Form 10-K
period 2002-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2003-03-31
CIK 1195933

------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                                       COMMISSION FILE
DECEMBER 31, 2002                                                   NO. 0-50167

                  INFINITY PROPERTY AND CASUALTY CORPORATION

INCORPORATED UNDER                                            IRS EMPLOYER I.D.
THE LAWS OF OHIO                                                 NO. 03-0483872

               2204 LAKESHORE DRIVE, BIRMINGHAM, ALABAMA 35209
                                (205) 870-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, no par value

OTHER SECURITIES FOR WHICH REPORTS ARE SUBMITTED PURSUANT TO SECTION 15(d) OF THE ACT: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No X
                                          -----    -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated
filer.  Yes       No  X
           -----    -----

         As of March 15, 2003, there were 20,481,458 shares of the Registrant's Common Stock outstanding. Infinity Property and Casualty Corporation is a new corporation that was formed in September 2002. Prior to an initial public offering completed in February of 2003, all shares of the Registrant's Common Stock were owned by American Financial Group, Inc.


                                -------------

                  DOCUMENTS INCORPORATED BY REFERENCE: None


-------------------------------------------------------------------------------

                  INFINITY PROPERTY AND CASUALTY CORPORATION

                            INDEX TO ANNUAL REPORT

                                 ON FORM 10-K

                                                                         Page
PART I
  Item  1 - Business:
                Introduction                                                1
                Operations                                                  1
                Investments                                                 7
                Regulatory Environment                                      9
  Item  2 - Properties                                                     10
  Item  3 - Legal Proceedings                                              10
  Item  4 - Submission of Matters to a Vote of Security Holders           (a)


PART II
  Item  5 - Market for Registrant's Common Equity and Related
               Stockholder Matters                                         11
  Item  6 - Selected Financial Data                                        12
  Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         13
  Item 7A - Quantitative and Qualitative Disclosures About
               Market Risk                                                 22
  Item  8 - Financial Statements and Supplementary Data                    22
  Item  9 - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        (a)


PART III
  Item 10 - Directors and Executive Officers of the Registrant             23
  Item 11 - Executive Compensation                                         26
  Item 12 - Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                  31
  Item 13 - Certain Relationships and Related Transactions                 32
  Item 14 - Controls and Procedures                                        36


PART IV
  Item 15 - Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                        S-1


  (a)  The response to this Item is "none".


-------------------------------------------------------------------------------

                  INFINITY PROPERTY AND CASUALTY CORPORATION

                          FORWARD-LOOKING STATEMENTS


This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "seeks", "could", "may", "should", "will", or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions, long term financing, future premiums, revenues, earnings and investment activities, expected losses, rate increases, improved loss experience and expected expense savings resulting from consolidation of the operations of the Company's subsidiaries.

Actual results could differ materially from those expected by the Company depending on certain risks and uncertainties including but not limited to:

     - changes in economic conditions and financial markets (including interest rates);

     -   the adequacy or accuracy of its pricing methodologies;

     - the presence of competitors with greater financial resources and the impact of competitive pricing;

     -   the ability to obtain timely approval for requested rate changes;

     - judicial and regulatory developments adverse to the automobile insurance industry;

     -   the outcome of pending litigation against the Company;

     - weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions);

     -   changes in driving patterns and loss trends;

     -   acts of war and terrorist activities; and

     - the challenges posed by consolidating the operations of its insurance subsidiaries.

The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

                                    PART I

                                    ITEM 1

                                   BUSINESS

INTRODUCTION

         Infinity Property and Casualty Corporation ("Infinity") is a holding company which, through subsidiaries, provides personal automobile insurance on a national level with an emphasis on nonstandard auto insurance. Infinity employs approximately 2,800 persons. Its address is 2204 Lakeshore Drive, Birmingham, Alabama 35209; its phone number is (205) 870-4000. SEC filings, news releases and other information may be accessed free of charge through Infinity's Internet site at: www.ipacc.com.

         Infinity was incorporated as an Ohio corporation in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. ("AFG") to acquire and conduct, as a separate public company, AFG's personal lines business written through independent agents. On December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the "NSA Group"). In exchange, AFG received all of the issued and outstanding shares of Infinity Common Stock and a $55 million promissory note. In February of 2003, AFG sold 12.5 million shares (61%) of Infinity in an initial public offering.

         As of January 1, 2003, Infinity acquired the inforce personal insurance business written through independent agents (the "Assumed Agency Business") by AFG's principal property and casualty subsidiary, Great American Insurance Company ("GAI"). Because this business is not a separate legal entity, the acquisition was effected through a reinsurance agreement under which an Infinity subsidiary assumed the inforce business, services the policyholders and handles the claims. GAI, in turn, transferred to Infinity assets (primarily investment securities) with a market value of $125.3 million and permits Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies that had previously issued such policies. This arrangement will continue for a period of up to three years during which time Infinity intends to make the proper rate and form filings to allow its insurance subsidiaries to write these policies.

         References to Infinity, unless the context requires otherwise includes the Combined Operations of the NSA Group and the Assumed Agency Business. Unless indicated otherwise, the financial information herein is presented on a GAAP basis.

OPERATIONS

         Infinity estimates that approximately 80% of its personal auto business is nonstandard auto insurance. While there is no precise, industry-recognized definition of nonstandard auto insurance, such insurance is generally understood to mean coverage to drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. Based on data published by A.M. Best, Infinity believes that it is the second largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, nonstandard commercial auto insurance and complementary personal lines insurance products.

         The business acquired by Infinity generated $989 million in gross premiums written and $687 million in net premiums written in 2002. In that year, approximately 95% of Infinity's business was personal auto and the remaining 5% was homeowners, umbrella liability, boat owners and nonstandard commercial auto coverages.

         Infinity has a history of favorable underwriting results. The following table compares Infinity's statutory combined ratio in past years with those of the personal lines insurance industry as a whole. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses to net earned premiums) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses to net written premiums). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

                      2002      2001     2000      1999      1998     1998-2002   1993-2002
                      ----      ----     ----      ----      ----     ---------   ---------
     Infinity         92.7%    104.6%   108.7%     98.7%     97.0%       100.9%      101.4%
     Industry (*)    105.6%    110.9%   109.9%    104.5%    102.7%       105.9%      105.2%

     (*)  Industry combined ratios were obtained from A.M. Best.

THE PERSONAL AUTOMOBILE MARKET

         Personal auto insurance is the largest line of property and casualty insurance accounting for approximately 40% of the $330 billion of annual industry premiums. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who, due to their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers that purchase nonstandard auto insurance generally pay higher premiums for similar coverage than drivers qualifying for standard or preferred policies. While there is no established industry-recognized demarcation between nonstandard policies and all other personal auto policies, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Approximately one-third of all personal automobile insurance is sold by independent agents.

         The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many automobile insurers attempted to capture more business by reducing rates. Infinity believes that these industry-wide rate reductions combined with increased severity trends during the period contributed to the deterioration of industry loss ratios in the years 1999 through 2001. Infinity began implementing rate increases in early 2000. Since that time, most of the industry, including some of the largest companies, have begun to raise rates and tighten underwriting standards in order to address poor results. Other insurance companies have recently withdrawn from the market because of their inability to compete successfully, impaired capital positions, or because of a decrease in the availability of reinsurance.

         The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity competes with both large national writers and smaller regional companies. In 2001, the five largest automobile insurance companies accounted for approximately 47% of the industry's net written premiums and the largest ten accounted for approximately 62% (2002 industry data not available). Over 380 insurance groups compete in the personal auto insurance industry, according to A.M. Best. Some of these groups may specialize in nonstandard auto insurance, while others provide a broad spectrum of personal auto insurance.

         Infinity generally competes with other insurers on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings.

PRICING AND PRODUCT MANAGEMENT

         Infinity develops tailored rates for its personal automobile customers based on a variety of factors, which may include the driving record of the insureds, the number of and type of vehicles covered, credit history, and other factors. Management believes this approach enables Infinity to achieve adequate rates for each risk and to provide a means to serve a broad spectrum of customers.

         Infinity evaluates risks in great detail and uses sophisticated proprietary databases and risk models to offer each driver the appropriate rate and coverage terms. For example, while many insurers evaluate drivers' ages based on broad groupings, Infinity looks at exact age to reflect differences in risk more accurately. In addition to varying rates, Infinity offers coverage terms tailored to unique market needs.

         The pricing segmentation approach that Infinity utilizes requires the extensive involvement of product managers who are responsible for the underwriting profitability of a specific state or region with the direct oversight of rate level structure by Infinity's most senior managers. Product managers work closely with pricing and product development departments to generate rate level indications and other relevant data. Product managers are also responsible for obtaining approval of Infinity's rate filings from state insurance departments. Infinity believes this approach has permitted it to respond more quickly than competitors to adverse loss trends such as those experienced in 1999 and 2000 and to obtain faster approval for its filings. Unlike many of its competitors, Infinity reacted by increasing personal auto rates across the NSA Group and Assumed Agency Business by 14% in 2000, again in 2001 and 12% in 2002. Infinity expects to benefit from these prior rate actions as well as the price firming currently taking place in the market.

DISTRIBUTION AND MARKETING

         Infinity distributes its products primarily through a network of approximately 14,000 independent agencies. Independent agencies were responsible for approximately 97% of Infinity's gross written premiums in 2002. In 2002, no one independent agency accounted for more than 2% of Infinity's gross written premiums, and only one agency accounted for more than 1% of its gross written premiums. Another mode of distribution includes relationships with some non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity's companies for their nonstandard risks. Infinity believes these are mutually beneficial relationships since its partners gain access to Infinity's nonstandard auto expertise and Infinity gains access to a new distribution channel. This channel represented approximately 3% of gross written premiums in 2002. Infinity also sells a small amount of business (representing less than 1% of its gross written premiums) via the Internet.

         Infinity holds licenses to write auto insurance in all 50 states, but it focuses on the 25 states which it believes provide the greatest opportunity for profitable growth considering the market size and the current legal and regulatory environment. In furtherance of this strategy, effective September 2002, Infinity no longer accepts new private passenger automobile insurance in New Jersey, and during the first quarter of 2003, Infinity had its obligation to issue renewal policies assumed by an unaffiliated insurance company. The following table sets forth the distribution of Infinity's gross premiums written by state as a percent of total gross written premiums for the periods indicated:

                                 2002           2001           2000
                                 ----           ----           ----
         California                36%            25%            23%
         Florida                   10             10             10
         New York                   8              9             12
         Georgia                    7              8              8
         Pennsylvania               7              7              6
         Connecticut                6              8              7
         All other states          26             33             34
                                 ----           ----           ----
                                  100%           100%           100%

         Infinity's business development department is responsible for the distribution and sale of its products through independent agencies and strategic partners. This department is split into two key areas, field operations and corporate business development. The responsibilities of Infinity's field business development representatives include selecting agencies and strategic partners for appointment, training them to sell its products, and monitoring their operations to ensure compliance with its production and profitability standards. While most of the field activity occurs face-to-face in the producer's office, Infinity has had success with other approaches such as group seminars that focus on promoting its products and conducting training for its agents.

         Infinity's corporate business development staff is responsible for its branding initiatives, cooperative advertising with its independent agents, sales promotions and agents' incentives. In addition, this team is actively engaged in building agency relationships via telephone, e-mail, fax and direct mail.

         Infinity fosters its agent relationships by providing them Infinity's software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity's internet-based software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes the array of services that it offers to its agents adds significant value to their businesses. For example, Infinity recently established the PASS Program (Providing Agents Service and Support). PASS is an incentive-based program through which Infinity's agents earn savings on service and support needs including technology, training, financial services, office supplies, advertising, promotion and travel.

         Infinity develops innovative products and services niche markets across the entire range of automobile insurance segments. Infinity focuses particular attention on developing relationships with Latino agents, especially in Southern California. Over the past decade, Latinos have been the fastest growing segment of the United States population according to U.S. Census Bureau data. For example, Latinos constitute an estimated 45% of the population in Los Angeles County. Over the past decade, Infinity has actively developed close relationships with Latino agents by supporting their businesses and customers in their local communities. Infinity has developed products and services that support their particular needs and interests such as translating important documents to Spanish and providing bilingual customer service and claims personnel. Infinity considers its position in this unique niche of the market, including the Infinity brand, to be a significant competitive advantage.

         Infinity's distribution and marketing efforts are implemented with a focus on maintaining a low cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2001, Infinity's statutory ratio of underwriting expenses to premiums written has averaged 22.9%, which is 4.8 points better than the personal lines industry average of 27.7% for the same period (2002 industry data not available). Ongoing consolidation of Infinity's historically separate business units is expected to generate savings during 2003 and additional expense reductions in future years as the consolidation efforts continue.

CLAIMS HANDLING

         Infinity's claims organization employs approximately 1,400 people and has 40 field branch offices and three regional offices. Infinity provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity uses predominantly its own local adjusters who typically respond to claims within 24 hours of a report.

         Infinity is committed to the field handling of claims and believes it provides better service to its customers and better control of the claim resolution process than alternative methods. Infinity opens claims branch offices in areas where it believes the volume of business will support them. Customer interactions can occur with generalists (multi-line claim representatives) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance. Nationally, over 50% of Infinity's claims are handled face-to-face. Infinity strives for accuracy, consistency and fairness in its claim resolutions. Infinity has an auditing program which measures performance in investigations, damage documentation and other relevant areas.

         Infinity's claims organization is committed to defending against non-meritorious claims. This is done through referrals to its special investigations team. This team, made up of claims and former law enforcement professionals, works in concert with field operations to resolve questionable claims.

         The recent consolidation of Infinity's separate claims departments has allowed it to gain economies of scale and to eliminate redundancies. Infinity believes that this will provide greater consistency in the claims handling process. Infinity estimates that it will reduce claims handling costs by approximately $6 million annually, about $2 million of which has been realized during 2002.

REINSURANCE

         Infinity reinsures a portion of its business with other insurance companies. Ceding reinsurance permits diversification of risk and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. Infinity is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve Infinity of its liability to insureds until claims are fully settled. To attempt to mitigate this credit risk, Infinity cedes business only to reinsurers that meet its credit ratings criteria.

         In April 2001, Infinity entered into a 90% quota share agreement on the personal auto physical damage business written by the NSA Group with Inter-Ocean Reinsurance Company Ltd., an unaffiliated company which is rated "A (Excellent)" by A.M. Best. Under this agreement, Infinity minimizes its credit risk by withholding premiums, in exchange for a fee, until all claims are resolved or the parties mutually agree to terminate the agreement. This quota share agreement was amended effective January 1, 2002, to include coverage of business written by GAI's personal lines that would otherwise be part of the business assumed by Infinity. Infinity renewed this agreement for 2003 on terms substantially equivalent to those in effect in 2002. For 2003, the agreement provides Infinity with the flexibility to adjust, on a quarterly basis, the percentage of business to be ceded to the reinsurer. The percentage ceded may be reduced from the current level of 90% to as low as 20%.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

         Loss and loss adjustment expense (LAE) reserves represent Infinity's estimate of its ultimate liability for unpaid claims and related adjustment expenses. Estimation of ultimate payments for claims and LAE requires significant judgment as payments can be influenced by factors that are subject to variation in the future. Among these factors are medical and auto repair cost inflation, jury awards and changes in the regulatory and legal environment. As a result, the ultimate liability may be greater or less than stated loss reserves.

         Internal actuarial staff reviews the NSA Group's reserves quarterly by accident year at a state and coverage level. Quarterly reviews allow for timely adjustments to reserves based on additional information. As part of these quarterly reviews, the actuarial staff performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per policy. As an overall review, the staff then evaluates loss and LAE ratios by accident year by state and by coverage for reasonableness. Actual frequency is fairly stable because policyholders generally report auto accidents within days of occurrence. Factors that can significantly affect actual frequency include, among others, changes in weather and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices, but are generally reliable. Loss severity is not as readily estimable, and can be affected by auto repair and medical cost inflation, jury awards and changes in policy limit profiles. For Infinity's NSA Group, the challenge of estimating average severity is somewhat mitigated by minimum policy limits for bodily injury on over 90% of its policies. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will cap the total payout. Estimation of LAE reserves is subject to variation from factors such as use of outside adjusters, frequency of lawsuits, claims staffing and experience levels.

         Infinity's independent auditors review the adequacy of its loss reserves as part of their audit procedures.

         The following tables present the development of the NSA Group's and the Assumed Agency Business' loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1992 through 2002. The top line of each table shows the estimated liability (in millions) for unpaid losses and loss adjustment expense recorded at the balance sheet date for the indicated years. The next line shows the re-estimated liability as of December 31, 2002. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

         These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

NSA GROUP

                                      1992     1993     1994     1995    1996     1997      1998    1999     2000     2001     2002
                                      ----     ----     ----     ----    ----     ----      ----    ----     ----     ----     ----
Liability for unpaid losses
 and loss adjustment expenses:
  As originally estimated             $262     $385     $489     $569    $511     $525      $589    $543     $627     $608     $571
  As re-estimated at
    December 31, 2002                  230      347      494      567     532      534       544     508      634      609      N/A

Liability re-estimated:
  One year later                     89.0%    89.6%    96.8%    97.8%   99.5%   100.8%     95.0%   95.3%    98.5%   100.2%
  Two years later                    87.0%    89.3%   100.4%    98.6%  101.9%   103.3%     93.6%   92.9%   101.1%
  Three years later                  87.5%    89.7%   101.1%    99.2%  104.7%   102.5%     91.0%   93.6%
  Four years later                   87.3%    90.2%   100.9%   100.3%  104.3%   100.9%     92.5%
  Five years later                   87.8%    90.1%   101.5%   100.0%  103.5%   101.7%
  Six years later                    88.0%    90.4%   101.3%    99.5%  103.9%
  Seven years later                  88.3%    90.6%   100.9%    99.7%
  Eight years later                  88.4%    90.1%   101.0%
  Nine years later                   87.9%    90.1%
  Ten years later                    87.9%

Cumulative deficiency
  (redundancy):                    (12.1%)  ( 9.9%)     1.0%  (  .3%)    3.9%     1.7%   ( 7.5%) ( 6.4%)     1.1%     0.2%      N/A
                                   =======   ======     ====  =======    ====     ====   ======= =======     ====     ====     ====
Cumulative paid as of:
  One year later                     59.9%    58.8%    64.1%    63.8%   62.9%    59.3%     54.5%   53.0%    53.5%    51.5%
  Two years later                    76.1%    76.9%    87.2%    85.0%   83.9%    81.3%     73.2%   69.6%    76.6%
  Three years later                  82.1%    84.6%    95.2%    93.2%   94.3%    90.8%     80.6%   81.4%
  Four years later                   84.9%    87.5%    98.2%    96.6%   98.7%    94.8%     86.5%
  Five years later                   86.2%    88.7%    99.6%    98.3%  100.4%    98.0%
  Six years later                    86.9%    89.4%   100.5%    98.4%  101.9%
  Seven years later                  87.3%    89.9%   100.3%    98.8%
  Eight years later                  87.7%    89.6%   100.6%
  Nine years later                   87.3%    89.8%
  Ten years later                    87.5%

    The following is a reconciliation of the NSA Group's net liability to the gross liability for unpaid losses and loss adjustment expense.

                                      1992     1993     1994     1995    1996     1997      1998    1999     2000     2001     2002
                                      ----     ----     ----     ----    ----     ----      ----    ----     ----     ----     ----
  As originally estimated:
    Net liability shown above         $262     $385     $489     $569    $511     $525      $589    $543     $627     $608     $571
    Add reinsurance
      recoverables                       7       11        7        5      12        6        10      10       13       37       33
                                      ----     ----     ----     ----    ----     ----      ----    ----     ----     ----     ----
    Gross liability                   $269     $396     $496     $574    $523     $531      $599    $553     $640     $645     $604
                                      ====     ====     ====     ====    ====     ====      ====    ====     ====     ====     ====
  As re-estimated at December 31, 2002:
    Net liability shown above         $230     $347     $494     $567    $532     $534      $544    $508     $634     $609
    Add reinsurance
      recoverables                      12       16        8        6      17       13        16      18       16       40
                                      ----     ----     ----     ----    ----     ----      ----    ----     ----     ----
    Gross liability                   $242     $363     $502     $573    $549     $547      $560    $526     $650     $649      N/A
                                      ====     ====     ====     ====    ====     ====      ====    ====     ====     ====      ===

Gross cumulative deficiency
  (redundancy)                        (9.9%)   (8.3%)    1.2%    (0.3%)   4.9%     2.9%    (6.7%)  (4.9%)     1.5%     0.7%     N/A
                                      ====     ====     ====     ====    ====     ====      ====    ====     ====     ====      ===


         During 2002, the NSA Group settled for $5.1 million a state class action lawsuit involving the issue of whether there is an inherent diminished value in a damaged automobile that should be accounted for when calculating claim payments. The settlement increased the reserve deficiency for the 2001 calendar year-end reserves by $5.1 million. Excluding this, Infinity's NSA Group experienced an overall redundancy for the calendar year-end 2001 reserves of about $4 million.

         The following table presents the development of loss reserves for the Assumed Agency Business (in millions). Under the reinsurance agreement entered into with GAI, Infinity's insurance subsidiaries assumed the net reserves from GAI. Accordingly, gross reserves and net reserves are the same.

ASSUMED AGENCY BUSINESS

                                      1992     1993     1994     1995    1996     1997      1998    1999     2000     2001     2002
                                      ----     ----     ----     ----    ----     ----      ----    ----     ----     ----     ----
Liability for unpaid losses
 and loss adjustment expenses:
  As originally estimated             $170     $171     $181     $189    $213     $190      $150    $118     $106     $116     $126
  As re-estimated at
    December 31, 2002                  157      184      203      205     196      145       123     119      113      123      N/A

Liability re-estimated:
  One year later                     94.6%   104.2%   104.0%   114.4%  106.2%    88.9%     84.1%  102.9%   104.9%   106.3%
  Two years later                    94.6%   104.3%   114.1%   118.0%   99.3%    78.0%     86.2%  100.6%   106.9%
  Three years later                  92.0%   108.9%   115.7%   113.6%   93.9%    79.5%     82.3%  101.2%
  Four years later                   93.7%   109.4%   113.7%   110.2%   93.3%    76.6%     81.8%
  Five years later                   94.2%   108.2%   112.3%   109.3%   91.7%    76.6%
  Six years later                    93.4%   107.7%   111.1%   108.0%   92.2%
  Seven years later                  93.1%   106.7%   110.6%   108.7%
  Eight years later                  92.0%   106.1%   111.6%
  Nine years later                   91.5%   107.2%
  Ten years later                    92.6%

Cumulative deficiency
  (redundancy):                     (7.8%)     7.3%    11.6%     8.7%  (7.8%)  (23.4%)   (18.2%)    1.2%     6.9%     6.3%      N/A
                                    ======   ======   ======   ======  ======  =======   =======   =====    =====    =====      ===
Cumulative paid as of:
  One year later                     50.0%    56.7%    60.5%    57.6%   51.4%    37.8%     38.6%   47.5%    47.0%    43.6%
  Two years later                    71.1%    81.3%    85.7%    86.0%   71.1%    55.2%     57.9%   69.5%    70.8%
  Three years later                  81.8%    94.9%   100.7%    97.7%   80.6%    65.2%     69.4%   83.3%
  Four years later                   88.3%   103.0%   106.4%   102.6%   85.6%    70.2%     75.3%
  Five years later                   91.8%   105.3%   108.9%   104.5%   88.1%    73.3%
  Six years later                    92.4%   106.5%   108.8%   105.8%   90.2%
  Seven years later                  92.8%   105.2%   109.5%   107.4%
  Eight years later                  91.1%   105.8%   111.0%
  Nine years later                   91.5%   107.2%
  Ten years later                    92.6%

         For the Assumed Agency Business, the internal actuarial staff evaluates reserves quarterly by accident year and in most instances on a countrywide basis. In 2002, the year-end 2001 reserves for the Assumed Agency Business developed adversely by about $7 million, mostly from accident year 2001. The adverse development related primarily to higher average claims frequency on business written in New Jersey and Pennsylvania.

INVESTMENTS

GENERAL

         Infinity employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all the insurance premium that it can profitably write. The investment portfolio is managed by American Money Management Corporation, a wholly-owned subsidiary of AFG. Infinity's board of directors sets investment guidelines and periodically reviews the portfolio performance for compliance with such guidelines.

The following table presents the percentage distribution of the NSA Group's year end investment portfolio (excluding investment in equity securities of affiliate corporations). The December 31, 2002 percentage distribution of the NSA Group's investment portfolio was adjusted to include the investments transferred to Infinity (approximately $125 million) in connection with the January 1, 2003 acquisition of GAI's Assumed Agency Business.

                                     2002       2001       2000
                                     ----       ----       ----
Cash and Cash Equivalents             8.3%       5.1%      13.4%
Fixed Maturities:
    U.S. Government and Agencies      7.9        8.9        4.7
    State and Municipal               5.6        4.2        4.1
    Public Utilities                 10.7       10.7        9.1
    Mortgage-Backed Securities       12.3       11.7        8.0
    Corporate and Other              49.7       54.8       56.5
    Redeemable Preferred Stocks        .8         .6         .4
                                    -----      -----      -----
                                     87.0       90.9       82.8
    Net Unrealized Gains (Losses)     3.2         .2       (1.2)
                                    -----      -----      -----
                                     90.2       91.1       81.6
Equity Securities                     1.5        3.8        5.0
                                    -----      -----      -----
                                    100.0%     100.0%     100.0%
                                    =====      =====      =====

The following table presents the yields of the NSA Group's investment portfolios as reflected in the financial statements.

                                                   2002       2001        2000
                                                   ----       ----        ----
Yield on Fixed Income Securities:
    Excluding realized gains and losses            6.4%       6.7%       6.7%
    Including realized gains and losses            6.3%       6.8%       6.3%

Yield on Equity Securities:
    Excluding realized gains and losses            3.4%       2.8%       2.7%
    Including realized gains and losses          (12.6%)    (10.7%)      0.8%

Yield on All Investments:
    Excluding realized gains and losses            6.3%       6.6%       6.5%
    Including realized gains and losses            5.7%       6.1%       6.0%

FIXED MATURITY INVESTMENTS

      Infinity's fixed maturity portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows Infinity's bonds and redeemable preferred stocks, by NAIC designation and comparable Standard & Poor's Corporation rating as of December 31, 2002. The table also includes $114.6 million in fixed maturity investments that were transferred to Infinity in connection with the January 1, 2003 acquisition of GAI's Assumed Agency Business.

                                                                     Market Value
        NAIC                                          Amortized   -----------------
        Rating    Comparable S&P Rating                    Cost    Amount        %
        ------    ---------------------               ---------   --------      ---
          1       AAA, AA, A                          $   646.6   $  681.4       64%
          2       BBB                                     286.3      298.8       28
                                                      ---------   --------      ---
                     Total investment grade               932.9      980.2       92%
                                                      ---------   --------      ---
          3       BB                                       63.2       55.3        5
          4       B                                        30.2       29.6        3
          5       CCC, CC, C                                3.6        3.3        *
          6       D                                         1.8        1.7        *
                                                      ---------   --------      ---
                     Total noninvestment grade             98.8       89.9        8%
                                                      ---------   --------      ---
                     Total                            $ 1,031.7   $1,070.1      100%
                                                      =========   ========      ===

        -------------------
        (*)  Less than 1%

         Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2002, the average life of Infinity's fixed maturities was about 5 years. See Note C to the financial statements for the composition of Infinity's fixed income portfolio by scheduled maturity.

         For additional information regarding Infinity's investment portfolio and results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investments."

RATINGS

         A.M. Best has currently assigned Infinity's insurance company subsidiaries a group rating of "A (Excellent)". According to A.M. Best, "A" ratings are assigned to insurers which have, on balance, "excellent balance sheet strength, operating performance and business profile" when compared to the standards established by A.M. Best and, in A.M. Best's opinion, "have an excellent ability to meet their ongoing obligations to policyholders."

REGULATORY ENVIRONMENT

         Infinity's insurance company subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions involving the insurers and prescribing the type and amount of investments. Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to participate in various assigned risk pools, reinsurance facilities or underwriting associations which provide various insurance coverages to individuals that otherwise are unable to purchase that coverage in the voluntary market. Participation in these involuntary plans is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these plans traditionally have been unprofitable. The amount of premiums Infinity might be required to assume in a given state in connection with an involuntary plan may be reduced because of credits Infinity may receive for nonstandard policies that it writes voluntarily. Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit an automobile insurer's ability to cancel and non-renew policies.

         The insurance laws of the states of domicile of Infinity's insurance subsidiaries contain provisions to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to a specified percentage (generally 10%) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of Infinity's Common Stock.

         Infinity is a holding company with no business operations of its own. Consequently, Infinity's ability to pay dividends to shareholders and meet its debt payment obligations is largely dependent on dividends or other distributions from its insurance company subsidiaries. State insurance laws restrict the ability of Infinity's insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an "extraordinary dividend" until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30 day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurer's remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

         Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The maximum dividends payable during 2003 to Infinity by its insurance companies without seeking regulatory approval is approximately $51 million.

         State insurance law requires Infinity's insurance companies to maintain specified levels of statutory capital and surplus. In addition, for competitive reasons, Infinity's insurance company subsidiaries need to maintain adequate financial strength ratings from independent rating agencies. Both of these factors may limit the ability of Infinity's insurance subsidiaries to declare and pay dividends.


                                    ITEM 2

                                  PROPERTIES

         Infinity's insurance subsidiaries lease approximately 680,000 square feet of office space in numerous cities throughout the United States. Most of these leases expire within 8 years. The most significant leased office spaces are located in suburban Atlanta, Birmingham (Infinity's principal office), Cincinnati, Windsor (Connecticut) and Los Angeles. An Infinity subsidiary also owns a 46,000 square foot office building in Dallas.


                                    ITEM 3

                              LEGAL PROCEEDINGS

         Infinity's subsidiaries are, from time to time, named as defendants in various lawsuits incidental to its insurance business. There are currently class action lawsuits pending against the Company in various state courts that involve disputes over methods used to calculate claim payments on vehicles determined to be a total loss, the assessment of nonpayment cancellation fees, and interpretations of state mandated fee schedules under no fault insurance laws. Also pending are lawsuits that seek extra contractual damages in addition to damages claimed under insurance policies. Based on information currently known by the Company and the status of these lawsuits, management believes that the subsidiaries' ultimate liability in these actions, if any, will not have a material adverse effect on the Company's results of operations, liquidity or financial position.

                                   PART II

                                    ITEM 5

    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Infinity issued 100 shares of Common Stock to American Premier Underwriters, Inc. ("APU"), a 100%-owned subsidiary of AFG, in connection with the formation of Infinity in September 2002. On December 31, 2002, Infinity issued an additional 900 shares of Common Stock to APU in exchange for the capital stock of the NSA Group companies. In January 2003, Infinity increased its authorized capital stock to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock and implemented a common stock split. After the stock split, Infinity had 20,347,083 shares of Common Stock outstanding. No Preferred Stock has been issued.

         AFG completed an initial public offering of Infinity's Common Stock in February of 2003. Because virtually all shares are being held in nominee names for beneficial owners following the public offering, there were only seven registered holders of record at March 15, 2003. Infinity's Common Stock is listed and traded on the NASDAQ under the symbol IPCC. Infinity intends to pay a quarterly dividend of $.055 per share beginning in the second quarter of 2003.

EQUITY COMPENSATION PLAN INFORMATION

                              Number of securities                            Number of securities
                                    issued as                                 available for future
                              restricted shares or                            issuance under equity
                                to be issued upon      Weighted-average        compensation plans
                                   exercise of         exercise price of      (excluding securities
Equity Compensation Plans      outstanding options    outstanding options   reflected in column (a))
-------------------------     --------------------    -------------------   ------------------------
                                       (a)                    (b)                     (c)

Approved by shareholders               none                   n/a                2,500,000 (1)
Not approved by
  shareholders                         none                   n/a                     none

(1) In 2002, Infinity established and its sole shareholder approved a stock option plan and a restricted stock plan to enable it to attract and motivate employees and to align their interests with those of Infinity's shareholders.

                                    ITEM 6

                           SELECTED FINANCIAL DATA

         At December 31, 2002, AFG transferred the NSA Group to Infinity. Financial information for periods prior to the date of transfer represents the combined information of the NSA Group. Infinity also acquired the Assumed Agency Business from GAI through a reinsurance transaction effective January 1, 2003. The historical financial information shown below (in millions) as of and for each of the four years ended December 31, 2002 was derived from audited financial statements. Data as of and for the year ended December 31, 1998 was derived from unaudited financial statements which include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the financial position and results of operations for those periods.

                                                                                                          (unaudited)
                                                2002            2001             2000           1999             1998
                                                ----            ----             ----           ----             ----
INFINITY

  Earnings Statement Data:
  Earned Premiums                           $  645.9(a)     $  916.4(a)      $1,043.3         $944.5         $1,156.7
  Total Revenues                               704.5           990.0          1,110.8        1,044.9          1,244.8
  Operating Earnings (Loss) before
    Income Taxes                                70.9            15.8           (58.9)           81.6             94.2
  Net Earnings (Loss)                           45.9             9.7           (50.1)           50.9             64.0

  Balance Sheet Data:
  Cash and Investments                      $1,061.3        $1,188.1         $1,216.2       $1,095.6         $1,276.7
  Total Assets                               1,545.2         1,760.4          1,787.9        1,594.9          1,778.4
  Unpaid Losses and Loss Adjustment
    Expenses                                   604.0           645.2            640.3          553.3            599.5
  Total Liabilities                          1,158.4         1,197.6          1,173.7        1,060.9          1,136.7
  Shareholder's Equity                         386.8           562.8            614.2          534.0            641.7


ASSUMED AGENCY BUSINESS

  Earnings Statement Data:
  Earned Premiums                           $  107.2(b)     $  149.9           $128.9         $138.5           $148.2
  Underwriting Gain (Loss)                     (10.0)          (14.7)            (3.6)          18.6             19.4

  Balance Sheet Data:
  Assets (excluding Investments)
    to be Transferred                       $   53.5        $   78.8           $ 65.2         $ 55.4           $ 62.1
  Investments to be Transferred                125.3              -                -              -                -
  Unpaid Losses and Loss Adjustment
    Expenses                                   125.6           115.9            105.9          118.3            150.5
  Liabilities to be Transferred                178.8           200.5            173.3          183.1            222.2

(a) The decline in earned premiums during 2001 and 2002 is due primarily to a reinsurance agreement pursuant to which Infinity ceded 90% of the automobile physical damage business written by it as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) The decline in earned premiums during 2002 reflects the inclusion of the Assumed Agency Business in the reinsurance agreement discussed above effective January 1, 2002.

                                     ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Following is a discussion and analysis of the financial statements of Infinity and the financial statements of the agency business that Infinity assumed from GAI on January 1, 2003. Together, these businesses comprise Infinity's operations going forward. References in this discussion to Infinity include the NSA Group and the Assumed Agency Business unless the context indicates otherwise. This discussion should be read in conjunction with the audited financial statements beginning on page F-1.

         Infinity was incorporated in the state of Ohio in September 2002 as an indirect wholly-owned subsidiary of AFG. On December 31, 2002, AFG transferred to Infinity all of the outstanding common stock of the following personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the "NSA Group").

         Through a reinsurance transaction effective January 1, 2003, Infinity acquired the Assumed Agency Business consisting of the personal lines business written through independent agents by AFG's principal property and casualty subsidiary, GAI. The Assumed Agency Business had net earned premiums of $107 million in 2002 consisting primarily of standard and preferred private passenger automobile insurance. The Assumed Agency Business is not included in Infinity's historical financial statements.

         The acquisition of the NSA Group has been accounted for, and the assumption of the Assumed Agency Business will be accounted for, at AFG's historical carrying amounts as transfers of net assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141.

CRITICAL ACCOUNTING POLICIES

         Significant accounting policies are summarized in Note B to the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves and the determination of "other than temporary" impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. These two policies are discussed below under the headings "Liquidity and Capital Resources - Investments" and "Liquidity and Capital Resources -Uncertainties."

LIQUIDITY AND CAPITAL RESOURCES

         RATIOS The National Association of Insurance Commissioners' model law for risk based capital ("RBC") provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2002, the capital ratios of all Infinity insurance companies substantially exceeded the RBC requirements.

         SOURCES OF FUNDS Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Funds to meet these obligations will come primarily from dividend and tax payments from Infinity's insurance subsidiaries.

         Under the state insurance laws, dividends and capital distributions from insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends payable during 2003 without regulatory approval by Infinity's insurance subsidiaries is $51 million.

         Following the completion of the public offering in February of 2003, Infinity plans to file consolidated federal income tax returns including all 80%-owned U.S. subsidiaries. Under tax allocation agreements with Infinity, its eligible subsidiaries will compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) will be currently payable to (or receivable from) Infinity.

         Infinity intends to establish a bank credit line in 2003 that will provide resources to meet liquidity requirements. However, if these funds and funds generated from operations, including dividends and tax payments from its insurance subsidiaries, are insufficient to meet fixed charges in any period, Infinity would have to generate cash through alternative methods of financing, sales of assets, or similar transactions.

         Infinity's insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. Infinity had positive cash flow from operations of approximately $45 million in 2002, $33 million in 2001 and $25 million in 2000.

         QUOTA SHARE AGREEMENT Effective April 2001, Infinity's insurance subsidiaries entered into a reinsurance agreement with Inter-Ocean Reinsurance Limited, under which Infinity's subsidiaries agreed to cede 90% of its personal auto physical damage business on a funds withheld basis for policies written from April 1, 2001 to December 31, 2002. Infinity has renewed this agreement for 2003 on terms substantially equivalent to those in effect in 2002. Infinity has the flexibility in 2003 to adjust, on a quarterly basis, the percentage of business to be ceded under the reinsurance agreement. The percentage ceded may be reduced from the current level of 90% to as low as 20%. No adjustments with respect to future quarters can be predicted at this time but will be determined based on business conditions. Premiums ceded under this agreement from inception through December 31, 2001, and for the year ended December 31, 2002, were $219.5 million and $296.1 million, respectively.

         The Inter-Ocean reinsurance agreement also includes coverage of GAI's personal lines business written through independent agents for policies in effect since January 1, 2002, and unearned premium at December 31, 2001 that Infinity would otherwise assume as part of the Assumed Agency Business. Accordingly, GAI's participation in the Inter-Ocean reinsurance agreement reduces the size of the Assumed Agency Business. Premiums ceded by GAI under this agreement were $78.5 million in 2002.

         INVESTMENTS Infinity's investment portfolio at December 31, 2002, contained $956 million in fixed maturity securities and $18 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholder's equity on an after-tax basis. At December 31, 2002, Infinity had a pretax net unrealized gain of $38.5 million on fixed maturities and a pretax unrealized loss of $1.5 million on equity securities.

         Approximately 91% of the fixed maturities that Infinity holds were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2002. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade.

         Investments in mortgage-backed securities ("MBSs") represented approximately one-seventh of Infinity's fixed maturities at December 31, 2002. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Due to the significant decline in the general level of interest rates in 2002, Infinity has experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Approximately 95% of Infinity's MBSs are rated "AAA" and all are investment grade.

      Summarized information for securities with unrealized gains and losses in Infinity's balance sheet at December 31, 2002 is shown in the following table (dollars in millions). Approximately $1.6 million of "Fixed Maturities" and $883,000 of "Equity Securities" had no unrealized gains or losses at December 31, 2002.

                                                                    Securities    Securities
                                                                       With          With
                                                                    Unrealized    Unrealized
                                                                      Gains         Losses
                                                                    ----------    ----------
     Fixed Maturities
       Market value of securities                                     $844.8        $109.2
       Amortized cost of securities                                   $793.9        $121.6
       Gross unrealized gain (loss)                                   $ 50.9       ($ 12.4)
       Market value as a % of amortized cost                           106.4%         89.8%
       Number of security positions held                                 345            61
       Number individually exceeding $500,000 gain or loss                14             6
       Concentration of gains (losses) by type or industry
         (exceeding 5% of unrealized):
           Mortgage-backed securities                                 $  6.1       ($   .4)
           Banks                                                         4.7           (.2)
           U.S. Government and government agencies                       4.1             -
           State, municipalities and political subdivisions              3.8           (.1)
           Electric services                                             2.3          (1.8)
           Natural gas transmission and distribution                     1.2           (.9)
           Air transportation                                             .4          (4.7)
       Percentage rated investment grade                                  98%           44%

     Equity Securities
       Market value of securities                                     $  1.0        $ 15.7
       Cost of securities                                             $   .6        $ 17.6
       Gross unrealized gain (loss)                                   $   .4       ($  1.9)
       Market value as % of cost                                       166.7%         89.2%
       Number individually exceeding $500,000 gain or loss                  -            1


         The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2002 based on their market values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

                                                 Securities       Securities
                                                    With             With
                                                 Unrealized       Unrealized
    Maturity                                       Gains            Losses
    --------                                     ----------       ----------
      One year or less                               8%               8%
      After one year through five years             32               41
      After five years through ten years            37               38
      After ten years                                7                8
                                                   ---              ---
                                                    84               95
      Mortgage-backed securities                    16                5
                                                   ---              ---
                                                   100%             100%
                                                   ===              ===

         Infinity realized aggregate losses of $5.9 million during 2002 on $34 million in sales of fixed maturity securities (12 issues; 9 issuers) that had individual unrealized losses greater than $100,000 at December 31, 2001. The market value of four of the securities did not change from December 31, 2001 to the sale date. Market values of three of the securities increased an aggregate of $1.4 million from December 31, 2001 to date of sale. One of the securities was a Qwest Communications bond that decreased in value by $2.2 million from December 31, 2001 to the date of sale due to the decline in Qwest's financial condition. Market values of the remaining four securities decreased an aggregate of $694,000 from December 31, 2001 to the sale date.

         Although Infinity had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' credit-worthiness, decisions to lessen exposure to a particular credit or industry, or decisions to modify asset allocation within the portfolio.

         The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at December 31, 2002.

                                                                                                                 Market
                                                                              Aggregate       Aggregate        Value as
                                                                                 Market      Unrealized       % of Cost
                                                                                  Value     Gain (Loss)           Basis
Fixed Maturities

SECURITIES WITH UNREALIZED GAINS:
  Exceeding $100,000 at 12/31/02 and for:
    Less than one year (160 issues)                                              $556.7        $   38.5          107.4%
    More than one year (19 issues)                                                 64.2             6.2          110.7
  Less than $100,000 at 12/31/02 (166 issues)                                     223.9             6.2          102.8
                                                                                 ------        --------
                                                                                 $844.8        $   50.9          106.4%
                                                                                 ======        ========
SECURITIES WITH UNREALIZED LOSSES:
  Exceeding $100,000 at 12/31/02 and for:
    Less than one year (22 issues)                                               $ 40.5        $ (  7.4)          84.6%
    More than one year (12 issues)                                                 24.1            (4.1)          85.5
  Less than $100,000 at 12/31/02 (27 issues)                                       44.6             (.9)          98.0
                                                                                 ------        --------
                                                                                 $109.2        $ ( 12.4)          89.8%
                                                                                 ======        ========
Equity Securities

SECURITIES WITH UNREALIZED GAINS:
  Exceeding $100,000 at 12/31/02 and for:
    Less than one year (none)                                                    $    -        $     -              - %
    More than one year (2 issues)                                                    .7              .4          233.3
  Less than $100,000 at 12/31/02 (4 issues)                                          .3              -           100.0
                                                                                 ------        --------
                                                                                 $  1.0        $     .4          166.7%
                                                                                 ======        ========
SECURITIES WITH UNREALIZED LOSSES:
  Exceeding $100,000 at 12/31/02 and for:
    Less than one year (3 issues)                                                $ 14.0        $ (  1.0)          93.3%
    More than one year (1 issue)                                                     .5             (.6)          45.5
  Less than $100,000 at 12/31/02 (6 issues)                                         1.2             (.3)          80.0
                                                                                 ------        --------
                                                                                 $ 15.7        $ (  1.9)          89.2%
                                                                                 ======        ========

         When a decline in the value of a specific investment is considered to be "other than temporary", a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:


         - whether the unrealized loss is credit-driven or a result of changes in market interest rates,

         -        the extent to which market value is less than cost basis,

         - historical operating, balance sheet and cash flow data contained in issuer SEC filings,

         -        issuer news releases,

         - near-term prospects for improvement in the issuer and/or its industry,

         - industry research and communications with industry specialists,

         -        third party research and credit rating reports,

         -        internally generated financial models and forecasts,

         -        discussions with issuer management, and

         - ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.


         Based on its analysis of the factors enumerated above, management believes (i) Infinity will recover its cost basis in the securities with unrealized losses and (ii) that Infinity has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on Infinity's liquidity.

         Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

                  Net Realized
                Gains (Losses)    Charges for
                      on Sales     Impairment      Other       Total
                --------------    -----------     --------    ------
      2002               $ 3.0        ($ 9.4)     ($.3)(a)    ($6.7)
      2001                10.3         (16.2)            -     (5.9)
      2000                (2.4)         (3.0)            -     (5.4)

         (a)  Adjustments to reflect warrants at fair value.

         Increased impairment charges in recent years reflect, among other things, a rise in corporate defaults in the marketplace.

UNCERTAINTIES

         INSURANCE RESERVES Liabilities for the costs of losses and loss adjustment expenses for both reported and unreported claims are estimated based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and loss adjustment expense is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management monitors items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. Adjustments to reserves are reflected in the results of operations in the periods in which estimates change.

         EXPOSURE TO MARKET RISK Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Infinity's exposures to market risk relate primarily to its investment portfolio which is exposed to interest rate risk and, to a lesser extent, equity price risk.

         FIXED MATURITY PORTFOLIO The fair value of Infinity's fixed maturity portfolio is directly impacted by changes in market interest rates. Infinity's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. The portfolios of Infinity's insurance companies are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

         The following table provides information about Infinity's fixed maturity investments at December 31, 2002 and 2001, that are sensitive to interest rate risk. The table shows expected principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                 December 31, 2002                          December 31, 2001
               ----------------------                     ---------------------
                Principal                                  Principal
               Cash Flows        Rate                     Cash Flows       Rate
               ----------        ----                     ----------       ----
2003               $105.0         6.7%     2002               $ 63.7        7.5%
2004                 76.6         7.1      2003                143.9        7.1
2005                122.9         6.4      2004                 89.1        7.0
2006                100.3         6.5      2005                119.4        6.6
2007                 97.9         6.6      2006                137.1        6.3
Thereafter          404.1         6.2      Thereafter          523.1        6.8
                   ------                                   --------

Total              $906.8         6.4%     Total            $1,076.3        6.8%
                   ======                                   ========

Fair Value         $955.6                  Fair Value       $1,082.8
                   ======                                   ========


         EQUITY PRICE RISK Equity price risk is the potential economic loss from adverse changes in equity security prices. Although Infinity's investment in equity securities is only 2% of total investments, it is concentrated in a relatively limited number of positions; approximately four-fifths of the total is in three investments. While this approach allows management to more closely monitor the companies and industries in which they operate, it does increase risk exposure to adverse price declines in a major position.

RESULTS OF OPERATIONS

UNDERWRITING Infinity's insurance subsidiaries sell nonstandard, standard and preferred personal auto insurance and, to a lesser extent, nonstandard commercial auto coverage and a complement of other personal lines insurance products. Nonstandard coverage is a product designed for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage.

         Underwriting profitability is measured by the combined ratio which is a sum of the ratios of losses, loss adjustment expenses ("LAE") and underwriting expenses to earned premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

         While losses on claims reported are generally determinable, the process of determining overall loss and LAE reserves is also highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain "best estimates" which are then included in the overall results. These estimates are subject to changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year underwriting results. As a result, the ratio of loss and LAE expenses component of the combined ratio includes development of prior year reserves in addition to provision for losses and LAE occurring in the current year.

         Underwriting expenses include expenses that vary directly with premium volume (commissions and premium taxes) as well as expenses that are relatively fixed (administrative expenses). Accordingly, underwriting expenses tend to move in the same direction as premiums but at a slower rate. As a result, the underwriting expense ratio tends to decrease when premiums grow and increase when premiums decline.

         Since early 2000, Infinity's insurance subsidiaries have been increasing their premium rates with a goal of achieving underwriting profits, even if it entails foregoing volume. Management expects rate increases to continue during 2003 but at a reduced pace and level. As with all property and casualty companies, the beneficial impact of these price increases is reflected in Infinity's financial results over time. Infinity implements price increases on its in-force policies as they are renewed, which generally takes between six and twelve months for the entire book of business. Infinity recognizes increased premiums on particular policies as the premiums are earned, generally over the course of the six to twelve months after the policy is effective.

         Net earned premiums and combined ratios for Infinity and the Assumed Agency Business were as follows (dollars in millions):

                                                      2002      2001        2000
                                                      ----      ----        ----
   Net Earned Premiums (GAAP)
   Infinity:
     Gross written premiums                         $ 914.6   $ 962.3    $1,077.7
     Ceded reinsurance                               (301.6)   (224.7)       (3.8)
                                                    -------   -------    --------
     Net written premiums                             613.0     737.6     1,073.9
     Change in unearned premiums                       32.9     178.8       (30.6)
                                                    -------   -------    --------
     Net earned premiums                            $ 645.9   $ 916.4    $1,043.3
                                                    =======   =======    ========

   Assumed Agency Business:
     Net written premiums (a)                       $  74.3   $ 165.3    $  133.1
     Change in unearned premiums                       32.9     (15.4)       (4.2)
                                                    -------   -------    --------
     Net earned premiums                            $ 107.2   $ 149.9    $  128.9
                                                    =======   =======    ========

   Combined Ratios (GAAP)
   Infinity:
     Loss and LAE ratio                                81.8%     82.1%       87.8%
     Underwriting expense ratio                        12.2      22.1        22.0
     Combined ratio                                    94.0%    104.2%      109.8%

   Assumed Agency Business:
     Loss and LAE ratio                                84.9%     81.2%       72.4%
     Underwriting expense ratio                        24.4      28.6        30.4
     Combined ratio                                   109.3%    109.8%      102.8%

   Weighted Average of Infinity and Agency:
     Loss and LAE ratio                                82.2%     82.0%       86.1%
     Underwriting expense ratio                        13.9      22.9        22.9
     Combined ratio                                    96.1%    104.9%      109.0%

         (a) Under a reinsurance agreement entered into with GAI, Infinity's insurance subsidiaries assumed net written premiums from GAI. Accordingly, gross written premiums and net written premiums are the same.

         2002 COMPARED TO 2001 Infinity's net earned premiums decreased $271 million (30%) during 2002 due primarily to the Inter-Ocean reinsurance agreement, effective April 1, 2001, under which Infinity ceded 90% of the personal automobile physical damage business written by its insurance subsidiaries during 2002. Excluding the effect of this agreement, net earned premiums declined approximately 9%, reflecting lower business volume partially offset by the impact of rate increases. Policies in force declined 16% from approximately 734,000 on December 31, 2001 to 616,000 on December 31, 2002. The decline in policy counts is due to rate increases and actions taken to reduce business in certain non-focus or non-profitable states as well as decisions by insureds not to renew. During 2002, Infinity increased personal auto rates about 12% over rates in effect at year end 2001. Underwriting expenses in 2002 include the effect of $130.4 million in ceding commissions earned under the Inter-Ocean reinsurance agreement. Commissions earned under this agreement generally vary directly with the loss and LAE ratio on the business ceded. Accordingly, Infinity's expense ratio reflects the benefit of strong underwriting results in the business ceded to Inter-Ocean. Overall, Infinity's combined ratio improved 10.2 points over 2001 due primarily to recent rate increases. Excluding the effect of the Inter-Ocean agreement, Infinity's combined ratio for 2002 was 95.9% compared to 103.7% in 2001.

         Net earned premiums of the Assumed Agency Business decreased $43 million (28%) in 2002 reflecting the impact of the Inter-Ocean reinsurance agreement, effective January 1, 2002, under which 90% of GAI's personal automobile physical damage business written through independent agents was ceded. Excluding the effect of this agreement, net earned premiums increased $12.1 million (8%) reflecting rate increases implemented in the later part of 2001, partially offset by a reduction in volume from certain unprofitable business. The combined ratio was flat as an increase in prior year development was offset by the shift away from underperforming business and the increase in rates over the past year. Underwriting expenses fell $16.6 million in 2002 compared to 2001 reflecting GAI's $19.7 million ceding commission earned on premiums ceded under the Inter-Ocean reinsurance agreement.

         2001 COMPARED TO 2000 Infinity's net earned premiums decreased $127 million (12%) in 2001 due primarily to the automobile physical damage reinsurance agreement discussed above. Excluding the effect of the agreement, net earned premiums were flat in 2001. Policies in force declined 19% as some customers decided not to renew policies at higher rates. Infinity's insurance subsidiaries increased personal auto rates approximately 15% in 2001. The 2001 combined ratio improved 5.6 points compared to 2000 as the effect of rate increases in 2001 and 2000 more than offset a $5.1 million charge to write-off policy-processing software that was not in use. Infinity's underwriting expenses decreased $27 million (12%) during 2001 as the $38 million ceding commission earned on the reinsurance agreement more than offset increased salaries and employee-related expenses.

         The $21 million (16%) increase in net earned premiums for the Assumed Agency Business was due primarily to volume growth across numerous states stemming from a 10% increase in new agents. The increase in the combined ratio resulted from insufficient pricing on new business. The Assumed Agency Business' underwriting expenses increased $3.6 million (9%) in 2001 primarily due to increased commissions on higher premiums.

         The remaining discussion of results of operations relates to Infinity's Consolidated Statement of Operations.

INVESTMENT INCOME Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Fluctuations in average invested assets reflect primarily the timing of dividends and capital contributions as capital requirements and the cash needs of Infinity change.

         The Assumed Agency Business represents a portion of GAI's personal lines business and is not a separate legal entity; accordingly, it does not have a separate investment portfolio and related investment income.

         2002 COMPARED TO 2001 Net investment income decreased $14.0 million in 2002 compared to 2001 due primarily to (i) a $4.6 million increase in interest expense (included in net investment income) on funds held from the aforementioned automobile reinsurance agreement (ii) a decrease in interest rates and (iii) an 8% decrease in average invested assets. Average invested assets decreased due primarily to dividends paid in the fourth quarter of 2001 and the last three quarters of 2002.

         2001 COMPARED TO 2000 Net investment income increased $5.9 million in 2001 due primarily to a 12% increase in average invested assets in fixed maturity securities, partially offset by $3.1 million in interest expense on funds held from the Inter-Ocean reinsurance agreement discussed above. Average invested assets increased due primarily to a capital contribution received in the fourth quarter of 2000.

REALIZED GAINS (LOSSES) ON INVESTMENTS

         2002 COMPARED TO 2001 Realized gains (losses) on investments include provisions for other than temporary impairment of securities still held of $9.4 million in 2002 and $16.2 million in 2001. Increased impairment charges in recent years reflect, among other things, a rise in corporate defaults in the marketplace.

         Infinity owns warrants to buy the common stock of a publicly traded company. Under generally accepted accounting principles, these investments are considered derivatives and marked to market resulting in realized gains and losses. Realized gains (losses) on investments include a loss of $281,000 in 2002 to adjust the carrying value of these warrants to their market value of $883,000 at December 31, 2002.

         2001 COMPARED TO 2000 Realized gains (losses) on investments include provisions for other than temporary impairment of securities still held of $16.2 million in 2001 and $3.0 million in 2000.

OTHER OPERATING AND GENERAL EXPENSES

         2002 COMPARED TO 2001 Other operating and general expenses for 2001 include goodwill amortization of $2.2 million. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $9.2 million due primarily to a $5.3 million litigation settlement.

         2001 COMPARED TO 2000 Other operating and general expenses decreased $4.6 million (19%) due primarily to a $3.7 million reduction in corporate litigation expenses.

INCOME TAXES Infinity's effective tax rate was 35% in 2002, 38% in 2001 and 35% in 2000. See Note H to Infinity's financial statements for an analysis of items affecting the effective tax rate.

EQUITY IN AFFILIATE LOSSES Equity in net losses of affiliates for 2000 represents Infinity's proportionate share of the results of Chiquita Brands International, an affiliate of AFG during this period. Chiquita reported net losses attributable to common shareholders of $112 million in 2000.

      Equity in net losses of affiliates for 2000 also includes a $14.2 million pretax charge to writedown Infinity's investment in Chiquita to quoted market value at December 31, 2000. In 2001, Infinity suspended accounting for Chiquita under the equity method due to Chiquita's pending restructuring. In March 2002, Chiquita completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code. All remaining shares held by Infinity after the restructuring were sold in 2002.

RECENT ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer amortized beginning January 1, 2002, but is subject to an impairment test at least annually. Infinity completed the transitional test for impairment in 2002 with no writedown required. Other operating and general expenses for Infinity includes goodwill amortization of $2.2 million in both 2001 and 2000. The carrying value of goodwill at December 31, 2002, was $70.3 million for Infinity and $5.0 million for the Assumed Agency Business.

                                   ITEM 7A

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INFINITY PROPERTY AND CASUALTY CORPORATION:

  Report of Independent Auditors                                                 F-1

  Consolidated Balance Sheet:
      December 31, 2002 and 2001                                                 F-2

  Consolidated Statement of Operations:
      Years ended December 31, 2002, 2001, and 2000                              F-3

  Consolidated Statement of Changes in Shareholder's Equity:
      Years ended December 31, 2002, 2001, and 2000                              F-4

  Consolidated Statement of Cash Flows:
      Years ended December 31, 2002, 2001, and 2000                              F-5

  Notes to Financial Statements                                                  F-6


PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE COMPANY:

  Report of Independent Auditors                                                F-16

  Financial Statements                                                          F-17

  Notes to Financial Statements                                                 F-18

"Selected Quarterly Financial Data" has been included in Note I to the Consolidated Financial Statements of Infinity Property and Casualty Corporation and Note D to the Financial Statements of the Personal Lines Agency Business of Great American Insurance Company.

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers, directors and other key employees are as follows:

                                        Age(1)                              Position
                                        ------           -----------------------------------------------
James R. Gober                           51              Chief Executive Officer, President and Director
John R. Miner                            42              Executive Vice President
Samuel J. Simon                          46              Senior Vice President, General Counsel and
                                                         Secretary
Roger Smith                              42              Senior Vice President and Chief Financial
                                                         Officer
Joseph A. Pietrangelo                    37              Senior Vice President
Carl H. Lindner III                      49              Chairman of the Board
Thomas A. Hayes (2)(3)                   60              Director
Ethan Jackson (3)(4)                     66              Director
Keith A. Jensen                          51              Director
Gregory G. Joseph (2)(4)                 40              Director
Gregory C. Thomas (2)(3)(4)              55              Director


(1)  As of March 1, 2003.

(2) Became a member of the Audit Committee upon completion of the public offering in February of 2003. Mr. Thomas serves as Chairman of the Audit Committee.

(3) Became a member of the Compensation Committee upon completion of the public offering. Mr. Hayes serves as Chairman of the Compensation Committee.

(4) Became a member of the Nominating/Governance Committee upon completion of the public offering. Mr. Joseph serves as Chairman of the Nominating/Governance Committee.

     James R. Gober was elected Chief Executive Officer and President and a director in November 2002. Mr. Gober has served in various capacities with Infinity's companies since 1978, including Director and President of Infinity Insurance Company and subsidiaries, and most recently as Director, President and Chief Executive Officer of each of the companies comprising the NSA Group. Since 1991, Mr. Gober has been the principal operating officer for some or all of the companies within the NSA Group.

     John R. Miner was elected Executive Vice President in September 2002. Mr. Miner has served in various capacities with GAI since 1988, most recently as President of GAI's personal lines division and Director and Senior Vice President of GAI.

     Samuel J. Simon was elected Secretary in September 2002 and Senior Vice President and General Counsel in December 2002. Since October 1996, Mr. Simon has served as Assistant General Counsel of AFG. From 1993 to October 1996, Mr. Simon was Senior Vice President and General Counsel of Citicasters Inc., a public company that was engaged primarily in the ownership and operation of television and radio stations. Citicasters was formerly an affiliate of AFG.

     Roger Smith was elected Senior Vice President and Chief Financial Officer in September 2002. Mr. Smith has served in various capacities with GAI since 1989 including Controller and Vice President of GAI and most recently as Vice President with responsibilities for Corporate Development.

     Joseph A. Pietrangelo was elected Senior Vice President in September 2002. Mr. Pietrangelo has served in various capacities with Infinity's companies since 1999, most recently as Senior Vice President -- Claims for the NSA Group and GAI's personal lines. From 1997 to 1999, Mr. Pietrangelo was with Zurich/Farmers Personal Insurance, and for ten years prior to such time, Mr. Pietrangelo served in various capacities with The Progressive Corporation.

     Carl H. Lindner III was elected Chairman of the Board in September 2002. For more than five years, Mr. Lindner has served as Co-President and a director of AFG. For over ten years, Mr. Lindner has been principally responsible for AFG's property and casualty insurance operations. Mr. Lindner is also a director of American Financial Corporation ("AFC"). Carl H. Lindner III is the son of Carl H. Lindner, who serves as Chairman of the Board of AFG and Great American Financial Resources, Inc. ("GAFRI", a public company controlled by AFG) as well as Chief Executive Officer of AFG. Carl H. Lindner III is also the brother of Keith E. Lindner and S. Craig Lindner, both of whom serve as directors and executive officers of AFG. S. Craig Lindner is also an executive officer and director of GAFRI.

     Thomas A. Hayes joined the board of directors upon completion of the public offering. Mr. Hayes joined KMK Consulting Company, a Cincinnati, Ohio-based business consulting firm, as Vice President in January 2002. From December 1998 to November 1999, Mr. Hayes served as Executive Vice President and Chief Operating Officer of the Ohio Casualty Group, a public corporation. Prior to that time, Mr. Hayes was employed in various positions by GAI including, among others, General Counsel and President of the Commercial Division. Mr. Hayes also serves as a member of the board of directors of U.S.I. Holding Corporation, a distributor of insurance and financial products and services to businesses throughout the United States.

     Ethan Jackson joined the board of directors upon completion of the public offering. For more than five years Mr. Jackson has been a private investor serving as Chairman and Chief Executive Officer of Basic American Financial, Inc., a private company not affiliated with AFG, which primarily manages family holdings. Mr. Jackson spent the majority of his business career in real estate development and commercial construction, specializing in the medical field. Mr. Jackson is on the Board of Advisors to Indiana Mills and Manufacturing, Inc., a private company specializing in safety equipment for the transportation industry, and serves as Chairman of the Board of the Oral and Maxillofacial Surgery Foundation.

     Keith A. Jensen was elected a director in September 2002. Mr. Jensen has served as a Senior Vice President of AFG since February 1999. He served as a Senior Vice President of GAFRI from February 1997 until he was named Executive Vice President of that company in May 1999. From 1975 until January 1997, Mr. Jensen was employed by Deloitte and Touche LLP, an independent accounting firm, having served as partner for the last 11 of those years.

     Gregory G. Joseph joined the board of directors upon completion of the public offering. Mr. Joseph is, and has been for over 10 years, a principal executive officer and attorney for a number of family-owned, Cincinnati-based automotive dealerships. He also serves on the advisory board to Xavier University, Cincinnati, Ohio, and has served as President of the Greater Cincinnati Auto Dealers Association. Mr. Joseph is the son of Ronald G. Joseph, who serves as a director of GAFRI.

     Gregory C. Thomas joined the board of directors upon completion of the public offering. Mr. Thomas is currently retired after serving, from May 1990 through September 1996, as Executive Vice President and Chief Financial Officer of Citicasters Inc., and prior to that, served in several capacities with Taft Broadcasting Company and as a certified public accountant with Peat Marwick (now KMPG Peat Marwick). From November 2000 to March 2002, Mr. Thomas served as a director, chairman of the audit committee and a member of the compensation committee of Chiquita Brands International, Inc., a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Both Citicasters and Chiquita were formerly affiliates of AFG.

BOARD OF DIRECTORS

     The board is divided into two classes of directors who serve for staggered two-year terms. Infinity's initial Class I directors, whose terms expire in 2004, are James R. Gober, Ethan Jackson and Gregory G. Joseph. Infinity's initial Class II directors, whose terms expire in 2005, are Thomas A. Hayes, Keith A. Jensen, Carl H. Lindner III and Gregory C. Thomas. It is expected that the composition (but not the number) of individuals serving as independent directors will change prior to the expiration of the terms set forth above.

BOARD COMMITTEES

     Following the completion of the public offering, Infinity's board of directors appointed an audit committee, a compensation committee and a nominating/governance committee. The audit committee is responsible for selecting independent accountants, reviewing the results and scope of the independent accountants' audit and the services provided by them, and reviewing and evaluating Infinity's audit and control functions. The compensation committee administers Infinity's stock plans, and makes recommendations concerning salaries and incentive compensation for its employees and establishes the compensation of its executive officers. The nominating/governance committee selects the director nominees to stand for election at annual meetings of shareholders and develops and recommends to the board a set of corporate governance principles for the Company.

                                     ITEM 11

                             EXECUTIVE COMPENSATION


     None of Infinity's officers received compensation from Infinity in 2002. After the public offering, the compensation committee of Infinity's board of directors will establish compensation and benefits for Infinity's executive officers.

     The following table sets forth information with respect to compensation earned by Infinity's Chief Executive Officer and by its four other executive officers for the fiscal years ended December 31, 2002 and 2001. All of the compensation discussed below was paid by AFG or subsidiaries of AFG.


                           SUMMARY COMPENSATION TABLE


                                                 Annual Compensation                  Long-term Compensation
                                          -------------------------------------    ---------------------------
                                                                   Other Annual          LTIP        All Other
      Name and Position           Year      Salary       Bonus  Compensation(a)    Payouts(b)  Compensation(c)
      -----------------           ----      ------       -----  ---------------    ----------  ---------------

James R. Gober                    2002    $385,096    $250,000          $ 9,571      $352,850          $29,000
  Chief Executive Officer         2001     362,020     162,500           10,182       208,725           28,400
  and President

John R. Miner                     2002     389,428      91,732            3,065       196,350           28,058
  Executive Vice President        2001     383,334     171,407            8,683             -           28,400

Samuel J. Simon                   2002     300,000      35,000              990             -           20,750
  Senior Vice President and       2001     300,000      20,000            1,350             -           19,400
  General Counsel

Roger Smith                       2002     182,520      37,400            2,194             -           15,374
  Senior Vice President and       2001     177,802      20,000              750         9,804           13,290
  Chief Financial Officer

Joseph A. Pietrangelo             2002     205,961      50,000              400             -           14,996
  Senior Vice President           2001     180,000      60,000              330             -           15,400


------------

(a)  Consists of automobile allowance and insurance premiums.

(b) Executives and other key employees of AFG insurance subsidiaries participate in long-term incentive plans which reward profitable results for individual business units based on targeted objectives for the unit tied to long-term profitability. The plans generally measure cumulative underwriting profit for the business unit over five years. Payment of earned amounts is generally made over a three year period following the term of the plan.

(c) Consists of retirement plan contributions but excludes options granted under AFG's stock option plan which will immediately vest and remain exercisable by the executives for a period of three years following completion of this offering. See "Formation and Separation" in Item 13.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table shows 2002 grants to the above named executive officers of options to purchase AFG common stock under the AFG Stock Option Plan:

                                         Number of      Percent of Total
                                    AFG Securities      Options Granted         Exercise
                                        Underlying      to AFG Employees           Price      Expiration
                                   Options Granted(a)    in Fiscal 2002        Per Share(b)         Date
                                   ---------------      ----------------       ---------      ----------
James R. Gober                              17,500                  1.7%           $25.78       2/22/12
John R. Miner                               17,500                  1.7%            25.78       2/22/12
Samuel J. Simon                              7,000                  0.7%            25.78       2/22/12
Roger Smith                                  7,500                  0.7%            25.78       2/22/12
Joseph A. Pietrangelo                        5,000                  0.5%            25.78       2/22/12


(a) Following the completion of the offering, all options held by Infinity's employees immediately vested and remain exercisable for a period of three years.

(b) On December 31, 2002, the price of AFG common stock on the New York Stock Exchange was $23.07.

AGGREGATE OPTION EXERCISES TABLE

     The following table shows the total number of shares underlying options for AFG common stock exercised in 2002 and the value at December 31, 2002 of outstanding options for AFG common stock held by Infinity's named executive officers.

                                                    Number of AFG Securities        Value of Unexercised
                           AFG Shares                Underlying Unexercised            In-the-Money AFG
                             Acquired                AFG Options at Year End        Options at Year End (a)
                                   on      Value   ---------------------------   ----------------------------
                             Exercise   Realized   Exercisable   Unexercisable   Exercisable    Unexercisable
                             --------   --------   -----------   -------------   -----------    -------------
James R. Gober                  5,455     13,011        37,500          40,000       $39,300          $58,950
John R. Miner                       -          -        48,500          39,500        39,300           58,950
Samuel J. Simon                 1,000      9,725        13,200          16,500         9,870           19,650
Roger Smith                         -          -        13,200          15,800        14,464           21,696
Joseph A. Pietrangelo               -          -         2,000           7,000         2,656            3,984

(a) The value of unexercised in-the-money options is calculated based on the New York Stock Exchange closing market price of AFG's common stock at year-end 2002. This price was $23.07 per share.

DIRECTOR COMPENSATION

     Infinity's Regulations provide that, at the discretion of the board of directors, the directors may be paid their expenses, if any, at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors and a fixed annual fee or a stated salary as a director. At the discretion of the board, members of special or standing committees may be allowed like compensation for attending committee meetings. None of the directors received compensation for services as a board or committee member in 2002.

     With the completion of the initial public offering, directors who are not an Infinity or AFG employee each receive an annual fee of $25,000 per year, are paid an attendance fee of $1,500 for each board and committee meeting attended, are granted options to purchase 2,500 shares of Infinity's Common Stock per year and are reimbursed for reasonable travel expenses incurred in connection with their services as directors. Each chairman of a board committee receives an additional $5,000 annual fee.

EMPLOYMENT AGREEMENT WITH JAMES R. GOBER

     Infinity has entered into an employment agreement with James R. Gober which became effective upon the completion of the initial public offering. Under the agreement, Infinity has agreed to employ Mr. Gober for a period of two years, during which time he will be primarily responsible for overseeing Infinity's business strategy and have other duties commensurate with his position as Chief Executive Officer. The agreement provides that Infinity pays him a base salary of at least $550,000 and that he will have an opportunity for an annual bonus of at least $500,000 under a bonus plan to be established by the compensation committee. The bonus plan will be based on considerations of Infinity's reported earnings per share and the underwriting profitability of the insurance subsidiaries.

     In connection with the employment agreement, Mr. Gober has been issued 62,500 shares of Infinity Common Stock under Infinity's 2002 Restricted Stock Plan and has been granted options to acquire 101,500 shares of Common Stock under Infinity's 2002 Stock Option Plan.

     The restrictions on the restricted shares lapse and the stock options vest:

     - 30 days prior to the consummation of a change of control, which the agreement defines as a person or group owning more than 40% of Infinity's voting stock and a greater percentage than AFG;

     - within two years after a merger, consolidation, liquidation or sale of assets or similar transactions involving Infinity, if the individuals who are Infinity's directors immediately prior to a merger, consolidation, liquidation or sale of assets no longer constitute a majority of the Board; or

     - within two years after a tender offer or exchange offer for Infinity's voting securities if the individuals who are directors of the Company immediately prior to the commencement of the tender or exchange offer no longer constitute a majority of the Board.

     If Mr. Gober's employment is terminated other than for cause, the agreement provides that Mr. Gober will receive payment of earned but unpaid salary and bonus amounts accrued through the date of termination, continual payment of his most recent salary for a period of 24 months from the date of termination, payment of two times his annual base bonus amount to be paid over a 24-month period if certain performance criteria are met, payment of accrued but unused vacation time, reimbursement of business expenses, 100% vesting of any stock options and restricted shares which have been granted to Mr. Gober within three years of the termination date and payment of Mr. Gober's life insurance, medical and dental benefits for a period of 24 months after termination. Mr. Gober has agreed not to compete with Infinity or solicit its employees for a period of 24 months following certain events of termination.

STOCK OPTION PLAN

     Infinity established the 2002 Stock Option Plan to enable it to attract and motivate its employees and to encourage the identification of their interests with those of Infinity's shareholders. The plan also provides for the grant of options to purchase shares by Infinity's non-employee directors. The plan provides for the grant of "incentive stock options" that are qualified under the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant of nonqualified stock options.

     The maximum number of shares of Infinity's Common Stock for which options may be granted under the plan is 2,000,000 (subject to antidilution provisions). Infinity's compensation committee administers the plan. Each member of the committee is an "outside director," as such term is defined under Section 162(m) of the Code, and a "Non-Employee Director" as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

     Subject to specific limitations contained in the Plan, Infinity's board of directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

     Options generally expire ten years after the date of grant, though the committee can provide for a shorter term for a particular grant. Generally, subject to the discretion of the compensation committee, 20% of the shares underlying an option will become exercisable upon the first anniversary of the date of grant, and 20% become exercisable on each subsequent anniversary. Exercise prices for options granted under the plan may not be less than the fair market value on the date of grant. The compensation committee has broad discretion in determining the terms of the grant of awards under the plan, subject to the restrictions outlined above. Upon a change of control, as defined in the plan, all outstanding options will immediately vest in full and become exercisable.

     Payment for shares purchased upon exercise of an option must be made in cash. The committee, however, may permit payment by delivery of shares of Common Stock already owned by the optionee having a fair market value equal to the cash option price of the shares, by assigning the proceeds of a sale or loan with respect to some or all of the shares being acquired (subject to applicable law), by a combination of the foregoing or by any other method.

     Persons who receive options incur no federal income tax liability at the time of grant. Persons exercising nonqualified options recognize taxable income, and Infinity has a tax deduction at the time of exercise to the extent of the difference between market price on the day of exercise and the exercise price. Persons exercising incentive stock options do not recognize taxable income until they sell the underlying common stock. Sales within two years of the date of grant or one year of the date of exercise result in taxable income to the holder and a deduction for Infinity, both measured by the difference between the market price at the time of sale and the exercise price. Sales after such period are treated as capital transactions to the holder, and Infinity receives no deduction. The foregoing is only a summary of the federal income tax rules applicable to options granted under the plan and is not intended to be complete. In addition, this summary does not discuss the effect of the income or other tax laws of any state or foreign country in which a participant may reside.

     Infinity's board of directors approved the grant of options to purchase 415,180 shares of its Common Stock with an exercise price equal to the initial public offering price of $16.00 per share. Of the granted options, the executive officers named below were granted options to acquire the following number of shares.

        Name                                         Shares
        ----                                         ------
        James R. Gober                               101,500
        John R. Miner                                 40,600
        Samuel J. Simon                               36,540
        Roger Smith                                   20,300
        Joseph A. Pietrangelo                         16,240

     These options have a term of ten years and will vest in five equal annual installments beginning on the first anniversary of the date of grant.

RESTRICTED STOCK PLAN

     Infinity established the 2002 Restricted Stock Plan to enable it to attract and retain its employees and employees of its subsidiaries and to encourage the identification of their interests with those of Infinity's shareholders.

     The maximum number of shares of Infinity's Common Stock which may be awarded under the plan is 500,000 (subject to antidilution provisions). If any employee who has been awarded restricted stock under the plan forfeits his or her interest in any shares, such shares shall again be available for distribution in connection with future awards under the plan. Infinity's compensation committee administers the plan. Each member of the committee is a "Non-Employee Director" as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

     Subject to specific limitations contained in the plan, Infinity's board of directors has the ability to amend, suspend or discontinue the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

     The plan provides for the awarding of shares of Infinity's Common Stock to its employees and restricting that recipient's rights of transfer of the shares until the award vests. Under the plan, one-third of the shares subject to a restricted stock award vest on each of the first three anniversaries of the date of the grant of the award. During that restricted period, those shares are subject to substantial risk of forfeiture. To the extent the recipient forfeits his or her interest in the stock, he or she will have no rights in the shares forfeited. A holder of restricted stock under the plan will be entitled to vote and to receive dividends or other distributions on the shares regardless of whether the shares have vested.

     Employees receiving restricted stock will receive a certificate for all shares covered by the award at the time of grant. Shares issued will contain a restrictive legend to prevent the transfer of unvested shares. When the restrictions have lapsed, the holder of the restricted stock may exchange his or her certificate for a certificate that does not contain the restrictive legend. If the restrictions are not complied with, the restricted stock will be forfeited. The restricted stock may not be sold, assigned, pledged, hypothecated or otherwise disposed of.

     As of the date immediately before a merger, consolidation, dissolution or similar transaction, and 30 days before a change of control (as defined in a manner identical to that in the description of James R. Gober's restricted stock above), all restrictions on outstanding shares of restricted stock will lapse and the shares will be fully vested.

     The award of restricted stock under the plan will not result in any taxable income to the recipient at the time of the award, unless the recipient so elects. Unless the recipient elects to recognize the income at the time of the award, the recipient will recognize income for tax purposes at the time the restrictions on the restricted stock lapse. The amount of income to be recognized by the employee is the fair market value of Infinity's Common Stock at the time the restrictions lapse or at the time of the award, if the recipient has elected to recognize the income at that time. Infinity is entitled to take appropriate measures to withhold from the restricted stock which becomes free of plan restrictions or to otherwise obtain from the recipient sufficient sums for the amount Infinity deems necessary to satisfy any applicable tax withholding obligations or to make other appropriate arrangements with recipients to satisfy such obligations. Any dividends received by a recipient as a result of restricted stock will be treated as ordinary earned income, until such time as the restrictions lapse and as dividend income after the restrictions have lapsed. The amount of income included in the recipient's taxable earned income, resulting from the award of restricted stock and the lapsing of the restrictions, will (subject to the $1 million annual limitation of Section 162(m) of the Code) measure the amount of the deduction to which Infinity is entitled.

     The tax basis of a recipient in the restricted stock awarded under the plan will be the fair market value of the restricted stock at the time the restrictions lapse or at the time of the award, if the employee elected to recognize the income at such time.

     The executive officers named below were awarded the following number of restricted shares:

                                               Restricted
     Name                                          Shares
     ----                                      ----------
     James R. Gober                                62,500
     John R. Miner                                 25,000
     Samuel J. Simon                               21,875
     Roger Smith                                   15,625
     Joseph A. Pietrangelo                          9,375

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information, as of March 15, 2003, regarding the beneficial ownership of Infinity's Common Stock by each person that owns beneficially more than 5% of the outstanding shares of Infinity's Common Stock.

 Name                                                 No. of Shares     Percent
 ----                                                 -------------     -------
 American Financial Group, Inc. (a)                       7,850,465         38%
   One East Fourth Street
   Cincinnati, Ohio 45202

(a) American Premier Underwriters, Inc., a wholly-owned subsidiary of AFG, directly owned the above shares of Common Stock as well as those sold in the public offering.

SECURITIES OWNERSHIP

     The following table sets forth information, as of March 15, 2003, concerning the beneficial ownership of equity securities of Infinity and its subsidiaries by each director, nominee for director, the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group. Unless otherwise indicated, the persons named have sole voting and dispositive power over the shares reported.

                                                        Amount and Nature of
                                                      Beneficial Ownership
                                                      --------------------
                                                          Shares
                                                       of Common
      Name of Beneficial Owner                        Stock Held     Percent
      ------------------------                        ----------     -------
      James R. Gober                                      68,750           *
      John R. Miner                                       26,875           *
      Samuel J. Simon                                     25,000           *
      Roger Smith                                         16,875           *
      Joseph A. Pietrangelo                                9,375           *
      Carl H. Lindner III                              7,850,465(a)       38%
      Thomas A. Hayes                                          -           -
      Ethan Jackson                                            -           -
      Keith A. Jensen                                          -           -
      Gregory G. Joseph                                    2,000           *
      Gregory C. Thomas                                        -           -

      All directors and executive
        officers as a group
        (11 persons)                                   7,999,340          39%

-------------------
     (*)  Less than 1%

     (a) Carl H. Lindner III, along with Carl H. Lindner, S. Craig Lindner and Keith E. Lindner, has indirect beneficial ownership of shares held by AFG; Each of them are officers, directors and significant shareholders of AFG.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At or prior to the completion of the offering in February of 2003, Infinity entered into a number of agreements with AFG regarding its formation and operations. The terms of these agreements, as described below, were negotiated by Infinity and AFG. Prior to the offering, Infinity's board of directors approved the terms of these agreements. Infinity believes that the terms of these agreements are comparable to or more favorable than those that it could have obtained from independent third parties.

FORMATION AND SEPARATION

     As part of the initial public offering, Infinity entered into a formation and separation agreement with AFG that set forth the terms of Infinity's organization and certain of its ongoing relationships with AFG. Pursuant to the agreement, AFG transferred to Infinity all of the issued and outstanding common stock of the following personal auto insurance subsidiaries and their respective subsidiaries (excluding Leader National Agency of Texas, Inc. and two foreign subsidiaries): Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. In exchange, Infinity issued to AFG all of its issued and outstanding common stock and a term note payable in the amount of $55 million. In addition, pursuant to a reinsurance agreement described below, effective January 1, 2003, AFG transferred to Infinity substantially all of the personal lines insurance business written by Great American Insurance ("GAI") and its subsidiaries through independent agents. Under the agreement, Infinity received assets (primarily investment securities) with a market value of $125.3 million.

     The formation and separation agreement also required that Infinity and AFG enter into certain agreements prior to completion of the offering, including the reinsurance agreement referred to above, a registration rights agreement, an investment advisory agreement, a services agreement, a non-competition agreement, a tax allocation indemnification agreement, a license agreement and other agreements, each as described below. Further, under the agreement, in the event Infinity incurs certain losses which arise from the operation of the NSA Group or the Assumed Agency Business prior to the completion of the offering, AFG shall indemnify Infinity for 60% of the first $25 million of losses which are in excess of a $13.2 million threshold. Losses covered by this indemnification would include, among others, those arising from claims for failure to settle within a policy limit or bad faith claims, and certain other obligations for which reserves have not been established; provided, however, that a loss shall neither be subject to indemnification nor included in the calculation of the $13.2 million threshold unless such loss equals or exceeds $200,000. Infinity has also agreed to establish reserves for these types of claims in a manner consistent with past practice and to consult with AFG on its intentions with respect to any indemnifiable claim.

     Additionally, the agreement required that after completion of the offering, Infinity establish welfare benefit plans for its employees with terms and conditions generally comparable to those of AFG and use commercially reasonable efforts to establish, as soon as practicable, retirement and savings plans for its employees. All options to purchase AFG common stock held by Infinity's employees immediately vested upon the completion of the offering and remain exercisable for a period of three years thereafter.

     Finally, the agreement provides that Infinity will negotiate in good faith an insurance management services agreement with GAI if GAI retains its direct to consumer personal auto book of business after completion of the offering. Under such services agreement, Infinity will provide, at commercially reasonable rates, management services necessary for GAI to continue its direct auto insurance business.

REINSURANCE

     Effective January 1, 2003, Infinity acquired by reinsurance, substantially all of the independent agency produced personal lines insurance written by AFG's principal property and casualty insurance subsidiary, GAI. In addition, Infinity acquired all personal lines insurance assumed by GAI under a pooling agreement among GAI and its affiliated insurance companies. GAI's personal lines insurance consists primarily of personal auto insurance for standard and preferred drivers but also includes other personal lines business such as homeowners, umbrella liability and boat owners.

     As the reinsurer, Infinity assumed all obligations, liabilities and rights with respect to the acquired personal lines insurance, including extracontractual and other non-claims obligations related to the acquired personal lines business. GAI will, however, for a two-year period, retain all assigned risk assessments regarding insurance written in New Jersey and all assigned risk assessments regarding insurance written in New York before January 1, 2003. In consideration for Infinity's assumption of such obligations and liabilities, on January 1, 2003, GAI transferred to Infinity assets (primarily securities) in an amount equal to $125.3 million, which represents GAI's net insurance liabilities on such personal lines agency business, as reflected in the statement of the assets and liabilities of the acquired personal lines insurance business as of December 31, 2002. The majority of the securities transferred to Infinity were investment grade fixed income securities.

     Under the agreement, Infinity has the right for three years to cause GAI to continue writing personal lines insurance in compliance with its form and rate filings then in effect. Infinity is obligated to fully reinsure any such personal lines insurance policies issued or renewed by GAI during such time period. In addition, Infinity is obligated to pay to GAI a ceding commission equal to GAI's cost of renewing or issuing such business as well as a fronting fee on such business, which is initially equal to four-tenths of one percent of gross premiums received. The fronting fee shall be increased if Infinity is no longer an affiliate, as defined by statutory accounting rules, of AFG in an amount sufficient to fully compensate GAI for the amount of any increased Standard & Poor's capital charge for unaffiliated companies reinsurance. In consideration for providing such reinsurance, Infinity shall receive all net premiums received by GAI or its affiliates on such renewals or new business.

     During the next three years, Infinity intends to make the proper rate and form filings allowing its insurance subsidiaries to write the policies Infinity is acquiring under the agreement.

REGISTRATION RIGHTS

     Effective as of the completion of the offering, Infinity entered into a registration rights agreement with AFG. AFG has informed Infinity that it has no current intention to dispose of, following the offering, any of the remaining shares of Common Stock that it beneficially owns but wants registration rights primarily for the purpose of valuing its Infinity Common Stock at market price.

     Under this agreement, beginning six months after the completion of the offering, AFG has the right to require Infinity, on one occasion, to register under the Securities Act of 1933, shares of Infinity's Common Stock owned by AFG and its affiliates for sale in a public offering. The shares that AFG and its affiliates intend to sell must have an expected aggregate price to the public of at least $5 million.

     The registration rights agreement also requires Infinity to file with the SEC no later than the first anniversary of the completion of the offering and cause to become effective no later than 90 days thereafter a registration statement relating to an offer to sell all shares of Common Stock then owned by AFG. Infinity is not required to file this registration statement if, as of the first anniversary of the completion of the offering, AFG is no longer the beneficial owner of at least 9.9% of Infinity's outstanding Common Stock. Infinity has agreed to keep this registration statement effective for up to 36 months, unless Infinity earlier delivers an opinion of its counsel to AFG that AFG can sell the shares it continues to own without registration and without any limitations as to volume under Rule 144 promulgated under the Securities Act of 1933.

     If Infinity proposes to file a registration statement covering shares of its Common Stock (other than a registration statement with respect to its benefit plans or with respect to a business combination), AFG will have the right to include shares of Common Stock held by it or its affiliates in the registration, on a second-priority basis to the shares that Infinity is including in the registration but in priority to any other shareholder who then has registration rights. If another shareholder demands a registration, AFG will have the right to include shares of Common Stock held by it or its affiliates in the registration in priority to both the demanding shareholder and Infinity.

     Infinity has agreed to pay all reasonable costs and expenses in connection with each such registration except underwriting discounts and commissions applicable to any shares of Common Stock sold by AFG. This agreement contains customary terms and provisions with respect to, among other things, registration procedures and rights to indemnification in connection with the registration of the Common Stock on behalf of AFG.

INVESTMENT ADVISORY

     As it has in the past, AFG, through its wholly-owned subsidiary, American Money Management Corporation, provides investment advisory services to Infinity and will continue to do so for five years from the consummation of the offering at a fee of 17/100s of one percent of managed assets. The investment services it furnishes are in accordance with general investment policies, objectives, directions and guidelines established from time to time by Infinity's board of directors or an appropriate committee of the board. For services rendered to Infinity's subsidiaries, American Money Management charged fees of $1.8 million in 2002 and $2.0 million in both 2001 and 2000.

TAX ALLOCATION

     Infinity, and certain of AFG's subsidiaries, had been parties to a Tax Allocation Agreement that provided for the filing of consolidated federal income tax returns and the allocation of income tax liability among various AFG subsidiaries as a Consolidated Tax Group. As a result of and upon completion of the offering, Infinity is no longer a member of the Consolidated Tax Group for federal income tax purposes. In the event any tax issues arise under the Tax Allocation Agreement with respect to periods during which Infinity was a member of the Consolidated Tax Group, Infinity has agreed with AFG to enter into a tax allocation indemnification agreement pursuant to which Infinity will indemnify the Consolidated Tax Group for liabilities that are allocated to the NSA Group for periods prior to the offering, and that the Consolidated Tax Group will indemnify Infinity for tax liabilities that are allocated to other members of the Consolidated Tax Group for periods prior to the offering. The amount of tax allocated for such periods is generally equal to the federal income tax that would have been payable by Infinity during such periods if the NSA Group had filed separate returns based upon income computed in accordance with generally accepted accounting principles. Under the tax laws, each member of the Consolidated Tax Group is severally liable for the federal income tax liability of each other member of the Consolidated Tax Group. Accordingly, with respect to periods in which Infinity has been included in the Consolidated Tax Group, Infinity could be liable for any federal tax liability incurred, but not discharged, by any other member of the Consolidated Tax Group. As discussed above, the other members of the Consolidated Tax Group will indemnify Infinity for that liability. Taxes recorded by the NSA Group for years 2002, 2001 and 2000 were $25.1 million, $6.1 million and ($26.4 million), respectively.

OTHER SERVICES

     Effective upon the completion of the offering, Infinity entered into a services agreement for the provision by AFG to Infinity of certain information systems and corporate staff services, including human resources, risk management, legal, financial reporting and other existing shared services. The term for the provision of each service may vary depending on Infinity's needs. Some services may be phased out over a brief period of time following the completion of the offering while others may continue for up to a three year term. Infinity intends to develop its own internal capabilities in the future in order to reduce and eventually eliminate its reliance on AFG for such services. Infinity will pay AFG for these services fees as specified in the services agreement. Infinity does not expect the fees for these services to exceed those allocated to it prior to its formation. On each anniversary of the services agreement the fees for certain services may be adjusted based on the consumer price index. For 2002, 2001 and 2000, Infinity estimates that fees allocated to its insurance operations were $11 million each year.

NON-COMPETITION

     Effective as of the completion of the public offering, Infinity entered into a non-competition agreement with AFG pursuant to which for a period of five years following completion of the offering, AFG shall not, and shall not permit its subsidiaries to:

     - offer, issue or sell, directly or indirectly within the United States, personal automobile insurance written through independent agents; or

     - employ, offer to employ or solicit with a view to employment any person employed by Infinity whose annual base salary exceeds $50,000.

     The non-competition agreement will not be binding upon a subsidiary or a controlling shareholder of AFG after the time such subsidiary or controlling shareholder ceases to be a subsidiary or controlling shareholder of AFG and will not apply to any person which becomes an affiliate of AFG after the closing of the offering (other than a subsidiary of AFG), including any person that acquires all or substantially all of the capital stock or assets of AFG. However, the agreement is binding upon any person who has a controlling interest in AFG upon completion of the offering until the time such person ceases to have a controlling interest in AFG.

     Notwithstanding the foregoing, AFG is not prohibited from:

     - engaging in any line of business in which it is engaged at the completion of the offering; or

     - acquiring an interest in any person engaged in any line of business except for acquisitions of controlling interests, whether in a single transaction or series of transactions, in any subsidiary or entities with, in the aggregate, $100,000,000 or more in gross annual written premiums or, with respect to one person, 50% or more of its gross revenues, attributable to writing personal automobile insurance, which Infinity refers to as a permitted acquiree. AFG may acquire a controlling interest in a person which is not a permitted acquiree, if AFG promptly divests the personal automobile insurance operations of such subsidiary.

INTERCOMPANY SECURITIES TRANSACTIONS

     The NSA Group has purchased and sold securities at fair value in transactions with AFG subsidiaries; it has also transferred securities to its parent in the form of capital distributions and received securities from its parent as capital contributions. For a further description of these securities transactions, see Note K to the financial statements.

TRADEMARK LICENSE

     Pursuant to a trademark license agreement between GAI and Infinity, Infinity has rights to use certain trademarks and service marks of GAI in connection with its business. Under the license agreement, Infinity obtains a non-exclusive, royalty-free right to use the "Great American" name during the term of the Reinsurance Agreement principally in connection with the products and services of the Assumed Agency Business. Infinity also obtains non-exclusive, royalty-free rights in perpetuity to use certain other trademarks and service marks of GAI that relate to its business. These licensed marks remain the property of GAI and may continue to be used by GAI. Infinity's rights to the marks are subject to certain notice, approval and quality control requirements, as well as other standard commercial terms. Under the license agreement, Infinity agreed to indemnify GAI for any claims and losses that result from its use of the marks outside the scope of the license granted to Infinity.

MISCELLANEOUS

     After the offering, Infinity began to lease property located in Cincinnati, Ohio from GAI and also began to sublease property currently leased by GAI in Cincinnati, Ohio and Windsor, Connecticut. The leased and subleased premises consist of the premises currently occupied by the Assumed Agency Business. Following the offering, Infinity began to share space with GAI at certain of these properties. The subleases remain effective during a transition period following the offering through at least the current term of the existing lease. The lease payments to be made to GAI under any sublease are determined on a cost-sharing basis calculated by the percentage of space, if any, retained by GAI and are secured by the assets of the subtenant. Lease payments allocated for space occupied by the Assumed Agency Business were $1.1 million, $1.1 million and $1.2 million, respectively, for 2002, 2001 and 2000.

     Infinity is a party to two quota share reinsurance agreements with an AFG subsidiary under which it reinsures the subsidiary's liabilities with respect to certain policies of personal automobile insurance. The agreements allow Infinity to write personal lines insurance in certain states on the subsidiary's form and rate filings then in effect. These agreements may be terminated by either party upon 90 days written notice.

                                     ITEM 14

                             CONTROLS AND PROCEDURES

      Infinity's chief executive officer and chief financial officer, with assistance from management, have evaluated Infinity's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to filing this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
INFINITY PROPERTY AND CASUALTY CORPORATION

We have audited the accompanying consolidated balance sheet of Infinity Property and Casualty Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation at December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2002, the Company implemented Statement of Financial Accounting Standards No. 142 which required a change in the method of accounting for goodwill.


                                          ERNST & YOUNG LLP


Cincinnati, Ohio
March 18, 2003

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                                  December 31,
                                                          -----------------------------
                                                               2002             2001
                                                               ----             ----
ASSETS:
 Investments:
  Fixed maturities - at market
   (amortized cost - $917,104 and $1,079,747)             $  955,576        $1,082,786
  Equity securities - at market
   (cost - $19,136 and $43,166)                               17,623            44,655
                                                          ----------        ----------
      Total investments                                      973,199         1,127,441

 Cash and cash equivalents                                    88,053            60,701
 Accrued investment income                                    13,644            17,117
 Agents' balances and premiums receivable                    188,109           219,589
 Prepaid reinsurance premiums                                 91,924            95,918
 Recoverables from reinsurers                                 34,826            39,079
 Deferred policy acquisition costs                            21,894            39,948
 Receivable from affiliates                                   33,988            47,529
 Prepaid expenses, deferred charges and
  other assets                                                29,241            42,769
 Goodwill                                                     70,322            70,322
                                                          ----------        ----------

                                                          $1,545,200        $1,760,413
                                                          ==========        ==========

LIABILITIES AND CAPITAL:
 Unpaid losses and loss adjustment expenses               $  604,026        $  645,194
 Unearned premiums                                           302,627           339,485
 Payable to reinsurers                                        72,701            88,705
 Payable to affiliates                                        59,755            14,176
 Accounts payable, accrued expenses and
  other liabilities                                          119,288           110,096
                                                          ----------        ----------
      Total liabilities                                    1,158,397         1,197,656


 Shareholder's Equity:
  Common Stock, no par value; 1,000 shares
    authorized and 100 shares issued and
    outstanding (50,000,000 shares authorized
    and 20,347,083 shares issued and outstanding
    adjusted for a split effected in January 2003)                 1            10,500
  Additional paid-in capital                                 342,743           575,199
  Retained earnings                                           20,000           (25,870)
  Unrealized gain on marketable securities, net               24,059             2,928
                                                          ----------        ----------
      Total shareholder's equity                             386,803           562,757
                                                          ----------        ----------

                                                          $1,545,200        $1,760,413
                                                          ==========        ==========



See notes to financial statements.

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN THOUSANDS)


                                                            Year ended December 31,
                                                       ----------------------------------
                                                           2002        2001          2000
                                                           ----        ----          ----
INCOME:
  Earned premiums                                      $645,857    $916,378    $1,043,316
  Net investment income                                  61,260      75,215        69,326
  Realized losses on investments                         (6,707)     (5,901)       (5,376)
  Other income                                            4,043       4,312         3,564
                                                       --------    --------    ----------
                                                        704,453     990,004     1,110,830
COSTS AND EXPENSES:
  Losses and loss adjustment expenses                   527,786     752,336       915,808
  Commissions and other underwriting expenses            78,970     202,111       229,516
  Other operating and general expenses                   26,764      19,763        24,371
                                                       --------    --------    ----------
                                                        633,520     974,210     1,169,695
                                                       --------    --------    ----------

Operating earnings (loss) before income taxes            70,933      15,794       (58,865)
Provision (credit) for income taxes                      25,063       6,063       (20,231)
                                                       --------    --------    ----------

Net operating earnings (loss)                            45,870       9,731       (38,634)

Equity in net losses of affiliates, net of tax                -           -       (11,461)
                                                       --------    --------    ----------


NET EARNINGS (LOSS)                                    $ 45,870    $  9,731     ($ 50,095)
                                                       ========    ========    ==========



See notes to financial statements.

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                (IN THOUSANDS)


                                   Common Stock                    Unrealized
                                    and Paid-in     Retained      Gain (Loss)
                                        Capital     Earnings    on Securities       Total
                                   ------------     --------    -------------       -----
  BALANCE AT DECEMBER 31, 1999         $551,567      $14,494        ($32,096)    $533,965

  Net loss                                 -         (50,095)           -         (50,095)
  Change in unrealized                     -            -             25,496       25,496
                                                                                 --------
    Comprehensive loss                                                            (24,599)

  Return of capital                     (41,500)        -               -         (41,500)
  Capital contributions                 144,300         -               -         144,300
  Other                                   2,016         -               -           2,016
                                       --------      -------         -------     --------

  BALANCE AT DECEMBER 31, 2000         $656,383     ($35,601)       ($ 6,600)    $614,182
                                       ========      =======         =======     ========


  Net earnings                         $   -         $ 9,731         $  -        $  9,731
  Change in unrealized                     -            -              9,528        9,528
                                                                                 --------
    Comprehensive income                                                           19,259

  Return of capital                     (69,350)        -               -         (69,350)
  Other                                  (1,334)        -               -          (1,334)
                                       --------      -------         -------     --------
  BALANCE AT DECEMBER 31, 2001         $585,699     ($25,870)        $ 2,928     $562,757
                                       ========      =======         =======     ========


  Net earnings                         $   -         $45,870         $  -        $ 45,870
  Change in unrealized                     -            -             21,131       21,131
                                                                                 --------
    Comprehensive income                                                           67,001

  Return of capital                    (189,476)        -               -        (189,476)
  Issuance of shares to AFG                   1         -               -               1
  Issuance of Note Payable to AFG       (55,000)        -               -         (55,000)
  Other                                   1,520         -               -           1,520
                                       --------      -------         -------     --------
  BALANCE AT DECEMBER 31, 2002         $342,744      $20,000         $24,059     $386,803
                                       ========      =======         =======     ========



See notes to financial statements.

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                             Year ended December 31,
                                                       -----------------------------------
                                                           2002         2001          2000
                                                           ----         ----          ----
OPERATING ACTIVITIES:
  Net earnings (loss)                                  $  45,870   $   9,731     ($ 50,095)
  Adjustments:
    Equity in net losses of affiliates                         -           -        11,461
    Depreciation and amortization                         13,741      13,548        11,363
    Realized losses on investments                         6,707       5,901         5,376
    Decrease (increase) in agents balances and
      premiums receivable                                 31,480      72,814       (26,210)
    Decrease (increase) in reinsurance
      receivables                                          8,247    (119,849)       (2,153)
    Decrease (increase) in deferred policy
      acquisition costs                                   18,054      43,807        (3,597)
    Decrease (increase) in other assets                    4,601      (1,468)          390
    Change in balances with affiliates                     1,645      (6,647)      (23,656)
    Increase (decrease) in insurance claims
      and reserves                                       (78,026)    (78,833)      117,381
    Increase (decrease) in payable to reinsurers         (16,004)     88,705             -
    Increase (decrease) in other liabilities               4,833       5,519       (13,599)
    Other, net                                             4,336        (238)       (1,410)
                                                       ---------   ---------      --------
                                                          45,484      32,990        25,251
                                                       ---------   ---------      --------
INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                          (325,783)   (531,892)     (148,226)
    Equity securities                                       (109)          -        (9,780)
    Property and equipment                                (4,015)    (17,785)      (30,774)
  Maturities and redemptions of fixed maturity
    investments                                          105,471      67,402        53,683
  Sales of:
    Fixed maturity investments                           295,130     384,137        46,443
    Equity securities                                     18,891       9,305        33,946
    Property and equipment                                   324      16,301           298
                                                       ---------   ---------      --------
                                                          89,909     (72,532)      (54,410)
                                                       ---------   ---------      --------
FINANCING ACTIVITIES:
  Capital contributions                                        -           -       144,300
  Dividends and return of capital distributions         (108,041)    (61,864)      (10,698)
                                                       ---------   ---------      --------
                                                        (108,041)    (61,864)      133,602
                                                       ---------   ---------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             27,352    (101,406)      104,443

Cash and cash equivalents at beginning of period          60,701     162,107        57,664
                                                       ---------   ---------      --------

Cash and cash equivalents at end of period             $  88,053   $  60,701      $162,107
                                                       =========   =========      ========


See notes to financial statements.

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                INDEX TO NOTES

    A.  ORGANIZATION AND BASIS OF PRESENTATION     G.  EQUITY IN AFFILIATES
    B.  ACCOUNTING POLICIES                        H.  INCOME TAXES
    C.  INVESTMENTS                                I.  QUARTERLY OPERATING RESULTS
    D.  GOODWILL                                   J.  INSURANCE
    E.  PAYABLE TO AFFILIATES                      K.  ADDITIONAL INFORMATION
    F.  SHAREHOLDER'S EQUITY

-------------------------------------------------------------------------------

A.      ORGANIZATION AND BASIS OF PRESENTATION

         Infinity Property and Casualty Corporation ("Infinity") was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group ("AFG") to acquire and conduct, as a separate public company, AFG's personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the "NSA Group").

         Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business written through agents (the "Assumed Agency Business") by AFG's principal property and casualty subsidiary, Great American Insurance Company ("GAI"). GAI, in turn, transferred to Infinity assets (primarily investment securities) with a market value of $125.3 million and permits Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies which had previously issued such policies. This arrangement will continue for a period of up to three years during which time Infinity intends to make the proper rate and form filings to allow its insurance subsidiaries to write these policies.

         The business assumed from GAI in 2003 is not included in the historical consolidated statements of Infinity. The Assumed Agency Business reported the following selected financial data as of December 31, 2002 and 2001, and for the three years ended December 31, 2002:

                                                   2002      2001     2000
                                                   ----      ----     ----

         Earnings Statement Data:
         Earned Premiums                         $107.2    $149.9   $128.9
         Underwriting Loss                        (10.0)    (14.7)    (3.6)

         Balance Sheet Data:
         Assets (excluding Investments) to
           be Transferred                        $ 53.5    $ 78.8
         Investments to be Transferred            125.3         -
         Unpaid Losses and Loss Adjustment
           Expenses                               125.6     115.9
         Liabilities to be Transferred            178.8     200.5

         At December 31, 2002, AFG beneficially owned all of Infinity's Common Stock. In February of 2003, AFG sold 12.5 million shares (61%) of Infinity in an initial public offering.

         The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of December 31, 2002. Infinity's prior period financial statements represent the combined statements of the NSA Group. Earnings per share data is not applicable because the Consolidated Statement of Operations represent the combined statements of wholly-owned subsidiaries.

         The accompanying income statements include expenses incurred directly by Infinity as well as charges for fees allocated by other AFG subsidiaries to Infinity for various services. Prior to 2002, charges billed by GAI for

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

         corporate staff services, including human resources, risk management, legal, and financial reporting were based on estimated usage. Beginning in 2002, these costs are based on the percentage of capital that each of the AFG property and casualty insurance subsidiaries needs to run its business, which approximates estimated usage. Investment management fees have been based on the proportion each subsidiary's portfolio (at market value) bears to the total portfolios being managed. Management believes that these charges billed by AFG are reasonable and the accompanying consolidated financial statements are representative of the costs of Infinity doing business on a stand-alone basis.

         All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

         The acquisition of the NSA Group has been accounted for at AFG's historical carrying amounts as transfers of net assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

B.       ACCOUNTING POLICIES

         INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholder's equity. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

         Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

         EQUITY IN NET LOSSES OF AFFILIATES Equity in net losses of affiliates represents Infinity's proportionate share of the losses of Chiquita Brands International which AFG accounted for under the equity method. Due to Chiquita's announced intention to pursue a plan to restructure its public debt, Infinity wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, Infinity suspended accounting for the investment under the equity method because AFG no longer had the ability to influence the operating and financial policies of Chiquita, and reclassified the investment to "Equity securities". All remaining shares held by Infinity after the restructuring were sold in 2002.

         GOODWILL Goodwill represents the excess of Infinity's cost basis of its subsidiaries over its equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. Effective January 1, 2002, Infinity implemented Statement of Financial Accounting Standards ("SFAS") No. 142 under which goodwill is no longer amortized but is subject to an impairment test at least annually. The transitional test under the new standard indicated there was no impairment at that date.

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

         REINSURANCE Infinity's insurance subsidiaries cede reinsurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, Infinity's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Infinity's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers represents ceded premiums retained by Infinity's insurance subsidiaries to fund ceded losses as they become due. Infinity's insurance subsidiaries also assume reinsurance, primarily from other AFG subsidiaries. Income on reinsurance assumed is recognized based on reports received from ceding companies.

         DEFERRED POLICY ACQUISITION COSTS ("DPAC") Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Unpaid losses and loss adjustment expenses have not been reduced for reinsurance recoverable. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Consolidated Statement of Operations in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

         PREMIUM RECOGNITION Premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations.

         INCOME TAXES Infinity plans to file consolidated federal income tax returns including all 80%-owned U.S. subsidiaries for periods following its initial public offering. Prior to the offering, Infinity and its subsidiaries were part of the American Financial Corporation ("AFC", an AFG subsidiary) tax group. Infinity's companies had separate tax allocation agreements with AFC which designated how tax payments were shared by members of the tax group. In general, companies computed taxes on a separate return basis and made payments to (or receive benefits from) AFC based on taxable income. The tax allocation agreements with AFC have not impacted the recognition of income tax expense and income tax payable in Infinity's financial statements.

         Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities are aggregated with other amounts receivable from affiliates.

         INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

         BENEFIT PLANS Infinity has provided retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. The employer makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Contributions to benefit plans are charged against earnings in the year for which they are declared. Following the initial public offering, Infinity established its own separate retirement and savings plan.

         Infinity and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. Infinity also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

         DERIVATIVES Derivatives included in the Consolidated Balance Sheet consist of investments in common stock warrants (included in Equity securities). The carrying value of these warrants is less than $1 million at December 31, 2002. Changes in fair value of derivatives are included in current earnings as realized gains (losses) on investments.

         STATEMENT OF CASH FLOWS For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments. All other activities are considered "operating". Investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

C. INVESTMENTS Fixed maturities and equity securities consisted of the following (in millions):

                                          December 31, 2002                             December 31, 2001
                               ----------------------------------------     -----------------------------------------
                               Amortized    Market     Gross Unrealized     Amortized    Market      Gross Unrealized
                                    Cost     Value     Gains     Losses          Cost     Value      Gains     Losses
                               ---------    ------     -----     ------     ---------  --------      -----     ------
 Fixed maturities:
   United States Government
    and government agencies
    and authorities              $ 84.1     $ 88.2     $ 4.1      $  -      $  106.3   $  108.7      $ 2.5     ($  .1)
   States, municipalities and
    political subdivisions         56.0       59.7       3.8        (.1)        49.4       51.0        2.0        (.4)
   Foreign government               2.3        2.5        .2         -           2.8        2.9         .1         -
   Public utilities               111.8      112.8       3.7       (2.7)       126.9      127.5        1.9       (1.3)
   Mortgage-backed securities     133.1      138.8       6.1        (.4)       139.0      138.7        2.0       (2.3)
   All other corporate            520.3      543.0      31.6       (8.9)       647.8      647.5       13.6      (13.9)
   Redeemable preferred stocks      9.5       10.6       1.4        (.3)         7.6        6.5         .1       (1.2)
                                 ------     ------     -----      -----     --------   --------      -----      -----
                                 $917.1     $955.6     $50.9     ($12.4)    $1,079.8   $1,082.8      $22.2     ($19.2)
                                 ======     ======     =====      =====     ========   ========      =====      =====

 Equity securities               $ 19.1     $ 17.6     $  .4     ($ 1.9)    $   43.2   $   44.7      $ 4.5     ($ 3.0)
                                 ======     ======     =====      =====     ========   ========      =====      =====

    The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 2002. Securities that do not have a single maturity date are reported at average maturity. Data based on amortized cost is generally the same. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately four years at December 31, 2002.

               Maturity
               One year or less                           8%
               After one year through five years         33
               After five years through ten years        37
               After ten years                            7
                                                        ---
                                                         85
               Mortgage-backed securities                15
                                                        ---
                                                        100%
                                                        ===

                INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

    The change in unrealized gain (loss) on marketable securities included the following (in millions):


                                                       Pretax
                                              ---------------------
                                                   Fixed    Equity       Tax
                                              Maturities Securities  Effects       Net
                                              ---------- ----------  -------       ---
        Year ended December 31, 2002
        ----------------------------
    Unrealized holding gains (losses) on
      securities arising during the period         $33.9     ($8.2)   ($ 9.0)    $16.7
    Realized losses included in net income           1.5       5.2      (2.3)      4.4
                                                   -----      ----     -----     -----
    Change in unrealized gain (loss) on
      marketable securities, net                   $35.4     ($3.0)   ($11.3)    $21.1
                                                   =====      ====     =====     =====


        Year ended December 31, 2001
        ----------------------------
    Unrealized holding gains (losses) on
      securities arising during the period         $17.6     ($8.8)   ($ 3.1)    $ 5.7
    Realized losses (gains) included in
      net income                                     (.6)      6.5      (2.1)      3.8
                                                   -----      ----     -----     -----
    Change in unrealized gain (loss) on
      marketable securities, net                   $17.0     ($2.3)   ($ 5.2)    $ 9.5
                                                   =====      ====     =====     =====


        Year ended December 31, 2000
        ----------------------------
    Unrealized holding gains on
      securities arising during the period         $28.3      $5.4    ($11.7)    $22.0
    Realized losses included in net income           4.0       1.4      (1.9)      3.5
                                                   -----      ----     -----     -----
    Change in unrealized gain (loss) on
      marketable securities, net                   $32.3      $6.8    ($13.6)    $25.5
                                                   =====      ====     =====     =====




    Gross gains and losses on fixed maturity investment transactions included in the Consolidated Statement of Cash Flows consisted of the following (in millions):

                                         2002        2001        2000
                                         ----        ----        ----
                  Gross Gains           $14.3       $14.8        $ .6
                  Gross Losses          (15.8)      (14.2)       (4.6)




D. GOODWILL Goodwill amortization expense was $2.2 million in both 2001 and 2000. If this amount had not been expensed, net earnings would have been $12.0 million in 2001 and the net loss would have been $47.9 million in 2000. At December 31, 2001, accumulated amortization amounted to approximately $37.8 million. Effective January 1, 2002, goodwill is no longer amortized.

E. PAYABLE TO AFFILIATES Included in payable to affiliates is a $55 million, ten-year promissory note payable to AFG with an interest rate of 8.5%. Interest on the notes is payable semiannually and the principal is due at maturity in January 2013.

F. SHAREHOLDER'S EQUITY Prior to December 31, 2002, amounts shown in Shareholder's Equity represent the combined balances of the NSA Group. Accordingly, shares outstanding and earnings per share information are not applicable. At December 31, 2002, the components of Shareholder's Equity are Infinity's.

    Infinity issued 100 shares of Common Stock to American Premier Underwriters, Inc. ("APU"), a 100%-owned subsidiary of AFG, in connection with the formation of Infinity in September 2002. On December 31, 2002, Infinity issued an additional 900 shares of Common Stock in exchange for the capital stock of the NSA Group companies. In January 2003, Infinity increased its authorized capital stock to 50,000,000 shares of Common
    Stock and 10,000,000 shares of Preferred Stock and implemented a common stock split. After the stock split, Infinity had

            INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

    20,347,083 shares of Common Stock outstanding. No Preferred Stock has been issued. AFG beneficially owned all of the outstanding shares of Infinity Common Stock at December 31, 2002, and 39% after 12.5 million shares were sold in a public offering completed in February of 2003.

    STOCK OPTIONS Infinity established its stock option plan in 2002. At December 31, 2002, there were 2 million shares of Infinity Common Stock reserved for issuance under Infinity's Stock Option Plan. No options were granted in 2002.

G. EQUITY IN AFFILIATES At December 31, 2000, Infinity owned 2 million shares (3%) of Chiquita common stock. AFG and its subsidiaries owned an additional 22 million shares (33%) of Chiquita common stock at that date. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Chiquita reported net losses attributable to common shares of $112 million in 2000.

    In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. Due to the expected restructuring, Infinity recorded a fourth quarter 2000 pretax charge of $14.2 million to write down its investment in Chiquita to quoted market value at December 31, 2000. In 2001, Infinity suspended accounting for the investment under the equity method and reclassified the investment to "Equity securities". In the third quarter of 2001, Infinity wrote down its investment in Chiquita by an additional $669,000. In March 2002, the court approved Chiquita's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the plan, over $700 million in principal and accrued interest related to Chiquita's public debt was converted into common equity. As a result, Infinity received approximately 14,400 "new" shares in the reorganized company plus warrants expiring in 2009 to purchase an additional 240,000 shares at $19.23 per share. All of the common shares were sold in 2002.

H. INCOME TAXES The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Statement of Operations (in thousands):

                                                     Year ended December 31,
                                                   ------------------------------
                                                      2002       2001       2000
                                                      ----       ----       ----
      Earnings (loss) before income taxes:
         Operating                                 $70,933    $15,794   ($58,865)
         Equity in net losses of affiliates           -          -       (17,632)
                                                   -------    -------    -------

      Total                                        $70,933    $15,794   ($76,497)
                                                   =======    =======    =======

      Income taxes at statutory rate               $24,827    $ 5,528   ($26,774)
      Effect of:
         Amortization of goodwill                     -           782        782
         Dividends received deduction                 (450)      (385)      (488)
         Other                                         686        138         78
                                                   -------    -------    -------
      Total Provision (Credit)                      25,063      6,063    (26,402)

      Amounts applicable to:
         Equity in net losses of affiliates           -          -         6,171
                                                   -------    -------    -------
         Provision (credit) for income taxes as
           shown on the Consolidated Statement of
           Operations                              $25,063    $ 6,063   ($20,231)
                                                   =======    =======    =======



    The total income tax provision (credit) consists of (in thousands):


                                                      2002       2001       2000
                                                      ----       ----       ----
         Current                                   $34,070    $ 4,964   ($18,998)
         Deferred                                   (9,007)     1,099     (7,404)
                                                   -------    -------    -------
                                                   $25,063    $ 6,063   ($26,402)
                                                   =======    =======    =======

           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in millions):



                                                               December 31,
                                                               -----------
                                                          2002            2001
                                                          ----            ----
Deferred tax assets:
  Discount on loss reserve                               $17.9           $20.4
  Unearned premium reserve                                14.0            16.3
  Investment securities                                     .2            11.9
  Net operating loss carryforward                          6.8             8.5
  Other, net                                               9.3             9.5
                                                       -------         -------
                                                          48.2            66.6
                                                       -------         -------
Valuation allowance for deferred
  tax assets                                             (17.8)          (17.8)
                                                       -------         -------
                                                          30.4            48.8
Deferred tax liabilities:
  Deferred policy acquisition costs                       (7.7)          (14.0)
  Depreciation and amortization                           (4.9)           (6.8)
                                                       -------         -------
                                                         (12.6)          (20.8)
                                                       -------         -------

Net deferred tax asset                                   $17.8           $28.0
                                                       =======         =======

     The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) opportunities to generate taxable income from sales of appreciated assets, and (ii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known.

I. QUARTERLY OPERATING RESULTS (UNAUDITED) While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

     The following are quarterly results of consolidated operations of Infinity for the two years ended December 31, 2002 (in millions).

                                        1st          2nd          3rd          4th       Total
                                    Quarter      Quarter      Quarter      Quarter        Year
                                    -------      -------      -------      -------        ----
          2002
    ------------------
    Revenues                         $187.9       $170.8       $181.5       $164.3      $704.5
    Net earnings                       10.6          2.9         17.9         14.5        45.9


           2001
    ------------------
    Revenues                         $287.4       $272.2       $225.7       $204.7      $990.0
    Net earnings (loss)                (1.5)       (12.4)         8.5         15.1         9.7

     Realized gains (losses) on securities amounted to (in millions):

                                        1st          2nd          3rd          4th       Total
                                    Quarter      Quarter      Quarter      Quarter        Year
                                    -------      -------      -------      -------        ----
           2002                       ($.4)      ($11.4)         $5.4       ($ .3)      ($6.7)
           2001                        (.2)        (4.9)           .7        (1.5)       (5.9)


           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



J. INSURANCE Securities having a carrying value of about $40 million at December 31, 2002, were on deposit as required by regulatory authorities.

     INSURANCE RESERVES The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                                        Year ended December 31,
                                                        -----------------------
                                                        2002     2001     2000
                                                        ----     ----     ----
  Balance at beginning of period                        $608     $627     $543

  Provision for losses and LAE
    occurring in the current year                        527      762      941
  Net increase (decrease) in provision
    for claims of prior years                              1      (10)     (25)
                                                        ----     ----     ----
       Total losses and LAE incurred                     528      752      916
  Payments for losses and LAE of:
    Current year                                        (252)    (436)    (544)
    Prior years                                         (313)    (335)    (288)
                                                        ----     ----     ----
       Total payments                                   (565)    (771)    (832)
                                                        ----     ----     ----

  Balance at end of period                              $571     $608     $627
                                                        ====     ====     ====

  Add back reinsurance recoverables                       33       37       13
                                                        ----     ----     ----
  Gross unpaid losses and LAE included                  $604     $645     $640
    in the Balance Sheet                                ====     ====     ====

     REINSURANCE Effective April 2001, Infinity's insurance subsidiaries entered into a reinsurance agreement with Inter-Ocean Reinsurance (Ireland) Limited, under which Infinity agreed to cede 90% of its automobile physical damage business written through December 2002. This agreement has been renewed for 2003 on terms substantially equivalent to those in effect in 2002. Under the agreement, Infinity retains all of the ceded premiums to fund ceded losses as they become due from Inter-Ocean. Interest is credited to Inter-Ocean for funds held on their behalf. Premiums ceded under this agreement were $296 million and $220 million for the years 2002 and 2001, respectively. Interest credited, which is reported as a reduction of net investment income, was $7.7 million and $3.1 million for the years 2002 and 2001, respectively.

     In addition, Infinity's insurance subsidiaries assume a limited amount of other business, primarily from affiliates of AFG. The following table shows (in millions) (i) written and earned premiums included in income for reinsurance assumed, (ii) amounts deducted from written and earned premiums in connection with reinsurance ceded and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.



                                                        Year ended December 31,
                                                        -----------------------

                                                       2002    2001      2000
                                                       ----    ----      ----

Direct premiums written                                 $873    $908   $1,011
Reinsurance assumed                                       42      55       67
Reinsurance ceded                                       (302)   (225)      (4)
                                                        ----    ----   ------

Net written premiums                                    $613    $738   $1,074
                                                       =====   =====   ======

Direct premiums earned                                   906    $986     $975
Reinsurance assumed                                       46      60       72
Reinsurance ceded                                       (306)   (130)      (4)
                                                        ----    ----   ------

Net earned premiums                                     $646    $916   $1,043
                                                       =====   =====   ======

Reinsurance recoveries                                  $174     $93      $10
                                                       =====   =====   ======

           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



     NET INVESTMENT INCOME The following table shows (in millions) investment income earned and investment expenses (including interest charges on payables to reinsurers) incurred by Infinity's insurance companies.


                                                Year ended December 31,
                                                -----------------------
                                            2002         2001       2000
                                            ----         ----       ----
         Investment income:
           Fixed maturities               $ 70.3       $ 79.5     $ 69.8
           Equity securities                 1.1          1.3        2.0
             Other                            .2           .2         .2
                                          ------        -----      -----
                                            71.6         81.0       72.0
         Investment expenses (a)           (10.3)        (5.8)      (2.7)
                                          ------        -----      -----

                                           $61.3        $75.2      $69.3
                                          ======        =====      =====


     (a) Investment expenses include interest of $7.7 million in 2002 and $3.1 million in 2001 that was credited in connection with the Inter-Ocean Reinsurance (Ireland) Limited reinsurance agreement.



     STATUTORY INFORMATION Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders' surplus on a statutory basis were as follows (in millions):

                                                             Policyholders'
                     Net Earnings (Loss)                       Surplus
                ---------------------------               -----------------
                2002       2001        2000                2002        2001
                ----       ----        ----                ----        ----
               $65.6      $56.9     ($52.2)              $325.4      $442.8


K. ADDITIONAL INFORMATION Total rental expense for various leases of office space and equipment was $15.2 million, $14.1 million and $12.9 million for 2002, 2001 and 2000, respectively.

     Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2002, were as follows: 2003 - $14.6 million; 2004 - $14.6 million; 2005 - $11.8 million; 2006 - $8.7 million;
     2007 - $5.8 million and $16.6 million thereafter.

     Agents' balances and premiums receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in other operating and general expenses. A progression of the aggregate allowance follows (in millions):

                                                    2002         2001       2000
                                                    ----         ----       ----
         Beginning balance                         $10.1        $10.4       $ 8.9
         Provision for losses                       14.1         14.3        14.9
         Uncollectible amounts written off         (15.3)       (14.6)      (13.4)
                                                   -----        -----       -----
         Ending balance                            $ 8.9        $10.1       $10.4
                                                   =====        =====       =====

     RESTRICTIONS ON TRANSFER OF FUNDS AND ASSETS OF SUBSIDIARIES Payments of dividends, loans and advances by Infinity companies are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2003 from Infinity's insurance companies without seeking regulatory clearance is approximately $51 million. Additional amounts of dividends, loans and advances require regulatory approval.

     BENEFIT PLANS Infinity expensed approximately $5.1 million in 2002, $4.2 million in 2001 and $6.4 million in 2000 for their retirement and employee savings plans.

           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     CONTINGENCIES Infinity is subject to various litigation resulting principally from normal insurance activities. Based on advice of counsel, management believes that the outcome of such matters will not have a material effect upon Infinity's consolidated financial position.

     RELATED PARTY TRANSACTIONS Various business has been transacted between Infinity and AFG and its subsidiaries over the past several years, including insurance, computer processing and programming, payroll processing, office rental and sales of assets. Aggregate charges for these items have been insignificant in relation to revenues.

     Infinity's investment portfolio is managed by a subsidiary of AFG. Net investment income includes investment management charges of $1.8 million in 2002 and $2.0 million in both 2001 and 2000.

     Infinity has purchased and sold securities at fair value in transactions with AFG subsidiaries; it has also transferred securities to its former parent in the form of capital distributions and received securities from its former parent as capital contributions. Such purchases, sales and transfers and related realized gains (losses) were as follows (in millions):

                   Acquisitions         Dispositions           Realized Losses
                   ------------         ------------           ---------------
      2002            $ -                  $102.7                   ($7.9)
      2001             31.6                   7.5                    ( .1)
      2000              -                    30.8                     (.9)

     Included in receivable from affiliates at December 31, 2002 and 2001 are approximately $32.5 million and $37.5 million, respectively, of tax benefits receivable from AFC.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
INFINITY PROPERTY AND CASUALTY CORPORATION

We have audited the accompanying statement of assets (excluding investments) and liabilities to be transferred of the Personal Lines Agency Business of Great American Insurance Company as of December 31, 2002 and 2001, and the related statements of underwriting gains and losses and underwriting cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the schedules listed in the Index at Item 15(a). These statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-K of Infinity Property and Casualty Corporation, and as described in Note A, are not intended to be a complete presentation of the Company's assets, liabilities, revenues, expenses and cash flows.

In our opinion, the accompanying statements of assets (excluding investments) and liabilities to be transferred, underwriting gains and losses and underwriting cash flows present fairly, in all material respects, the assets (excluding investments) and liabilities to be transferred of the Personal Lines Agency Business of Great American Insurance Company at December 31, 2002 and 2001, and its underwriting results and underwriting cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related schedules, when considered in relation to the statements as a whole, present fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP


Cincinnati, Ohio
March 18, 2003

                        PERSONAL LINES AGENCY BUSINESS OF
                        GREAT AMERICAN INSURANCE COMPANY
                              FINANCIAL STATEMENTS
                                 (IN THOUSANDS)



  STATEMENT OF ASSETS (EXCLUDING INVESTMENTS) AND LIABILITIES TO BE TRANSFERRED

                                                                                 December 31,
                                                                                 ------------
                                                                             2002             2001
                                                                             ----             ----
ASSETS (EXCLUDING INVESTMENTS) TO BE TRANSFERRED:
  Agents' balances                                                          $ 37,015         $ 44,632
  Deferred policy acquisition costs                                           11,152           24,538
  Goodwill                                                                     4,954            4,954
  Other assets                                                                   414            4,684
                                                                            --------         --------

                                                                            $ 53,535         $ 78,808
                                                                            ========         ========

LIABILITIES TO BE TRANSFERRED:
  Unpaid losses and loss adjustment expenses                                $125,623         $115,885
  Unearned premiums                                                           47,978           80,941
  Other liabilities                                                            5,199            3,680
                                                                            --------         --------

                                                                            $178,800         $200,506
                                                                            ========         ========

                  --------------------------------------------



                   STATEMENT OF UNDERWRITING GAINS AND LOSSES

                                                                             Year ended December 31,
                                                                            -----------------------
                                                                     2002            2001            2000
                                                                     ----            ----            ----
Earned premiums                                                   $107,224        $149,925         $128,854

LOSSES AND EXPENSES:
  Losses and loss adjustment expenses                               91,064         121,811           93,294
  Commissions and other underwriting expenses                       26,189          42,819           39,202
                                                                  --------        --------         --------

Underwriting loss                                                ($ 10,029)      ($ 14,705)         ($3,642)
                                                                  ========        ========         ========

                  --------------------------------------------



                      STATEMENT OF UNDERWRITING CASH FLOWS

                                                                           Year ended December 31,
                                                                           -----------------------
                                                                     2002           2001             2000
                                                                     ----           ----             ----

Premiums collected                                                 $81,878        $154,113         $127,790
Losses and loss adjustment expenses paid                           (81,326)       (111,806)        (105,701)
Commissions and other underwriting expenses paid                   (10,346)        (46,092)         (42,247)
                                                                   -------        --------         --------

Cash used by underwriting                                         ($ 9,794)      ($  3,785)       ($ 20,158)
                                                                   =======        ========         ========


                        PERSONAL LINES AGENCY BUSINESS OF
                        GREAT AMERICAN INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

A.   BACKGROUND AND BASIS OF PRESENTATION

     Great American Insurance Company ("GAI") is an indirect wholly-owned subsidiary of American Financial Group, Inc. Through a reinsurance agreement effective January 1, 2003, GAI transferred its personal lines business written through independent agents (the "Assumed Agency Business") to Infinity Property and Casualty Corporation ("Infinity"). Under the reinsurance agreement, GAI also transferred to Infinity assets (primarily investment securities) with a market value of approximately $125.3 million.

     The accompanying statements have been prepared from the historical accounting records of GAI and present the assets (excluding investments) and liabilities to be transferred, the related underwriting gains and losses and underwriting cash flows attributable to the Assumed Agency Business. The Assumed Agency Business represents a portion of AFG's Personal Lines segment of operations and is not a separate legal entity. Accordingly, this business does not have a separate investment portfolio or equity structure. For these reasons, the financial records necessary for complete financial statements including investments, investment results, and tax provisions do not exist.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

B.   ACCOUNTING POLICIES

     DEFERRED POLICY ACQUISITION COSTS ("DPAC") Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income.

     UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Underwriting Gains and Losses in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

     PREMIUM RECOGNITION Premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force.

C. REINSURANCE Effective January 1, 2002, GAI entered into a reinsurance agreement with Inter-Ocean Reinsurance (Ireland) Limited, under which GAI agreed to cede 90% of its automobile physical damage business written through December 2002. This agreement has been renewed for 2003 on terms substantially equivalent to those in effect in 2002. Premiums ceded under this agreement were $78.5 million in 2002.

                        PERSONAL LINES AGENCY BUSINESS OF
                        GREAT AMERICAN INSURANCE COMPANY

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

D. QUARTERLY OPERATING RESULTS (UNAUDITED) While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

     The following are quarterly results of operations of the Assumed Agency Business for the two years ended December 31, 2002 (in millions).

                                        1st          2nd          3rd          4th       Total
                                    Quarter      Quarter      Quarter      Quarter        Year
                                    -------      -------      -------      -------        ----
          2002
    -----------------
    Earned premiums                   $39.5        $41.4        $ 3.8        $22.5      $107.2
    Underwriting loss                  (2.7)        (1.5)        (4.2)        (1.6)      (10.0)


          2001
    -----------------

    Earned premiums                   $35.2        $37.4        $39.0        $38.3      $149.9
    Underwriting loss                  (1.2)        (1.4)        (4.7)        (7.4)      (14.7)


E. INSURANCE RESERVES The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years on a GAAP basis (in millions):

                                                                   Year ended December 31,
                                                                   -----------------------
                                                               2002         2001        2000
                                                               ----         ----        ----

           Balance at beginning of period                      $116         $106        $118

           Provision for losses and LAE
             occurring in the current year                       84          118          90
           Net increase in provision for
             claims of prior years                                7            4           4
                                                               ----         ----        ----
                Total losses and LAE incurred                    91          122          94

           Payments for losses and LAE of:
             Current year                                       (31)         (62)        (48)
             Prior years                                        (50)         (50)        (58)
                                                               ----         ----        ----
                Total payments                                  (81)        (112)       (106)
                                                               ----         ----        ----

           Balance at end of period                            $126         $116        $106
                                                               ====         ====        ====

                                     PART IV

                                     ITEM 15

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:
        1.  Financial Statements are included in Part II, Item 8.

        2.  Financial Statement Schedules:
              A.  Selected Quarterly Financial Data is included in Note I to the
                  Consolidated Financial Statements.

              B.  Schedules filed herewith for 2002, 2001 and 2000:
                                                                                              Page
                                                                                              ----
                   I - Condensed Financial Information of Registrant                           S-2

                   VI - Supplemental Information Concerning
                        Property-Casualty Insurance Operations                                 S-3

                  All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange
                  Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

        3.  Exhibits - see Exhibit Index on page E-1.

(b)  Report on Form 8-K:  none.

            INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (IN THOUSANDS)


                             CONDENSED BALANCE SHEET


                                                                     December 31,
                                                                             2002
                                                                     ------------
   ASSETS:
     Investment in subsidiaries                                          $441,802
     Receivable from affiliates                                                 1
                                                                         --------
                                                                         $441,803
                                                                         ========

   LIABILITIES AND SHAREHOLDERS' EQUITY:
     Payables to affiliates                                              $ 55,000
     Shareholders' equity                                                 386,803
                                                                         --------
                                                                         $441,803
                                                                         ========


Note: The companies comprising the NSA Group were transferred to Infinity on December 31, 2002. No operations were conducted by the Registrant during 2002.

                  INFINITY PROPERTY AND CASUALTY CORPORATION &
           PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE
                SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2002
                                  (IN MILLIONS)




  COLUMN A     COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F       COLUMN G
------------- ------------ ------------- ---------- --------- ------------- ---------------
                           RESERVES FOR
                              UNPAID
               DEFERRED       CLAIMS     DISCOUNT
AFFILIATION     POLICY      AND CLAIMS   DEDUCTED                                NET
    WITH      ACQUISITION   ADJUSTMENT      IN      UNEARNED     EARNED       INVESTMENT
 REGISTRANT      COSTS       EXPENSES    COLUMN C   PREMIUMS    PREMIUMS        INCOME
------------- ------------ ------------- ---------- --------- ------------- ---------------
INFINITY PROPERTY AND CASUALTY CORPORATION

        2002       $22        $604 (a)     $ -       $303 (b)    $  646         $61
                   ===        ====         ====      ====        ======         ===

        2001       $40        $645 (a)     $ -       $339 (b)    $  916         $75
                   ===        ====         ====      ====        ======         ===

        2000                                                     $1,043         $69
                                                                 ======         ===

PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE COMPANY

        2002       $11        $126         $ -       $ 48        $  107         $ -
                   ===        ====         ====      ====        ======         ===

        2001       $25        $116         $ -       $ 81        $  150         $ -
                   ===        ====         ====      ====        ======         ===

        2000                                                     $  129         $ -
                                                                 ======         ===

     COLUMN H        COLUMN I     COLUMN J    COLUMN K
------------------- ------------ ------------ ---------

 CLAIMS AND CLAIM
    ADJUSTMENT
     EXPENSES
 INCURRED RELATED   AMORTIZATION    PAID
        TO          OF DEFERRED    CLAIMS
-------------------   POLICY      AND CLAIM
CURRENT    PRIOR    ACQUISITION  ADJUSTMENT   PREMIUMS
 YEARS     YEARS       COSTS      EXPENSES    WRITTEN
--------- --------- ------------ ------------ ---------
  $527      $ 1        $ 40         $565        $  613
  ====      ===        ====         ====        ======

  $762     ($10)       $161         $771        $  738
  ====      ===        ====         ====        ======

  $941     ($25)       $193         $832        $1,074
  ====      ===        ====         ====        ======



  $ 84      $ 7        $ 15         $ 81        $   74
  ====      ===        ====         ====        ======

  $118      $ 4        $ 30         $112        $  165
  ====      ===        ====         ====        ======

  $ 90      $ 4        $ 26         $106        $  133
  ====      ===        ====         ====        ======


     (a) Grossed up for reinsurance recoverables of $33 million and $37 million at December 31, 2002 and 2001, respectively.

     (b) Grossed up for prepaid insurance premiums of $92 million and $96 million at December 31, 2002 and 2001, respectively.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.



                                    Infinity Property and Casualty Corporation


Signed:  March 28, 2003             BY: s/JAMES R. GOBER
                                        ----------------
                                        James R. Gober
                                        Chief Executive Officer



                     --------------------------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                                     Capacity                               Date
      ---------                                     --------                               ----
s/CARL H. LINDNER III                          Chairman of the Board               March 28, 2003
---------------------------                    of Directors
  Carl H. Lindner III


s/JAMES R. GOBER                               Chief Executive Officer,            March 28, 2003
-----------------------                        President and Director
  James R. Gober


s/ETHAN JACKSON                                Director                            March 28, 2003
-----------------------
  Ethan Jackson


s/THOMAS A. HAYES                              Director*                           March 28, 2003
-----------------------
  Thomas A. Hayes


s/KEITH A. JENSEN                              Director                            March 28, 2003
----------------------
  Keith A. Jensen


s/GREGORY G. JOSEPH                            Director*                           March 28, 2003
----------------------
  Gregory G. Joseph


s/GREGORY C. THOMAS                            Director*                           March 28, 2003
----------------------
  Gregory C. Thomas


s/ROGER SMITH                                  Senior Vice President and           March 28, 2003
----------------------                         Chief Financial Officer
  Roger Smith




* Member of the Audit Committee

                   INFINITY PROPERTY AND CASUALTY CORPORATION

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS


I, James R. Gober, certify that:

1. I have reviewed this annual report on Form 10-K of Infinity Property and Casualty Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                             BY: s/JAMES R. GOBER
                                                 ----------------
                                                 James R. Gober
                                                 Chief Executive Officer
March 28, 2003                                   (principal executive officer)

                   INFINITY PROPERTY AND CASUALTY CORPORATION

I, Roger Smith, certify that:

1. I have reviewed this annual report on Form 10-K of Infinity Property and Casualty Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            BY: s/ROGER SMITH
                                                ----------------------------
                                                Roger Smith
                                                Chief Financial Officer
March 28, 2003                                  (principal financial officer)

                                INDEX TO EXHIBITS

                   INFINITY PROPERTY AND CASUALTY CORPORATION

Number               Exhibit Description
------               -------------------

3.1           Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to
              Infinity's Form S-1/A filed on January 29, 2003.                                        (*)

3.2           Regulations, filed as Exhibit 3.2 to Infinity's Form S-1 filed on
              October 9, 2002.                                                                        (*)

4             Instruments defining the rights of security holders           Registrant has no outstanding
                                                                            debt issues exceeding 10% of
                                                                            the assets of Registrant and
                                                                            consolidated subsidiaries.
              Material Contracts:
10.1            Formation and Separation Agreement between American Premier Underwriters, Inc. and
                Infinity.

10.2            2002 Stock Option Plan.

10.3            Restricted Stock Plan, filed as Exhibit 10.3 to Infinity's Form
                S-1/A filed on January 29, 2003.                                                      (*)

10.4            Reinsurance Agreement between Windsor Insurance Company, as
                Reinsurer, and Great American Insurance Company and Affiliates, as
                Reassured.

10.5            Agreement of Allocation of Payment of Federal Income Taxes dated May 13, 1974,
                filed as Exhibit 10.5 to Infinity's Form S-1/A filed on November 22, 2002.            (*)

10.6            Services Agreement between American Financial Group, Inc. and Infinity.

10.7            Registration Rights Agreement between American Financial Group, Inc. and
                Infinity.

10.8            Investment Services Agreement between Infinity and American Money Management.

10.9            Employment Agreement for James R. Gober, filed as Exhibit 10.9 to Infinity's
                Form S-1/A filed on January 15, 2003.                                                 (*)

10.10           Reinsurance Agreement with Inter-Ocean Reinsurance Limited, filed as Exhibit
                10.10 to Infinity's Form S-1/A filed on November 22, 2002.                            (*)

10.11           Noncompetition Agreement between American Financial Group, Inc. and Infinity.

10.12           Tax Allocation Indemnification Agreement between American Financial Group,
                Inc. and Infinity.

10.13           License Agreement between Great American Insurance Company and Infinity.

10.14           Reinsurance Agreements between Republic Indemnity Company of
                America and Infinity, filed as Exhibit 10.14 to Infinity's Form
                S-1/A filed on January 3, 2003.                                                       (*)

10.15           Reinsurance Cover Note with Inter-Ocean Reinsurance (Ireland)
                Limited, filed 10.15 as Exhibit 10.15 to Infinity's Form S-1/A filed on
                January 29, 2003.                                                                     (*)

10.16 Lease between Great American Insurance Company and Infinity for property located at 14 East Fourth Street, Cincinnati, Ohio.

10.17           Lease between Great American Insurance Company and Infinity for St. Louis,
                Missouri property.

10.18           Sublease between Great American Insurance Company and Infinity for
                Windsor, Connecticut property.

10.19           Sublease between Great American Insurance Company and Infinity for
                Maitland, Florida property.


  (*)  Incorporated herein by reference.

                             INFINITY PROPERTY AND CASUALTY CORPORATION


Number               Exhibit Description
------               -------------------
            Material Contracts:

10.20 Sublease between Great American Insurance Company and Infinity for property located at 11353 Reed Hartman Highway, Cincinnati, Ohio.

10.21         Sublease between Great American Insurance Company and Infinity for
              Parsippany, New Jersey property.

10.22         Sublease between Great American Insurance Company and Infinity for
              Raleigh, North Carolina property.

10.23 Sublease between Great American Insurance Company and Infinity for property located at 49 East Fourth Street, Cincinnati, Ohio.

10.24         Sublease between Great American Insurance Company and Infinity for Exton,
              Pennsylvania property.

21          Subsidiaries of the Registrant.                                                              E-3

23          Consent of Independent Auditors.                                                             E-4

99          Certification of Chief Executive Officer and Chief Financial Officer                         E-5

  (*)  Incorporated herein by reference.