Form 10-Q
period 2003-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2003-05-14
CIK 1195933

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarterly Period Ended                               Commission File
March 31, 2003                                                   No. 0-50167


                   INFINITY PROPERTY AND CASUALTY CORPORATION



Incorporated under                                         IRS Employer I.D.
the Laws of Ohio                                              No. 03-0483872


                 2204 Lakeshore Drive, Birmingham, Alabama 35209
                                 (205) 870-4000






       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark whether the Registrant is an accelerated filer.
Yes    No  X

       As of May 1, 2003, there were 20,481,458 shares of the Registrant's Common Stock outstanding.






                                  Page 1 of 21
--------------------------------------------------------------------------------

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                                     ITEM I
                              FINANCIAL STATEMENTS

           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)


                                                     March 31,     December 31,
                                                         2003             2002
                                                   ----------      -----------
ASSETS:
 Investments:
  Fixed maturities - at market
   (amortized cost - $1,031,008 and $917,104)      $1,077,297       $  955,576
  Equity securities - at market
   (cost - $18,425 and $19,136)                        15,410           17,623
                                                   ----------       ----------
      Total investments                             1,092,707          973,199

 Cash and cash equivalents                            112,221           88,053
 Accrued investment income                             15,645           13,644
 Agents' balances and premiums receivable             244,012          188,109
 Prepaid reinsurance premiums                         108,354           91,924
 Recoverables from reinsurers                          44,519           34,826
 Deferred policy acquisition costs                     37,351           21,894
 Receivable from affiliates                             2,182           33,988
 Prepaid expenses, deferred charges and
  other assets                                         45,506           29,241
 Goodwill                                              75,275           70,322
                                                   ----------       ----------

                                                   $1,777,772       $1,545,200
                                                   ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Unpaid losses and loss adjustment expenses        $  716,072       $  604,026
 Unearned premiums                                    379,859          302,627
 Payable to reinsurers                                 85,721           72,701
 Note payable to AFG                                   55,000           55,000
 Payable to affiliates                                  4,022            4,755
 Accounts payable, accrued expenses and
  other liabilities                                   131,993          119,288
                                                   ----------       ----------
      Total liabilities                             1,372,667        1,158,397

 Shareholders' Equity:
 Common Stock, no par value
   - 50,000,000 and 1,000 shares authorized
   - 20,481,458 and 1,000 shares outstanding           20,481                1
  Additional paid-in capital                          326,889          342,743
  Retained earnings                                    31,547           20,000
  Unearned compensation (restricted stock)             (1,986)            -
  Unrealized gain on marketable securities, net        28,174           24,059
                                                   ----------       ----------
      Total shareholders' equity                      405,105          386,803
                                                   ----------       ----------

                                                   $1,777,772       $1,545,200
                                                   ==========       ==========

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)


                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2003            2002
                                                         ----            ----
INCOME:
  Earned premiums                                    $165,528        $170,057
  Net investment income                                14,168          17,061
  Realized gains (losses) on investments                  327            (398)
  Other income                                          1,000           1,126
                                                     --------        --------
                                                      181,023         187,846
COSTS AND EXPENSES:
  Losses and loss adjustment expenses                 134,532         135,543
  Commissions and other underwriting expenses          21,379          31,813
  Interest expense                                      1,166            -
  Other operating and general expenses                  6,288           4,248
                                                     --------        --------
                                                      163,365         171,604
                                                     --------        --------

Earnings before income taxes                           17,658          16,242
Provision for income taxes                              6,111           5,601
                                                     --------        --------

NET EARNINGS                                         $ 11,547        $ 10,641
                                                     ========        ========

EARNINGS PER COMMON SHARE:
  Basic                                                  $.57           n/a
  Diluted                                                $.57           n/a

Average number of Common Shares:
  Basic                                                20,347           n/a
  Diluted                                              20,414           n/a

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                           Common Stock                       Unrealized
                                            and Paid-in      Retained        Gain (Loss)          Unearned
                                                Capital      Earnings      on Securities      Compensation          Total
                                           ------------      --------      -------------      ------------       --------
  BALANCE AT JANUARY 1, 2003                   $342,744       $20,000            $24,059            $ -          $386,803


  Net earnings                                     -           11,547               -                 -            11,547
  Change in unrealized                             -             -                 4,115              -             4,115
                                                                                                                 --------
    Comprehensive income                                                                                           15,662

  Issuance of restricted stock awards             2,150          -                  -               (2,150)          -
  Amortization of unearned compensation            -             -                  -                  164            164
  Capital contribution                            2,476          -                  -                 -             2,476
                                               --------       -------            -------            ------       --------

  BALANCE AT MARCH 31, 2003                    $347,370       $31,547            $28,174           ($1,986)      $405,105
                                               ========       =======            =======            ======       ========




  BALANCE AT JANUARY 1, 2002                   $585,699      ($25,870)           $ 2,928            $ -          $562,757


  Net earnings                                     -           10,641               -                 -            10,641
  Change in unrealized                             -             -               (10,605)             -           (10,605)
                                                                                                                 --------
    Comprehensive income                                                                                               36

  Other                                             120          -                  -                 -               120
                                               --------       -------            -------            ------       --------

  BALANCE AT MARCH 31, 2002                    $585,819      ($15,229)          ($ 7,677)           $ -          $562,913
                                               ========       =======            =======            ======       ========

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

           INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                            Three months ended
                                                                March 31,
                                                          ---------------------
                                                              2003         2002
                                                              ----         ----
OPERATING ACTIVITIES:
  Net earnings                                            $ 11,547     $ 10,641
  Adjustments:
    Depreciation and amortization                            3,763        3,123
    Realized (gains) losses on investments                    (327)         398
    Increase in agents balances and premiums receivable    (15,678)     (12,882)
    Decrease (increase) in reinsurance receivables          13,158      (20,090)
    Decrease (increase) in deferred policy acquisition
      costs                                                 (4,305)         926
    Decrease (increase) in other assets                       (303)       3,720
    Change in balances with affiliates                       9,685        2,105
    Increase (decrease) in insurance claims and reserves   (23,604)      20,101
    Increase in payable to reinsurers                       13,020        9,053
    Increase (decrease) in other liabilities                (1,216)         592
    Other, net                                                 279         (189)
                                                          --------     --------
                                                             6,019       17,498
                                                          --------     --------
INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                             (88,106)     (84,893)
    Property and equipment                                    (512)      (1,009)
  Maturities and redemptions of fixed maturity
    investments                                             43,614       19,520
  Sales of:
    Fixed maturity investments                              62,610       61,644
    Equity securities                                          526        2,389
    Property and equipment                                      17          296
                                                          --------     --------
                                                            18,149       (2,053)
                                                          --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   24,168       15,445

Cash and cash equivalents at beginning of period            88,053       60,701
                                                          --------     --------

Cash and cash equivalents at end of period                $112,221     $ 76,146
                                                          ========     ========

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                          NOTES TO FINANCIAL STATEMENTS


A.    DESCRIPTION OF THE COMPANY

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

      Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business written through agents (the "Assumed Agency Business") by AFG's principal property and casualty subsidiary, Great American Insurance Company ("GAI"). GAI, in turn, transferred to Infinity assets (primarily investment securities) with a market value of $125.3 million and allows Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies that had previously issued such policies. The business assumed from GAI is not included in the historical consolidated statements of Infinity prior to 2003.

      In February of 2003, AFG sold 12.5 million shares of Infinity in an initial public offering. At March 31, 2003, AFG beneficially owned 38% of Infinity's Common Stock.

B.    ACCOUNTING POLICIES

      BASIS OF PRESENTATION The accompanying consolidated financial statements for Infinity and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

      Infinity's financial statements for periods prior to December 31, 2002, represent the combined statements of the NSA Group. Earnings per share data for the three months ended March 31, 2002 is not applicable because the Consolidated Statement of Earnings for this period represents the combined statements of wholly-owned subsidiaries.

      The accompanying income statement for three months ended March 31, 2002, include expenses incurred directly by Infinity as well as charges for fees allocated by other AFG subsidiaries to Infinity for various services. Charges billed by AFG for corporate staff services, including human resources, risk management, legal, and financial reporting were based on the percentage of capital that each of the AFG property and casualty insurance subsidiaries needs to run its business, which approximates estimated usage. Investment management fees have been based on the proportion each subsidiary's portfolio (at market value) bears to the total portfolios being managed. Management believes that these charges billed by AFG are reasonable and the accompanying consolidated financial statements are representative of the costs of Infinity doing business on a stand-alone basis. Beginning in 2003, Infinity and AFG entered into agreements under which AFG will continue to provide investment advisory and certain other services to Infinity at established rates.

      All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

      The acquisition of the NSA Group and assumption of the Assumed Agency Business have been accounted for at AFG's historical carrying amounts as transfers of net assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141.

      The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

      INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

      Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

      GOODWILL Goodwill represents the excess of Infinity's cost basis of its subsidiaries over its equity in the subsidiaries' underlying net assets. Effective January 1, 2002, Infinity implemented Statement of Financial Accounting Standards ("SFAS") No. 142 under which goodwill is no longer amortized but is subject to an impairment test at least annually. The transitional test under the new standard indicated there was no impairment at that date.

      REINSURANCE Infinity's insurance subsidiaries cede reinsurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, Infinity's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Infinity's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and
      (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers represents ceded premiums retained by Infinity's insurance subsidiaries to fund ceded losses as they become due. Infinity's insurance subsidiaries also assume reinsurance, primarily from AFG subsidiaries. Income on reinsurance assumed is recognized based on reports received from ceding companies.

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

      UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and
      (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Unpaid losses and loss adjustment expenses have not been reduced for reinsurance recoverables. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Consolidated Statement of Earnings in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

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

      INCOME TAXES Infinity plans to file a consolidated federal income tax return which will include all 80%-owned subsidiaries for periods following its February 2003 public offering. Prior to the offering, Infinity and its 80%-owned subsidiaries were part of the American Financial Corporation ("AFC", an AFG subsidiary) tax group. Infinity's companies had separate tax allocation agreements with AFC which designated how tax payments were shared by members of the tax group. In general, companies computed taxes on a separate return basis and made payments to (or receive benefits from) AFC based on taxable income. The tax allocation agreements with AFC did not impact the recognition of income tax expense or income tax payable in Infinity's financial statements.

      Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized. For periods prior to the February 2003 public offering, current and deferred tax assets and liabilities were aggregated with other amounts receivable from affiliates. At March 31, 2003, Infinity's net deferred tax asset is included in other assets.

      STOCK-BASED COMPENSATION As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value of shares issued under Infinity's Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity's Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

      The following table illustrates the effect on net earnings and earnings per share had compensation cost related to stock options been determined and recognized based on "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. No information is applicable for the three months ended March 31, 2002 as no options had been granted. For SFAS No. 123 purposes, the fair value per option granted of $5.93 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 1.4%; expected volatility of 33%; risk-free interest rate of 4.0%; and expected option life of 7.5 years. See Note E "Shareholders' Equity" for further information on stock options.

                                                                     Three
                                                              months ended
                                                            March 31, 2003
                                                            --------------
           Net earnings, as reported                               $11,547
           Pro forma stock option expense, net of tax                  (59)
                                                                   -------

           Adjusted net earnings                                   $11,488
                                                                   =======

           Earnings per share (as reported):
             Basic                                                   $0.57
             Diluted                                                 $0.57

           Earnings per share (adjusted):
             Basic                                                   $0.56
             Diluted                                                 $0.56

      BENEFIT PLANS Infinity provides retirement benefits to eligible employees through its 401(k) Retirement Plan. Under this defined contribution plan, Infinity has the discretion to match a percentage of employee contributions to the Plan and to make profit-sharing contributions on behalf of all eligible employees. Contributions to the Plan are charged against earnings in the year for which they are declared.

      Infinity provides health care and life insurance benefits to eligible retirees. Infinity also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

      DERIVATIVES Derivatives included in the Consolidated Balance Sheet consist of investments in common stock warrants (included in Equity securities). The carrying value of these warrants is less than $1 million at March 31, 2003. Changes in fair value of derivatives are included in current earnings as realized gains (losses) on investments.

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period, excluding issued but unvested restricted shares. The calculation of diluted earnings per share includes restricted shares and 6,000 shares representing the dilutive effect of common stock options.

      STATEMENT OF CASH FLOWS For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. All other activities are considered "operating". Investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

C. GOODWILL The $5 million increase in goodwill during the first quarter of 2003 represents goodwill associated with the Assumed Agency Business.

D. NOTE PAYABLE TO AFG The note payable to AFG is a $55 million, ten-year promissory note with an interest rate of 8.5%. Interest on the notes is payable semi-annually and the principal is due at maturity in January 2013.

E. SHAREHOLDERS' EQUITY For periods prior to December 31, 2002, amounts shown in the Statement of Changes in Shareholders' Equity represent the combined balances of the NSA Group. Accordingly, shares outstanding and earnings per share information for these periods are not applicable.

      Infinity issued 100 shares of Common Stock to American Premier Underwriters, Inc. ("APU"), a 100%-owned subsidiary of AFG, in connection with the formation of Infinity in September 2002. On December 31, 2002, Infinity issued an additional 900 shares of Common Stock in exchange for the capital stock of the NSA Group companies. In January 2003, Infinity increased its authorized capital stock to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock and implemented a common stock split. After the stock split, Infinity had 20,347,083 shares of Common Stock outstanding. In February 2003, Infinity issued 134,375 shares under its Restricted Stock Plan. No Preferred Stock has been issued. Infinity declared a quarterly dividend of $.055 per common share on April 29, 2003.

      STOCK OPTIONS AND RESTRICTED STOCK Infinity established its stock option and restricted stock plans in 2002. Under the plan provisions, there were 2 million and 500,000 shares of Infinity Common Stock reserved for issuance under Infinity's Stock Option Plan and Restricted Stock Plan, respectively. No shares were issued under either plan in 2002. As of March 31, 2003, options for 420,180 shares were outstanding and 134,375 shares of restricted stock have been awarded. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of Infinity are fully exercisable upon grant. Options generally expire ten years after the date of grant. For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award.

      UNREALIZED GAIN ON MARKETABLE SECURITIES The change in unrealized gain on marketable securities for the three months ended March 31 included the following (in millions):

                                                                 Pretax
                                                         ------------------------
                                                              Fixed        Equity          Tax
                                                         Maturities    Securities      Effects        Net
                                                         ----------    ----------      -------        ---
                         2003
     -----------------------------------------------
     Unrealized holding gains (losses) on securities
       arising during the period                              $ 8.3         ($1.7)       ($2.3)     $ 4.3
     Realized (gains) losses included in net income             (.5)           .2           .1        (.2)
                                                              -----          ----         ----      -----
     Change in unrealized gain on marketable
       securities, net                                        $ 7.8         ($1.5)       ($2.2)     $ 4.1
                                                              =====          ====         ====      =====

                         2002
     -----------------------------------------------
     Unrealized holding losses on securities
       arising during the period                             ($14.6)        ($2.1)        $5.8     ($10.9)
     Realized (gains) losses included in net income             1.1           (.7)         (.1)        .3
                                                              -----          ----         ----      -----
     Change in unrealized gain on marketable
       securities, net                                       ($13.5)        ($2.8)        $5.7     ($10.6)
                                                              =====          ====         ====      =====

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Infinity is organized as a holding company with almost all of its operations conducted by subsidiaries. However, Infinity has or will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes.

FORWARD-LOOKING STATEMENTS The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "seeks", "could", "may", "should", "will", or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions, long term financing, future premiums, revenues, earnings and investment activities, expected losses, rate increases, improved loss experience and expected expense savings from the consolidation of the operations of the Company's subsidiaries.

Actual results could differ materially from those expected by the Company depending on certain risks and uncertainties including but not limited to:

    o changes in economic conditions and financial markets (including interest rates);
    o the adequacy or accuracy of its pricing methodologies;
    o the presence of competitors with greater financial resources and the impact of competitive pricing;
    o the ability to obtain timely approval for requested rate changes;
    o judicial and regulatory developments adverse to the automobile insurance industry;
    o the outcome of pending litigation against the Company;
    o weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions);
    o changes in driving patterns and loss trends;
    o acts of war and terrorist activities; and
    o the challenges posed by consolidating the operations of its insurance subsidiaries.

The forward-looking statements herein are made only as of the date of this report. Infinity assumes no obligation to publicly update any forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note B to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves and the determination of "other than temporary" impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. These two policies are discussed further under the headings "Liquidity and Capital Resources - Investments" and "Liquidity and Capital Resources - Uncertainties - Insurance Reserves."

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF FUNDS Management believes Infinity has sufficient resources to meet liquidity requirements primarily through funds generated by its insurance subsidiaries. Infinity continues to explore long term debt financing alternatives that will provide additional resources. However, if these funds and funds generated from operations, including dividends and tax payments from its insurance subsidiaries, are insufficient to meet fixed charges in any period, Infinity would have to generate cash through alternative methods of financing, sales of assets, or similar transactions.

QUOTA SHARE AGREEMENT Throughout 2002, Infinity's insurance subsidiaries ceded 90% of their personal auto physical damage business on a funds withheld basis to Inter-Ocean Reinsurance Limited. Infinity renewed this agreement for 2003 on terms substantially equivalent to those in effect in 2002. Infinity has the flexibility to adjust, on a quarterly basis, the percentage of business to be ceded under the reinsurance agreement. The percentage ceded may be reduced from the current level of 90% to as low as 20%. No adjustments with respect to future quarters can be predicted at this time but will be determined based on business conditions. Premiums ceded under this agreement for the quarters ended March 31, 2003 and 2002, were $76.4 million and $88.7 million, respectively.

In September 2002, this agreement was amended to include coverage of Great American's personal lines that Infinity would otherwise assume as part of the Assumed Agency Business. Accordingly, Great American's participation in the Inter-Ocean reinsurance agreement reduces the size of the Assumed Agency Business. Premiums ceded by Great American under this agreement were $10.2 million in the first quarter of 2003.

INVESTMENTS  Infinity's investment portfolio at March 31, 2003, contained
$1.1 billion in fixed maturity securities and $15.4 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2003, Infinity had a pretax net unrealized gain of $46.3 million on fixed maturities and a pretax unrealized loss of $3.0 million on equity securities.

Approximately 91% of the fixed maturities that Infinity holds were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 2003. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Summarized information for securities with unrealized gains and losses in Infinity's balance sheet at March 31, 2003 is shown in the following table (dollars in millions). Approximately $13.9 million of "Fixed Maturities" and $787,000 of "Equity Securities" had no unrealized gains or losses at March 31, 2003.

                                                         Securities  Securities
                                                            With        With
                                                         Unrealized  Unrealized
                                                            Gains      Losses
                                                         ----------  ----------
  FIXED MATURITIES
  ----------------
    Market value of securities                               $954.9      $108.5
    Amortized cost of securities                             $901.2      $115.9
    Gross unrealized gain (loss)                             $ 53.7     ($  7.4)
    Market value as a % of amortized cost                     106.0%       93.6%
    Number of security positions held                           392          52
    Number individually exceeding $500,000 gain or loss          13           3
    Concentration of gains (losses) by type or industry
      (exceeding 5% of unrealized):
        Mortgage-backed securities                           $  6.4     ($  0.4)
        Banks and savings institutions                          4.6        (0.1)
        State, municipalities and political subdivisions        4.0        (0.2)
        U.S. Government and government agencies                 2.8          -
        Electric services                                       2.8        (0.3)
        Natural gas transmission and distribution               1.4        (0.6)
        Chemicals and allied products                           1.3        (0.4)
        Petroleum refining                                      1.0        (0.7)
        Air transportation                                      0.2        (3.2)
    Percentage rated investment grade                          95.1%       58.7%

  EQUITY SECURITIES
  -----------------
    Market value of securities                               $  0.9      $ 13.7
    Cost of securities                                       $  0.3      $ 17.3
    Gross unrealized gain (loss)                             $  0.6     ($  3.6)
    Market value as % of cost                                 300.0%       79.2%
    Number individually exceeding $500,000 gain or loss          -            2

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2003 based on their market values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

                                           Securities    Securities
                                              With          With       All Fixed
                                           Unrealized    Unrealized     Maturity
                                              Gains        Losses     Securities
                                           ----------    ----------   ----------
    MATURITY
    --------
      One year or less                          7%            4%           7%
      After one year through five years        32            28           31
      After five years through ten years       38            33           38
      After ten years                           6            20            7
                                              ---           ---          ---
                                               83            85           83
      Mortgage-backed securities               17            15           17
                                              ---           ---          ---
                                              100%          100%         100%
                                              ===           ===          ===

Infinity realized aggregate losses of $84,000 during the first quarter of 2003 on $10.9 million in sales of fixed maturity securities (3 issues/issuers) that had individual unrealized losses greater than $100,000 at December 31, 2002. Market values of all three of the securities increased an aggregate of $367,000 from December 31, 2002 to date of sale.

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Although Infinity had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' credit-worthiness, decisions to lessen exposure to a particular credit or industry, or decisions to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at March 31, 2003.

                                                                                        Market
                                                      Aggregate       Aggregate       Value as
                                                         Market      Unrealized      % of Cost
                                                          Value     Gain (Loss)          Basis
                                                      ---------     -----------      ---------

     Fixed Maturities
     --------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $100,000 at 3/31/03 and for:
         Less than one year (167 issues)                 $588.6           $41.2          107.5%
         More than one year (16 issues)                    57.0             5.4          110.5
       Less than $100,000 at 3/31/03 (209 issues)         309.3             7.1          102.3
                                                         ------           -----
                                                         $954.9           $53.7          106.0%
                                                         ======           =====
     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $100,000 at 3/31/03 and for:
         Less than one year (8 issues)                   $ 17.7          ($ 2.3)          88.5%
         More than one year (10 issues)                    14.2            (3.9)          78.5
       Less than $100,000 at 3/31/03 (34 issues)           76.6            (1.2)          98.5
                                                         ------           -----
                                                         $108.5          ($ 7.4)          93.6%
                                                         ======           =====
     Equity Securities
     --------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $100,000 at 3/31/03 and for:
         Less than one year (none)                       $   -            $  -              - %
         More than one year (2 issues)                      0.8             0.6          400.0
       Less than $100,000 at 3/31/03 (5 issues)             0.1              -           100.0
                                                         ------           -----
                                                         $  0.9           $ 0.6          300.0%
                                                         ======           =====
     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $100,000 at 3/31/03 and for:
         Less than one year (6 issues)                   $ 12.6          ($ 3.3)          79.2%
         More than one year (1 issue)                        .9             (.3)          75.0
       Less than $100,000 at 3/31/03 (2 issues)              .2              -           100.0
                                                         ------           -----
                                                         $ 13.7          ($ 3.6)          79.2%
                                                         ======           =====

When a decline in the value of a specific investment is considered to be "other than temporary", a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in Infinity's 2002 Form 10-K.

Based on its analysis, management believes (i) Infinity will recover its cost basis in the securities with unrealized losses and (ii) that Infinity has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on Infinity's liquidity.

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


UNCERTAINTIES - INSURANCE RESERVES Liabilities for the costs of losses and loss adjustment expenses for both reported and unreported claims are estimated based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and loss adjustment expense is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management monitors items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. Adjustments to reserves are reflected in the results of operations in the periods in which estimates change.

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

Underwriting profitability is measured by the combined ratio which is a sum of the ratios of losses, loss adjustment expenses and underwriting expenses to earned premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

In this discussion, prior period underwriting results represent the combined results of the NSA Group and the Assumed Agency Business.

Net earned premiums and combined ratios for Infinity were as follows (dollars in millions):

                                         Three months ended
                                              March 31,
                                        --------------------
                                          2003          2002(b)
                                          ----          ----
   Net Earned Premiums (GAAP)
   --------------------------
     Gross written premiums             $255.8(a)     $309.4
     Ceded reinsurance                   (77.5)        (90.7)
                                        ------        ------
     Net written premiums                178.3(a)      218.7
     Change in unearned premiums         (12.8)         (9.1)
                                        ------        ------
     Net earned premiums                $165.5        $209.6
                                        ======        ======

   Combined Ratios (GAAP)
   ----------------------
     Loss and LAE ratio                   81.2%         79.2%
     Underwriting expense ratio           12.9          20.8
     Combined ratio                       94.1%        100.0%

   (a) Excludes $48 million in unearned premiums transferred to Infinity with the Assumed Agency Business on January 1, 2003.

   (b) For comparative purposes, 2002 underwriting results have been adjusted to include $36.9 million in net written premiums ($39.5 million in net earned premiums) of the Assumed Agency Business. Excluding the Assumed Agency Business, Infinity's combined ratio was 98.4% for the first quarter of 2002.

On a comparative basis, Infinity's written premiums (gross and net) decreased for the first quarter of 2003 compared to 2002 due primarily to lower business volume, partially offset by the impact of rate increases implemented throughout 2002. In

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


addition, Great American's participation in the Inter-Ocean reinsurance agreement (effective in September 2002) resulted in $10.2 million in premiums being ceded to Inter-Ocean during the first quarter of 2003 that would have otherwise been ceded to Infinity. Including the policies written by the Assumed Agency business, automobile policies in force declined from approximately 875,000 on December 31, 2001 to 735,000 on March 31, 2003. The decline in policy counts is due to actions taken to reduce business in certain non-focus or unprofitable states as well as decisions by insureds not to renew. During 2002, Infinity increased personal auto rates about 12% over rates in effect at year end 2001. Underwriting expenses include the effect of ceding commissions earned under the Inter-Ocean reinsurance agreement. Commissions earned under this agreement generally vary directly with the loss and LAE ratio on the business ceded. Accordingly, Infinity's expense ratio reflects the benefit of strong underwriting results in the business ceded to Inter-Ocean. Overall, Infinity's combined ratio improved nearly 6 points over the 2002 quarter due to recent rate increases, lower accident frequency, focus on profitable states, and continuing consolidation efforts, partially offset by a moderate increase in claim severity. Excluding the effect of the Inter-Ocean agreement, Infinity's combined ratio for the first quarter of 2003 was 95.8% compared to 98.9% for the 2002 quarter.

INVESTMENT INCOME Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Fluctuations in average invested assets reflect primarily the timing of dividends and capital contributions as capital requirements and the cash needs of Infinity change.

Net investment income decreased $2.9 million for the first quarter of 2003 compared to the first quarter of 2002 due primarily to lower interest rates.

REALIZED GAINS (LOSSES) ON INVESTMENTS Realized gains (losses) on investments include provisions for other than temporary impairment of securities still held of $2.7 million for the quarter ended March 31, 2003 and $632,000 for the quarter ended March 31, 2002. The increase in impairments in the first quarter of 2003 compared to the first quarter of 2002 reflects primarily the downturn in the airline industry.

Infinity owns warrants to buy the common stock of a publicly traded company. Under generally accepted accounting principles, these investments are considered derivatives and marked to market resulting in realized gains and losses. Realized gains (losses) on investments include a loss of $96,000 for the quarter ended March 31, 2003 and a gain of $204,000 for the 2002 quarter to adjust the carrying value of these warrants to their market value ($787,000 at March 31, 2003).

INTEREST EXPENSE Interest expense reflects interest charges on the $55 million note payable to AFG issued in connection with the acquisition of the NSA Group on December 31, 2002.

OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses increased $2.0 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 due to holding company expenses related to the new parent company of $1.0 million and a $1.1 million increase in corporate litigation expenses reflecting unusually low litigation expenses in the first quarter of 2002.

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      As of March 31, 2003, there were no material changes to the information provided in Infinity's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    ----------------------------------------

                                     ITEM 4

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

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                                     PART II
                                OTHER INFORMATION
                                     ITEM 4

                SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

An action in writing was taken by Infinity's sole shareholder, in lieu of an annual meeting, on February 12, 2003, for the purpose of electing directors. The following individuals were nominated and elected to serve on Infinity's board of directors:
                                                  Term
                                               Expiration
                                               ----------
                  James R. Gober                  2004
                  Thomas A. Hayes                 2005
                  Ethan Jackson                   2004
                  Keith A. Jensen                 2005
                  Gregory G. Joseph               2004
                  Carl H. Lindner III             2005
                  Gregory C. Thomas               2005

                      ------------------------------------

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99 - Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

          Date of Report           Item Reported
          --------------           -------------
          March 18, 2003           Press Release - Fourth quarter and full year
                                   2002 results.

          May 6, 2003              Press Release - First quarter 2003 results
                                   and transcript of April 30, 2003 conference call.

                      ------------------------------------
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                     Infinity Property and Casualty Corporation


May 14, 2003                         BY: s/ROGER SMITH
                                         --------------------------------------
                                         Roger Smith
                                         Chief Financial Officer

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS


I, James R. Gober, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Infinity Property and Casualty Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 14, 2003                          BY: s/JAMES R. GOBER
                                          ------------------------------------
                                          James R. Gober
                                          Chief Executive Officer
                                          (principal executive officer)

                 INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

I, Roger Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Infinity Property and Casualty Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 14, 2003                          BY: s/ROGER SMITH
                                          -----------------------------------
                                          Roger Smith
                                          Chief Financial Officer
                                          (principal financial officer)