Form 10-Q
period 2003-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2003-08-13
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003	Commission File No. 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION
Incorporated under the Laws of Ohio	IRS Employer I.D. No. 03-0483872

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

       As of August 1, 2003, there were 20,481,458 shares of the Registrant's Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INDEX

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)

	June 30,	December 31,
	2003	2002
Assets:
Investments:
Fixed maturities - at market
(amortized cost - $1,035,607 and $917,104)	$1,106,035	$ 955,576
Equity securities - at market
(cost - $20,628 and $19,136)	20,462	17,623
Total investments	1,126,497	973,199

Cash and cash equivalents	93,230	88,053
Accrued investment income	14,413	13,644
Agents' balances and premiums receivable	260,895	188,109
Prepaid reinsurance premiums	113,505	91,924
Recoverables from reinsurers	52,735	34,826
Deferred policy acquisition costs	39,124	21,894
Receivable from affiliates	14,555	33,988
Prepaid expenses, deferred charges and
other assets	41,104	29,241
Goodwill	75,275	70,322

	$1,831,333	$1,545,200

Liabilities and Shareholders' Equity:
Unpaid losses and loss adjustment expenses	$ 708,018	$ 604,026
Unearned premiums	389,005	302,627
Payable to reinsurers	99,374	72,701
Note payable to AFG	55,000	55,000
Payable to affiliates	383	4,755
Accounts payable, accrued expenses and
other liabilities	145,501	119,288
Total liabilities	1,397,281	1,158,397

Shareholders' Equity:
Common Stock, no par value
- 50,000,000 and 1,000 shares authorized
- 20,481,458 and 1,000 shares outstanding	20,481	1
Additional paid-in capital	326,889	342,743
Retained earnings	42,677	20,000
Unearned compensation (restricted stock)	(1,657)	-
Unrealized gain on marketable securities, net	45,662	24,059
Total shareholders' equity	434,052	386,803

	$1,831,333	$1,545,200

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Income:
Earned premiums	$165,853	$165,805	$331,381	$335,862
Net investment income	13,449	15,453	27,617	32,514
Realized gains (losses) on investments	195	(11,436)	522	(11,834)
Other income	826	1,002	1,826	2,128
	180,323	170,824	361,346	358,670
Costs and Expenses:
Losses and loss adjustment expenses	128,594	132,346	263,126	267,889
Commissions and other underwriting
expenses	24,368	28,813	45,747	60,626
Interest expense	1,184	-	2,350	-
Corporate general and administrative
expenses	2,056	-	3,090	-
Other expenses	5,463	5,319	10,717	9,567
	161,665	166,478	325,030	338,082

Earnings before income taxes	18,658	4,346	36,316	20,588
Provision for income taxes	6,402	1,442	12,513	7,043

Net Earnings	$ 12,256	$ 2,904	$ 23,803	$ 13,545

Earnings per Common Share:
Basic	$.60	n/a	$1.17	n/a
Diluted	$.60	n/a	$1.16	n/a

Average number of Common Shares:
Basic	20,347	n/a	20,347	n/a
Diluted	20,586	n/a	20,503	n/a

Cash dividends per Common Share	$.055	n/a	$.055	n/a

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands)

	Common Stock and Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Securities	Unearned Compensation	Total

Balance at January 1, 2003	$342,744	$20,000	$24,059	$ -	$386,803

Net earnings	-	23,803	-	-	23,803
Change in unrealized	-	-	21,603	-	21,603
Comprehensive income					45,406

Dividends on Common Stock	-	(1,126)	-	-	(1,126)
Issuance of restricted stock awards	2,150	-	-	(2,150)	-
Amortization of unearned compensation	-	-	-	493	493
Capital contribution	2,476	-	-	-	2,476

Balance at June 30, 2003	$347,370	$42,677	$45,662	($1,657)	$434,052

Balance at January 1, 2002	$585,699	($25,870)	$ 2,928	$ -	$562,757

Net earnings	-	13,545	-	-	13,545
Change in unrealized	-	-	8,042	-	8,042
Comprehensive income					21,587

Return of capital	(57,000)	-	-	-	(57,000)
Other	(103)	-	-	-	(103)

Balance at June 30, 2002	$528,596	($12,325)	$10,970	$ -	$527,241

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

	Six months ended
	June 30,
	2003	2002
Operating Activities:
Net earnings	$ 23,803	$ 13,545
Adjustments:
Depreciation and amortization	7,672	6,594
Realized (gains) losses on investments	(522)	11,834
Increase in agents balances and premiums receivable	(32,561)	(20,541)
Increase in reinsurance receivables	(209)	(31,578)
Decrease (increase) in deferred policy acquisition
costs	(6,078)	6,032
Decrease (increase) in other assets	(6,995)	3,829
Change in balances with affiliates	(6,327)	(3,732)
Increase (decrease) in insurance claims and reserves	(22,512)	18,827
Increase in payable to reinsurers	26,673	17,071
Increase in other liabilities	18,970	5,427
Other, net	1,511	678
	3,425	27,986
Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(165,605)	(141,198)
Equity securities	(2,150)	(2,134)
Property and equipment	(1,242)	(1,516)
Maturities and redemptions of fixed maturity
investments	96,434	41,915
Sales of:
Fixed maturity investments	74,896	125,639
Equity securities	527	9,633
Property and equipment	18	323
	2,878	32,662
Financing Activities:
Return of capital distributions	-	(57,000)
Cash dividends paid	(1,126)	-
	(1,126)	(57,000)

Net Increase in Cash and Cash Equivalents	5,177	3,648

Cash and cash equivalents at beginning of period	88,053	60,701

Cash and cash equivalents at end of period	$ 93,230	$ 64,349

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Description of the Company

  Infinity Property and Casualty Corporation ("Infinity") was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. ("AFG") to acquire and conduct, as a separate public company, AFG's personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the "NSA Group").

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

  In February of 2003, AFG sold 12.5 million shares of Infinity in an initial public offering. At June 30, 2003, AFG beneficially owned 38% of Infinity's Common Stock.

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

Infinity's financial statements for periods prior to December 31, 2002, represent the combined statements of the NSA Group. Earnings per share data for the quarter and six months ended June 30, 2002 is not applicable because the Consolidated Statement of Earnings for these periods represents the combined statements of wholly-owned subsidiaries.

The accompanying income statement for the quarter and six months ended June 30, 2002, include expenses incurred directly by Infinity as well as charges for fees allocated by other AFG subsidiaries to Infinity for various services. Charges billed by AFG for corporate staff services, including human resources, risk management, legal, and financial reporting were based on the percentage of capital that each of the AFG property and casualty insurance subsidiaries needs to run its business, which approximates estimated usage. Investment management fees have been based on the proportion each subsidiary's portfolio (at market value) bears to the total portfolios being managed. Management believes that these charges billed by AFG are reasonable and the accompanying consolidated financial statements are representative of the costs of Infinity doing business on a stand-alone basis. Beginning in 2003, Infinity and AFG entered into agreements under which AFG will continue to provide investment advisory and certain other services to Infinity at established rates.

All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims; and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Unpaid losses and loss adjustment expenses have not been reduced for reinsurance recoverables. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Consolidated Statement of Earnings in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

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

Income Taxes  Infinity plans to file a consolidated federal income tax return which will include all 80%-owned subsidiaries for periods following its February 2003 public offering. Prior to the offering, Infinity and its 80%-owned subsidiaries were part of the American Financial Corporation ("AFC", an AFG subsidiary) tax group. Infinity's companies had separate tax allocation agreements with AFC which designated how tax payments were shared by members of the tax group. In general, companies computed taxes on a separate return basis and made payments to (or received benefits from) AFC based on taxable income. The tax allocation agreements with AFC did not impact the recognition of income tax expense or income tax payable in Infinity's financial statements.

Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized. For periods prior to the February 2003 public offering, current and deferred tax assets and liabilities were aggregated with other amounts receivable from affiliates. For subsequent periods, Infinity's net deferred tax asset is included in other assets.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost related to stock options been determined and recognized based on "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. No information is applicable for the three months and six months ended June 30, 2002 as no options had been granted. For SFAS No. 123 purposes, the "fair value" of $5.93 per option granted in 2003 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 1.4%; expected volatility of 33%; risk-free interest rate of 4.0%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value". See Note E - "Shareholders' Equity" for further information on stock options.

	Three	Six
	months ended	months ended
	June 30, 2003	June 30, 2003
Net earnings, as reported	$12,256	$23,803
Pro forma stock option expense, net of tax	(125)	(184)

Adjusted net earnings	$12,131	$23,619

Earnings per share (as reported):
Basic	$ .60	$1.17
Diluted	$ .60	$1.16

Earnings per share (adjusted):
Basic	$ .60	$1.16
Diluted	$ .59	$1.15

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

Derivatives  Derivatives included in the Consolidated Balance Sheet consist of investments in common stock warrants (included in Equity securities). The carrying value of these warrants is less than $1 million at June 30, 2003. Changes in fair value of derivatives are included in current earnings as realized gains (losses) on investments.

Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period, excluding issued but unvested restricted shares. The calculation of diluted earnings per share includes restricted shares and 105,000 shares and 58,000 shares representing the dilutive effect of common stock options for the quarter and six months ended June 30, 2003.

Statement of Cash Flows  For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

investments, borrowing money and repaying amounts borrowed. All other activities are considered "operating". Investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.
  Goodwill  The $5 million increase in goodwill during 2003 represents goodwill associated with the Assumed Agency Business.

  Note Payable to AFG  The note payable to AFG is a $55 million, ten-year promissory note with an interest rate of 8.5% payable semi-annually. Infinity repaid this note in July 2003 using part of the proceeds from a new $200 million term loan, as described in Note F - "Subsequent Event."

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

Stock Options and Restricted Stock  Infinity established stock option and restricted stock plans in 2002. There were 2 million and 500,000 shares of Infinity Common Stock reserved for issuance under Infinity's Stock Option Plan and Restricted Stock Plan, respectively. No shares were issued under either plan in 2002. As of June 30, 2003, options for 420,180 shares were outstanding and 134,375 shares of restricted stock have been awarded. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of Infinity are fully exercisable upon grant. Options generally expire ten years after the date of grant. For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award.

Unrealized Gain on Marketable Securities  The change in unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

	Pretax
	Fixed	Equity	Tax
	Maturities	Securities	Effects	Net
2003
Unrealized holding gains on securities
arising during the period	$32.7	$ 1.1	($11.9)	$21.9
Realized (gains) losses included in net income	(.7)	.2	.2	(.3)
Change in unrealized gain on marketable
securities, net	$32.0	$ 1.3	($11.7)	$21.6

2002
Unrealized holding gains (losses) on securities
arising during the period	$ 3.3	($ 2.8)	($ .2)	$ .3
Realized (gains) losses included in net income	8.3	3.5	(4.1)	7.7
Change in unrealized gain on marketable
securities, net	$11.6	$ .7	($ 4.3)	$ 8.0

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Subsequent Event  In July 2003, Infinity borrowed $200 million under a variable rate, seven-year amortizing term loan. The variable rate is based on LIBOR plus 2.50% or Prime plus 1.50%, at Infinity's election. The loan proceeds of $196.3 million (net of issue costs) have been used to supplement the working capital of Infinity's subsidiaries, to repay a $55 million note issued to AFG in conjunction with Infinity's initial public offering, and for general corporate purposes. In conjunction with the loan, Infinity also entered into an interest rate swap for $100 million of the principal, in which the variable rate payments due for the first three years of the term will be exchanged for a fixed rate of 4.88%. The interest rate swap qualifies for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in which changes in the fair value of the swap will be recorded as an adjustment to comprehensive income within shareholders' equity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

GENERAL

Infinity is organized as a holding company with all of its operations conducted by subsidiaries. However, Infinity has or will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes.

Forward-Looking Statements  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "seeks", "could", "may", "should", "will", or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions, future premiums, revenues, earnings and investment activities, expected losses, rate increases, improved loss experience and expected expense savings from the consolidation of the operations of the Company's subsidiaries.

Actual results could differ materially from those expected by the Company depending on certain risks and uncertainties including but not limited to:

    changes in economic conditions and financial markets (including interest rates);
    the adequacy or accuracy of its pricing methodologies;
    the presence of competitors with greater financial resources and the impact of competitive pricing;
    the ability to obtain timely approval for requested rate changes;
    judicial and regulatory developments adverse to the automobile insurance industry;
    the outcome of pending litigation against the Company;
    weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions);
    changes in driving patterns and loss trends;
    acts of war and terrorist activities; and
    the challenges posed by consolidating the operations of its insurance subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds  In July 2003, Infinity secured a $200 million, seven-year amortizing term loan that also provides Infinity with the flexibility of adding a revolving credit line of up to $20 million. Proceeds of $110 million were contributed to Infinity's insurance subsidiaries to support future growth of their businesses and reduce reliance on reinsurance. Remaining proceeds were used to repay a $55 million promissory note issued in connection with Infinity's initial public offering and for general corporate purposes. The term loan is collateralized by the assets of Infinity and its subsidiaries and by a pledge of stock of several of Infinity's insurance subsidiaries. The loan contains various covenants that require Infinity to meet certain minimum net worth and financial ratio standards. Scheduled mandatory prepayments in each of the first two years of the loan are $9 million and increase in subsequent years. Management believes that Infinity's cash balances and cash flows generated from operations, including dividends and tax payments from its subsidiaries, are adequate to meet its future liquidity needs.

Quota Share Agreement  Throughout 2002, Infinity's insurance subsidiaries ceded 90% of their personal auto physical damage business on a funds withheld basis to Inter-Ocean Reinsurance Limited. Infinity renewed this agreement for 2003 on terms substantially equivalent to those in effect in 2002. Infinity has the flexibility to adjust, on a quarterly basis, the percentage of business to be ceded under the reinsurance agreement. The percentage ceded may range from as high as 90% to as low as 20%. As a result of its recent closing of the $200 million term loan facility, Infinity reduced the amount ceded under this agreement from 90% to 20% for the third quarter of 2003. Premiums ceded under this agreement for the second quarter and first six months of 2003 were $71.2 million and $147.6 million compared to $82.5 million and $171.2 million for the 2002 periods.

In September 2002, this agreement was amended to include coverage of Great American's personal lines that Infinity would otherwise assume as part of the Assumed Agency Business. Accordingly, Great American's participation in the Inter-Ocean reinsurance agreement reduces the size of the Assumed Agency Business. Premiums ceded by Great American under this agreement were $8.5 and $18.7 million for the quarter and six months ended June 30, 2003.

Investments  Infinity's investment portfolio at June 30, 2003, contained $1.1 billion in fixed maturity securities and $20.5 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2003, Infinity had a pretax net unrealized gain of $70.4 million on fixed maturities and a pretax unrealized loss of $166,000 on equity securities. The increase in the general level of interest rates during July caused the unrealized gains on fixed maturities to decline by just over half.

Approximately 92% of the fixed maturities that Infinity holds were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 2003. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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

Summarized information for fixed maturity securities with unrealized gains and losses in Infinity's balance sheet at June 30, 2003 is shown in the following table (dollars in millions). Approximately $1.5 million of these securities had no unrealized gains or losses at June 30, 2003.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Market value of securities	$1,029.0	$75.5
Amortized cost of securities	$ 955.4	$78.7
Gross unrealized gain (loss)	$ 73.6	($ 3.2)
Market value as a % of amortized cost	107.7%	95.9%
Number of security positions held	409	34
Number individually exceeding $500,000 gain or loss	25	-
Concentration of gains (losses) by type or industry
(exceeding 5% of unrealized):
Mortgage-backed securities	$ 7.1	($ 0.5)
State, municipalities and political subdivisions	6.2	(.2)
Banks and savings institutions	5.3	(.1)
Electric services	5.1	(.2)
Fire, marine, and casualty insurance	3.8	(.2)
U.S. Government and government agencies	3.6	-
Air transportation	.6	(.8)
Percentage rated investment grade	93.9%	63.7%

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2003 based on their market values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With	All Fixed
	Unrealized	Unrealized	Maturity
	Gains	Losses	Securities
Maturity
One year or less	5%	5%	5%
After one year through five years	34	31	34
After five years through ten years	39	32	39
After ten years	6	5	6
	84	73	84
Mortgage-backed securities	16	27	16
	100%	100%	100%

Infinity realized aggregate losses of $103,000 during the first six months of 2003 on $11.8 million in sales of fixed maturity securities (4 issues/issuers) that had individual unrealized losses greater than $100,000 at December 31, 2002. Market values of all four of the securities increased an aggregate of $777,000 from December 31, 2002 to date of sale.

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

Net earned premiums and combined ratios for Infinity were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002(b)	2003	2002(b)
Net Earned Premiums (GAAP)
Gross written premiums	$241.4	$290.0	$497.3(a)	$599.4
Ceded reinsurance	(71.6)	(82.6)	(149.1)	(173.3)
Net written premiums	169.8	207.4	348.2(a)	426.1
Change in unearned premiums	(3.9)	(.2)	(16.8)	(9.3)
Net earned premiums	$165.9	$207.2	$331.4	$416.8

Combined Ratios (GAAP)
Loss and LAE ratio	77.5%	79.3%	79.4%	79.2%
Underwriting expense ratio	14.7	19.2	13.8	20.0
Combined ratio	92.2%	98.5%	93.2%	99.2%

(a)	Excludes $48 million in unearned premiums transferred to Infinity with the Assumed Agency Business on January 1, 2003.

(b)

For comparative purposes, the second quarter and six months of 2002 underwriting results have been adjusted to include $41.8 million and $78.7 million in net written premiums ($41.4 million and $80.9 million in net earned premiums) of the Assumed Agency Business. Excluding the Assumed Agency Business, Infinity's combined ratio was 97.2% and 97.8% for the second quarter and six months of 2002.

On a comparative basis, Infinity's written premiums (gross and net) decreased for the second quarter and six months of 2003 compared to 2002 periods due primarily to lower business volume, partially offset by the impact of rate increases implemented throughout 2002 and 2003. In addition, Great American's participation in the Inter-Ocean reinsurance agreement (effective in September 2002) resulted in $8.5 million and $18.7 million in premiums being ceded to Inter-Ocean during the second quarter and six months of 2003 that would have otherwise been ceded to Infinity. Including the policies written by the Assumed Agency business, automobile policies in force declined from about 875,000 on December 31, 2001 to approximately 725,000 on June 30, 2003. The decline in policy counts is due to actions taken to reduce business in certain non-focus or unprofitable states as well as decisions by insureds not to renew. Infinity increased personal auto rates about 12% during 2002 over rates in effect at year end 2001. Underwriting expenses include the effect of ceding commissions earned under the Inter-Ocean reinsurance agreement. Commissions earned under this agreement generally vary directly with the loss and LAE ratio on the business ceded. Accordingly, Infinity's expense ratio reflects the benefit of strong underwriting results in the business ceded to Inter-Ocean. Overall, Infinity's combined ratio for the second quarter and six months of 2003 improved 6.3 and 6.0 points over the comparable 2002 periods due to recent rate increases, lower accident frequency, a focus on profitable states, and continuing consolidation efforts, partially offset by a moderate increase in claim severity. Excluding the effect of the Inter-Ocean agreement, Infinity's combined ratio for the second quarter and first six months of 2003 was 94.9% and 95.4% compared to 98.9% and 99.5% for the comparable 2002 periods.

Investment Income  Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income decreased $2.0 million and $4.9 million for the second quarter and first six months of 2003 versus the comparable periods in 2002 due primarily to lower interest rates.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Realized Gains (Losses) on Investments  Realized gains (losses) on investments include provisions for other than temporary impairment of securities still held as follows: Second quarter of 2003 and 2002 - $231,000 and $5.7 million; six months of 2003 and 2002 - $3.0 million and $6.4 million, respectively. The impairments recorded during the first six months of 2003 are primarily due to the downturn in the airline industry. The impairments recorded during the first six months of 2002 are primarily related to investments in the telecommunications industry.

Infinity owns warrants to buy the common stock of a publicly traded company. Under generally accepted accounting principles, these investments are considered derivatives and marked to market resulting in realized gains and losses. Realized gains (losses) on investments include a gain of $65,000 and a loss of $31,000 for the second quarter and first six months of 2003 and a gain of $168,000 and $372,000 for the comparable 2002 periods to adjust the carrying value of these warrants to their market value ($852,000 at June 30, 2003).

Interest Expense  Interest expense reflects interest charges on the $55 million note payable to AFG issued in connection with the acquisition of the NSA Group on December 31, 2002. This note was paid off in July 2003.

Corporate General and Administrative Expenses  Corporate general and administrative expenses for the quarter and six months ended June 30, 2003 include costs associated with the new public parent company formed in February 2003.

Other Expenses  Other expenses increased $1.2 million for the six months ended June 30, 2003 as compared to 2002 due primarily to an increase in litigation expenses of approximately $900,000.

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2003, there were no material changes to the information provided in Infinity's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity's chief executive officer and chief financial officer, with assistance from management, have evaluated Infinity's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K

(a) Exhibit 31(a) - Certification of the Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

    Exhibit 31(b) - Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

    Exhibit 32    - Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to section 906 of the Sarbanes-
                    Oxley Act of 2002.

(b) Reports on Form 8-K:

Date of Report	Item Reported

May 6, 2003	Press Release - First quarter 2003 results and transcript of April 30, 2003 conference call.

July 18, 2003	Press Release regarding a new term loan agreement.

July 30, 2003	Press Release - Second quarter 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
Infinity Property and Casualty Corporation

August 13, 2003	BY: s/Roger Smith Roger Smith Senior Vice President and Chief Financial Officer