Form 10-Q
period 2003-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2003-11-14
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Commission File No. 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

Incorporated under the Laws of Ohio		IRS Employer Identification Number 03-0483872
2204 Lakeshore Drive, Birmingham, Alabama 35209 (205) 870-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]
Indicate by check mark whether the Registrant is an accelerated filer.
Yes	[ ]	No	[X]
As of November 1, 2003, there were 20,483,958 shares of the Registrant's Common Stock outstanding
1

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q INDEX
		Page
Part I - FINANCIAL INFORMATION
Item 1 -	Financial Statements

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

		3 4 5 6 8
Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 -	Quantitative and Qualitative Disclosure of Market Risk	25
Item 4 -	Controls and Procedures	25
Part II - OTHER INFORMATION
Item 6 -	Exhibits and Reports on Form 8-K Signature	26 26
Exhibit Index
Exhibit 31(a) -	Certification of the Chief Executive Officer Pursuant to	E-1
	Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31(b) -	Certification of the Chief Financial Officer Pursuant to	E-2
	Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer	E-3
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue
Earned premiums	$ 172,816	$ 160,112	$ 504,197	$ 495,974
Net investment income	14,237	14,847	41,854	47,361
Realized gains (losses) on investments	761	5,438	1,283	(6,396)
Other income	2,154	1,102	3,980	3,230
Total revenue	189,968	181,499	551,314	540,169
Costs and Expenses
Losses and loss adjustment expenses	136,651	122,781	399,777	390,670
Commissions and other underwriting	22,376	22,480	68,123	83,106
expenses
Interest expense	2,045	-	4,395	-
Corporate general and administrative	1,904	-	4,994	-
expenses
Other expenses	4,878	8,976	15,595	18,543
Total expenses	167,854	154,237	492,884	492,319
Earnings before income taxes	22,114	27,262	58,430	47,850
Provision for income taxes	7,161	9,431	19,674	16,474
Net Earnings	$ 14,953	$ 17,831	$ 38,756	$ 31,376
Earnings per Common Share
Basic	$ 0.73	n/a	$ 1.90	n/a
Diluted	$ 0.72	n/a	$ 1.89	n/a
Average number of Common Shares
Basic	20,348	n/a	20,347	n/a
Diluted	20,645	n/a	20,556	n/a
Cash dividends per Common Share	$ 0.055	n/a	$ 0.11	n/a

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2003	December 31, 2002
Assets	(unaudited)
Investments:
Fixed maturities - at market	$ 1,274,672	$ 955,576
(amortized cost - $1,214,127 and $917,104)
Equity securities - at market	27,761	17,623
(cost - $27,333 and $19,136)
Total investments	1,302,433	973,199
Cash and cash equivalents	86,619	88,053
Accrued investment income	16,819	13,644
Agents' balances and premiums receivable, net of	266,858	206,795
allowances for doubtful accounts of $7,663 and $5,675
Prepaid reinsurance premiums	74,179	91,924
Recoverables from reinsurers	66,747	34,826
Deferred policy acquisition costs	52,790	21,894
Receivable from affiliates	7,638	1,474
Current and deferred income taxes	9,733	19,484
Prepaid expenses, deferred charges and other assets	28,601	29,241
Goodwill	75,275	70,322
Total assets	$1,987,692	$1,550,856
Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses	723,651	604,026
Unearned premiums	403,455	302,627
Payable to reinsurers	69,161	72,701
Long-term debt	197,750	-
Long-term debt payable to affiliate	-	55,000
Payable to affiliates	545	4,755
Commissions payable	24,158	18,812
Accounts payable, accrued expenses and other liabilities	126,883	106,132
Total liabilities	1,545,603	1,164,053
Shareholders' Equity:
Common Stock, no par value
- 50,000,000 and 1,000 shares authorized
- 20,483,958 and 1,000 shares outstanding	20,484	1
Additional paid-in capital	326,926	342,743
Retained earnings	56,503	20,000
Unearned compensation (restricted stock)	(1,329)	-
Unrealized gain, net	39,505	24,059
Total shareholders' equity	442,089	386,803
Total liabilities and shareholders' equity	$1,987,692	$1,550,856

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands) (unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Securities	Unearned Compensation	Total
Balance at January 1, 2002	$ 585,699	$ (25,870)	$ 2,928	$ -	$ 562,757
Net earnings		31,376			31,376
Change in unrealized, net of tax			16,888		16,888
Comprehensive income					48,264
Return of capital	(87,000)				(87,000)
Other	1,041				1,041
Balance at September 30, 2002	499,740	5,506	19,816	-	525,062
Net earnings		14,494			14,494
Change in unrealized, net of tax			4,243		4,243
Comprehensive income					18,737
Return of capital	(102,476)				(102,476)
Issuance of note payable to AFG	(55,000)				(55,000)
Issuance of shares to AFG	1				1
Other	479				479
Balance at December 31, 2002	342,744	20,000	24,059	-	386,803
Net earnings		38,756			38,756
Change in unrealized, net of tax			15,446		15,446
Comprehensive income					54,202
Dividends paid to common		(2,253)			(2,253)
Stockholders
Issuance of restricted stock awards	2,150			(2,150)	-
Amortization of unearned				821	821
Compensation
Exercise of stock options	40				40
Capital contribution	2,476				2,476
Balance at September 30, 2003	$ 347,410	$ 56,503	$ 39,505	$ (1,329)	$ 442,089

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)

		Nine months ended September 30,
	2003	2002
Operating Activities
Net earnings	$ 38,756	$ 31,376
Adjustments:
Depreciation and amortization	13,538	9,827
Realized (gains) losses on investments	(1,283)	6,396
Change in accrued investment income	(1,695)	(1,399)
Change in agents' balances and premiums receivable	(38,524)	9,225
Change in reinsurance receivables	25,105	(29,848)
Change in deferred policy acquisition costs	(19,744)	9,122
Change in other assets	(1,448)	5,672
Changes in balances with affiliates	752	(242)
Change in insurance claims and reserves	7,571	(14,976)
Change in payable to reinsurers	(3,540)	21,287
Change in other liabilities	32,706	2,324
Other, net	87	2,447
Net cash provided by operating activities	52,281	51,211
Investing Activities
Purchase of and additional investments in:
Fixed maturity investments	(380,083)	(241,130)
Equity securities	(11,711)	-
Property and equipment	(1,758)	(2,251)
Maturities and redemptions of fixed maturity investments	118,254	77,588
Sales of:
Fixed maturity investments	81,109	269,767
Equity securities	3,615	10,399
Property and equipment	22	300
Net cash (used in) provided by investing activities	(190,552)	114,673
Financing Activities
Issuance of long-term debt	196,300	-
Repayments of long-term debt	(2,250)	-
Repayment of note payable to AFG	(55,000)	-
Dividends paid on Common Stock	(2,253)	-
Proceeds from exercise of Stock Options	40	-
Dividends and return of capital distributions	-	(87,000)
Net cash provided by (used in) financing activities	136,837	(87,000)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,434)	78,884
Cash and cash equivalents at beginning of period	88,053	60,701
Cash and cash equivalents at end of period	$ 86,619	$ 139,585

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)

		Three months ended September 30,
	2003	2002
Operating Activities
Net earnings	$ 14,953	$ 17,831
Adjustments:
Depreciation and amortization	5,866	3,233
Realized (gains) losses on investments	(761)	(5,438)
Change in accrued investment income	(2,464)	(625)
Change in agents' balances and premiums receivable	(5,963)	29,766
Change in reinsurance receivables	25,314	1,730
Change in deferred policy acquisition costs	(13,666)	3,090
Change in other assets	6,316	1,069
Changes in balances with affiliates	7,079	3,490
Change in insurance claims and reserves	30,083	(33,803)
Change in payable to reinsurers	(30,213)	4,216
Change in other liabilities	13,736	(3,103)
Other, net	(1,424)	1,769
Net cash provided by operating activities	48,856	23,225
Investing Activities
Purchase of and additional investments in:
Fixed maturity investments	(214,478)	(99,932)
Equity securities	(9,561)	2,134
Property and equipment	(516)	(758)
Maturities and redemptions of fixed maturity investments	21,820	35,673
Sales of:
Fixed maturity investments	6,213	144,128
Equity securities	3,088	766
Property and equipment	4	-
Net cash (used in) provided by investing activities	(193,430)	82,011
Financing Activities
Issuance of long-term debt	196,300	-
Repayments of long-term debt	(2,250)	-
Repayment of note payable to AFG	(55,000)	-
Dividends paid on Common Stock	(1,127)	-
Proceeds from exercise of Stock Options	40	-
Dividends and return of capital distributions	-	(30,000)
Net cash provided by (used in) financing activities	137,963	(30,000)
Net (Decrease) Increase in Cash and Cash Equivalents	(6,611)	75,236
Cash and cash equivalents at beginning of period	93,230	64,349
Cash and cash equivalents at end of period	$ 86,619	$ 139,585

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Formation of the Company

Infinity Property and Casualty Corporation ("Infinity") was formed in September 2002 as an indirect wholly owned subsidiary of American Financial Group, Inc. ("AFG") to acquire and conduct, as a separate public company, AFG's personal insurance business written through independent agents.  At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries:  Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the "NSA Group").

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business written through agents (the "Assumed Agency Business") by AFG's principal property and casualty subsidiary, Great American Insurance Company ("GAI").  GAI, in turn, transferred to Infinity assets (primarily investment securities) with a market value of $125.3 million and allows Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies that had previously issued such policies.  The business assumed from GAI is not included in the consolidated statements of Infinity prior to 2003.

In February of 2003, AFG sold 12.5 million shares of Infinity in an initial public offering.  At September 30, 2003, AFG beneficially owned 38% of Infinity's Common Stock (refer to Note 9, Subsequent Event).

Note 2	Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with Infinity's Annual Report on Form 10-K for the year ended December 31, 2002.  This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity's financial performance since the beginning of 2003.

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity's results of operations and financial position.  Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.  In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Certain accounts and balances within these financial statements are based upon management's estimates and assumptions.  The amount of reserves for claims not yet paid by the Company is an example of an item which can only be recorded by estimation.  Unrealized capital gains and losses on investments are subject to market fluctuations and managerial judgment is required in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary (please refer to the "Critical Accounting Policies" section beginning on page 12 for an expanded discussion).  Should actual results differ significantly from these estimates, the effects on Infinity's results of operations could be material.

The results of operations for the periods presented can not necessarily be expected to indicate the Company's results for the entire year.

The financial statements for periods prior to December 31, 2003 represent the combined statements of the NSA Group.  Earnings per share data for the three and nine month periods ended September 30, 2002 is not applicable because the Consolidated Statements of Earnings for these periods represent the combined statements of wholly-owned subsidiaries.

The accompanying Statements of Earnings for the three and nine month periods ended September 30, 2002, include expenses incurred directly by Infinity as well as charges for fees allocated by other AFG subsidiaries to Infinity for various services.  Charges billed by AFG for corporate staff services, including human resources, risk management, legal, and financial reporting were based on the percentage of capital that each of the AFG property and casualty insurance subsidiaries needed to run its business, which approximated estimated usage.  Investment management fees were based on the proportion the market value of each subsidiary's portfolio bore to the total market value of the

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

portfolios being managed.  Management believes that these charges billed by AFG were reasonable and the accompanying consolidated financial statements for periods prior to January 1, 2003 are representative of the costs of Infinity doing business on a stand-alone basis.  Beginning in 2003, Infinity and AFG entered into agreements under which AFG continues to provide investment advisory and certain other services to Infinity at established rates.

The acquisition of the NSA Group and assumption of the Assumed Agency Business have been accounted for at AFG's historical carrying amounts as transfers of net assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

Note 3	Stock-Based Compensation

The Infinity 2002 Stock Option Plan and the Infinity Restricted Stock Plan were established in 2002.  There were 2 million and 500,000 shares of Infinity Common Stock reserved for issuance under Infinity's Stock Option Plan and Restricted Stock Plan, respectively.  No shares were issued under either plan in 2002.  As of September 30, 2003, options to purchase 419,180 shares were outstanding and 134,375 shares of restricted stock had been awarded.  Options issued to employees become exercisable at the rate of 20% per year commencing one year after grant.  For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award. Options issued to directors are fully vested at the date of grant.

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."  The fair value of shares issued under Infinity's Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards.  Under Infinity's Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant.  No compensation expense is recognized for stock option grants.

The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost related to stock options been determined and recognized based on "fair values" at grant dates consistent with the method prescribed by SFAS No. 123.  No information is applicable for the three and nine month periods ended September 30, 2002 as no options had been granted.   For SFAS No. 123 purposes, the "fair value" of $5.98 per option granted in 2003 was calculated using the Black-Scholes option pricing model and the following assumptions:  dividend yield of 1.4%; expected volatility of 33%; risk-free interest rate of 4.0%; and expected option life of 7.5 years.  There is no single reliable method to determine the actual value of options at grant date.  Accordingly, the actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003
Net earnings, as reported	$ 14,953	$ 38,756
Pro forma stock option expense	(171)	(355)
Adjusted net earnings	$ 14,782	$ 38,401
Earnings per share (as reported):
Basic	$ 0.73	$ 1.90
Diluted	$ 0.72	$ 1.89
Earnings per share (adjusted):
Basic	$ 0.73	$ 1.89
Diluted	$ 0.72	$ 1.87

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 4	Derivatives

Derivatives in the Consolidated Balance Sheets consist of investments in common stock warrants (included in equity securities at December 31, 2002 only) and an interest rate swap instrument (included in the prepaid expenses, deferred charges, and other assets line as of September 30, 2003 only).  The carrying value of the warrants was less than $1 million at December 31, 2002; they were sold in September 2003.

The carrying value of the interest rate swap was $(0.3) million at September 30, 2003.  Periodic changes in the fair value of the interest rate swap are recorded net of tax in unrealized gains and losses as permitted under the accounting rules set forth in Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities.  Refer to Note 7 for more information on this instrument.

Note 5	Earnings Per Share

Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period, excluding issued but unvested restricted shares.  The calculation of diluted earnings per share includes 134,375 shares issued under the Infinity Restricted Stock Plan and the assumed repurchase of approximately 163,000 and 97,000 shares representing the dilutive effect of common stock options for the three and nine month periods ended September 30, 2003, respectively.

Note 6	Goodwill

The $5 million increase in goodwill during 2003 represents goodwill associated with the Assumed Agency Business.  Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, eliminated the practice of amortizing goodwill and instead requires that impairment test procedures be performed on at least an annual basis.  These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge.  Infinity performed this test as of October 1, 2003 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market.  The transitional test under the new standard indicated there was no impairment at that date.  Infinity intends to perform this test annually each October 1.

Note 7	Long-Term Debt

Infinity repaid the $55 million note due to AFG in July 2003 with proceeds from a new $200 million seven year amortizing term loan.  The loan proceeds of $196.3 million (net of issue costs of $3.7 million) were also used to supplement the working capital of Infinity's insurance subsidiaries, to reduce Infinity's reliance on reinsurance and for general corporate purposes.  The term loan accrues interest at a variable rate and at Infinity's choice of LIBOR plus 2.5% or Prime plus 1.5%.  To hedge against future adverse movements in short-term interest rates, Infinity entered into an interest rate swap for $100 million of the principal, in which the variable rate payments due for the first three years of the term will be exchanged for a fixed rate of 4.89%.  The covenants of the loan require Infinity to maintain certain minimum interest and fixed charge coverage ratios, as well as minimum levels of capital and surplus; the requirements of all loan covenants were met as of September 30, 2003.  The first loan principal repayment amount of $2,250,000 was made on September 30, 2003, and the remainder will be repaid in quarterly installments.  The following chart shows the scheduled future principal repayment amounts.

December 31, 2003 2004 2005 2006 2007 2008 2009 2010	$ 2,250,000 9,000,000 11,250,000 15,750,000 24,750,000 38,250,000 59,500,000 37,000,000 $197,750,000

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 8	Shareholders' Equity

For periods prior to December 31, 2002, amounts shown in the Statement of Changes in Shareholders' Equity represent the combined balances of the NSA Group.  Accordingly, shares outstanding and earnings per share information for these periods are not applicable.

Capital Stock

In connection with its formation in September 2002, Infinity issued 100 shares of its Common Stock to American Premier Underwriter's, Inc. ("APU"), a 100%-owned subsidiary of AFG.  On December 31, 2002, Infinity issued an additional 900 shares of Common Stock in exchange for the capital stock of the NSA Group companies.  In January 2003, Infinity increased its authorized capital stock to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock and implemented a common stock split.  After the stock split, Infinity had 20,347,083 shares of Common Stock outstanding.  In February 2003, Infinity issued 134,375 shares under its Restricted Stock Plan.  No Preferred Stock has been issued.

Unrealized Gain on Marketable Securities
The change in unrealized gain on marketable securities for the nine months ended September 30 included the following (in millions):

Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
2003
Unrealized holding gains on securities	$ 23.8	$ 1.5	$ (9.0)	$ 16.3
arising during the period
Realized (gains) losses included in net income	(1.7)	0.4	0.4	(0.9)
Change in unrealized gain on marketable	$ 22.1	$ 1.9	$ (8.6)	$ 15.4
securities, net
2002
Unrealized holding gains (losses) on securities	$ 27.0	$ (7.5)	$ (6.8)	$ 12.7
arising during the period
Realized (gains) losses included in net income	2.4	4.0	(2.2)	4.2
Change in unrealized gain on marketable	$ 29.4	$ (3.5)	$ (9.0)	$ 16.9
securities, net

Note 9	Subsequent Event
In October 2003, AFG announced that it intends to sell its remaining holdings of Infinity common stock through a secondary public offering. At September 30, 2003, AFG owned 7.85 million shares.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements.  As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future.  Management believes that the establishment of insurance reserves, the determination of "other than temporary" impairment on investments, and accruals for litigation are the areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical.

Insurance Reserves

Insurance reserves, or "Unpaid Losses and Loss Adjustment Expenses", are management's best estimate of the ultimate amounts that will be paid for all claims that have been reported up to the date of the current accounting period but that have not yet been paid, plus an estimate of claims that have occurred but have not yet been reported to the company ("incurred but not reported", or "IBNR"), and the expenses to be paid to settle claims (allocated and unallocated loss adjustment expenses, or "ALAE" and ULAE").

Liabilities for the costs of losses and loss adjustment expenses for both reported and unreported claims are estimated based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors.  Estimating dollar amounts for unpaid losses and loss adjustment expense is inherently judgmental and is influenced by factors which are subject to significant variation.  Changes in underlying estimates or assumptions and the resulting adjustments to reserves are reflected in the results of operations in the periods in which estimates change.

Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amounts of reserves.  Historical medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment are examples of major factors taken into account in developing these estimates.

In developing IBNR reserve amounts, quarterly estimates are made of ultimate frequency, or number of claims per earned car year, and severity, or claim cost per earned car year.  Frequency can be affected by factors such as driving patterns, gas prices, changes in classes of insured drivers, and weather events.  Factors affecting the severity trend include medical cost and product repair cost trends, and litigation expense patterns.  Management believes that Infinity's relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity.

Other than Temporary Losses on Investments

Changes in the market values of investment securities are usually recorded as changes in unrealized gains or losses on investments, a component of shareholders' equity.  Net earnings are not affected until the disposition of a given security or if an unrealized loss is deemed to be other than temporary; in the case of the latter, an impairment charge is recorded as a realized capital loss and the cost basis of the security is reduced.

Certain securities, however, experience an unrealized loss in an amount and for a period of time sufficient to require management to consider whether or not the condition is temporary.  Infinity considers several factors in making these judgments, including our intent and ability to hold to maturity (in the case of debt securities), issuer prospects and credit-worthiness, general economic conditions, and other factors.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Infinity's pretax impairment charges on securities were (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Fixed maturities	$ -	$ 1,139	$ 2,963	$ 4,932
Equities	486	71	517	2,744
Total	$ 486	$ 1,210	$ 3,480	$ 7,676

Infinity's investment portfolio included gross unrealized loss positions that totaled $4.6 million at September 30, 2003.  Based on its analysis, management believes (i) that Infinity will recover its cost basis in these securities and (ii) that Infinity has the ability and intent to hold these securities until they mature or recover in value.  Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required.  While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairments could be material to results of operations in a future period.  Management believes it is not likely that future impairment charges will have a significant effect on Infinity's liquidity.

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by SFAS No. 5, Accounting for Contingencies.   Management believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate.  While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity's financial condition or results of operations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES
Sources of Funds

In July 2003, Infinity secured a $200 million, seven-year amortizing term loan and expects to add a revolving credit line of $20 million in the fourth quarter of 2003.  Proceeds of $110 million were contributed to Infinity's insurance subsidiaries to support future growth of their business and reduce their reliance on reinsurance.   The remaining proceeds were used to repay a $55 million promissory note issued in connection with Infinity's initial public offering and for general corporate purposes.  The term loan is collateralized by the assets of Infinity including a pledge of stock of Infinity's insurance subsidiaries.  The loan contains various covenants that require Infinity to meet certain minimum net worth and financial ratio standards.  Scheduled payments in 2004 are $9.0 million and increase in subsequent years.  Note 7 to our Consolidated Financial Statements for the period ended September 30, 2003 contains the complete amortization schedule.

In 2003, Infinity's operating subsidiaries may pay to Infinity up to $51 million in ordinary dividends without prior regulatory approval.  Through September 2003, these operating subsidiaries have paid no dividends to Infinity.  Management believes that Infinity's cash and investment balances and cash flows generated from operations, including dividends and distributions from its subsidiaries, are adequate to meet its future liquidity needs.

Quota Share Agreement

Infinity utilizes the reinsurance market to manage its capital and surplus levels relative to its reserve liabilities, supporting its capacity for growth (as well as manage its risk).  Throughout 2002, Infinity's insurance subsidiaries ceded 90% of their personal auto physical damage business on a funds withheld basis to Inter-Ocean Reinsurance Limited.  Infinity renewed this agreement for 2003 on terms substantially equivalent to those in effect in 2002 except that Infinity has the flexibility to elect, on a quarterly basis, the percentage of business to be ceded under the reinsurance agreement.  The percentage ceded may range from as high as 90% to as low as 20%.

Because Infinity obtained the $200 million term loan facility, the amount ceded under this agreement was reduced from 90% to 20% for the third quarter 2003.  Infinity intends to remain at the 20% level for the rest of the year.  Infinity is also currently in negotiations to renew this agreement for 2004 under substantially the same terms, but with a lower minimum ceding threshold.  Premiums ceded under this agreement for the third quarter and first nine months of 2003 were $7.3 million and $154.9 million compared to $126.6 million and $236.3 million for the corresponding 2002 periods.

In September 2002, this agreement was amended to include coverage of Great American's personal lines that Infinity would otherwise assume as part of the Assumed Agency Business.  Accordingly, Great American's participation in the Inter-Ocean reinsurance agreement reduces the size of the Assumed Agency Business.  Premiums ceded by Great American under this agreement were $2.6 million and $21.3 million for the three and nine month periods ended September 30, 2003, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investments

Infinity's investment portfolio at September 30, 2003, contained approximately $1.3 billion in fixed maturity securities and $27.8 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis.  At September 30, 2003, Infinity had pretax net unrealized gains of $60.5 million on fixed maturities and $0.4 million on equity securities.  Combined, these figures increased $24 million year to date, due to the general decrease in interest rates since December 31, 2002.

Approximately 93% of the fixed maturities that Infinity holds were rated "investment grade", as defined by the National Association of Insurance Commissioners' investment rating system, at September 30, 2003.  Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.  Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Individual portfolio securities are sold creating gains or losses as market opportunities exist.  Since all of these securities are carried at market value on the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.  The average duration of Infinity's fixed maturity portfolio was 4.6 years at September 30, 2003.

Summarized information for Infinity's investment portfolio follows (in millions):
September 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total
Fixed Maturities	$ 1,215	$ 64	$ 4	$ 1,275	98%
Preferred Stocks	10	-	-	10	1%
Common Stocks	17	1	1	17	1%
Total	$ 1,242	$ 65	$ 5	$ 1,302	100%

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total
Fixed Maturities	$ 917	$ 51	$ 12	$ 956	98%
Common Stocks	19	-	2	17	2%
Total	$ 936	$ 51	$ 14	$ 973	100%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

	September 30, 2003	December 31, 2002
Number of positions held with unrealized:
Gains	449	345
Losses	59	61
Number of positions held that individually exceed unrealized:
Gains of $500,000	17	14
Losses of $500,000	1	7
Percentage of positions held with unrealized:
Gains that were investment grade	88%	98%
Losses that were investment grade	56%	44%

Infinity's investment portfolio had gross unrealized losses of $4.6 million at September 20, 2003.  There was no single industry segment concentration that accounted for more than $1 million of these losses at that date.  At December 31, 2002, Infinity's investment portfolio included $14.3 million of gross unrealized losses; $4.7 million of these losses were in securities issued by companies in the airline industry and $1.8 million was in securities issued by an electric service industry firm.  No other industry segment accounted for more than $1 million of unrealized losses at December 31, 2002.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2003 based on their market values in millions.  Securities that do not have a single maturity date are reported at average maturity.  Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses	Securities With No Unrealized Gains or Losses	All Fixed Maturity Securities
Maturity
One year or less	$ 39	$ -	$ 6	$ 45
After one year through five years	338	19	-	357
After five years through ten years	458	46	2	506
After ten years	97	13	-	110
Mortgage-backed securities	189	60	8	257
Total	$ 1,121	$ 138	$ 16	$ 1,275

Infinity realized aggregate losses of $103,000 during the first nine months of 2003 on $11.8 million in sales of fixed maturity securities (4 issues/issuers) that had individual unrealized losses greater than $100,000 at December 31, 2002.  Market values of all four of the securities increased an aggregate of $777,000 from December 31, 2002 to the date of sale.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Below is a discussion of the earned premiums and underwriting results for the NSA Group, the Assumed Agency Business, and Infinity on a combined basis (in millions):

	Three months ended September 30,		Nine months ended September 30,
Net Earned Premiums (GAAP)	2003	2002	2003		2002
NSA Group
Gross written premiums	$ 208.8	$ 206.0	$ 667.1		$ 727.0
Ceded reinsurance	(8.8)	(66.6)	(112.0)		(240.2)
Net written premiums	200.0	139.4	555.1		486.8
Change in unearned premiums	(48.4)	20.7	(119.7)		9.2
Net earned premiums	$ 151.6	$ 160.1	$ 435.4		$ 496.0
Assumed Agency Business
Net written premiums excluding the quota	$ 28.2	$ 37.6	$ 89.0	(a)	$ 116.2
share program
Ceded reinsurance to quota share program	(1.6)	(61.5)	(21.3)		(61.5)
Premiums assumed from GAI	26.6	(23.9)	67.7	(a)	54.7
Change in unearned premiums	(5.4)	27.7	1.1		29.9
Net earned premiums	$ 21.2	$ 3.8	$ 68.8		$ 84.6

Infinity (NSA Group and
Assumed Agency Business)
Net written premiums	$ 226.6	$ 115.4	$ 622.8	$ 541.5
Change in unearned premiums	(53.8)	48.4	(118.6)	39.1
Net earned premiums	$ 172.8	$ 163.8	$ 504.2	$ 580.6

(a)	Excludes $48 million in unearned premiums transferred to Infinity with the Assumed Agency Business on January 1, 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three months ended September 30,		Nine months ended September 30,
Combined Ratios (GAAP)	2003	2002	2003	2002
NSA Group
Loss and LAE ratio	77.7%	76.7%	79.3%	78.8%
Underwriting expense ratio	12.2%	14.0%	12.0%	16.7%
Combined ratio	89.9%	90.7%	91.3%	95.5%

Assumed Agency Business
Loss and LAE ratio	88.4%	254.0%	79.4%	85.0%
Underwriting expense ratio	18.3%	-43.2%	23.0%	24.9%
Combined ratio	106.7%	210.8%	102.4%	109.9%

Infinity	Actual	Weighted Average	Actual	Weighted Average
Loss and LAE ratio	79.1%	80.8%	79.3%	79.7%
Underwriting expense ratio	12.9%	12.7%	13.5%	17.9%
Combined ratio	92.0%	93.5%	92.8%	97.6%
Combined ratio gross of Inter-Ocean agreement	93.5%	96.1%	94.8%	98.3%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002    The NSA Group's net earned premiums fell $8.5 million, or 5.3%, during the three month period ended September 30, 2003.  The impact from ceding only 20% of physical damage premiums under the Inter-Ocean reinsurance agreement beginning in the second half of 2003 from 90% in all of 2002 and the first half on 2003 mitigated the decline.  Earned premiums excluding the effect of that reinsurance agreement declined $28.9 million, or 14.0%, due primarily to a planned withdrawal of business in non-focus states partially offset by rate increases.   The policies in force declined 6.8% from 658,000 at September 2002 to 613,000 at September 2003.  The decline in policy counts was primarily due to actions taken in late 2002 to discontinue writing inadequately priced business in certain focus states as well as decisions by insureds not to renew.  Since September 2003, policies in force for the NSA Group are beginning to increase as a result of the marketing of new programs in certain focus states.  At the end of October 2003, policies in force increased to 617,000.  In addition, gross written premiums for the NSA Group, which represent premiums from insureds before the effect of reinsurance, increased $2.8 million, or 1.4%, for the third quarter of 2003 as compared with the same period in 2002 as a result of these new programs in several focus states as well as significant growth in volume in California, the state from which Infinity derives the greatest amount of revenue.  As a result of increases in rates, lower frequency of claims per auto insured and moderate increases in the average cost per claim, as well as reduction of business in non-focus states, the loss and LAE ratio, excluding the impact of the Inter-Ocean reinsurance agreement has improved 2.1 points since the third quarter of 2002.  The expense ratio improved by 1.8 points in the third quarter of 2003 primarily as a result of the impact of the ceding commission from the Inter-Ocean reinsurance agreement.  Excluding this impact, the expense ratio increased .7 points to 21.8%, in the third quarter of 2003 as compared to the same period in 2002.  The .7 point increase in the expense ratio was due to charges of $2.9 million relating to an increase in commissions paid to certain agents based on underwriting results and an increase in amortization of acquisition costs relating to a periodic review of the deferability of acquisition expenses.  Excluding these items, the expense ratio fell .6 point for the three month period ended September 30, 2003.

The Assumed Agency Business' net earned premiums increased $17.4 millionin the three month period ended September 30, 2003 as compared to the three month period ended September 30, 2002.  In the third quarter 2002, Infinity recorded ceded reinsurance to Inter-Ocean retroactive to January 1, 2002.  In 2002 and the first half of 2003, Infinity ceded 90% of that business under the reinsurance agreement.  Earned premiums excluding the effect of this agreement declined $9.8 million, or 24.2%, due primarily to a reduction in business volume partially offset by rate increases.   The policies in force on personal automobile policies declined 15.0% from 131,000 at September 2002 to 110,000 at September 2003.  The decline in policy counts is primarily due to actions taken in late 2002 to discontinue writing inadequately priced business in certain focus states as well as decisions by insureds not to renew. In addition, 12,000 of the decline in policies in force is a result of the non-renewal of business in New Jersey that began in October 2002.  Since September 2003, total policies in force continued to decline as the business in non-focus states continues to decline.  At the end of October, policies in force were 108,000. The loss and LAE ratios improved compared to the three month period ended September 30, 2002, due primarily to the effects of the Inter-Ocean reinsurance agreement.  Excluding the effects of this agreement, the loss and LAE ratios still showed improvement, dropping from 81.6% for the third quarter of 2002 to 80.5% for the same period of 2003, as a result of increases in rates, lower frequency of claims per autos insured and moderate increases in the average cost per claims, as well as a reduction in volume in non-focus states, such as New Jersey, which were typically unprofitable.  The expense ratio increased 61.5 points due to the effect of the Inter-Ocean reinsurance agreement.  Excluding the effects of this agreement, the expense ratio improved by 6.7 points, dropping from 27.8% in the third quarter of 2002 to 21.1% for the same period in 2003, as a result of expense savings from consolidation efforts.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002    The NSA Group's net earned premiums fell $60.6 million, or 12.2%, in the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 primarily as a result of actions taken to discontinue writing inadequately priced priced business in certain focus states.  Earned premiums excluding the effect of the Inter-Ocean reinsurance agreement declined $98.8 million, or 13.6%, due primarily to a reduction in business volume partially

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

offset by rate increases.  The loss and LAE ratio deteriorated for the nine month period ended September 30, 2003 from the same period in 2002 by .5 points due to the Inter-Ocean reinsurance agreement.  Excluding the effects of the Inter-Ocean reinsurance agreement the loss and LAE ratio actually improved 2.2 points as a result of increases in rates, lower frequency of claims per auto insured and moderate increases in the average cost per claim throughout 2003, as well as reduction in business volume in non-focus states.  The expense ratio improved by 4.8 points in the first nine months of 2003 as a result of the impact of the ceding commission from the Inter-Ocean reinsurance agreement, as well as savings from consolidation efforts taken.  Excluding the effect of the Inter-Ocean agreement, the expense ratio improved 1.0 point from 22.2% in the nine months ended September 30, 2002 to 21.2% in the same period in 2003.

The Assumed Agency Business' net earned premiums decreased $15.8 million, or 18.7%, for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 primarily as a result of a reduction in business volume.  Earned premiums excluding the effect of the Inter-Ocean reinsurance agreement declined $18.7 million, or 15.4%, due primarily to a reduction in business volume partially offset by rate increases.  The loss and LAE ratios for the Assumed Agency Business improved from 85.0% in the first nine months of 2002 to 79.4% for the same period in 2003, as a result of increases in rates, lower frequency of claims per autos insured and moderate increases in the average cost per claims as well as a reduction in business in the non-focus states.  Excluding the effects of the Inter-Ocean reinsurance agreement, the loss and LAE ratio improved from 78.6% to 74.1%, as a result of increases in rates, lower claim frequency and moderate increases in average claim costs.  The expense ratio decreased 1.9 points from 24.9% for the first nine months of 2002 to 23.0% for the same period in 2003. Excluding the effects of the Inter-Ocean reinsurance agreement, the expense ratio improved by 1.4 points, dropping from 27.9% in the first nine months of 2002 to 26.5% from the same period in 2002.  The reduction in the expense ratio is due substantially to expense savings from consolidation efforts.

Investment Income

Changes in investment income reflect fluctuations in market rates and changes in average invested assets.  Net investment income decreased $610,000 and $5.5 million for the third quarter and first nine months ended September 30, 2003 versus the comparable periods in 2002 due to lower yields available for newly invested funds, and to a lesser extent due to a reallocation to tax advantaged securities, partially offset by an increase in average invested assets of 5% and 12%, respectively, for the three and nine month periods ended September 30, 2003.  Average invested assets increased as a result of the transfer at January 1, 2003 of $125.3 million of securities and cash in conjunction with Infinity's assumption of insurance liabilities of the Assumed Agency Business, as well as proceeds received in July 2003 from the term loan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Realized Gains (Losses) on Investments
Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals as follows (pre-tax, in thousands):

Three months ended September 30, 2003
	Impairments on securities held	Realized gains on sales	Total realized (losses) gains
Fixed maturities	$ -	$ 1,058	$ 1,058
Equities	(486)	189	(297)
Total	$ (486)	$ 1,247	$ 761
Nine months ended September 30, 2003
	Impairments on securities held	Realized gains on sales	Total realized (losses) gains
Fixed maturities	$ (2,963)	$ 4,693	$ 1,730
Equities	(517)	70	(447)
Total	$ (3,480)	$ 4,763	$ 1,283

Realized gains (losses) on investments include provisions for other-than-temporary impairment of securities still held of $1.2 million and $7.7 million for the three and nine months ended September 30, 2002, respectively.  The impairments in the 2002 period related primarily to fixed income securities from firms in the telecommunications and airline industries.  The impairments in the 2003 period were primarily for fixed income securities from firms in the airline industry.

Until September 2003, Infinity owned warrants to buy common stock of a publicly traded company.  Under generally accepted accounting principles, these investments are considered derivatives and are marked to market resulting in realized gains and losses.  Realized gains (losses) on investments included a gain of $111,000 and a loss of $84,000 for the first nine months of 2003 and 2002, respectively to adjust the carrying value of these warrants to their market value.  These warrants were sold in the third quarter of 2003 with no additional gain or loss incurred.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Interest Expense

Interest expense was accrued at a fixed rate of 8.5% on the $55 million note due to AFG until its repayment in mid-July, 2003 using a portion of the proceeds of the $200 million term loan.  This debt instrument accrues interest at a variable rate, which averaged 3.6% from the date of issue through September 30, 2003.  The risk of variability in future interest expense is partially hedged by the interest rate swap described in Item 1, Note 7.  Interest expense was (in thousands):

	Three months ended September 30, 2003	Nine months ended September 30, 2003
$55 million note due to AFG	$ 196	$ 2,546
$200 million term loan	1,600	1,600
Interest rate swap	249	249

Total	$ 2,045	$ 4,395

Corporate General and Administrative Expenses
Corporate general and administrative expenses for the three and nine month periods ended September 30, 2003 include costs associated with the new public parent company beginning in February 2003.
Other Expenses

Other expenses decreased $4.1 million and $2.9 million for the three and nine month periods ended September 30, 2003, respectively, as compared the same periods in 2002 due primarily to lower litigation expenses in the third quarter of 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "seeks", "could", "may", "should", "will", or the negative version of those words or other comparable terminology.  Examples of such forward-looking statements include statements relating to:  expectations concerning market and other conditions, future premiums, revenues, earnings and investment activities, expected losses, rate increases, improved loss experience and expected expense savings from the consolidation of the operations of Infinity's subsidiaries.

Actual results could differ materially from those expected by Infinity depending on certain risks and uncertainties including but not limited to:

■   changes in economic conditions and financial markets (including interest rates)
■   the adequacy or accuracy of its pricing methodologies;
■   the presence of competitors with greater financial resources and the impact of competitive pricing;
■   the ability to obtain timely approval for requested rate changes;
■   judicial and regulatory developments adverse to the automobile insurance industry;
■   the outcome of pending litigation against Infinity;
■   weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and       winter conditions);
■   changes in driving patterns and loss trends;
■   acts of war and terrorist activities;
■   the challenges posed by consolidating the operations of Infinity's insurance subsidiaries.

The forward-looking statements herein are made only as of the date of this report. Infinity assumes no obligation to publicly update any forward-looking statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk

Other than the effect that the recent interest rate environment has had on Infinity's investment portfolio (as described above in Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments) as of September 30, 2003, there were no material changes to the information provided in Infinity's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and results of Operations.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q PART II OTHER INFORMATION ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibit 31(a) -	Certification of the Chief Executive Officer pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) -	Certification of the Chief Financial Officer pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32 -	Certification of the Chief Executive Officer and Chief
Financial Officer pursuant to Section 302(a) of the
Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:
Date of Report	Item Reported
July 18, 2003	Press Release - New term loan agreement
July 30, 2003	Press Release - Second quarter 2003 results
October 28, 2003	Press Release - Third quarter 2003 results

Signature

Pursuant to the requirements of the Securities and Exchanged Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation BY: s/Roger Smith
November 14, 2003	Roger Smith Senior Vice President and Chief Financial Officer

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q EXHIBIT 31(a) SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS

I, James R. Gober, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Infinity Property and Casualty Corporation;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
November 14, 2003		BY: s/JAMES R. GOBER
James R. Gober President and Chief Executive Officer
(principal executive officer)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q EXHIBIT 31(b) SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS

I, Roger Smith, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Infinity Property and Casualty Corporation;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
November 14, 2003		BY: s/ROGER SMITH
Roger Smith Senior Vice President and Chief Financial Officer
(principal financial officer)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q EXHIBIT 32 CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Infinity Property and Casualty Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 (the "Report"), each of the undersigned officers of the Company certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
November 14, 2003	BY: s/JAMES R. GOBER
James R. Gober President and Chief Executive Officer
November 14, 2003	BY: s/ROGER SMITH
Roger Smith Senior Vice President and Chief Financial Officer
A signed original of this written statement will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.