Form 10-K
period 2003-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2004-03-22
CIK 1195933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTION, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File
December 31, 2003	No. 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

Incorporated under	IRS Employer I.D.
the Laws of Ohio	No. 03-0483872

2204 Lakeshore Drive, Birmingham, Alabama 35209
(205) 870-4000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Other securities for which reports are submitted pursuant to Section 15(d) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer. Yes [  ] No [X]

     As of March 1, 2004, there were 20,654,787 shares of the Registrant’s Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was $285,262,096 as of June 30, 2003.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 25, 2004, are incorporated by reference in Part III hereof.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INDEX TO ANNUAL REPORT

ON FORM 10-K

		Page
Part I
Item 1 -	Business	2
	Introduction	2
	Operations	3
	Investments	11
	Regulatory Environment	12
	Risk Factors	13
Item 2 -	Properties	17
Item 3 -	Legal Proceedings	17
Item 4 -	Submission of Matters to a Vote of Security Holders	18
Part II
Item 5 -	Market for Registrant’s Common Equity and Related Stockholder Matters	18
Item 6 -	Selected Financial Data	19
Item 7 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A -	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8 -	Financial Statements and Supplementary Data	33
Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	(a)
Item 9A -	Controls and Procedures	33
Part III
Item 10 -	Directors and Executive Officers of the Registrant	33
Item 11 -	Executive Compensation	34
Item 12 -	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13 -	Certain Relationships and Related Transactions	34
Item 14 -	Principal Accountant Fees and Services	34
Part IV
Item 15 -	Exhibits, Financial Statement Schedules and Reports on Form 8K	64
EX-4.1 INDENTURE DATED FEBRUARY 17, 2004
EX-4.2 EXCHANGE AND REGISTRATION RIGHTS
EX-10.3 AUTOMOBILE PHYSICAL DAMAGE VARIABLE
EX-10.23 LEASE BETWEEN COLONIAL PROP. AND INFINITY
EX-10.24 TAX ALLOCATION AGREEMENT
EX-10.25 PURCHASE AGREEMENT DATED FEBRUARY 11,2004
EX-10.28 EMPLOYMENT AGREEMENT FOR JAMES R. GOBER
EX-10.29 EMPLOYMENT AGREEMENT FOR SAMUEL J. SIMON
EX-10.30 EMPLOYMENT AGREEMENT FOR ROGER SMITH
EX-10.31 EMPLOYMENT AGREEMENT FOR JOHN R. MINER
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF INDEPENDENT AUDITORS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 302 CERTIFICATION OF THE CEO/CFO

(a) The response to this Item is “none”.

FORWARD LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, and 7, contains certain forward-looking statements that are subject to numerous assumptions, risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as “anticipates”, “believes”,” estimates”, “expects”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will”, or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions, future premiums, revenues, earnings and investment activities, expected losses, rate increases, improved loss experience and expected expense savings resulting from consolidation of the operations of the Company’s subsidiaries.

Actual results could differ materially from those expected by the Company depending on certain risks and uncertainties including but not limited to:

•	changes in economic conditions and financial markets (including interest rates);

•	the adequacy or accuracy of its pricing methodologies;

•	the presence of competitors with greater financial resources and the impact of competitive pricing;

•	the ability to obtain timely approval for requested rate changes;

•	judicial and regulatory developments adverse to the automobile insurance industry;

•	the outcome of pending litigation against the Company;

•	weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions);

•	changes in driving patterns and loss trends;

•	acts of war and terrorist activities; and

•	the challenges posed by consolidating the operations of its insurance subsidiaries.

The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

PART I

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity”) is a holding company, which, through subsidiaries, provides personal automobile insurance on a national level with emphasis on nonstandard auto insurance. Infinity employs approximately 2,200 persons. Its address is 2204 Lakeshore Drive, Birmingham, Alabama 35209; its phone number is (205) 870-4000. SEC filings, news releases and other information may be accessed free of charge through Infinity’s Internet site at: www.ipacc.com.

Infinity was incorporated as an Ohio corporation in September 2002 as an indirect wholly owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal lines business written through independent agents. On December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the “NSA Group”). In exchange, AFG received all of the issued and outstanding shares of Infinity Common Stock and a $55 million promissory note. In February 2003, AFG sold 12.5 million shares (61%) of Infinity in an initial public offering and in December of 2003 sold its remaining interest (7.9 million shares) in a secondary public offering.

Business (continued)

As of January 1, 2003, Infinity acquired the in-force personal insurance business written through independent agents (the “Assumed Agency Business”) by AFG’s principal property and casualty subsidiary, Great American Insurance Company (“GAI”). Because this business is not a separate legal entity, the acquisition was effected through a reinsurance agreement under which an Infinity subsidiary assumed the inforce business, services the policyholders and handles the claims. GAI, in turn, transferred to Infinity assets (primarily investment securities) with a market value of $125.3 million and permits Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies that had previously issued such policies.

References to Infinity, unless the context requires otherwise includes the Combined Operations of the NSA Group and the Assumed Agency Business. Unless indicated otherwise, the financial information herein is presented on a GAAP basis.

Operations

Infinity estimates that approximately 90% of its personal auto business is nonstandard auto insurance. While there is no precise, industry-recognized definition of nonstandard auto insurance, it is generally understood to mean coverage to drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. Based on data published by A.M. Best, Infinity believes that it is the second largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, nonstandard commercial auto insurance and complementary personal lines insurance products.

Summarized historical financial data for Infinity is presented below (in millions). Data for periods prior to 2003 include only the NSA Group.

	Twelve months ended December 31,
	2003	2002	2001
Gross written premium	$1,005.1	$914.6	$962.3
Net written premium	817.6	613.0	737.6
Net earnings	$58.2	$45.9	$9.7

	as of December 31,
	2003	2002	2001
Total assets	$1,900.1	$1,551.9	$1,760.4
Total liabilities	1,444.7	1,164.1	1,197.7
Total shareholders’ equity	$455.4	$386.8	$562.8

Infinity has a history of favorable underwriting results. The following table compares Infinity’s statutory combined ratio in past years with those of the personal lines insurance industry as a whole. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses to net earned premiums) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses to net written premiums). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

	2003	2002	2001	2000	1999	1999-2003	1994-2003
Infinity	94.9%	92.7%	104.6%	108.7%	98.7%	100.9%	101.0%
Industry (*)	99.5%	105.3%	110.9%	109.9%	104.5%	105.7%	104.5%

Percentage points
Better Than Industry	4.6%	12.6%	6.3%	1.2%	5.8%	4.8%	3.5%

(*) Industry combined ratios were obtained from A.M. Best

Business (continued)

Products

Personal Automobile is Infinity’s primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. Infinity offers personal automobile insurance to nonstandard, standard and preferred customers. Personal automobile insurance accounted for approximately 95% of Infinity’s gross written premiums for both twelve month periods ended December 31, 2003 and 2002.

Nonstandard Commercial Automobile provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to businesses’ vehicles from collision and various other perils. Infinity offers nonstandard commercial automobile insurance to businesses that employ one or more nonstandard risk drivers. Target businesses include fleets of 12 or fewer vehicles. Businesses which are involved in what are considered to be hazardous operations or interstate commerce are generally avoided. Nonstandard commercial automobile insurance accounted for approximately 4% of gross written premiums for the twelve month periods ended December 31, 2003 and 2002.

Homeowners and Other includes homeowners insurance and several other personal lines insurance products. Infinity writes homeowners insurance for dwellings, condominiums and rental property contents on a limited basis in selected markets. Homeowners insurance provides protection against losses from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. Infinity also writes coverage on a limited basis for personal watercraft, personal articles, such as jewelry, and umbrella liability protection. Homeowners and other insurance accounted for less than 1% of gross written premiums for the twelve month periods ended December 31, 2003 and 2002. Infinity is taking steps to exit these lines of business and does not expect these actions to materially affect its results of operations.

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance accounting for approximately 35% of the $418 billion of annual industry premiums. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who, due to their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers that purchase nonstandard auto insurance generally pay higher premiums for similar coverage than drivers qualifying for standard or preferred policies. While there is no established industry-recognized demarcation between nonstandard policies and all other personal auto policies, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Approximately one-third of all personal automobile insurance is sold by independent agents. The remainder is sold by exclusive agents or directly by insurance companies to their customers.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many automobile insurers attempted to capture more business by reducing rates. Infinity believes that these industry-wide rate reductions combined with increased severity trends during the years 1999 through 2001 contributed to the deterioration of industry loss ratios in that period. Infinity reacted by increasing personal auto rates across the NSA Group and Assumed Agency Business by 14% in 2000, 15% in 2001, 12% in 2002 and 2% in 2003. Since that time, most of the industry, including some of the largest companies, have raised rates and tightened underwriting standards in order to address poor results. Other insurance companies withdrew from the market because of their inability to compete successfully, impaired capital positions, or because of a decrease in the availability of reinsurance. In the second half of 2003, competitors who remained in the marketplace began to compete more aggressively for independent agents’ business by offering modestly increased sales and commission incentives. In 2003, Infinity has not observed widespread rate reductions such as those seen in the years 1999 through 2001 that contributed to the deterioration of industry-wide underwriting results during those years.

Business (continued)

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2002, the five largest automobile insurance companies accounted for approximately 48% of the industry’s net written premiums and the largest ten accounted for approximately 62% (2003 industry data not available). Approximately 390 insurance groups compete in the personal auto insurance industry, according to A.M. Best. Some of these groups specialize in nonstandard auto insurance, while others provide a broad spectrum of personal auto insurance.

Pricing and Product Management

The pricing segmentation approach that Infinity utilizes requires the extensive involvement of product managers who are responsible for the underwriting profitability of a specific state or region with the direct oversight of rate level structure by senior managers. Product managers work closely with the pricing and business development departments to generate rate level indications and other relevant data. This data enables product managers to change the rate structure by evaluating detailed information, such as loss experience based on driver characteristics, financial responsibility scores and make/model of vehicles. Product managers are also responsible for obtaining approval of rate filings from state insurance departments. This approach has permitted a quicker response to adverse loss trends such as those experienced in 1999 and 2000 and allows Infinity to obtain faster approval for rate filings.

Beyond the detailed pricing analysis, product managers are responsible for developing innovative products which meet the needs of Infinity’s customers and provide a competitive advantage in the marketplace. Infinity has had success in designing products that provide the basic required coverage for nonstandard customers, and products that include expanded coverage for preferred customers.

Distribution and Marketing

Infinity distributes its products primarily through a network of approximately 14,000 independent agencies and strategic partnerships. Independent agencies were responsible for approximately 94.5% of Infinity’s gross written premiums for the twelve month period ended December 31, 2003. In 2003, no one independent agency accounted for more than 2% of Infinity’s gross written premiums, and only three agencies accounted for more than 1% of its gross written premiums. Another mode of distribution includes relationships, or strategic partnerships, with some non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity’s companies for their nonstandard risks. Infinity believes these are mutually beneficial relationships since its partners gain access to Infinity’s nonstandard auto expertise and Infinity gains access to a new distribution channel. This channel represented approximately 5.5% of gross written premiums in 2003.

Infinity holds licenses to write auto insurance in all 50 states, but is committed to growth in 15 focus states believed to provide the greatest opportunity for profitable growth considering the market size and the current legal and regulatory environment. Infinity’s operating states fall into four categories:

•	“Franchise States” - These states provide the best opportunity for profitable growth. They are California, Connecticut, Florida, Georgia, and Pennsylvania.

•	“Resource States” - Infinity intends to strengthen operations in these 10 states and implement the operating model currently in place in California which stresses the strategies discussed above. Combined with Franchise States, these states represent the Focus States.

•	“Maintenance States” – Infinity is seeking to maintain renewal business in these 7 states while rate increases are implemented to achieve underwriting profitability. Infinity is accepting no new business in these states due to what is perceived to be the current lack of opportunity for profitable growth.

•	“Exit States” - Infinity has discontinued or intends to discontinue writing insurance in these 28 states.

Business (continued)

The following table sets forth the distribution of Infinity’s gross premiums written by state for the Franchise States, as well as the other categories, as a percent of total gross written premiums for the periods indicated:

	Year Ended December 31,
	2003	2002	2001	2000
Franchise States:
California	43%	34%	25%	23%
Florida	10%	10%	10%	10%
Connecticut	10%	8%	8%	7%
Pennsylvania	7%	7%	7%	6%
Georgia	6%	7%	8%	8%

Sub-Total - Franchise States	76%	66%	58%	54%
Next 10 - Resource States	11%	14%	17%	17%

Sub-Total - 15 Focus States	87%	80%	75%	71%
Maintenance States	9%	13%	14%	17%
Exit States	4%	7%	11%	12%

All States	100%	100%	100%	100%

Infinity’s business development department is responsible for the distribution and sale of its products through independent agencies and strategic partners. This department is split into two key areas, field operations and corporate business development. The responsibilities of Infinity’s field business development representatives include selecting agencies and strategic partners for appointment, training them to sell its products, and monitoring their operations to ensure compliance with its production and profitability standards. While most of the field activity occurs face-to-face in the producer’s office, Infinity has had success with other approaches such as group seminars that focus on promoting its products and conducting training for its agents.

Infinity’s corporate business development staff is responsible for its branding initiatives, cooperative advertising with its independent agents, sales promotions and agents’ incentives. In addition, this team is actively engaged in building agency relationships via telephone, e-mail, fax and direct mail.

Infinity fosters its agent relationships by providing its agents with Infinity’s software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s internet-base software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes the array of services that it offers to its agents adds significant value to their businesses. For example, Infinity’s PASS Program (Providing Agents Service and Support) is an incentive-based program through which Infinity’s agents earn savings on service and support needs including technology, training, financial services, office supplies, advertising, promotion and travel.

Infinity develops innovative products and services niche markets across the entire range of automobile insurance segments. Infinity focuses particular attention on developing relationships with Latino agents, especially in Southern California. Over the past decade, Latinos have been the fastest growing segment of the United States population according to U.S. Census Bureau data. In Infinity’s Franchise States, Latinos constitute an estimated 21% of the population. Over the past decade, Infinity has actively developed close relationships with Latino agents by supporting their businesses and customers in their local communities. Infinity has developed products and services that support their particular needs and interests such as translating important documents to Spanish and providing bilingual customer service and claims personnel. Infinity considers its position in this unique niche of the market, including the Infinity brand, to be a significant competitive advantage.

Business (continued)

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2002, Infinity’s statutory ratio of underwriting expenses to premiums written has averaged 23.2%, which is 4.4% points better than the personal lines industry average of 27.6% for the same period.

Claims Handling

Infinity’s claims organization employs approximately 1,200 people and has 37 field branch offices and three regional offices. Infinity provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity uses predominantly its own local adjusters who typically respond to claims within 24 hours of a report.

Infinity is committed to the field handling of claims and believes it provides better service to its customers and better control of the claim resolution process than alternative methods. Infinity opens claims branch offices in areas where it believes the volume of business will support them. Customer interactions can occur with generalists (multi-line claim representatives) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance. Nationally, over 65% of Infinity’s claims are handled face-to-face. Infinity strives for accuracy, consistency and fairness in its claim resolutions. Its claims audit program measures performance in investigations, damage documentation and other relevant areas.

Infinity’s claims organization is committed to defending against non-meritorious claims. This is done through referrals to its special investigations team. This team, made up of claims and former law enforcement professionals, works in concert with field operations to resolve questionable claims.

Reinsurance

Infinity reinsures a portion of its business with other insurance companies. Ceding reinsurance permits diversification of risk and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. Infinity is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve Infinity of its liability to insureds until claims are fully settled. To attempt to mitigate this credit risk, Infinity cedes business only to reinsurers that meet its credit ratings criteria. Excess of loss and catastrophe reinsurance protection is utilized for both personal and commercial automobile risks.

In April 2001, Infinity entered into a 90% quota share agreement on the personal auto physical damage business written by the NSA Group with Inter-Ocean Reinsurance Company Ltd. (“Inter-Ocean”), an unaffiliated company which is rated “A (Excellent)” by A.M. Best. Under this agreement, credit risk was minimized by withholding premiums, in exchange for a fee, until all claims were resolved or the parties mutually agreed to terminate the agreement. This quota share agreement, which was later amended to include coverage of Great American’s personal lines that would otherwise be included in the Assumed Agency Business for both policies in effect since January 1, 2002 and unearned premium at December 31, 2001, covered business written through December 31, 2002. This agreement was renewed for 2003 on terms substantially equivalent to those in effect in 2002, except that Infinity added the flexibility to elect, on a quarterly basis, the percentage of business to be added under the reinsurance agreement. The amount ceded under this agreement was reduced from 90% to 20% for the remainder of 2003. Infinity then entered into a new agreement for 2004 with American Re-insurance Company (“American Re”), an unaffiliated company rated “A+” (Superior) by A.M. Best, under substantially the same terms, except that the minimum ceding threshold is 10% and the agreement no longer includes the Assumed Agency Business.

Business (continued)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves represent Infinity’s estimate of its ultimate liability for unpaid claims and related adjustment expenses. Infinity estimates liabilities for the costs of losses and LAE for both reported and unreported claims based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and loss adjustment expense is inherently judgmental and is influenced by factors which are subject to significant variation. Infinity monitors items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be greater or lower than recorded loss reserves, the reserve tail for personal auto coverage is shorter than that associated with many other property and casualty coverages and can, therefore, be established with less uncertainty than coverages having longer reserve tails.

Infinity reviews loss reserve adequacy quarterly and its independent auditors also review the adequacy of loss reserves as part of their audit procedures. Loss and expense reserves are also certified to state regulators annually. Reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations.

The internal actuarial staff reviews Infinity’s reserves quarterly by accident year at a state and coverage level and at the coverage level for the Assumed Agency Business. Quarterly reviews allow for timely adjustments to reserves based on additional information. As part of these quarterly reviews, the actuarial staff performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per policy. As an overall review, the staff then evaluates loss and LAE ratios by accident year by state and by coverage for reasonableness. Actual frequency is fairly stable because policyholders generally report auto accidents within days of occurrence. Factors that can significantly affect actual frequency include, among others, changes in weather and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices, but are generally reliable. Loss severity is not as readily estimable, and can be affected by auto repair and medical cost inflation, jury awards and changes in policy limit profiles. For the nonstandard book of business, the challenge of estimating average severity is somewhat mitigated by state-mandated minimum policy limits for bodily injury and property damage on over 90% of its policies. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will cap the total payout. Estimation of LAE reserves is subject to variation from factors such as use of outside adjusters, frequency of lawsuits, claims staffing and experience levels.

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1993 through 2003. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, then the addition of the Assumed Agency Business for 2003. The top line of each table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for Unpaid Losses and Loss Adjustment Expenses — as re-estimated at December 31, 2003, shows the re-estimated liability as of December 31, 2003. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

Business (continued)

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

INFINITY

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Liability for unpaid losses & loss adjustment expenses:
As originally estimated	$385	$489	$569	$511	$525	$589	$543	$627	$608	$571	$679
Addition of Assumed Agency										126

										697
As re-estimated at December 31, 2003	347	495	568	533	537	553	516	672	647	711	N/A
Liability re-estimated:
One year later	89.6%	96.8%	97.8%	99.5%	100.8%	95.0%	95.3%	98.5%	100.2%	102.1%
Two years later	89.3%	100.4%	98.6%	101.9%	103.3%	93.6%	92.9%	101.1%	106.4%
Three years later	89.7%	101.1%	99.2%	104.7%	102.5%	91.0%	93.6%	107.1%
Four years later	90.2%	100.9%	100.3%	104.3%	100.9%	92.5%	95.0%
Five years later	90.1%	101.5%	100.0%	103.5%	101.7%	94.0%
Six years later	90.4%	101.3%	99.5%	103.9%	102.3%
Seven years later	90.6%	100.9%	99.7%	104.3%
Eight years later	90.1%	101.0%	99.8%
Nine years later	90.1%	101.1%
Ten years later	90.1%
Cumulative deficiency (redundancy):	(9.9%)	1.1%	(.2%)	4.3%	2.3%	(6.0%)	(5.0%)	7.1%	6.4%	2.1%	N/A

Cumulative paid as of:
One year later	58.8%	64.1%	63.8%	62.9%	59.3%	54.5%	53.0%	53.5%	51.5%	49.1%
Two years later	76.9%	87.2%	85.0%	83.9%	81.3%	73.2%	69.6%	76.6%	79.2%
Three years later	84.6%	95.2%	93.2%	94.3%	90.8%	80.6%	81.4%	91.5%
Four years later	87.5%	98.2%	96.6%	98.7%	94.8%	86.5%	88.7%
Five years later	88.7%	99.6%	98.3%	100.4%	98.0%	90.1%
Six years later	89.4%	100.5%	98.4%	101.9%	100.2%
Seven years later	89.9%	100.3%	98.8%	103.1%
Eight years later	89.6%	100.6%	99.3%
Nine years later	89.8%	100.7%
Ten years later	89.8%

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and loss adjustment expense.

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
As originally estimated
Net liability shown above	$385	$489	$569	$511	$525	$589	$543	$627	$608	$571	$679
Addition of Assumed Agency										126

										697
Add reinsurance
Recoverables	11	7	5	12	6	10	10	13	37	33	31

Gross liability	$396	$496	$574	$523	$531	$599	$553	$640	$645	$730	$710

As re-estimated at December 31, 2003:
Net liability shown above	$347	$495	$568	$533	$537	$553	$516	$672	$647	$711
Add reinsurance
Recoverables	21	15	13	25	20	15	18	18	46	41

Gross liability	$368	$510	$581	$558	$557	$568	$534	$690	$693	$752	N/A

Gross cumulative deficiency (redundancy)	(6.9%)	2.7%	1.1%	6.6%	4.9%	(5.3%)	(3.5%)	7.7%	7.4%	3.1%	N/A

Business (continued)

The following table presents the development of loss reserves for the Assumed Agency Business (in millions) through December 31, 2002. Development for 2003 for the Assumed Agency Business is included in the Infinity table on the prior page. Under the reinsurance agreement entered into with GAI, Infinity’s insurance subsidiaries assumed the net reserves from GAI. Accordingly, gross reserves and net reserves are the same.

ASSUMED AGENCY BUSINESS

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Liability for unpaid losses & loss adjustment expenses:
As originally estimated	$171	$181	$189	$213	$190	$150	$118	$106	$116	$126
As re-estimated at December 31, 2003	184	204	206	196	145	121	117	111	126	N/A
Liability re-estimated:
One year later	104.2%	104.0%	114.4%	106.2%	88.9%	84.1%	102.9%	104.9%	106.3%
Two years later	104.3%	114.1%	118.0%	99.3%	78.0%	86.2%	100.6%	106.9%	108.5%
Three years later	108.9%	115.7%	113.6%	93.9%	79.5%	82.3%	101.2%	104.8%
Four years later	109.4%	113.7%	110.2%	93.3%	76.6%	81.8%	99.4%
Five years later	108.2%	112.3%	109.3%	91.7%	76.6%	80.3%
Six years later	107.7%	111.1%	108.0%	92.2%	76.1%
Seven years later	106.7%	110.6%	108.7%	92.3%
Eight years later	106.1%	111.6%	109.1%
Nine years later	107.2%	112.4%
Ten years later	107.2%
Cumulative deficiency (redundancy):	7.2%	12.7%	9.1%	(7.7%)	(23.9%)	(19.7%)	(.6%)	4.8%	8.5%

Cumulative paid as of:
One year later	56.7%	60.5%	57.6%	51.4%	37.8%	38.6%	47.5%	47.0%	43.6%
Two years later	81.3%	85.7%	86.0%	71.1%	55.2%	57.9%	69.5%	70.8%	60.2%
Three years later	94.9%	100.7%	97.7%	80.6%	65.2%	69.4%	83.3%	80.8%
Four years later	103.0%	106.4%	102.6%	85.6%	70.2%	75.3%	88.1%
Five years later	105.3%	108.9%	104.5%	88.1%	73.3%	76.4%
Six years later	106.5%	108.8%	105.8%	90.2%	73.8%
Seven years later	105.2%	109.5%	107.4%	90.3%
Eight years later	105.8%	111.0%	107.5%
Nine years later	107.2%	111.1%
Ten years later	107.2%

During 2002, the NSA Group settled for $5.1 million a state class action lawsuit involving the issue of whether there is an inherent diminished value in a damaged automobile that should be accounted for when calculating claim payments. The settlement increased the reserve deficiency for the 2001 calendar year-end reserves by $5.1 million. Excluding this, Infinity’s NSA Group experienced an overall redundancy for the calendar year-end 2001 reserves of about $4 million. During 2003, $14 million of adverse LAE reserve development occurred primarily due to business from New York, partially offset by other reserve releases.

Business (continued)

Investments

General

Infinity employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support its business. The investment portfolio is managed by American Money Management Corporation, a subsidiary of AFG. Infinity’s board of directors sets investment guidelines and periodically reviews the portfolio performance for compliance with such guidelines.

The following table presents the percentage distribution of Infinity’s year-end investment portfolio (excluding investment in equity securities of affiliate corporations). The December 31, 2002 percentage distribution of the NSA Group’s investment portfolio was adjusted to include the investments transferred to Infinity (approximately $125 million) in connection with the January 1, 2003 acquisition of GAI’s Assumed Agency Business.

	2003	2002	2001
Cash and Cash Equivalents	9.0%	8.3%	5.1%
Fixed Maturities:
U.S. Government and Agencies	7.2	7.9	8.9
State and Municipal	13.3	5.6	4.2
Public Utilities	8.3	10.7	10.7
Mortgage-Backed Securities	15.1	12.3	11.7
Corporate and Other	41.0	49.7	54.8
Redeemable Preferred Stocks	.8	.8	.6

	85.7	87.0	90.9
Net Unrealized Gains (Losses)	4.0	3.2	.2

	89.7	90.2	91.1
Equity Securities	1.3	1.5	3.8

	100.0%	100.0%	100.0%

The following table presents the yields of Infinity’s investment portfolios as reflected in the financial statements.

	For the Years Ended
	2003	2002	2001
Yield on Fixed Income Securities:
Excluding realized gains and losses	5.5%	6.4%	6.7%
Including realized gains and losses	5.6%	6.3%	6.8%
Yield on Equity Securities:
Excluding realized gains and losses	4.8%	3.4%	2.8%
Including realized gains and losses	3.5%	(12.6%)	(10.7%)
Yield on All Investments:
Excluding realized gains and losses	5.5%	6.3%	6.6%
Including realized gains and losses	5.5%	5.7%	6.1%

Business (continued)

Fixed Maturity Investments

Infinity’s fixed maturity portfolio is invested primarily in taxable bonds. The National Association of Insurance Commissioners (“NAIC”) assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows Infinity’s bonds and redeemable preferred stocks, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2003.

			Market Value
NAIC		Amortized
Rating	Comparable S&P Rating	Cost	Amount	%
1	AAA, AA, A	$844.6	$875.7	70.3%
2	BBB	253.8	270.2	21.7%

	Total investment grade	1,098.5	1,145.9	92.0%
3	BB	53.8	56.6	4.5%
4	B	37.0	39.7	3.2%
5	CCC, CC, C	2.1	2.2	.2%
6	D	1.1	1.5	.1%

	Total non-investment grade	94.3	99.9	8.0%

	Total	$1,192.4	$1,245.8	100.0%

Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2003, the average duration of Infinity’s fixed maturities was about 4.6 years. See Note 3 to the financial statements for the composition of Infinity’s fixed income portfolio by scheduled maturity. For additional information regarding Infinity’s investment portfolio and results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Investments.”

Ratings

A.M. Best has currently assigned Infinity’s insurance company subsidiaries a group rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers which have, on balance, “excellent balance sheet strength, operating performance and business profile” when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, “have an excellent ability to meet their ongoing obligations to policyholders.”

Regulatory Environment

Infinity’s insurance company subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions involving the insurers and prescribing the type and amount of investments. Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to participate in various assigned risk pools, reinsurance facilities or underwriting associations, which provide various insurance coverages to individuals that otherwise, are unable to purchase that coverage in the voluntary market. Participation in these involuntary plans is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these plans traditionally have been unprofitable. The amount of premiums Infinity might be required to assume in a given state in connection with an involuntary plan may be reduced because of credits Infinity may receive for nonstandard policies that it writes voluntarily. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel and non-renew policies.

Business (continued)

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct on-site visits and examinations of the insurers’ affairs. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive, or other action on the part of an insurance subsidiary or assessing fines or other penalties against Infinity’s insurance subsidiaries. Currently, Infinity’s insurance subsidiaries are involved in seven market conduct examinations.

The insurance laws of the states of domicile of Infinity’s insurance subsidiaries contain provisions to the effect that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote or possession of proxies with respect to a specified percentage (generally 10%) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of Infinity’s common stock (“Common Stock”).

Infinity is a holding company with no business operations of its own. Consequently, Infinity’s ability to pay dividends to shareholders and meet its debt payment obligations is largely dependent on dividends or other distributions from its insurance company subsidiaries. State insurance laws restrict the ability of Infinity’s insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an “extraordinary dividend” until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurer’s remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The maximum amount of dividends payable during 2004 to Infinity by its insurance companies without seeking regulatory approval is approximately $46 million. In 2003, Infinity’s insurance companies paid $39 million of dividends to the holding company.

State insurance law requires Infinity’s insurance companies to maintain specified levels of statutory capital and surplus. In addition, for competitive reasons, Infinity’s insurance company subsidiaries need to maintain adequate financial strength ratings from independent rating agencies. Both of these factors may limit the ability of Infinity’s insurance subsidiaries to declare and pay dividends.

Risk Factors

Infinity’s ongoing business operations face a number of risks, including, but not limited to those outlined below. These risks should be read and considered with the other information provided in this report.

Completion of Infinity’s ongoing consolidation of the operations of its insurance subsidiaries may not be successful.

Infinity is combining the operations of several insurance companies that were operated previously as independent business units. The process of consolidating the operations of insurance subsidiaries, while complete in many respects, poses managerial, strategic, and technological challenges, particularly in connection with the integration of historically separate information systems to a single system. The prospective costs and benefits of the consolidation may not result in equivalent or greater operating efficiencies and savings than those that have already been achieved. Such consolidation may negatively impact Infinity’s revenues.

Business (continued)

Because Infinity is primarily a personal automobile insurer, its business may be adversely affected by conditions in that business.

Approximately 95% of Infinity’s gross written premiums for the twelve month periods ended December 31, 2002 and 2003 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, could cause the results of operations to suffer. This industry is exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims may also negatively affect loss costs.

Infinity’s results may fluctuate as a result of cyclical changes in the personal auto insurance industry.

The personal auto insurance industry historically is cyclical in nature. The industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. Adverse future fluctuations in the business cycle would be likely to negatively impact future revenues.

Intense competition could adversely affect Infinity’s profitability.

The personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity competes with both large national writers and smaller regional companies. Some of Infinity’s competitors have more capital and greater resources, and may offer a broader range of products and lower prices. Some competitors that are direct writers may have certain competitive advantages, including increased name recognition, direct relationships with policyholders rather than with independent agents and, potentially, lower cost structures.

Infinity is vulnerable to a reduction in the amount of business written by independent agents.

Reliance on the independent agency market makes Infinity vulnerable to a reduction in the amount of business written by independent agents. Many competitors share Infinity’s significant reliance on the independent agency market. Approximately two-thirds of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company’s products) and approximately one-third is sold by independent agents. A material reduction in the amount of business independent agents sell would negatively impact future revenues.

If Infinity is not able to attract and retain independent agents, revenues could be negatively affected.

Infinity must compete with other insurance carriers for independent agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. Although Infinity believes that the products, pricing, commissions and services offered to agents are competitive, it may not be able to continue to attract and retain independent agents to sell Infinity insurance products, in which case revenues could be negatively affected.

Business (continued)

Infinity is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.

Infinity is subject to comprehensive regulation by government agencies in the states where Infinity insurance company subsidiaries are domiciled (California, Indiana, Ohio, Oklahoma and Texas) and where these subsidiaries issue policies and handle claims. Infinity is subject to regulations involving:

•	the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	approval or filing of premium rates and policy forms;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	minimum amounts of capital and surplus that must be maintained;

•	limitations on types and amounts of investments;

•	limitation of the right to cancel or non-renew policies;

•	regulation of the right to withdraw from markets or terminate involvement with agencies;

•	licensing of insurers and agents;

•	reporting with respect to financial condition; and

•	transactions between an insurance company and any of its affiliates.

In addition, state insurance department examiners perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

Regulation may become more extensive in the future.

Existing insurance-related laws and regulations may become more restrictive in the future, and new restrictive laws may be enacted. New or more restrictive regulation in the future could make it more expensive to conduct business, restrict the premiums Infinity is able to charge or otherwise change the way Infinity does business. See “Regulatory Environment.”

Infinity’s insurance subsidiaries are subject to minimum capital and surplus requirements. A failure to meet these requirements could subject Infinity to regulatory action.

Infinity’s insurance subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of California, Indiana, Ohio, Oklahoma and Texas. Any failure by an insurance subsidiary to meet the minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, including requiring the adoption of a comprehensive financial plan, examination and the issuance of a corrective order by the applicable state insurance department, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require increases in Infinity’s capital and surplus levels, which may not be possible. As of December 31, 2003, each insurance company subsidiary had capital and surplus substantially in excess of the currently required amounts.

Business (continued)

A failure to maintain a commercially acceptable financial strength rating would significantly and negatively affect Infinity’s ability to implement its business strategy successfully.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. A.M. Best has currently assigned Infinity’s insurance company subsidiaries a group rating of “A (Excellent)”. According to A.M. Best, “A” ratings are assigned to insurers which have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. There can be no assurance that Infinity’s rating or future changes to its rating will not affect its competitive position.

New claim and coverage issues are continually emerging, and these new issues could negatively impact Infinity’s revenues or its method of doing business.

As automobile insurance industry practices and regulatory, judicial, and consumer conditions change, unexpected and unintended issues related to claims and coverage may emerge. The issues can have a negative effect on Infinity’s business by either extending coverage beyond Infinity’s underwriting intent or by increasing the size of claims. Recent examples of emerging claims and coverage issues include:

•	the use of an applicant’s credit rating as a factor in making risk selection and pricing decisions;

•	the availability of coverages which pay different commission levels to agents depending upon premium level;

•	a growing trend of plaintiffs targeting automobile insurers, including us, in purported class action litigation relating to claim-handling practices such as total loss evaluation methodology.

The effects of these and other unforeseen emerging claim and coverage issues could negatively impact Infinity’s revenues or methods of doing business. See “Item 3 - Legal Proceedings.”

Infinity’s reserves may be inadequate, which could significantly affect its financial results.

Infinity records reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. Due to the inherent uncertainty of estimating reserves, it has been necessary in the past, and may continue to be necessary in the future, to revise estimated liabilities as reflected in reserves for claims and related expenses. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized. The historic development of reserves for losses and loss adjustment expense may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information.

Infinity is dependent on key executives.

Infinity’s success will depend in part upon the continued service of Chief Executive Officer and President, James R. Gober, Executive Vice President, John R. Miner, Senior Vice President and General Counsel, Samuel J. Simon, Senior Vice President and Chief Financial Officer, Roger Smith and Senior Vice President, Joseph A. Pietrangelo. Infinity has employment agreements with Mr. Gober, Mr. Miner, Mr. Simon, and Mr. Smith. Infinity does not have key person insurance on the lives of any of these individuals. Future success will also depend on the ability of Infinity to attract and retain additional executives and personnel. The loss of key personnel could cause disruption in Infinity’s business. As Infinity grows, it will need to recruit and retain additional qualified personnel, and it may not be able to do so.

Business (continued)

Adverse securities market conditions can have significant and negative effects on Infinity’s investment portfolio.

Infinity’s results of operations depend in part on the performance of its invested assets. As of December 31, 2003, 98% of Infinity’s investment portfolio was invested in fixed maturity securities and 2% in equity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. An increase in interest rates lowers prices on fixed maturity securities, and any sales during a period of increasing interest rates may result in losses. Conversely, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.

Infinity’s results may be adversely affected by conditions in the states where its business is concentrated.

For the year ended December 31, 2003, Infinity generated approximately 87% of gross written premiums in its top 15 states. California, Infinity’s largest market, generated approximately 34% and 46%, respectively, of Infinity’s gross written premiums in 2002 and 2003. Revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive to do business in those states. Adverse regulatory developments in any of these states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, an inability to reduce the amount of insurance Infinity writes in those states, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could negatively affect premium revenue or make it more expensive or less profitable to conduct business.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease approximately 680,000 square feet of office space in numerous cities throughout the United States. Most of these leases expire within 7 years. The most significant leased office spaces are located in suburban Atlanta, Birmingham (Infinity’s principal office), Cincinnati, Windsor (Connecticut) and Los Angeles.

ITEM 3

Legal Proceedings

Refer to “Forward Looking Statements” on page 2.

Infinity’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to its insurance operations. Legal actions relating to claims made under insurance policies are considered by Infinity in establishing loss and LAE reserves. There are also several class action lawsuits pending against Infinity in various stages of development that involve issues not unlike those facing other insurance companies. One suit in a California state court alleges that Infinity improperly cancelled a class of insureds’ automobile insurance policies. Another group of related lawsuits challenges Infinity’s use of certain automated database vendors to assist in evaluating total loss claims. Also pending are lawsuits that seek extra contractual damages in addition to damages claimed under insurance policies. Infinity believes it has recorded adequate reserves for these liabilities and that, based on the status of these lawsuits, there is no individual pending case that is likely to have a material adverse effect on Infinity’s financial condition, liquidity, or results of operations.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of shareholders during the fourth quarter of 2003.

PART II

ITEM 5

Market for Registrant’s Common Equity and Related Stockholder Matters

Infinity issued 100 shares of Common Stock to American Premier Underwriters, Inc. (“APU”), a 100%-owned subsidiary of AFG, in connection with the formation of Infinity in September 2002. On December 31, 2002, Infinity issued an additional 900 shares of Common Stock to APU in exchange for the capital stock of the NSA Group companies. In January 2003, Infinity increased its authorized capital stock to 50,000,000 shares of Common Stock and 10,000,000 shares of Infinity preferred stock (“Preferred Stock”) and implemented a common stock split. After the stock split, Infinity had 20,347,083 shares of Common Stock outstanding. No Preferred Stock has been issued.

There were 10 registered holders of record at March 15, 2004. Infinity’s Common Stock is listed and traded on the NASDAQ National Market under the symbol IPCC.

IPCC Quarterly High and Low Stock Prices by Quarter

					Dividends
					Declared
	For the quarter ended:	High	Low	Close	Per Share
(1)	March 31, 2003	$18.40	$15.60	$18.13	—
	June 30, 2003	$24.55	$17.51	$22.76	$0.055
	September 30, 2003	$29.15	$22.65	$28.06	$0.055
	December 31, 2003	$34.82	$27.55	$33.05	$0.055

(1) Beginning with Infinity’s initial public offering on February 18, 2003.

ITEM 6

Selected Financial Data

At December 31, 2002, AFG transferred the NSA Group to Infinity. Financial information for periods prior to the date of transfer represents the combined information of the NSA Group. Infinity also acquired the Assumed Agency Business from GAI through a reinsurance transaction effective January 1, 2003. The historical financial information shown below (in millions) as of and for each of the four years ended December 31, 1999 through 2002 was derived from audited financial statements. The Infinity financial data as of and for the twelve months ended December 31, 2003 include the results of the Assumed Agency Business. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes.

	Year Ended December 31,
	2003	2002		2001		2000	1999
Infinity
Earnings Statement Data:
Earned Premiums	$698.7	$645.9	(a)	$916.4	(a)	$1,043.3	$944.5
Total Revenues	769.0	704.5		990.0		1,110.8	1,044.9
Net Earnings (Loss)	58.2	45.9		9.7		(50.1)	50.9
Net Earnings per Common Share:
Basic	$2.86	n/a		n/a		n/a	n/a
Diluted	$2.83	—		—		—	—
Cash Dividends Declared per Common Share	$0.165	—		—		—	—
Balance Sheet Data:
Cash and Investments	$1,392.2	$1,061.3		$1,188.1		$1,216.2	$1,095.6
Total Assets	$1,900.1	1,550.9		1,760.4		1,787.9	1,594.9
Unpaid Losses and Loss Adjustment Expenses	709.9	604.0		645.2		640.3	553.3
Long-Term Debt	195.5	—		—		—	—
Total Liabilities	1,444.8	1,164.1		1,197.7		1,173.7	1,060.9
Shareholders’ Equity	455.4	386.8		562.8		614.2	534.0
Assumed Agency Business (c)
Earnings Statement Data:
Earned Premiums		$107.2	(b)	$149.9		$128.9	$138.5
Underwriting Gain (Loss)		(10.0)		(14.7)		(3.6)	18.6
Balance Sheet Data:
Assets (excluding Investments) to be Transferred		$53.5		$78.8		$65.2	$55.4
Investments to be Transferred		125.3		—		—	—
Unpaid Losses and Loss Adjustment Expenses		125.6		115.9		105.9	118.3
Liabilities to be Transferred		178.8		200.5		173.3	183.1

(a)	The decline in earned premiums during 2001 and 2002 is due primarily to a reinsurance agreement pursuant to which Infinity ceded 90% of the automobile physical damage business written by it as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	The decline in earned premiums during 2002 reflects the inclusion of the Assumed Agency Business in the reinsurance agreement discussed above effective January 1, 2002.

(c)	The results of the Assumed Agency Business’s operations and its balance sheet data are included in the Infinity figures as of and for the twelve month period ended December 31, 2003.

ITEM 7

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Refer to “Forward Looking Statements” on page 2.

GENERAL

Following is a discussion and analysis of the financial statements of Infinity and the financial statements of the agency business that Infinity assumed from GAI on January 1, 2003. Together, these businesses comprise Infinity’s operations since that date. References in this discussion to Infinity include the NSA Group and the Assumed Agency Business unless the context indicates otherwise. This discussion should be read in conjunction with the audited financial statements, and following, the financial statements of the Assumed Agency Business as of and for the twelve month periods ended December 31, 2002 and 2001.

Infinity was incorporated in the state of Ohio in September 2002 as an indirect wholly owned subsidiary of AFG. On December 31, 2002, AFG transferred to Infinity all of the outstanding common stock of the NSA Group.

Through a reinsurance transaction effective January 1, 2003, Infinity acquired the Assumed Agency Business consisting of the personal lines business written through independent agents by AFG’s principal property and casualty subsidiary, GAI. The Assumed Agency Business had net earned premiums of $107 million in 2002 consisting primarily of standard and preferred private passenger automobile insurance. The Assumed Agency Business is not included in Infinity’s historical financial statements for periods prior to 2003.

The acquisition of the NSA Group and the assumption of the Assumed Agency Business have been accounted for at AFG’s historical carrying amounts as transfers of net assets between entities under common control in accordance with Statement of Financial Accounting Standards No. 141.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, the determination of “other than temporary” impairment on investments, and accruals for litigation are the areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical.

Insurance Reserves

Insurance reserves, or “Unpaid Losses and Loss Adjustment Expenses”, are management’s best estimate of the ultimate amounts that will be paid for all claims that have been reported up to the date of the current accounting period but that have not yet been paid, plus an estimate of claims that have occurred but have not yet been reported to the company (“incurred but not reported”, or “IBNR”), and the expenses to be paid to settle claims (allocated and unallocated loss adjustment expenses, or “ALAE” and “ULAE”).

Liabilities for the costs of losses and LAE for both reported and unreported claims are estimated based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors. Estimating dollar amounts for unpaid losses and LAE is inherently judgmental and is influenced by factors, which are subject to significant variation. Changes in underlying estimates or assumptions and the resulting adjustments to reserves are reflected in the results of operations in the periods in which estimates change.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

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

In developing IBNR reserve amounts, quarterly estimates are made of ultimate frequency, or number of claims per earned car year, and severity, or claim cost per earned car year. Frequency can be affected by factors such as driving patterns, gas prices, changes in classes of insured drivers, and weather events. Factors affecting the severity trend include medical cost and product repair cost trends, and litigation expense patterns. Management believes that Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity.

An increase in either frequency or severity of 1% for the current accident year would decrease earnings per share by $0.14.

Other Than Temporary Losses on Investments

Changes in the market values of investment securities are usually recorded as changes in unrealized gains or losses on investments, a component of shareholders’ equity. Net earnings are not affected until the disposition of a given security or, if an unrealized loss is deemed to be other than temporary, an impairment charge is recorded as a realized capital loss and the cost basis of the security is reduced.

The determination of whether unrealized losses are “other than temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	Whether the unrealized loss is credit-driven or a result of changes in market interest rates,

•	the extent to which market value is less than cost basis,

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings,

•	issuer news releases,

•	near-term prospects for improvement in the issuer and/or its industry,

•	industry research and communications with industry specialists,

•	third party research and credit rating reports,

•	internally generated financial models and forecasts,

•	discussions with issuer management, and

•	ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Infinity recorded pretax impairment charges on securities as follows (in thousands):

	Twelve months ended
	December 31,
	2003	2002
Fixed maturities	$3,877	$6,315
Equities	566	3,095

Total	$4,443	$9,410

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

The following chart summarizes Infinity’s security positions with unrealized losses which were less than twelve months old and greater than twelve months old as of December 31, 2003 (in thousands):

	Less than twelve months
	Number
	of	Amortized	Market	Unrealized
	Securities	Cost	Value	Loss
Fixed Maturities	52	$187,885	$185,752	$2,133
Equity securities	4	6,325	6,268	57

Total	56	$194,210	$192,020	$2,190

	Greater than twelve months
	Number
	of	Amortized	Market	Unrealized
	Securities	Cost	Value	Loss
Fixed Maturities	9	$12,320	$11,883	$437
Equity securities	—	—	—	—

Total	9	$12,320	$11,883	$437

Management regularly evaluates for potential impairment each security position that (i) has a market value of less than 80% of its book value or (ii) exceeds $100,000, as well as each position held for which one or more impairment charges have been recorded in the past. The process of evaluation includes assessments of each bullet point listed above. For the unrealized loss positions in the chart, the majority of the evidence that management gathered and considered indicated near term recovery, resulting in conclusions that these particular unrealized losses were more likely of a temporary nature. Should the preponderance of evidence turn negative for one or all of these positions in the future, impairment charges would likely be recorded. Since it is not possible to accurately predict if or when a specific security will become other-than-temporarily impaired, total impairment charges could be material to the results of operations in a future period. Management believes that it is not likely, however, that such impairment charges will have a significant effect on Infinity’s liquidity.

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies. Under this guidance, reserves for loss may only be recorded if the likelihood of occurrence is probable and the amount is reasonably estimable. Management considers each legal action using this guidance and records reserves for losses as appropriate. Infinity believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition, liquidity, or results of operations.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Ratios

The NAIC’s model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2003, the capital ratios of all Infinity insurance companies substantially exceeded the RBC requirements.

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Funds to meet these obligations will come primarily from dividends and distributions from the insurance subsidiaries.

Infinity plans to file a consolidated federal income tax return including all 80%-owned U.S. subsidiaries for periods after the initial public offering. Infinity has executed a tax allocation agreement with its eligible subsidiaries under which each subsidiary agrees to pay Infinity taxes computed on a separate company taxable income basis. Infinity agrees to pay each subsidiary for the tax benefit, if any, of net losses used by other members of the consolidated group. The resulting provision or credit will be currently payable to or from the parent company, Infinity Property and Casualty Corporation.

In July 2003, Infinity secured a $200 million, seven-year amortizing term loan and added a revolving credit line of $20 million in the fourth quarter of 2003. Proceeds of $110 million were contributed to Infinity’s insurance subsidiaries to support future growth of their business and reduce their reliance on reinsurance. The remaining proceeds were used to repay a $55 million promissory note issued in connection with Infinity’s initial public offering and for general corporate purposes. The term loan was collateralized by the assets of Infinity including a pledge of stock of Infinity’s insurance subsidiaries and contained various covenants that require Infinity to meet certain minimum net worth and financial ratio standards. Principal payments of $4.5 million were made in 2003 and a required supplemental payment of $2.5 million was made in January 2004 from the proceeds of the overallotment share issuance in connection with the secondary stock offering.

In February 2004 Infinity issued $200 million of senior notes due 2014, bearing a fixed 5.5% interest rate. Interest payments due in 2004 are $5.5 million. The proceeds of this offering were used to prepay in full the principal balance of the term loan. Refer to footnote 14 of the Consolidated Financial Statements for more information on this transaction.

Infinity’s insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. Infinity had positive cash flow from operations of approximately $69 million in 2003, $45 million in 2002, and $33 million in 2001.

As of December 31, 2003, Infinity Property and Casualty Corporation had $64.5 million of cash and investments, of which $11.1 million was owed to its subsidiaries.

In 2003, Infinity’s operating subsidiaries paid Infinity $39 million in ordinary dividends. In 2004, they may pay to Infinity up to $46 million in ordinary dividends without prior regulatory approval. Management believes that Infinity’s cash and investment balances and cash flows generated from operations, including dividends and distributions from its subsidiaries, are adequate to meet its future liquidity needs.

Quota Share Agreement

Infinity utilizes the reinsurance market to manage its capital and surplus levels relative to its reserve liabilities, supporting its capacity for growth (as well as manage its risk). Throughout 2002, Infinity’s insurance subsidiaries ceded 90% of their personal auto physical damage business on a funds withheld basis to Inter-Ocean. Infinity renewed this agreement for 2003 on terms substantially equivalent to those in effect in 2002 except that Infinity added the flexibility to elect, on a quarterly basis, the percentage of business to be ceded under the reinsurance agreement. The allowable range was between 90% and 20%.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Because Infinity obtained the $200 million term loan facility, the amount of premiums ceded under this agreement was reduced from 90% to 20% for the third and fourth quarters of 2003. Premiums ceded under this agreement for the twelve month periods ended December 31, 2003 and 2002 were $169.5 million and $296.1 million, respectively.

In September 2002, the Inter-Ocean agreement was amended to include coverage of GAI’s personal lines that Infinity would otherwise assume as part of the Assumed Agency Business. Accordingly, GAI’s participation in the Inter-Ocean reinsurance agreement reduces the size of the Assumed Agency Business. Premiums ceded by GAI under this agreement were $22.2 million and $78.5 million for the twelve month periods ended December 31, 2003 and 2002, respectively.

Effective January 1, 2004, Infinity entered into a new reinsurance agreement with American Re under essentially the same terms as the Inter-Ocean agreement except the minimum amount of physical damage premiums permitted to be ceded is 10% and the agreement does not cover the Assumed Agency Business. Infinity is ceding 10% of physical damage premiums for the first quarter of 2004.

Investments

Infinity’s investment portfolio at December 31, 2003, contained $1,245.8 million in fixed maturity securities and $21.4 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholder’s equity on an after-tax basis. At December 31, 2003, Infinity had pretax net unrealized gains of $53 million on fixed maturities and $2 million on equity securities.

Approximately 92% of the fixed maturities that Infinity held were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2003. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in mortgage-backed securities (“MBSs”) represented approximately one-fifth of Infinity’s fixed maturities at December 31, 2003. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. When these prepayments occur faster than planned, market rates are usually lower for new investments than those that were prepaid. For both twelve month periods ended December 31, 2003 and 2002, prepayments on MBSs were approximately $45 million. Approximately 98% of Infinity’s MBSs are rated “AAA” and all are investment grade.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value on the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 4.6 years at December 31, 2003.

Summarized information for securities with unrealized gains and losses in Infinity’s balance sheet at December 31, 2003 is shown in the following table (dollars in millions). Approximately $6.8 million of “Fixed Maturities” and $3.3 million of “Equity Securities” had no unrealized gains or losses at December 31, 2003.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Summarized information for Infinity’s investment portfolio follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2003	Cost	Gains	Losses	Value	% of Total
Fixed Maturities	$1,192.4	$55.6	$2.3	$1,245.8	98%
Common Stocks	19.2	2.2	—	21.4	2%

Total	$1,211.6	$57.8	$2.3	$1,267.2	100%

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2002	Cost	Gains	Losses	Value	% of Total
Fixed Maturities	$917.1	$50.9	$12.4	$955.6	98%
Common Stocks	19.1	.4	1.9	17.6	2%

Total	$936.2	$51.3	$14.3	$973.2	100%

	December 31, 2003	December 31, 2002
Number of positions held with unrealized:
Gains	456	345
Losses	69	61
Number of positions held that individually exceed unrealized:
Gains of $500,000	9	14
Losses of $500,000	—	7
Percentage of positions held with unrealized:
Gains that were investment grade	89%	98%
Losses that were investment grade	84%	44%

Infinity’s investment portfolio had gross unrealized losses of $2.3 million at December 31, 2003. There was no single industry segment concentration that accounted for more than $1 million of these losses at that date. At December 31, 2002, Infinity’s investment portfolio included $14.3 million of gross unrealized losses; $4.7 million of these losses were in securities issued by companies in the airline industry and $1.8 million was in securities issued by an electric service industry firm. No other industry segment accounted for more than $1 million of unrealized losses at December 31, 2002.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2003 based on their market values (in millions). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities	Securities
	With	With	With No
	Unrealized	Unrealized	Unrealized	All Fixed
Maturity	Gains	Losses	Gains or Losses	Maturities
One year or less	$26	$—	$—	$26
After one year through five years	340	35	—	375
After five years through ten years	409	80	4	493
After ten years	99	11	1	111
Mortgage-backed securities	155	85	1	241

	$1,029	$211	$6	$1,246

Contractual obligations

Infinity’s contractual obligations as of December 31, 2003 are (in thousands):

	Long-Term	Operating
Due in:	Debt (a)	Leases	Total (b)
2004	$22,210	$19,400	$41,611
2005-2006	60,570	27,757	88,326
2007-2008	106,979	17,705	124,684
2009 and after	131,763	24,600	156,363

Total	$321,522	$89,462	$410,984

(a)	Includes an additional payment of $2,475,000 made on January 8, 2004, pertaining to the transaction described in Note 4. In February 2004, this loan arrangement was replaced with a term loan, with the following payment commitment schedule:

2004	$5.5	million
2005-2006	$22.0	million
2007-2008	$22.0	million
2009 and after	$260.5	million

Total	$310.0	million

(b)	Not included are total reserves for losses for known and unknown claims, which totaled $709.9 million at December 31, 2003. It is not possible to reliably predict the timing of payment for these liabilities.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Exposure to Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Infinity’s exposures to market risk relate primarily to its investment portfolio which is exposed to interest rate risk and, to a lesser extent, equity price risk.

Fixed Maturity Portfolio

The fair value of Infinity’s fixed maturity portfolio is directly impacted by changes in market interest rates. Infinity’s fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. The portfolios of Infinity’s insurance companies are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

The following table provides information about Infinity’s fixed maturity investments at December 31, 2003 and 2002, which are sensitive to interest rate risk. The table shows expected principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	Principal Cash Flows December 31, 2003		Principal Cash Flows December 31, 2002
2004	$66.9	2003	$105.0
2005	93.8	2004	76.6
2006	120.4	2005	122.9
2007	123.3	2006	100.3
2008	157.1	2007	97.9
Thereafter	608.3	Thereafter	404.1

Total	$1,169.8	Total	$906.8

Fair Value	$1,245.8	Fair Value	$955.6

Equity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Although Infinity’s investment in equity securities is only 2% of total investments, it is concentrated in a relatively limited number of positions; approximately half of the total is in three investments; two of these three are electric utilities. While this approach allows management to more closely monitor the companies and industries in which they operate, it does increase risk exposure to adverse price declines in a major position.

RESULTS OF OPERATIONS

Underwriting

Infinity’s insurance subsidiaries sell nonstandard, standard and preferred personal auto insurance and, to a lesser extent, nonstandard commercial auto coverage and a complement of other personal lines insurance products. Nonstandard coverage is a product designed for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Underwriting profitability is measured by the combined ratio, which is the sum of the ratios of losses, LAE and underwriting expenses to earned premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

While losses on claims reported are generally determinable, the process of determining overall loss and LAE reserves is also highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain “best estimates” which are then included in the overall results. These estimates are subject to changes in claim amounts and frequency and are periodically reviewed and adjusted, as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year underwriting results. As a result, the ratio of loss and LAE expenses component of the combined ratio includes development of prior year reserves in addition to provision for losses and LAE occurring in the current year.

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

Since early 2000, Infinity’s insurance subsidiaries have been increasing their premium rates with a goal of achieving underwriting profits, even if it entails foregoing volume. As with all property and casualty companies, the beneficial impact of these price increases is reflected in Infinity’s financial results over time. Infinity implements price increases on its in-force policies as they are renewed, which generally takes between six and twelve months for the entire book of business. Infinity recognizes increased premiums on particular policies as the premiums are earned, generally over the course of the six to twelve months after the policy is effective.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Net earned premiums and combined ratios for Infinity and the Assumed Agency Business were (in millions):

	2003	2002	2001
Net Earned Premiums (GAAP)
NSA Group:
Gross written premiums	$868.3	$914.6	$962.3
Ceded reinsurance	(187.5)	(301.6)	(224.7)

Net written premiums	680.8	613.0	737.6
Change in unearned premiums	(75.2)	32.9	178.8

Net earned premiums	$605.6	$645.9	$916.4

Assumed Agency Business:
Net written premiums gross of the Inter-Ocean agreement	$159.1	$152.8	$165.3
Ceded premiums under the Inter-Ocean agreement	(22.3)	(78.5)	—

Net written premiums net of the Inter-Ocean agreement	136.8	74.3	165.3
Change in unearned premiums	(43.7)	32.9	(15.4)

Net earned premiums	$93.1	$107.2	$149.9

Combined Ratios (GAAP)
NSA Group:
Loss and LAE ratio	79.5%	81.8%	82.1%
Underwriting expense ratio	10.3%	12.2%	22.1%

Combined ratio	89.8%	94.0%	104.2%

Assumed Agency Business:
Loss and LAE ratio	81.4%	84.9%	81.2%
Underwriting expense ratio	28.0%	24.4%	28.6%

Combined ratio	109.4%	109.3%	109.8%

Weighted Average of Infinity and Agency:
Loss and LAE ratio	79.8%	82.2%	82.0%
Underwriting expense ratio	12.7%	13.9%	22.9%

Combined ratio	92.5%	96.1%	104.9%

Combined ratio gross of Inter-Ocean agreement	94.3%	97.3%	104.5%

2003 compared to 2002

The NSA Group’s net earned premiums fell $40.3 million, or 6.2%, in the twelve month period ended December 31, 2003 compared to the twelve month period ended December 31, 2002 primarily as a result of actions taken to discontinue writing inadequately priced business in certain focus states. Earned premiums excluding the effect of the Inter-Ocean reinsurance agreement declined 12% to $833 million, due primarily to a reduction in business volume partially offset by rate increases. The loss and LAE ratio improved by 2.3% points for the twelve month period ended December 31, 2003 from the same period in 2002. Excluding the effects of the Inter-Ocean reinsurance agreement, the loss and LAE ratio improved 1.7% points. The expense ratio improved by 1.9% points in 2003 compared to 2002 primarily as a result of savings from consolidation efforts taken. Excluding the effect of the Inter-Ocean agreement, the expense ratio improved 1.6% points from 22.1% in the twelve month period ended December 31, 2002 to 20.5% in the same period in 2003.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

The Assumed Agency Business’s net earned premiums decreased $14.1 million, or 13.2%, for the twelve month period ended December 31, 2003 compared to the twelve month period ended December 31, 2002 primarily as a result of a reduction in business volume. Earned premiums excluding the effect of the Inter-Ocean reinsurance agreement declined $29.9 million, or a reduction of 18.4%, due primarily to a reduction in business volume partially offset by rate increases. The loss and LAE ratios for the Assumed Agency Business improved from 84.9% during the twelve month period ended December 31, 2002 to 81.4% as a result of increases in rates, lower frequency of claims per auto insured and moderate increases in the average cost per claim as well as a reduction in business in the non-focus states. Excluding the effects of the Inter-Ocean reinsurance agreement, the loss and LAE ratio improved from 77.8% to 74.4%. The expense ratio increased 3.6% points from 24.4% for the twelve month period ended December 31, 2002 to 28.0% for the same period in 2003. Excluding the effects of the Inter-Ocean reinsurance agreement, the expense ratio increased by 1.3% points from 28.3% for the twelve months of 2002 to 29.6% for 2003. This increase was attributable to a charge of $4.0 million from an increase in the rate of amortization of deferred acquisition costs following a periodic review of the deferability of specific acquisition costs. Excluding this charge, the expense ratio fell 1.7% points for the twelve month period ended December 31, 2003 from the same period in 2002.

2002 compared to 2001

Infinity’s net earned premiums decreased $271 million (30%) during 2002 due primarily to the Inter-Ocean reinsurance agreement, effective April 1, 2001, under which Infinity ceded 90% of the personal automobile physical damage business written by its insurance subsidiaries during 2002. Excluding the effect of this agreement, net earned premiums declined approximately 9%, reflecting lower business volume partially offset by the impact of rate increases. Policies in force declined 16% from approximately 734,000 on December 31, 2001 to 616,000 on December 31, 2002. The decline in policy counts was due to rate increases and actions taken to reduce business in certain non-focus or non-profitable states as well as decisions by insureds not to renew. During 2002, Infinity increased personal auto rates about 12% over rates in effect at year-end 2001. Underwriting expenses in 2002 included the effect of $130.4 million in ceding commissions earned under the Inter-Ocean reinsurance agreement. Commissions earned under this agreement generally vary directly with the loss and LAE ratio on the business ceded. Accordingly, Infinity’s expense ratio reflected the benefit of strong underwriting results in the business ceded to Inter-Ocean. Overall, Infinity’s combined ratio improved 10.2 points over 2001 due primarily to recent rate increases. Excluding the effect of the Inter-Ocean agreement, Infinity’s combined ratio for 2002 was 95.9% compared to 103.7% in 2001.

Net earned premiums of the Assumed Agency Business decreased $43 million (28%) in 2002 reflecting the impact of the Inter-Ocean reinsurance agreement, effective January 1, 2002, under which 90% of GAI’s personal automobile physical damage business written through independent agents was ceded. Excluding the effect of this agreement, net earned premiums increased $12.1 million (8%) reflecting rate increases implemented in the later part of 2001, partially offset by a reduction in volume from certain unprofitable business. The combined ratio was flat as an increase in prior year development was offset by the shift away from underperforming business and the increase in rates over the past year. Underwriting expenses fell $16.6 million in 2002 compared to 2001 reflecting GAI’s $19.7 million ceding commission earned on premiums ceded under the Inter-Ocean reinsurance agreement.

The remaining discussion of results of operations relates to Infinity’s Consolidated Statement of Operations.

Investment Income

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Fluctuations in average invested assets reflect primarily the timing of dividends and capital contributions as capital requirements and the cash needs of Infinity change.

The Assumed Agency Business represents a portion of GAI’s personal lines business and is not a separate legal entity; accordingly, it does not have a separate investment portfolio and related investment income.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

2003 compared to 2002

Net investment income decreased $4.1 million for the twelve month period ended December 31, 2003 versus the comparable 2002 period due to lower yields available for newly invested funds, and to a lesser extent due to a reallocation to tax advantaged securities, partially offset by an increase in average invested assets of 10.4%. Average invested assets increased as a result of the transfer at January 1, 2003 of $125.3 million of securities and cash in conjunction with Infinity’s assumption of insurance liabilities of the Assumed Agency Business, as well as proceeds received in July 2003 from the term loan.

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

Realized Gains (Losses) on Investments

2003 compared to 2002

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains on sales and disposals as follows (before tax, in thousands):

	Twelve months ended
	December 31, 2003
	Impairments		Total
	on	Realized	Realized
	Securities	Gains	Gains
	Held	on Sales	(Losses)
Fixed maturities	($3,879)	$5,124	$1,245
Equities	(564)	278	(286)

Total	($4,443)	$5,402	$959

2002 compared to 2001

Realized gains (losses) on investments include provisions for other than temporary impairment of securities still held of $9.4 million in 2002 and $16.2 million in 2001. Increased impairment charges in recent years reflect, among other things, a rise in corporate defaults in the marketplace.

Infinity owned warrants to buy the common stock of a publicly traded company in 2002. Under generally accepted accounting principles, these investments are considered derivatives and marked to market resulting in realized gains and losses. Realized gains (losses) on investments include a loss of $281,000 in 2002 to adjust the carrying value of these warrants to their market value of $883,000 at December 31, 2002.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Other Income

Other income increased $8.1 million for the twelve month period ended December 31, 2003 from the corresponding 2002 period, primarily due to a nonrecurring gain of $6.7 million on the commutation of service and indemnity agreements with AFG and increased finance and service charge income.

Interest Expense

Interest expense was accrued at a fixed rate of 8.5% on the $55 million note due to AFG until its repayment in mid-July, 2003 using a portion of the proceeds of the $200 million term loan. The term loan accrued interest at a variable rate, which averaged 3.7% from the date of issue through December 31, 2003. The risk of variability in future interest expense was partially hedged by the interest rate swap. Refer to Footnote 4 of the Consolidated Financial Statements for more information on this instrument.

For the twelve month period ended December 31, 2003, interest expense was (in thousands):

$55 million note due to AFG	$2,545
$200 million term loan	3,422
Interest rate swap	565

Total	$6,532

Other Operating and General Expenses

2003 compared to 2002

Corporate general and administrative expenses include costs associated with the new parent company beginning in February 2003. Other expenses fell $4.4 million for the twelve month period ended December 31, 2003 from the same period in 2002 due primarily to a $5.3 million litigation settlement in 2002.

2002 compared to 2001

Other operating and general expenses for 2001 include goodwill amortization of $2.2 million. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $9.2 million due primarily to a $5.3 million litigation settlement in 2002.

Income Taxes

Infinity’s effective tax rate was 33.4% in 2003, 35% in 2002, and 38% in 2001. See footnote 6 to Infinity’s financial statements for an analysis of items affecting the effective tax rate.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8

Financial Statements and Supplementary Data

“Selected Quarterly Financial Data” has been included in Note 9 to the Consolidated Financial Statements of Infinity Property and Casualty Corporation.

ITEM 9A

Controls and Procedures

     Infinity’s chief executive officer and chief financial officer, with assistance from management, have evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to filing this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10

Directors and Executive Officers of the Registrant

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004.

ITEM 11

Executive Compensation

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004.

ITEM 13

Certain Relationships and Related Transactions

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004.

ITEM 14

Principal Accountant Fees and Services

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 10, 2004

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Twelve months ended December 31,
	2003	2002	2001
Revenue
Earned premiums	$698,714	$645,857	$916,378
Net investment income	57,175	61,260	75,215
Realized gains (losses) on investments	959	(6,707)	(5,901)
Other income	12,136	4,043	4,312

Total revenue	768,984	704,453	990,004
Costs and Expenses
Losses and loss adjustment expenses	557,308	527,786	752,336
Commissions and other underwriting expenses	88,519	78,970	202,111
Interest expense	6,532	—	—
Corporate general and administrative expenses	6,901	—	—
Other expenses	22,320	26,764	19,763

Total expenses	681,580	633,520	974,210

Earnings before income taxes	87,404	70,933	15,794
Provision for income taxes	29,168	25,063	6,063

Net Earnings (Loss)	$58,236	$45,870	$9,731

Earnings per Common Share
Basic	$2.86	N/A	N/A
Diluted	$2.83	N/A	N/A
Average number of Common Shares
Basic	20,348	N/A	N/A
Diluted	20,594	N/A	N/A
Cash dividends per Common Share	$0.165	N/A	N/A

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2003	2002
Assets:
Investments:
Fixed maturities – at market (amortized cost - $1,192,418 and $917,104)	$1,245,753	$955,576
Equity securities – at market (cost $19,184 and $19,136)	21,375	17,623

Total investments	1,267,128	973,199
Cash and cash equivalents	125,042	88,053
Accrued investment income	16,772	13,644
Agents’ balances and premiums receivable, net of Allowances for doubtful accounts of $7,902 and $8,941	254,026	206,795
Prepaid reinsurance premiums	42,089	91,924
Recoverables from reinsurers	31,481	34,826
Deferred policy acquisition costs	50,858	21,894
Receivable from affiliates	—	1,474
Current and deferred income taxes	8,890	19,484
Prepaid expenses, deferred charges and other assets	28,563	29,241
Goodwill	75,275	70,322

Total assets	$1,900,124	$1,550,856

Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	$709,887	$604,026
Unearned premiums	371,716	302,627
Payable to reinsurers	36,055	74,959
Long-term debt	195,500	55,000
Payable to affiliates	—	4,755
Commissions payable	23,073	18,812
Accounts payable, accrued expenses and other liabilities	108,523	103,874

Total liabilities	1,444,754	1,164,053
Shareholders’ Equity
Common Stock, no par value – 50,000,000 and 1,000 shares authorized 20,483,958 and 1,000 shares outstanding	20,484	1
Additional paid-in capital	324,787	342,743
Retained earnings	74,856	20,000
Unearned compensations (restricted stock)	(1,000)	—
Unrealized gain, net	36,243	24,059

Total shareholders’ equity	455,370	386,803

	$1,900,124	$1,550,856

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock and Paid-in	Retained	Unrealized Gain
	Capital	Earnings	(Loss)	Unearned Compensation	Total
Balance at December 31, 2000	$656,383	($35,601)	($6,600)		$614,182

Net earnings	—	$9,731	—	—	$9,731
Change in unrealized Comprehensive income	—	—	9,528	—	9,528

				—	19,259
Return of capital	(69,350)	—	—	—	(69,350)
Other	(1,334)	—	—	—	(1,334)

Balance at December 31, 2001	$585,699	($25,870)	$2,928	—	$562,757

Net earnings	—	$45,870	—	—	$45,870
Change in unrealized, net of tax Comprehensive income	—	—	$21,131	—	$21,131

					67,001
Return of capital	(189,476)	—	—	—	(189,476)
Issuance of shares to AFG	1	—	—	—	1
Issuance of Note Payable to AFG	(55,000)	—	—	—	(55,000)
Other	1,520	—	—	—	1,520

Balance at December 31, 2002	$342,744	$20,000	$24,059	—	$386,803

Net earnings	—	58,236	—	—	58,236
Change in unrealized	—	—	11,969	—	11,969
Unrealized gain on derivative			215		215

Comprehensive income					70,420
Dividends paid to common stockholders	—	(3,380)			(3,380)
Issuance of restricted stock awards	2,150			(2,150)	—
Amortization of unearned compensation	—	—	—	1,150	1,150
Exercise of stock options	40	—	—	—	40
Capital contribution	2,476	—	—	—	2,476
Other	(2,139)				(2,139)

Balance at December 31, 2003	$345,271	$74,856	$36,243	$(1,000)	$455,370

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2003	2002	2001
Operating Activities
Net earnings	$58,236	$45,870	$9,731
Adjustments:
Depreciation and amortization	17,621	13,741	13,548
Realized (gains) losses on investments	(959)	6,707	5,901
Change in accrued investment income	(1,648)	2,719	1,049
Change in agents balances and premiums receivable	(7,006)	31,480	72,814
Change in reinsurance receivable	92,461	8,247	(119,849)
Change in deferred policy acquisition costs	(17,812)	18,054	43,807
Change in other assets	(3,771)	4,601	(1,468)
Change in balances with affiliates	7,844	1,645	(6,647)
Change in insurance claims and reserves	(37,932)	(78,026)	(78,833)
Change in payable to reinsurers	(38,904)	(16,004)	88,705
Change in other liabilities	132	4,833	5,519
Other, net	1,176	1,617	(1,287)

Net cash provided by operating activities	69,438	45,484	32,990
Investing Activities
Purchases of and additional investments in:
Fixed maturity investments	(419,844)	(325,783)	(531,892)
Equity securities	(11,711)	(109)	—
Property and equipment	(2,096)	(4,105)	(17,785)
Maturities and redemptions of fixed maturity investments	166,672	105,471	67,402
Sales of:
Fixed maturity investments	89,836	295,130	384,137
Equity securities	11,057	18,891	9,305
Property and equipment	177	324	16,301

Net cash (used in) provided by investing activities	(165,909)	89,909	(72,532)
Financing Activities
Increase in long-term debt	196,300	—	—
Repayment of long-term debt	(4,500)	—	—
Repayment of note payable to AFG	(55,000)	—	—
Dividends paid on Common Stock	(3,380)	—	—
Proceeds from exercise of stock options	40	—	—
Dividends and return of capital distributions	—	(108,041)	(61,864)

Net cash provided by (used in) financing activities	133,460	(108,041)	(61,864)
Net Increase (Decrease) in Cash and Short Term Investments	36,989	27,352	(101,406)
Cash and cash equivalents at beginning of period	88,053	60,701	162,107

Cash and cash equivalents at end of period	$125,042	$88,053	$60,701

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

1.	Organization and Basis of Presentation	8.	Benefit Plans
2.	Accounting Policies	9.	Quarterly Operating Results
3.	Investments	10.	Insurance Reserves
4.	Long-Term Debt	11.	Reinsurance
5.	Equity in Affiliates	12.	Statutory Information
6.	Income Taxes	13.	Additional Information
7.	Equity Compensation Plans	14.	Subsequent Events

Note 1 Organization and Basis of Presentation

Infinity Property and Casualty Corporation (“Infinity”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the “NSA Group”).

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business written through agents (the “Assumed Agency Business”) by AFG’s principal property and casualty subsidiary, Great American Insurance Company (“GAI”). GAI, in turn, transferred to Infinity assets (primarily investment securities) with a market value of $125.3 million and permits Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies which had previously issued such policies. This arrangement will continue until Infinity makes the proper rate and form filings to allow its insurance subsidiaries to write these policies or non-renews the business, which is expected by the end of 2006.

The business assumed from GAI in 2003 is not included in the historical consolidated statements of Infinity. The Assumed Agency Business reported the following selected financial data as of December 31, 2002 and 2001:

	2002	2001
Earnings Statement Data:
Earned Premiums	$107.2	$149.9
Underwriting Loss	(10.0)	(14.7)
Balance Sheet Data:
Assets (excluding Investments) to be Transferred	$53.5	$78.8
Investments to be Transferred	125.3	—
Unpaid Losses and Loss Adjustment Expenses	125.6	115.9
Liabilities to be Transferred	178.8	200.5

At December 31, 2002, AFG beneficially owned all of Infinity’s Common Stock. In February of 2003, AFG sold 12.5 million shares (61%) of Infinity in an initial public offering. In December of 2003, AFG disposed of its remaining investment (7.9 million shares) in Infinity in a secondary public offering.

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of and for the twelve month period ended December 31, 2003. Infinity’s prior period financial statements represent the combined statements of the NSA Group. Earnings per share data is not applicable because the Consolidated Statement of Operations represents the combined statements of wholly-owned subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

The accompanying income statements include corporate general and administrative expenses for the twelve month periods ended December 31, 2003, 2002, and 2001. Infinity was a wholly owned subsidiary of AFG for the periods prior to 2003 and corporate holding company expenses were not allocated to Infinity for these periods. All appropriate expenses are included in other expenses for the twelve month periods ended December 31, 2002 and 2001. Infinity considered the guidance in Staff Accounting Bulletin 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity” (Topic 1.B) in preparing these Consolidated Financial Statements.

The accompanying income statements include expenses incurred directly by Infinity as well as charges for fees allocated by other AFG subsidiaries to Infinity for various services. Prior to 2002, charges billed by GAI for corporate staff services, including human resources, risk management, legal, and financial reporting were based on estimated usage. Beginning in 2002, these costs are based on the percentage of capital that each of the AFG property and casualty insurance subsidiaries needs to run its business, which approximates estimated usage. Investment management fees have been based on the proportion each subsidiary’s portfolio (at market value) bears to the total portfolios being managed. Management believes that these charges billed by AFG are reasonable and the accompanying consolidated financial statements are representative of the costs of Infinity doing business on a stand-alone basis. All significant inter-company balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

The acquisition of the NSA Group has been accounted for at AFG’s historical carrying amounts as transfers of net assets between entities under common control in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141.

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Note 2 Accounting Policies

Investments

All fixed maturity securities are considered “available for sale” and reported at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

Securities having a carrying value of about $44 million at December 31, 2003 were on deposit as required by regulatory authorities.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Goodwill

Goodwill represents the excess of Infinity’s cost basis of its subsidiaries over its equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. SFAS No. 142, Goodwill and Other Intangible Assets, eliminated the practice of amortizing goodwill and instead requires that impairment test procedures be performed on at least an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of October 1, 2003 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The transitional test under the new standard indicated that there was no impairment at that date. Infinity intends to perform this test annually each October 1.

Goodwill amortization expense was $2.2 million for the twelve month period ended December 31, 2001. The balance of accumulated amortization was approximately $37.8 million. Had no amortization expense been recorded in 2001, net earnings would have been $12.0 million for the twelve month period ended December 31, 2001. The $5 million increase in goodwill during 2003 represents goodwill associated with the Assumed Agency Business.

Reinsurance

Infinity’s insurance subsidiaries cede reinsurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, Infinity’s insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Infinity’s insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers represents ceded premiums retained by Infinity’s insurance subsidiaries to fund ceded losses as they become due. Infinity’s insurance subsidiaries also assume reinsurance, primarily from other AFG subsidiaries. Income on reinsurance assumed is recognized based on reports received from ceding companies.

Deferred Policy Acquisition Costs (“DPAC”)

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

Premiums and Receivables

Insurance premiums written are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small commercial accounts throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on prior experience, the relationship between receivables and unearned premium, on a policy basis, and an aging process of past due balances.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Income Taxes

Infinity will file a consolidated federal income tax return including all 80%-owned U.S. subsidiaries for periods following its initial public offering. Infinity and its 80%-owned subsidiaries are parties to a tax allocation agreement effective for periods following the offering which designates how tax payments are shared by members of the tax group. In general, each subsidiary agrees to pay Infinity taxes computed on a separate company taxable income basis. Infinity agrees to pay each subsidiary for the tax benefit, if any, of net losses used by other members of the consolidated group. Taxes paid by Infinity in 2003 were $25.3 million. Prior to the offering, Infinity and its subsidiaries were part of the American Financial Corporation (“AFC”, an AFG subsidiary) tax group and were parties to a tax allocation agreement with AFC. In general, AFC companies computed taxes on a separate return basis and made payments to (or receive benefits from) AFC based on taxable income. Taxes allocated to Infinity while included in the AFC tax group for the twelve month periods ended December 31, 2002 and 2001 were $25.1 million and $6.1 million, respectively. The tax allocation agreements with AFC have not impacted the recognition of income tax expense and income tax payable in Infinity’s financial statements.

Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities are aggregated on the balance sheet.

Benefit Plans

Infinity provides retirement benefits to qualified employees of participating companies and health care and life insurance benefits to eligible retirees. Infinity also provides post-employment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

Derivatives

Derivatives in the Consolidated Balance Sheets consist of investments in common stock warrants (included in equity securities at December 31, 2002 only) and an interest rate swap instrument (included in the prepaid expenses, deferred charges, and other assets line as of December 31, 2003 only). The carrying value of the warrants was less than $1 million at December 31, 2002; they were sold in September 2003.

The carrying value of the interest rate swap was $0.3 million at December 31, 2003. Periodic changes in the fair value of the interest rate swap are recorded net of tax in unrealized gains and losses as permitted under the accounting rules set forth in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Refer to Note 4 for more information on this instrument.

Statements of Cash Flows

For cash flow purposes, “investing activities” are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. “Financing activities” include obtaining resources from owners and providing them with a return on their investments. All other activities are considered “operating”. Investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. Refer to Note 7 for more information on stock based compensation.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer amortized beginning January 1, 2002, but is subject to an impairment test at least annually. Infinity completed the transitional test for impairment in 2002 with no write-down required. Other operating and general expenses for Infinity includes goodwill amortization of $2.2 million in both 2001 and 2000. The carrying value of goodwill at December 31, 2002 was $70.3 million. The increase at December 31, 2003 reflects the $5.0 million of goodwill for the assumption of the personal lines agency business.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Infinity’s accounting methods for stock-based compensation are fully described in Notes 1 and 7 to the Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 3 Investments

Fixed maturities and equity securities consisted of the following (in millions):

	December 31, 2003
			Gross Unrealized
	Amortized	Market
	Cost	Value	Gains	Losses
Fixed maturities:
United States Government and government agencies and authorities	$99.8	$101.7	$2.4	$(.5)
States, municipalities and Political subdivisions	185.4	190.4	5.3	(.2)
Foreign government	2.3	2.3	—	—
Public utilities	114.8	120.8	6.2	(.3)
Mortgage-backed securities	209.5	213.1	4.5	(1.0)
All other corporate	569.2	604.5	35.5	(.3)
Redeemable preferred stocks	11.4	13.0	1.7	—

	$1,192.4	$1,245.8	$55.6	($2.3)

Equity securities	$19.2	$21.4	$2.2	—

	December 31, 2002
			Gross Unrealized
	Amortized	Market
	Cost	Value	Gains	Losses
Fixed maturities:
United States Government and government agencies and authorities	$84.1	$88.2	$4.1	$—
States, municipalities and political subdivisions	56.0	59.7	3.8	(.1)
Foreign government	2.3	2.5	.2	—
Public utilities	111.8	112.8	3.7	(2.7)
Mortgage-backed securities	133.1	138.8	6.1	(.4)
All other corporate	520.3	543.0	31.6	(8.9)
Redeemable preferred stocks	9.5	10.6	1.4	(.3)

	$917.1	$955.6	$50.9	(12.4)

Equity securities	$19.1	$17.6	$.4	($1.9)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

			Securities
			With
		Securities With	No Unrealized
	Securities With	Unrealized	Gains or	All Fixed maturity
Maturity	Unrealized Gains	Losses	Losses	Securities
One year or less	$25.6	$—	$—	$25.6
After one year through five years	340.5	34.9	.1	375.5
After five years through ten years	408.8	79.5	4.4	492.7
After ten years	98.5	11.0	1.0	110.5
Mortgage-backed securities	154.9	85.3	1.3	241.5

Total	$1,028.3	$210.7	$6.8	$1,245.8

	Pretax
	Fixed	Equity	Tax
	Maturities	Securities	Effects	Net
Year ended December 31, 2003
Unrealized holding gains (losses) on securities arising during the period	$13.2	$4.0	$(5.9)	$11.3
Realized losses included in net income	1.2	(.3)	(.3)	.6

Change in unrealized gain (loss) on marketable securities, net	$14.4	$3.7	$(6.2)	$11.9

Year ended December 31, 2002
Unrealized holding gains (losses) on securities arising during the period	$33.9	$(8.2)	$(9.0)	$16.7
Realized losses included in net income	1.5	5.2	(2.3)	4.4

Change in unrealized gain (loss) on marketable securities, net	$35.4	$(3.0)	$(11.3)	$22.1

Year ended December 31, 2001
Unrealized holding gains (losses) on securities arising during the period	$17.6	$(8.8)	$(3.1)	$5.7
Realized losses included in net income	(.6)	6.5	(2.1)	3.8

Change in unrealized gain (loss) on marketable securities, net	$17.0	$(2.3)	$(5.2)	$9.5

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

The following chart summarizes Infinity’s security positions with unrealized losses which were less than twelve months old and greater than twelve months old as of December 31, 2003 (in thousands):

	Less than twelve months
	Number of	Amortized	Market	Unrealized
	Securities	Cost	Value	Loss
Fixed Maturities	52	$187,885	$185,752	$2,133
Equity securities	4	6,325	6,268	57

Total	56	$194,210	$192,020	$2,190

	Greater than twelve months
	Number of	Amortized	Market	Unrealized
	Securities	Cost	Value	Loss
Fixed Maturities	9	$12,320	$11,883	$437
Equity securities	—	—	—	—

Total	9	$12,320	$11,883	$437

Gross gains and losses on fixed maturity investment transactions included in the Consolidated Statement of Cash Flows consisted of the following (in millions):

	2003	2002	2001
Gross Gains	$6.9	$14.3	$14.8
Gross Losses	(6.0)	(15.8)	(14.2)

Net Investment Income

The following table shows (in millions) investment income earned and investment expenses (including interest charges on payables to reinsurers) incurred by Infinity’s insurance companies.

	Year ended December 31,
	2003	2002	2001

Investment income:
Fixed maturities	$64.7	$70.3	$79.5
Equity securities	1.0	1.1	1.3
Other	.2	.2	.2

	65.9	71.6	81.0
Investment expenses (a)	(8.7)	(10.3)	(5.8)

	$57.2	$61.3	$75.2

(a)	Investment expenses include interest of $6.3 million in 2003 and $7.7 million in 2002 that was credited in connection with the Inter-Ocean Reinsurance (Ireland) Limited reinsurance agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 4 Long-Term Debt

Infinity repaid the $55 million note due to AFG in July 2003 with proceeds from a $200 million seven year amortizing term loan. The loan proceeds of $196.3 million (net of issued costs of $3.7 million) were also used to supplement the working capital of Infinity’s insurance subsidiaries, to reduce Infinity’s reliance on reinsurance and for general corporate purposes. The term loan (prepaid in full in February 2004) accrued interest at a variable rate and at Infinity’s choice of LIBOR plus 2.5% or Prime plus 1.5%. To hedge against future adverse movements in short-term interest rates, Infinity entered into an interest rate swap for $100 million of the principal, in which the variable rate payments due for the first three years of the term were exchanged for a fixed rate of 4.89%. The covenants of the loan had required Infinity to maintain certain minimum interest and fixed charge coverage ratios, as well as minimum levels of capital and surplus; the requirements of all loan covenants were met as of December 31, 2003. The first two loan principal repayment amounts of $2,250,000 were made on September 30 and December 31, 2003. In compliance with the loan agreement, Infinity made an additional principal payment of $2.5 million, one half of the over-allotment proceeds from the secondary public offering, in January 2004. The remainder was to be repaid in quarterly installments. The following chart shows the scheduled principal repayment amounts (in thousands).

Payment made January 8, 2004	$2,475
2004	8,886
2005	11,108
2006	15,551
2007	24,437
2008	37,766
2009	58,746
2010	36,531

$195,500

Refer to Note 14, Subsequent Events, for a discussion of the prepayment of this loan.

Note 5 Equity in Affiliates

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

In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. Due to the expected restructuring, Infinity recorded a fourth quarter 2000 pretax charge of $14.2 million to write down its investment in Chiquita to quoted market value at December 31, 2000. In 2001, Infinity suspended accounting for the investment under the equity method and reclassified the investment to “Equity securities”. In the third quarter of 2001, Infinity wrote down its investment in Chiquita by an additional $669,000. In March 2002, the court approved Chiquita’s plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the plan, over $700 million in principal and accrued interest related to Chiquita’s public debt was converted into common equity. As a result, Infinity received approximately 14,400 “new” shares in the reorganized company plus warrants expiring in 2009 to purchase an additional 240,000 shares at $19.23 per share. All of the common shares were sold in 2002 and the warrants were sold in September of 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Statement of Operations (in thousands):

	Year ended December 31,
	2003	2002	2001
Earnings (loss) before income taxes	$87,404	$70,933	$15,794

Income taxes at statutory rate	$30,591	$24,827	$5,528
Effect of:
Amortization of goodwill	—	—	782
Dividends received deduction	(368)	(450)	(385)
Tax-exempt interest	(1,061)	—	—
Other	6	686	138

Provision (credit) for income taxes as shown on the Consolidated Statement of Operations	$29,168	$25,063	$6,063

The total income tax provision (credit) consists of (in thousands):
Current	$31,124	$34,070	$4,964
Deferred	(1,956)	(9,007)	1,099

	$29,168	$25,063	$6,063

Certain members of the Infinity consolidated tax group were allocated the following carryforwards from AFG which were available as of December 31, 2003 (in millions):

	Expiring	Amount
Operating loss	2019	$1.2
Capital	2007 to 2008	27.2
Tax credit	N/A	2.5

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2003	2002
Deferred tax assets:
Discount on loss reserve	$19.9	$17.9
Unearned premium reserve	22.7	14.0
Investment securities	—	.2
Net operating loss carryforward	1.2	6.8
Net capital loss carryforward	27.2	—
Alternative minimum tax credit	2.5	—
Other, net	9.8	9.3

	83.3	48.2
Valuation allowance for deferred tax assets	(33.8)	(17.8)

	49.5	30.4
Deferred tax liabilities:
Deferred policy acquisition costs	($17.8)	($7.7)
Depreciation and amortization	(3.0)	(4.9)
Investment securities	(15.4)	—

	(36.2)	(12.6)

Net deferred tax assets	$13.3	$17.8

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

Changes in Deferred Tax Assets and Valuation Allowance

Operating loss carryforwards decreased by $5.6 million from 2002 to 2003 as a result of revised calculations performed by AFG with respect to loss utilization while the Infinity companies were included in the AFC tax group. Capital loss carryforwards increased by $27.2 from 2002 to 2003 primarily as a result of $19.1 million of prior intercompany deferred losses recognized by the Infinity companies at the IPO date for which AFC was not able to fully utilize in their tax group. The remaining increase in capital loss carryforwards of $8.1 million was primarily attributable to Infinity’s loss on the sale of warrants in 2003. The alternative minimum tax (“AMT”) credit increased by $2.5 million from 2002 to 2003 as a result of calculations performed by AFG with respect to tax credit utilization while the Infinity companies were included in a prior group. The valuation allowance increased by $16.0 million from 2002 to 2003 primarily as a result of increases in the deferred tax asset related to capital losses as discussed above and management’s expectation of fully utilizing those losses.

Note 7 Equity Compensation Plans

Infinity established the 2002 Stock Option Plan to enable it to attract and motivate its employees and to encourage the identification of their interests with those of Infinity’s shareholders. The plan also provides for the grant of options to purchase shares by Infinity’s non-employee directors. The plan provides for the grant of “incentive stock options” that are qualified under the Internal Revenue Code of 1986, as amended (the “Code”), and for the grant of nonqualified stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED

The maximum number of shares of Infinity’s Common Stock for which options may be granted under the plan is 2,000,000 (subject to antidilution provisions). Infinity’s compensation committee administers the plan. Each member of the committee is an “outside director,” as such term is defined under Section 162(m) of the Code, and a “Non-Employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

Subject to specific limitations contained in the plan, Infinity’s board of directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

Options generally expire ten years after the date of grant, though the committee can provide for a shorter term for a particular grant. Generally, subject to the discretion of the compensation committee, 20% of the shares underlying an option will become exercisable upon the first anniversary of the date of grant, and 20% become exercisable on each subsequent anniversary. Options issued to non-employee directors are immediately exercisable. Exercise prices for options granted under the plan may not be less than the fair market value on the date of grant. The compensation committee has broad discretion in determining the terms of the grant of awards under the plan, subject to the restrictions outlined above. Upon a change of control, as defined in the plan, all outstanding options will immediately vest in full and become exercisable.

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

The following chart describes activity for Infinity’s Stock Option Plan for the twelve month period ended December 31, 2003:

		Weighted Average
Options Outstanding	Number of Options	Exercise Price
As of January 1, 2003	—	—
Granted	425,180	$16.11
Exercised	(2,500)	$16.00
Cancelled	(3,500)	$16.00

As of December 31, 2003	419,180	$16.11

	Number of Options		Remaining
			contractual
Exercise Price	Outstanding	Exercisable	life
$16.00	414,180	5,000	9.2 years
$25.56	5,000	5,000	9.7 years

	419,180	10,000

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost related to stock options been determined and recognized based on “fair values” at grant dates consistent with the method prescribed by SFAS No. 123. No information is applicable for the twelve month period ended December 31, 2002 as no options had been granted. For SFAS No. 123, purposes, the “fair value” of $5.98 per option granted in 2003 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 1.4%; expected volatility of 33%; risk-free interest rate of 4.0%; and expected option life of 7.5 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, the actual value of the option grants may be higher or lower than the SFAS No. 123 “fair value.”

Twelve months ended December
31, 2003
Net earnings, as reported	$58,236
Pro forma stock option expense	(477)

Adjusted net earnings	$57,759

Earnings per share (as reported):
Basic	$2.86
Diluted	$2.83
Earnings per share (adjusted):
Basic	$2.84
Diluted	$2.81

Equity compensation plans had the following effects on the denominators of Infinity’s earnings per share calculations for the twelve month period ended December 31, 2003, as follows (in thousands):

	Basic	Diluted
Average shares outstanding	20,347	20,347
Dilutive effect of equity compensation	1	247

Average shares used for earnings per share calculations	20,348	20,594

Note 8 Benefit Plans

Infinity provides retirement benefits for virtually all eligible employees by matching contributions made on a discretionary basis to participants’ accounts in the Infinity 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $12,000 per year or 25% of the participant’s salary. The matching percentage made by Infinity is 100% of participants’ contributions up to a ceiling of 3% of participants’ earnings.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Infinity also provides postretirement medical and life insurance benefits to retirees. The benefit obligation was allocated to Infinity from the former AFG plan in late 2002 in anticipation of the initial public offering. Data related to this plan is shown in the following tables (in thousands). This data does not reflect the impact of the recently enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Infinity does not expect this legislation to have a material effect on its net benefit obligation or plan costs.

2003
Net benefit obligation at beginning of year	$3,620
Service cost	251
Interest cost	255
Participant contributions	57
Plan amendments	(444)
Actuarial (gain) loss	304
Gross Benefits paid	(224)

Net benefit obligation at end of year	$3,819

2003
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.00%
Health care cost trend on covered charges	10% decreasing
to 5% in 2009
1% increase

Effect on postretirement benefit obligation	$54

2003

Plan assets
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	—
Employer contributions	167
Participant contributions	57
Acquisitions/divestitures	—
Gross benefits paid	(224)

Fair value of plan assets at end of year	$—

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — CONTINUED

2003
Employer contributions
Expected benefit payments
2004	$191
2005	233
2006	277
2007	312
2008	348

2009 – 2013	$2,160

2003
Funded status
Fair value of plan assets	$—
Benefit obligations	3,819
Funded status at end of year	(3,819)
Contributions made after the measurement date	47
Unrecognized actuarial net (gain) loss	304
Unrecognized prior service cost	(444)

Net amount recognized at end of year	$(3,912)

Note 9 Quarterly Operating Results (Unaudited)

While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

The following are quarterly results of consolidated operations of Infinity for the two years ended December 31, 2003 (in millions).

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2003
Revenues	$181.0	$180.3	$190.0	$217.7	$769.0
Net earnings	11.5	12.3	15.0	19.4	58.2
Earnings per share:
Basic	$.57	$.60	$.73	$.96	$2.86
Diluted	.57	.60	.72	.94	2.83
2002
Revenues	$187.9	$170.8	$181.5	$164.3	$704.5
Net earnings	10.6	2.9	17.9	14.5	45.9

Realized gains (losses) on securities amounted to (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2003	$.3	$.2	$.8	$(.3)	$1.0
2002	(.4)	(11.4)	5.4	(.3)	(6.7)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — CONTINUED

Note 10 Insurance Reserves

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

	Year ended December 31,
	2003	2002	2001
Balance at beginning of period	$571	$608	$627
Addition of Assumed Agency Business	126

	697
Provision for losses and LAE occurring in the current year	543	527	762
Net increase (decrease) in provision for claims of prior years (a)	14	1	(10)

Total losses and LAE incurred	557	528	752
Payments for losses and LAE of:
Current year	(233)	(252)	(436)
Prior years	(342)	(313)	(335)

Total payments	(575)	(565)	(771)

Balance at end of period	$679	$571	$608

Add back reinsurance recoverables	31	33	37

Gross unpaid losses and LAE included in the Balance Sheet	$710	$604	$645

(a)	Includes the assumption of the Agency Business

Note 11 Reinsurance

Effective April 2001, Infinity’s insurance subsidiaries entered into a reinsurance agreement with Inter-Ocean under which Infinity agreed to cede 90% of its automobile physical damage business written through December 2002. This agreement was renewed for 2003 on terms substantially equivalent to those in effect in 2002. Under the agreement, Infinity retained all of the ceded premiums to fund ceded losses as they became due from Inter-Ocean. Interest was credited to Inter-Ocean for funds held on their behalf. Premiums ceded under this agreement were $170 million and $296 million for the twelve month periods ended December 31, 2003 and 2002, respectively. In addition, premiums ceded for the Assumed Agency Business were $22 million and $79 million for the twelve month periods ended December 31, 2003 and 2002, respectively. Interest credited, which is reported as a reduction of net investment income, was $6.3 million and $7.7 million for the same periods, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — CONTINUED

In addition, Infinity’s insurance subsidiaries assume a limited amount of other business, primarily from affiliates of AFG. The following table shows (in millions) (i) written and earned premiums included in income for reinsurance assumed, (ii) amounts deducted from written and earned premiums in connection with reinsurance ceded and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

	Year ended December 31,
	2003	2002	2001
Direct premiums written	$846	$873	$908
Reinsurance assumed	159	42	55
Reinsurance ceded	(187)	(302)	(225)

Net written premiums	$818	$613	$738

Direct premiums earned	$833	$906	$986
Reinsurance assumed	123	46	60
Reinsurance ceded	(257)	(306)	(130)

Net earned premiums	$699	$646	$916

Reinsurance recoveries	$123	$174	$93

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 12 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis were as follows (in millions):

Net Earnings (Loss)			Policyholders’ Surplus

2003	2002	2001	2003	2002
$(23.5)	$65.6	$56.9	$446.1	$325.4

For the twelve month period ended December 31, 2003, statutory results differed from net earnings on a GAAP basis due to (i) a realized loss from the writeoff of an investment in Penn Central U.K. Limited and its insurance subsidiary of $55 million for statutory purposes and (ii) amortization of deferred acquisition costs. For GAAP purposes, the $55 million loss from the insurance subsidiary has been recorded in the NSA Group’s prior to 2003 using the equity method of accounting.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 13 Additional Information

Agents’ balances and premiums receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in other operating and general expenses. A progression of the aggregate allowance follows (in millions):

	2003	2002	2001
Beginning balance	$8.9	$10.1	$10.4
Provision for losses	10.5	14.1	14.3
Uncollectible amounts written off	(11.5)	(15.3)	(14.6)

Ending balance	$7.9	$8.9	$10.1

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity companies are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2004 from Infinity’s insurance companies without seeking regulatory clearance is approximately $46 million. Additional amounts of dividends, loans and advances require regulatory approval.

Rent Expense

Total rental expense for various leases of office space and equipment was $20.7 million, $15.2 million, and $12.9 million for the twelve month periods ended December 31, 2003, 2002, and 2001, respectively.

Future minimum rentals, primarily related to office space, required under operating leases having initial or remaining lease terms in excess of one year at December 31, 2003 were as follows: 2004 — $19.4 million; 2005 — $15.4 million; 2006 — $12.3 million; 2007 — $9.2 million; 2008 — $8.5 million and $24.6 million thereafter.

Future aggregate minimum sublease income is $4.0 million at December 31, 2003.

Contingencies

Infinity is subject to litigation resulting principally from normal insurance activities. Management believes that the outcome of such matters will not have a material effect upon Infinity’s consolidated financial position.

Related Party Transactions

Various business has been transacted between Infinity and AFG and its subsidiaries over the past several years, including insurance, computer processing and programming, payroll processing, office rental and sales of assets. Aggregate charges for these items have been insignificant in relation to revenues.

Infinity’s investment portfolio is managed by a subsidiary of AFG. Net investment income includes investment management charges of $2.0 million in 2003, $1.8 million in 2002 and $2.0 million in 2001.

Infinity has purchased and sold securities at fair value in transactions with AFG subsidiaries; it has also transferred securities to its former parent in the form of capital distributions and received securities from its former parent as capital contributions. Such purchases, sales and transfers and related realized gains (losses) were as follows (in millions):

	Acquisitions		Dispositions	Realized Losses
2003	$114.7	(a)	$4.7	($.6)
2002	—		102.7	(7.9)
2001	31.6		7.5	(.1)

(a)	Consists entirely of securities transferred from AFG to Infinity to support the net reserves of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 14 Subsequent Events (Unaudited)

In December 2003, AFG sold its remaining holdings of Infinity stock (7.85 million shares), of which Infinity received none of the proceeds, through a secondary public offering. In conjunction with this transaction, in January 2004 Infinity sold 170,829 newly issued shares through an over-allotment option. Of the $4.9 million net proceeds, approximately $2.5 million was paid on the term loan as an additional principal payment. The remainder is to be used for general corporate purposes.

In February 2004, Infinity issued $200 million principal amount of Senior Notes due 2014. The notes bear interest at a fixed 5.5% coupon rate which is payable semiannually. The proceeds of the Senior Notes were used to retire the variable rate term loan which was secured in July of 2003. Unamortized debt issuance costs relating to the issuance of the variable rate term loan were written off upon the retirement of this loan, resulting in a pretax charge of $3.3 million in the first quarter of 2004. In addition, the interest rate swap, which Infinity held in conjunction with the term loan, was settled and resulted in a pretax charge of $0.3 million in the first quarter of 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Infinity Property and Casualty Corporation

We have audited the accompanying statement of assets (excluding investments) and liabilities to be transferred of the Personal Lines Agency Business of Great American Insurance Company as of December 31, 2002 and 2001, and the related statements of underwriting gains and losses and underwriting cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the schedules listed in the Index at Item 15(a). These statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements and schedules based on our audits.

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

The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-K of Infinity Property and Casualty Corporation, and as described in Note A, are not intended to be a complete presentation of the Company’s assets, liabilities, revenues, expenses and cash flows.

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

/S/ ERNST & YOUNG LLP

Cincinnati, Ohio
March 18, 2003

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
PERSONAL LINES AGENCY BUSINESS OF
GREAT AMERICAN INSURANCE COMPANY

FINANCIAL STATEMENTS
(In Thousands)

Statement of Assets (excluding Investments) and Liabilities to be Transferred

	December 31,
	2002	2001
Assets (excluding Investments) to be Transferred:
Agents’ balances	$37,015	$44,632
Deferred policy acquisition costs	11,152	24,538
Goodwill	4,954	4,954
Other assets	414	4,684

	$53,535	$78,808

Liabilities to be Transferred:
Unpaid losses and loss adjustment expenses	$125,623	$115,885
Unearned premiums	47,978	80,941
Other liabilities	5,199	3,680

	$178,800	$200,506

Statement of Underwriting Gains and Losses

	Year ended December 31,
	2002	2001
Earned premiums	$107,224	$149,925
Losses and Expenses:
Losses and loss adjustment expenses	91,064	121,811
Commissions and other underwriting expenses	26,189	42,819

Underwriting loss	($10,029)	($14,705)

Statement of Underwriting Cash Flows

	Year ended December 31,
	2002	2001
Premiums collected	$81,878	$154,113
Losses and loss adjustment expenses paid	(81,326)	(111,806)
Commissions and other underwriting expenses paid	(10,346)	(46,092)

Cash used by underwriting	($9,794)	($3,785)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PERSONAL LINES AGENCY BUSINESS OF
GREAT AMERICAN INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

Background and Basis of Presentation

Great American Insurance Company (“GAI”) is an indirect wholly-owned subsidiary of American Financial Group, Inc. Through a reinsurance agreement effective January 1, 2003, GAI transferred its personal lines business written through independent agents (the “Assumed Agency Business”) to Infinity Property and Casualty Corporation (“Infinity”). Under the reinsurance agreement, GAI also transferred to Infinity assets (primarily investment securities) with a market value of approximately $125.3 million.

The accompanying statements have been prepared from the historical accounting records of GAI and present the assets (excluding investments) and liabilities to be transferred, the related underwriting gains and losses and underwriting cash flows attributable to the Assumed Agency Business. The Assumed Agency Business represents a portion of AFG’s Personal Lines segment of operations and is not a separate legal entity. Accordingly, this business does not have a separate investment portfolio or equity structure. For these reasons, the financial records necessary for complete financial statements including investments, investment results, and tax provisions do not exist.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Accounting Policies

Deferred Policy Acquisition Costs (“DPAC”)

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PERSONAL LINES AGENCY BUSINESS OF
GREAT AMERICAN INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS – CONTINUED

Quarterly Operating Results (Unaudited)

While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

The following are quarterly results of operations of the Assumed Agency Business for the two years ended December 31, 2002 (in millions).

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2002
Earned premiums	$39.5	$41.4	$3.8	$22.5	$107.2
Underwriting loss	(2.7)	(1.5)	(4.2)	(1.6)	(10.0)
2001
Earned premiums	$35.2	$37.4	$39.0	$38.3	$149.9
Underwriting loss	(1.2)	(1.4)	(4.7)	(7.4)	(14.7)

Insurance Reserves

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years on a GAAP basis (in millions):

	Year Ended December 31,
	2002	2001
Balance at beginning of period	$116	$106
Provision for losses and LAE occurring in the current year	84	118
Net increase in provision for claims of prior years	7	4

Total losses and LAE incurred	91	122
Payments for losses and LAE of:
Current year	(31)	(62)
Prior years	(50)	(50)

Total payments	(81)	(112)

Balance at end of period	$126	$116

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:

	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:

		A.	Selected Quarterly Financial Data is included in Note 9 to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2003, 2002, and 2001:	Page

			II - Condensed Financial Information of Registrant.	65

			VI - Supplemental Information Concerning Property-Casualty Insurance Operations.	67

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits - see Exhibit Index on page 69

(b)	Report on Form 8-K: October 28, 2003 Third Quarter Earnings Release

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Thousands)

Condensed Balance Sheet
As of December 31, 2003

	As of December 31,
	2003	2002
Assets:
Investment in subsidiaries	$592,089	$441,802
Cash and other short-term investments	49,442	1
Fixed maturities, at market (amortized cost: $15,101)	15,070	—
Other assets	5,427	—

Total assets	$662,028	$441,803

Liabilities and Shareholders’ Equity:
Long-term debt	$195,500	$—
Payables to affiliates	11,112	55,000
Other liabilities Payables to affiliates	46	—
Shareholders’ equity	455,370	386,803

Total liabilities and shareholders’ equity	$662,028	$441,803

     The companies comprising the NSA Group were transferred to Infinity on December 31, 2002. No operations were conducted by the Registrant during 2002.

Condensed Statement of Earnings
for the Twelve Month Period ended December 31, 2003

Income in equity of subsidiaries	$66,952
Interest Income	13

66,965
Expenses:
Interest expense	6,532
Holding company expenses	6,901

13,433

Net earnings before taxes	$53,532
Income tax (benefit)	(4,704)

Net income	$58,236

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Thousands)

Condensed Statement of Cash Flows
for the Twelve month period ended
December 31, 2003

Net income	$58,236
Equity in consolidated subsidiaries	(66,952)
Restricted stock amortization	1,150
Change in other assets	(1,398)
Change in other liabilities	46
Change in intercompany payable	11,112

Cash provided from operating activities	2,194
Cash provided from (used by) investing activities
Investment in fixed income securities	(15,213)
Capital contribution received from subsidiary	39,000
Capital contributed to subsidiaries	(110,000)

(86,213)
Cash provided from financing activities:
Proceeds from issuance of long term debt	196,300
Repayment of long-term debt	(4,500)
Repayment of note to affiliate	(55,000)
Dividends paid to shareholders	(3,380)
Other	40

Cash provided from financing activities	133,460

Net increase in cash and short term investments	49,441
Cash and short term investments at beginning of period	1

Cash and short term investments at end of period	$49,442

INFINITY PROPERTY AND CASUALTY CORPORATION
& PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2003
(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E		COLUMN F	COLUMN G
		RESERVES FOR
	DEFERRED	UNPAID CLAIM
AFFILIATION	POLICY	AND CLAIMS	DISCOUNT				NET
WITH	ACQUISITION	ADJUSTMENT	DEDUCTED	UNEARNED		EARNED	INVESTMENT
REGISTRANT	COSTS	EXPENSES	IN COLUMN C	PREMIUMS		PREMIUMS	INCOME
INFINITY PROPERTY AND CASUALTY CORPORATION
2003	$51	$710 (a)	$2	$372	(b)	$699	$57

2002	$22	$604 (a)	$—	$303	(b)	$646	$61

2001	$40	$645 (a)	$—	$339	(b)	$916	$75

PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE COMPANY
2003 (c)
2002	$11	$126	$—	$48		$107	$—

2001	$25	$116	$—	$81		$150	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN H		COLUMN I	COLUMN J	COLUMN K
	CLAIMS AND CLAIM
	ADJUSTMENT EXPENSES
	INCURRED RELATED TO			PAID CLAIMS
AFFILIATION			AMORTIZATION OF	AND CLAIM
WITH	CURRENT	PRIOR	DEFERRED POLICY	ADJUSTMENT	PREMIUMS
REGISTRANT	YEARS	YEARS	ACQUISITION COSTS	EXPENSES	WRITTEN
INFINITY PROPERTY AND CASUALTY CORPORATION
2003	$543	$14	$33	$575	$818

2002	$527	$1	$40	$565	$613

2001	$762	($10)	$161	$771	$738

PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE COMPANY
2003 (c)
2002	$84	$7	$15	$81	$74

2001	$118	$4	$30	$112	$165

(a)	Grossed up for reinsurance recoverables of $31 million, $33 million and $37 million at December 31, 2003, 2002 and 2001, respectively.

(b)	Grossed up for prepaid insurance premiums of $42 million, $92 million and $96 million at December 31, 2003, 2002 and 2001, respectively.

(c)	The personal lines agency business was assumed by Infinity effective January 1, 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

Infinity Property and Casualty Corporation

Signed: March 19, 2004	BY: /s/ JAMES R. GOBER

James R. Gober Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ JAMES R. GOBER James R. Gober	Chairman of the Board of Directors, Chief Executive Officer, and President	March 19, 2004

/s/ SAMUEL J. SIMON Samuel J. Simon	Senior Vice President, General Counsel, Secretary, and Director	March 19, 2004

/s/ ROGER SMITH Roger Smith	Senior Vice President, Chief Financial Officer, and Director	March 19, 2004

/s/ GREGORY G. JOSEPH Gregory G. Joseph	Director*	March 19, 2004

/s/ GREGORY C. THOMAS Gregory C. Thomas	Director*	March 19, 2004

/s/ JORGE G. CASTRO Jorge G. Castro	Director*	March 19, 2004

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	March 19, 2004

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to as Exhibit 3.1 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)	(*)

4.1	Indenture, dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee.

4.2	Exchange and Registration Rights Agreement dated February 17, 2004.

Material Contracts:

10.1	Formation and Separation Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.1 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.2	Reinsurance Agreement between Windsor Insurance Company, as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.3	Automobile Physical Damage Variable Quota Share Reinsurance Agreement, dated January 1, 2004, made and entered into by and between Leader Insurance Company, Infinity Insurance Company, and Windsor Insurance Company and American Re-Insurance Company.

10.4	Services Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.6 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.5	Investment Services Agreement between Infinity and American Money Management (incorporated by reference to Exhibit 10.8 to Infinity’s S-1/A filed on November 28, 2002)	(*)

10.6	Reinsurance Agreement with Inter-Ocean Reinsurance Limited (incorporated by reference to Exhibit 10.10 to Infinity’s Form S-1/A filed on November 22, 2002)	(*)

10.7	Non-competition Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.11 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.8	Tax Allocation Indemnification Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.12 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.9	License Agreement between Great American Insurance Company and Infinity (incorporated by reference to Exhibit 10.13 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.10	Reinsurance Agreements between Republic Indemnity Company of America and Infinity (incorporated by reference to Exhibit 10.14 to Infinity’s Form S-1/A filed on January 3, 2003)	(*)

10.11	Reinsurance Cover Note with Inter-Ocean Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.15 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

10.12	Lease between Great American Insurance Company and the Registrant for property located at 14 East Fourth Street, Cincinnati, Ohio (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the year ended on December 31, 2002)	(*)

10.13	Lease between Great American Insurance Company and the Registrant for St. Louis, Missouri property (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.14	Sublease between Great American Insurance Company and the Registrant for Windsor, Connecticut property (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS (Continued)

Number	Exhibit Description
10.15	Sublease between Great American Insurance Company and the Registrant for Maitland, Florida property (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.16	Sublease between Great American Insurance Company and the Registrant for property located at 11353 Reed Hartman Highway, Cincinnati, Ohio (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.17	Sublease between Great American Insurance Company and the Registrant for Parsippany, New Jersey property (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.18	Sublease between Great American Insurance Company and the Registrant for Raleigh, North Carolina property (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.19	Sublease between Great American Insurance Company and the Registrant for property located at 49 East Fourth Street, Cincinnati, Ohio (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.20	Sublease between Great American Insurance Company and the Registrant for Exton, Pennsylvania property (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.21	Credit Agreement dated July 17, 2003 among the Registrant, as Borrower, Bear, Stearns & Co. Inc. and Lehman Brothers Inc., as Joint Lead Arrangers, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2003)	(*)

10.22	Guarantee And Collateral Agreement, dated July 17, 2003, made by the signatories thereto, in favor of Lehman Commercial Paper Inc., as administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 16, 2003)	(*)

10.23	Lease between Colonial Properties and Infinity, dated August 26, 2003 for property in Birmingham, Alabama.

10.24	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries.

10.25	Purchase Agreement, dated February 11, 2004, among Infinity and the Initial Purchasers named therein.

10.26	2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Infinity’s Form 10-K filed on March 31, 2003).	(*)

10.27	Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Infinity’s Form S-1/A filed on January 29, 2003).	(*)

10.28	Employment Agreement for James R. Gober.

10.29	Employment Agreement for Samuel J. Simon.

10.30	Employment Agreement for Roger Smith.

10.31	Employment Agreement for John R. Miner.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Sarbanes-Oxley Section 302(a) Certification

31.2	Sarbanes-Oxley Section 302(a) Certification

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*) Incorporated herein by reference.