Form 10-K/A
period 2003-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2004-04-02
CIK 1195933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTION, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Explanatory Note

This Amendment to Form 10-K includes the text of the Form 10-K in its entirety and is being filed solely for the purpose of re-filing Exhibits 31.1 and 31.2 for the purpose of correcting typographical errors therein. There are no changes to the audited financial statements. This filing amends only the items specified above and does not otherwise update the disclosures in the Form 10-K as originally filed and does not reflect events occurring after the original filing of the Form 10-K.

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

Infinity Property and Casualty Corporation

Signed: April 2, 2004	BY: /s/ JAMES R. GOBER

James R. Gober Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ JAMES R. GOBER James R. Gober	Chairman of the Board of Directors, Chief Executive Officer, and President	April 2, 2004

/s/ SAMUEL J. SIMON Samuel J. Simon	Senior Vice President, General Counsel, Secretary, and Director	April 2, 2004

/s/ ROGER SMITH Roger Smith	Senior Vice President, Chief Financial Officer, and Director	April 2, 2004

/s/ GREGORY G. JOSEPH Gregory G. Joseph	Director*	April 2, 2004

/s/ GREGORY C. THOMAS Gregory C. Thomas	Director*	April 2, 2004

/s/ JORGE G. CASTRO Jorge G. Castro	Director*	April 2, 2004

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	April 2, 2004

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to as Exhibit 3.1 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)	(*)

4.1	Indenture, dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee.

4.2	Exchange and Registration Rights Agreement dated February 17, 2004.

Material Contracts:

10.1	Formation and Separation Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.1 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.2	Reinsurance Agreement between Windsor Insurance Company, as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.3	Automobile Physical Damage Variable Quota Share Reinsurance Agreement, dated January 1, 2004, made and entered into by and between Leader Insurance Company, Infinity Insurance Company, and Windsor Insurance Company and American Re-Insurance Company.

10.4	Services Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.6 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.5	Investment Services Agreement between Infinity and American Money Management (incorporated by reference to Exhibit 10.8 to Infinity’s S-1/A filed on November 28, 2002)	(*)

10.6	Reinsurance Agreement with Inter-Ocean Reinsurance Limited (incorporated by reference to Exhibit 10.10 to Infinity’s Form S-1/A filed on November 22, 2002)	(*)

10.7	Non-competition Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.11 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.8	Tax Allocation Indemnification Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.12 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.9	License Agreement between Great American Insurance Company and Infinity (incorporated by reference to Exhibit 10.13 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.10	Reinsurance Agreements between Republic Indemnity Company of America and Infinity (incorporated by reference to Exhibit 10.14 to Infinity’s Form S-1/A filed on January 3, 2003)	(*)

10.11	Reinsurance Cover Note with Inter-Ocean Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.15 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

10.12	Lease between Great American Insurance Company and the Registrant for property located at 14 East Fourth Street, Cincinnati, Ohio (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the year ended on December 31, 2002)	(*)

10.13	Lease between Great American Insurance Company and the Registrant for St. Louis, Missouri property (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.14	Sublease between Great American Insurance Company and the Registrant for Windsor, Connecticut property (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS (Continued)

Number	Exhibit Description
10.15	Sublease between Great American Insurance Company and the Registrant for Maitland, Florida property (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.16	Sublease between Great American Insurance Company and the Registrant for property located at 11353 Reed Hartman Highway, Cincinnati, Ohio (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.17	Sublease between Great American Insurance Company and the Registrant for Parsippany, New Jersey property (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.18	Sublease between Great American Insurance Company and the Registrant for Raleigh, North Carolina property (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.19	Sublease between Great American Insurance Company and the Registrant for property located at 49 East Fourth Street, Cincinnati, Ohio (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.20	Sublease between Great American Insurance Company and the Registrant for Exton, Pennsylvania property (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2002)	(*)

10.21	Credit Agreement dated July 17, 2003 among the Registrant, as Borrower, Bear, Stearns & Co. Inc. and Lehman Brothers Inc., as Joint Lead Arrangers, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2003)	(*)

10.22	Guarantee And Collateral Agreement, dated July 17, 2003, made by the signatories thereto, in favor of Lehman Commercial Paper Inc., as administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 16, 2003)	(*)

10.23	Lease between Colonial Properties and Infinity, dated August 26, 2003 for property in Birmingham, Alabama.

10.24	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries.

10.25	Purchase Agreement, dated February 11, 2004, among Infinity and the Initial Purchasers named therein.

10.26	2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Infinity’s Form 10-K filed on March 31, 2003).	(*)

10.27	Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Infinity’s Form S-1/A filed on January 29, 2003).	(*)

10.28	Employment Agreement for James R. Gober.

10.29	Employment Agreement for Samuel J. Simon.

10.30	Employment Agreement for Roger Smith.

10.31	Employment Agreement for John R. Miner.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Sarbanes-Oxley Section 302(a) Certification

31.2	Sarbanes-Oxley Section 302(a) Certification

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*) Incorporated herein by reference.