Form 10-Q
period 2004-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2004-05-11
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 1, 2004, there were 20,654,787 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue:
Earned premiums	$210,302	$165,528
Net investment income	15,995	14,168
Realized gains on investments	1,610	327
Other income	2,283	1,000

Total revenue	230,190	181,023
Costs and Expenses:
Losses and loss adjustment expenses	151,071	134,532
Commissions and other underwriting expenses	41,094	21,379
Interest expense	2,403	1,166
Corporate general and administrative expenses	1,692	1,035
Loss on retirement of long-term debt	3,436	—
Other expenses	5,179	5,253

Total expenses	204,875	163,365

Earnings before income taxes	25,315	17,658
Provision for income taxes	8,375	6,111

Net Earnings	$16,940	$11,547

Earnings per Common Share:
Basic	$0.82	$0.57
Diluted	$0.81	$0.57
Average number of Common Shares
Basic	20,534	20,347
Diluted	20,864	20,414
Cash dividends per Common Share	$0.055	n/a

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Investments:
Fixed maturities – at market (amortized cost — $1,221,830 and $1,192,418)	$1,293,777	$1,245,753
Equity securities – at market (cost — $19,194 and $19,184)	23,092	21,375

Total investments	1,316,869	1,267,128
Cash and cash equivalents	129,595	125,042
Accrued investment income	16,452	16,772
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $8,057 and $7,902	263,758	254,026
Prepaid reinsurance premiums	27,710	42,089
Recoverables from reinsurers	29,661	31,481
Deferred policy acquisition costs	60,967	50,858
Current and deferred income taxes	—	8,890
Prepaid expenses, deferred charges and other assets	23,851	28,563
Goodwill	75,275	75,275

Total assets	$1,944,138	$1,900,124

Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	$696,664	$709,887
Unearned premiums	389,199	371,716
Payable to reinsurers	25,169	36,055
Long-term debt	199,262	195,500
Commissions payable	27,089	23,073
Current and deferred income taxes	6,352	—
Accounts payable, accrued expenses and other liabilities	111,053	108,523

Total liabilities	1,454,788	1,444,754
Shareholders’ Equity:
Common Stock, no par value
- 50,000,000 shares authorized
- 20,654,787 and 20,483,958 shares outstanding	20,655	20,484
Additional paid-in capital	329,472	324,787
Retained earnings	90,660	74,856
Unearned compensation (restricted stock)	(761)	(1,000)
Unrealized gain on marketable securities, net	49,324	36,243

Total shareholders’ equity	489,350	455,370

Total liabilities and shareholders’ equity	$1,944,138	$1,900,124

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common	Additional	Retained	Unrealized Gain	Unearned
	Stock	Paid-in Capital	Earnings	(Loss)	Compensation	Total
Balance at January 1, 2003	$1	$342,743	$20,000	$24,059	$—	$386,803
Net earnings	—	—	11,547	—	—	11,547
Change in unrealized	—	—	—	4,115	—	4,115

Comprehensive income						15,662

Stock split	20,346	(20,346)	—	—	—	—
Issuance of restricted stock awards	134	2,016	—	—	(2,150)	—
Amortization of unearned compensation	—	—	—	—	164	164
Capital contribution	—	2,476	—	—	—	2,476

Balance at March 31, 2003	$20,481	$326,889	$31,547	$28,174	($1,986)	$405,105

Net earnings	$—	$—	$46,689	$—	$—	$46,689
Change in unrealized	—	—	—	7,854	—	7,854
Unrealized gain on derivative	—	—	—	215	—	215

Comprehensive income						54,758

Dividends paid to common stockholders	—	—	(3,380)	—	—	(3,380)
Amortization of unearned compensation	—	—	—	—	986	986
Exercise of stock options	3	37	—	—	—	40
Other	—	(2,139)	—	—		(2,139)

Balance at December 31, 2003	$20,484	$324,787	$74,856	$36,243	($1,000)	$455,370

Net earnings	$—	$—	$16,940	$—	$—	$16,940
Change in unrealized	—	—	—	13,296	—	13,296
Unrealized gain on derivative	—	—	—	(215)	—	(215)

Comprehensive income						30,021

Dividends paid to common stockholders	—	—	(1,136)	—	—	(1,136)
Issuance of common stock	171	4,685	—	—	—	4,856
Amortization of unearned compensation	—	—	—	—	239	239

Balance at March 31, 2004	$20,655	$329,472	$90,660	$49,324	($761)	$489,350

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Operating Activities:
Net earnings	$16,940	$11,547
Adjustments:
Depreciation and amortization	4,193	3,763
Realized (gains) losses on investments	(1,610)	(327)
Change in accrued investment income	320	—
Change in agents’ balances and premiums receivable	(9,732)	(15,678)
Change in reinsurance receivables	16,199	13,158
Change in deferred policy acquisition costs	(10,109)	(4,305)
Change in other assets	9,559	(303)
Changes in balances with affiliates	—	9,685
Change in insurance claims and reserves	4,260	(23,604)
Change in payable to reinsurers	(10,886)	13,020
Change in other liabilities	12,897	(1,216)
Other, net	—	279

Net cash provided by operating activities	32,031	6,019
Investing Activities:
Purchase of and additional investments in:
Fixed maturity investments	(92,946)	(88,106)
Property and equipment	(1,356)	(512)
Maturities and redemptions of fixed maturity investments	36,352	43,614
Sales of:
Fixed maturity investments	13,325	62,610
Equity securities	—	526
Stock of subsidiary	10,380	—
Property and equipment	1,372	17

Net cash (used in) provided by investing activities	(32,873)	18,149
Financing Activities:
Repayments of long term debt	(195,500)	—
Proceeds from Senior Notes	199,256	—
Debt issuance costs	(2,081)	—
Proceeds from issuance of common stock	4,856	—
Dividends paid on Common Stock	(1,136)	—

Net cash provided by financing activities	5,395	—

Net Increase in Cash and Cash Equivalents	4,553	24,168
Cash and short-term investments at beginning of period	125,042	88,053

Cash and short-term investments at end of period	$129,595	$112,221

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Formation of the Company

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. Infinity operates primarily through its four major personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the “NSA Group”).

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

In February of 2003, AFG sold 12.5 million shares of Infinity in an initial public offering and sold its remaining 7.9 million shares in a secondary offering in December of 2003. In conjunction with the secondary offering, Infinity sold 170,829 previously unissued shares through an over-allotment option in January 2004.

Note 2	Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with Infinity’s annual report on Form 10-K for the year ended December 31, 2003. This quarterly report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

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

Certain accounts and balances within these financial statements are based upon management’s estimates and assumptions. The amount of reserves for claims not yet paid, for example, is an item that can only be recorded by estimation. Unrealized capital gains and losses on investments are subject to market fluctuations and managerial judgment is required in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary (please refer to the “Critical Accounting Policies” section beginning on page 11 for an expanded discussion). Should actual results differ significantly from these estimates, the effects on Infinity’s results of operations could be material.

For these reasons and others, the results of operations for the periods presented can not necessarily be expected to indicate the Company’s results for the entire year.

The acquisition of the Assumed Agency Business has been accounted for at AFG’s historical carrying amount as a transfer of net assets between entities under common control in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 3	Stock-Based Compensation

Infinity’s Stock Option Plan and Restricted Stock Plan were established in 2002. There were 2 million and 500,000 shares of Infinity’s common stock (“Common Stock”) reserved for issuance under the Stock Option Plan and Restricted Stock Plan, respectively. Through March 31, 2004, 636,680 options for shares were issued and 6,000 were exercised or forfeited, leaving 630,680 options outstanding as of March 31, 2004. Through March 31, 2004, 134,375 shares of restricted stock had been awarded. Options generally become exercisable at the rate of 20% per year commencing one year after grant. For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. On March 31, 2004, the Financial Accounting Standards Board proposed a new standard that would require recognition of compensation expense for employee stock options. Had the proposed standard been effective in its current form as of March 31, 2004, Infinity does not believe its actual results would have differed materially from the proforma results shown below.

The following table illustrates the underlying assumptions, the number of options granted, and the effect on net earnings (in thousands) and earnings per share had compensation cost related to stock options been determined and recognized based on “fair values” at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the “fair values” were calculated using the Black-Scholes option pricing model. There is no single reliable method to determine the actual value of options at grant date. Accordingly, the actual value of the option grants may be higher or lower than the SFAS No. 123 “fair value”.

	Three months ended March 31,
	2004	2003
Assumptions:
Options granted	211,500	425,180
Fair value per option granted	$13.88	$5.98
Dividend yield	0.7%	1.4%
Expected volatility	33%	33%
Risk-free interest rate	4.3%	4.0%
Expected option life	7.5 years	7.5 years

Net earnings, as reported	$16,940	$11,547
Pro forma stock option expense, net of tax	(335)	(59)

Adjusted net earnings	$16,605	$11,488
Earnings per share (as reported):
Basic	$0.82	$0.57
Diluted	$0.81	$0.57
Earnings per share (adjusted):
Basic	$0.81	$0.56
Diluted	$0.80	$0.56

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 4	Derivatives

Infinity entered into an interest rate swap in July 2003 to hedge a portion of the variable interest rate on the term loan. Periodic changes in the fair value of the interest rate swap were recorded net of tax in unrealized gains and losses as permitted under the accounting rules set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Infinity settled the interest rate swap in February 2004 in conjunction with the retirement of the term loan, and in doing so, recognized a pretax loss of $0.3 million.

At March 31, 2003, Infinity’s investments in equity securities included an investment in common stock warrants. Infinity adjusted these warrants to their market value of $0.8 million at March 31, 2003 and in doing so recorded a realized loss of $0.1 million for the three month period ended March 31, 2003. The warrants were sold in September 2003.

Note 5	Computations of Earnings Per Share

The following table illustrates the reconciliation of the denominators in Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended
	March 31,
	2004	2003
Net Earnings	$16,940	$11,547

Average basic shares outstanding	20,534	20,347

Basic earnings per share	$0.82	$0.57

Average basic shares outstanding	20,534	20,347
Restricted stock not yet vested	114	61
Dilutive effect of assumed option exercises	216	6

Average diluted shares outstanding	20,864	20,414

Diluted earnings per share	$0.81	$0.57

Note 6	Long-Term Debt

In February  2004, Infinity issued $200 million of Senior Notes (the “Senior Notes”). The proceeds of $197.2 million were used to repay the $195.5 million balance due on the term loan and for general corporate purposes. Infinity recorded a $3.4 million loss on the term loan extinguishment, which represented the unamortized balance of previously capitalized debt issuance costs. The Senior Notes accrue interest at an effective rate of 5.55% and bear a coupon of 5.5%, payable semiannually. Issue costs of $2.1 million have been capitalized and will be amortized over the term of the Senior Notes.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 7	Shareholders’ Equity

Capital Stock

In January 2003, Infinity increased its authorized capital stock to 50,000,000 shares of Common Stock and 10,000,000 shares of Infinity preferred stock (“Preferred Stock”) and implemented a common stock split. After the stock split, Infinity had 20,347,083 shares of Common Stock outstanding. In February 2003, Infinity issued 134,375 shares under its Restricted Stock Plan. In conjunction with the secondary public offering in which AFG sold its remaining interest in Infinity of 7,850,465 shares, Infinity sold 170,829 previously unissued shares through an over-allotment option in January 2004. No Preferred Stock has been issued.

Unrealized Gain on Marketable Securities

The change in unrealized gain on marketable securities for the three months ended March 31 included the following (in millions):

	Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
2004
Unrealized holding gains on securities arising during the period	$19.8	$2.6	$(7.9)	$14.5
Realized (gains) losses included in net income	(0.7)	(1.2)	0.7	(1.2)

Change in unrealized gain on marketable securities, net	$19.1	$1.4	$(7.2)	$13.3

2003
Unrealized holding gains (losses) on securities arising during the period	$8.3	($1.7)	($2.3)	$4.3
Realized (gains) losses included in net income	(0.5)	0.2	0.1	(0.2)

Change in unrealized gain on marketable securities, net	$7.8	($1.5)	($2.2)	$4.1

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis
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

Liabilities for the costs of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims are estimated based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors. Estimating dollar amounts for unpaid losses and loss adjustment expense is inherently judgmental and is influenced by factors which are subject to significant variation. Changes in underlying estimates or assumptions and the resulting adjustments to reserves are reflected in the results of operations in the periods in which estimates change.

Through the use of analytical reserve development techniques, including projections of ultimate paid losses, management makes regular adjustments to the ultimate amounts of reserves. Historical medical hospitalization, material repair and replacement costs, general economic trends and the legal environment are examples of major factors taken into account in developing these estimates.

In developing IBNR reserve amounts, estimates are made of ultimate frequency, or number of claims per earned car year, and severity, or claim cost per earned car year (these are estimated by month or quarter as well). Frequency can be affected by factors such as driving patterns, gas prices, changes in classes of insured drivers, and weather events. Factors affecting the severity trend include medical and product repair cost trends, and litigation expense patterns. Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity.

Other than Temporary Unrealized Losses on Investments

Changes in the market values of investment securities are usually recorded as changes in unrealized gains or losses on investments, a component of shareholders’ equity. Net earnings are not affected until the disposition of a given security, the result of which is either a realized gain or loss.

Certain securities, however, experience an unrealized loss in an amount and for a period of time sufficient to require management to consider whether or not the condition is temporary. Infinity considers several factors in making these judgments, including its intent and ability to hold to maturity (in the case of debt securities), company prospects and credit-worthiness, general economic conditions, and other factors. Each situation differs in these areas and each requires an independent judgment as to whether or not to record an impairment charge. If an unrealized loss is deemed to be other than temporary, then an impairment charge is recorded in realized capital losses and the carrying value of the security is reduced to the new, lower value.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Infinity’s pretax impairment charges on securities were (in thousands):

	Three months ended March 31,
	2004	2003
Fixed maturities	$478	$2,745
Equities	—	18

Total	$478	$2,763

For Infinity’s remaining securities held with unrealized losses, management believes that, based on its analysis (i) that the bulk of evidence indicates that Infinity will recover its cost basis in these securities in a relatively short period of time and (ii) that Infinity has the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairments could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on Infinity’s liquidity.

Had Infinity recorded impairment charges on all its unrealized losses that were at least six months old at March 31, 2004, the after tax earnings impact would have been $0.3 million.

Accruals for Litigation

Infinity may have known or unknown liabilities that arise from various lawsuits relating to its insurance operations. Infinity continually evaluates these potential liabilities and reserves for them using the criteria established by SFAS No. 5. Management believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

In February 2004, Infinity issued $200 million of Senior Notes due 2014 and obtained a revolving credit line of $20 million. Of the proceeds, $195.5 million was used to repay the outstanding principal balance of Infinity’s term loan. The remaining proceeds are to be used for general corporate purposes. The Senior Notes are unsecured and no sinking fund payments are required. Scheduled interest payments are $5.5 million due in August 2004 and $11.0 million per year through the year 2014.

In 2004, Infinity’s operating subsidiaries may pay to Infinity up to $46 million of ordinary dividends without prior regulatory approval. Management believes that Infinity’s cash and investment balances and cash flows generated from operations ($32.0 million and $6.0 million for the three month periods ended March 31, 2004 and 2003, respectively), including dividends and tax payments from its subsidiaries, are adequate to meet its future liquidity needs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Quota Share Agreement

Infinity utilizes the reinsurance market to manage its capital and surplus levels relative to its reserve liabilities, supporting its capacity for growth. Through the first half of 2003, Infinity’s insurance subsidiaries ceded 90% of their personal auto physical damage business on a funds withheld basis to Inter-Ocean Reinsurance Limited (“Inter-Ocean”). The percentage ceded was reduced to 20% for the second half of 2003. Infinity renewed this agreement for 2004 with American Re-Insurance Company (“American Re”) on terms substantially equivalent to those in effect in 2003, except that the minimum percentage of business that may be ceded under the reinsurance agreement was lowered from 20% to 10% and the Assumed Agency Business was excluded from this agreement. During the first quarter of 2004, Infinity ceded 10% of physical damage premiums to American Re. The Inter-Ocean and American Re agreements are referred to collectively as the “Quota Share Agreements” throughout this document.

Premiums ceded under this agreement by the NSA group were $6.2 million and $76.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

Premiums ceded under this agreement with respect to the Assumed Agency Business that Infinity would have otherwise assumed were $10.2 million for the three-month period ended March 31, 2003. In conjunction with the commutation of the 2003 quota share agreement, Inter-Ocean returned $7.2 million to Infinity, which represented the balance of unearned ceded premiums at January 1, 2004.

Investments

Infinity’s investment portfolio at March 31, 2004 contained approximately $1.3 billion in fixed maturity securities and $23.1 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2004, Infinity had pretax net unrealized gains of $72.0 million on fixed maturities and $3.8 million on equity securities. Combined, these figures increased by $20.3 million for the three-month period ended March 31, 2004 and $32.5 million since March 31, 2003.

Approximately 93% of the fixed maturities that Infinity held at March 31, 2004 were rated “investment grade.” Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

As market opportunities exist, individual portfolio securities are sold creating gains or losses. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The average duration of Infinity’s fixed maturity portfolio was 4.6 years at March 31, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Summarized information for Infinity’s investment portfolio follows:

	(millions)
	Amortized	Gross Unrealized	Gross Unrealized	Market
March 31, 2004	Cost	Gains	Losses	Value	% of Total

Fixed Maturities	$1,221.8	$72.8	$0.8	$1,293.8	98%
Common Stocks	19.2	4.0	0.2	23.1	2%

Total	$1,240.9	$76.8	$1.0	$1,316.9	100%

	(millions)
	Amortized	Gross Unrealized	Gross Unrealized	Market
December 31, 2003	Cost	Gains	Losses	Value	% of Total

Fixed Maturities	$1,192.4	$55.6	$2.3	$1,245.8	98%
Common Stocks	19.2	2.2	—	21.4	2%

Total	$1,211.6	$57.8	$2.3	$1,267.2	100%

	March 31, 2004	December 31, 2003
Number of positions held with unrealized:
gains	488	456
losses	24	69
Number of positions held that individually exceed unrealized:
gains of $500,000	24	9
losses of $500,000	—	—
Percentage of positions held with unrealized:
gains that were investment grade	95%	89%
losses that were investment grade	75%	84%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2004 based on their market values in millions. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities	Securities
	With	With	Carried With	All Fixed
	Unrealized	Unrealized	Cost Equal To	Maturity
	Gains	Losses	Market	Securities
Maturity
One year or less	$28	$—	$2	$30
After one year through five years	517	22	3	542
After five years through ten years	343	10	3	356
After ten years	134	4	—	138
Mortgage-backed securities	209	12	7	228

Total	$1,231	$48	$15	$1,294

Infinity held five securities with individual unrealized losses in excess of $100,000 at December 31, 2003. Of these, one was deemed impaired and Infinity recorded a realized loss of $437,000 on this security. The market values of the remaining four securities increased an aggregate of $538,000 from December 31, 2003 to March 31, 2004.

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

In this discussion underwriting results represent the combined results of the NSA Group and the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Below is a discussion of the earned premiums and underwriting results for Infinity (amounts in millions):

	Three months ended March 31,
Net Earned Premiums (GAAP)	2004	2003
NSA Group	$228.2	$237.4
Assumed Agency Business	18.0	28.9	(a)

Gross written premiums	$246.2	$266.3	(b)
Ceded reinsurance	(4.0)	(88.0)

Net written premiums	242.2	178.3	(b)
Change in unearned premiums	(31.9)	(12.8)

Net earned premiums	$210.3	$165.5

(a)	The Assumed Agency Business’ gross written premiums are gross of premiums ceded under the Inter-Ocean reinsurance agreement.

(b)	Excludes $48.0 million in unearned premiums transferred to Infinity with the Assumed Agency Business on January 1, 2003.

Gross written premiums for the three-month period ended March 31, 2004 fell 7.6%, or $20.1 million from the three-month period ended March 31, 2003. The primary factors behind the decrease were Infinity’s decision to substantially reduce new business in selected states pending the implementation of adequately priced programs and to withdraw from other states where conditions do not favor profitability. Infinity did experience growth of $8.4 million in gross written premiums in its Franchise States from $195.5 million for the three-month period ended March 31, 2003 to $203.9 million for the corresponding period in 2004. Net written premiums for the first quarter of 2004 increased $63.9 million, or 35.8%, over the first quarter of 2003. This increase was due both to the reduction of the percentage of physical damage premiums ceded from 90% in the first quarter of 2003 to 10% effective January 1, 2004 and the exclusion, effective January 1, 2004, of the Assumed Agency Business from the Quota Share Agreements. Net earned premiums increased $44.8 million, or 27.1%, for the three-month period ended March 31, 2004 from the corresponding period of 2003. This increase was due to the reduction in the percentage of physical damage premiums ceded under the Quota Share Agreements, as discussed above. Excluding this effect, earned premiums fell 5.0% due to the same factors that caused the reduction in gross written premiums described earlier.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

	Three months ended March 31,
Combined Ratios (GAAP)	2004	2003
Gross of the quota share agreements
Loss and LAE ratio	70.0%	74.1%
Underwriting expense ratio	22.4%	21.7%

Combined ratio	92.4%	95.8%

	Three months ended March 31,
	2004	2003
Net of the quota share agreements
Loss and LAE ratio	71.8%	81.2%
Underwriting expense ratio	19.5%	12.9%

Combined ratio	91.3%	94.1%

Excluding the effects of the Quota Share Agreements, the loss and LAE ratio fell 4.1 percentage points from 74.1% to 70.0% for the three-month period ended March 31, 2004 versus the corresponding period in 2003. In addition to improved underwriting results from Infinity’s reduction of unprofitable business, the average number of claims per automobile insured was virtually unchanged and the average cost per claim increased modestly for the three-month period ended March 31, 2004 versus 2003. Infinity also experienced $2.5 million of favorable development of prior year accident reserves during the first quarter of 2004, primarily in California, as compared with $4 million of unfavorable development in 2003, primarily on New York business. The loss and LAE ratio after cessions to the Quota Share Agreements fell from 81.2% for the three-month period ended March 31, 2003 to 71.8% for the three-month period ended March 31, 2004, a more significant improvement than that experienced by the gross loss & LAE ratio due to the effect of the Quota Share Agreements.

The underwriting expense ratio net of the quota share agreements for the three month period ended March 31, 2004 was 19.5%, versus 12.9% for the three-month period ended March 31, 2003. This 6.6 percentage point increase was primarily due to the impact of the ceding commission on 90% of physical damage premiums written in the first three months of 2003 versus ceding only 10% in the first quarter of 2004. The underwriting expense ratio excluding the effects of the Quota Share Agreements increased slightly, due in part to non-recurring ceding commissions received in 2003.

Investment Income

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income increased $1.8 million for the three-month period ended March 31, 2004 versus the comparable period in 2003 due to a $1.1 million reduction in interest expense associated with the Quota Share Agreements following the reduction of the ceding percentage from 90% to 20% and later to 10%. Excluding the $1.1 million reduction in interest expense, investment income increased $.7 million, an increase of 5% over that in the first quarter of 2003. An 18.7% increase in average invested assets, primarily from the proceeds of the 2003 term loan and increased cash provided by operations, offset a 90 basis point reduction in investment yields to generate this increase.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Realized Gains (Losses) on Investments

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals as follows (before tax, in thousands):

	Three months ended
	March 31, 2004
	Impairments on	Realized	Total realized
	securities	gains (losses)	(losses)
	held	on sales	gains
Fixed maturities	($478)	$1,203	$725
Equities	—	885	885

Total	($478)	$2,088	$1,610

	Three months ended
	March 31, 2003
	Impairments on	Realized	Total realized
	securities	gains (losses)	(losses)
	held	on sales	gains
Fixed maturities	($2,745)	$3,162	$417
Equities	(18)	(72)	(90)

Total	($2,763)	$3,090	$327

The other than temporary impairments in the three-month period ended March 31, 2004 were for fixed income securities from firms in the synthetic fibers industry. The impairments in the 2003 period related primarily to fixed income securities from firms in the airline industry.

Realized gains on equity securities for the three-month period ended March 31, 2004 consisted entirely of a gain on the sale of an inactive insurance subsidiary to AFG, which occurred in March 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Interest Expense

The term loan accrued interest at an average variable rate of 3.6% for the portion of the three-month period in 2004 that it was outstanding. This variable rate was partially hedged by the interest rate swap. The term loan was prepaid in full on February 17, 2004 with proceeds from the issuance of the Senior Notes. The swap position was closed on that date. Beginning on February 17, 2004, the Senior Notes accrue interest at an effective rate of 5.55%. Interest expense was accrued at a fixed rate of 8.5% on the $55 million note due to AFG until its repayment in mid-July, 2003 from a portion of the proceeds of the term loan.

Interest expense was (in thousands):

	Three months ended
	March 31,
	2004		2003
$55 million note	$—		$1,166
Term loan	938		—
Interest rate swap	182		—
Senior Notes, issued February 17, 2004	1,283		—

Total	$2,403	(a)	$1,166

(a)   Excluding amortization of debt issuance costs of $105, which is included in Other Expenses.

Proposed Accounting Standard

On March 31, 2004, the Financial Accounting Standards Board issued a proposed accounting standard that, if implemented, would require Infinity to expense stock option grants beginning in 2005. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted under this method, Infinity does not record compensation expense for stock option grants. The proforma effects of recognizing this expense are shown in Note 3 to the consolidated financial statements. Infinity does not expect this proposed standard, should it become final in its current form, to have a material effect on its results of operations or financial condition. Had the proposed standard been effective in its current form as of March 31, 2004, Infinity does not believe its actual results would have differed materially from the proforma results.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “believes”, “expects”, “may”, “should”, “intends”, “plans”, “anticipates”, “estimates”, or the negative version of those words and similar statements of a future or forward-looking nature identify forward looking statements. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions, future premiums, revenues, earnings and investment activities, expected losses and rate increases.

Actual results could differ materially from those expected by the Company depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, the presence of competitors with greater financial resources and the impact of competitive prices, the ability to obtain timely approval for requested rate changes, judicial and regulatory developments adverse to the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions), changes in driving patterns and loss trends, acts of war and terrorist activities, and the challenges posed by consolidating the operations of its insurance subsidiaries. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For more detailed discussion of some of the foregoing risks and uncertainties, see Infinity’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2004, there were no material changes to the information provided in Infinity’s Form 10-K for 2003 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, have evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K

(a) Exhibit 31(a) -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Date of Report	Item Reported
January 9, 2004	Resignations and replacements of Board members
February 10, 2004	Press Release - Fourth quarter results
February 11, 2004	Press Release - Offering of Senior Notes
February 12, 2004	Press Release - Private placement of Senior Notes
February 18, 2004	Press Release - Closing of Senior Note offering

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation
BY: /s/ROGER SMITH
May 10, 2004	Roger Smith
Senior Vice President and Chief Financial Officer