Form 10-Q
period 2004-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2004-08-10
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

Commission File No. 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

Incorporated under	IRS Employer Identification
the Laws of Ohio	Number 03-0483872

2204 Lakeshore Drive, Birmingham, Alabama 35209

(205) 870-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer.    Yes  ☐    No  ☒

As of August 1, 2004, there were 20,657,287 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income:
Earned premiums	$218,791	$165,853	$429,093	$331,381
Net investment income	17,096	13,449	33,091	27,617
Realized gains on investments	1,436	195	3,046	522
Other income	1,058	826	3,341	1,826

	238,381	180,323	468,571	361,346
Costs and Expenses:
Losses and loss adjustment expenses	147,126	128,594	298,197	263,126
Commissions and other underwriting expenses	46,258	24,368	87,352	45,747
Interest expense	2,671	1,184	5,074	2,350
Corporate general and administrative expenses	1,543	2,056	3,235	3,090
Loss on retirement of long-term debt	—	—	3,436	—
Other expenses	3,512	5,463	8,691	10,717

	201,110	161,665	405,985	325,030

Earnings before income taxes	37,271	18,658	62,586	36,316
Provision for income taxes	12,449	6,402	20,824	12,513

Net Earnings	$24,822	$12,256	$41,762	$23,803

Earnings per Common Share:
Basic	$1.21	$0.60	$2.03	$1.17
Diluted	$1.19	$0.60	$2.00	$1.16

Average number of Common Shares:
Basic	20,565	20,347	20,549	20,347
Diluted	20,857	20,586	20,861	20,503

Cash dividends per Common Share	$.055	$.055	$0.11	$.055

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments:
Fixed maturities – at market (amortized cost – $1,228,014 and $1,192,418)	$1,252,937	$1,245,753
Equity securities – at market (cost – $17,491 and $19,184)	19,923	21,375

Total investments	1,272,860	1,267,128

Cash and cash equivalents	125,932	125,042
Accrued investment income	16,547	16,772
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $8,667 and $7,902	265,646	254,026
Prepaid reinsurance premiums	26,348	42,089
Recoverables from reinsurers	29,228	31,481
Deferred policy acquisition costs	62,082	50,858
Current and deferred income taxes	13,496	8,890
Prepaid expenses, deferred charges and other assets	18,313	28,563
Goodwill	75,275	75,275

Total assets	$1,905,727	$1,900,124

Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	$679,964	$709,887
Unearned premiums	387,748	371,716
Payable to reinsurers	20,698	36,055
Long-term debt (fair value – $191,500 at June 30, 2004)	199,276	195,500
Commissions payable	24,899	23,073
Accounts payable, accrued expenses and other liabilities	111,748	108,523

Total liabilities	1,424,333	1,444,754

Shareholders’ Equity:
Common Stock, no par value - 50,000,000 shares authorized - 20,654,787 and 20,483,958 shares outstanding	20,655	20,484
Additional paid-in capital	329,472	324,787
Retained earnings	114,630	74,856
Unearned compensation (restricted stock)	(612)	(1,000)
Unrealized gain on marketable securities, net	17,249	36,243

Total shareholders’ equity	481,394	455,370

Total liabilities and shareholders’ equity	$1,905,727	$1,900,124

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss)	Unearned Compensation	Total
Balance at January 1, 2003	$1	$342,743	$20,000	$24,059	$—	$386,803

Net earnings	—	—	23,803	—	—	23,803
Change in unrealized gains	—	—	—	21,603	—	21,603

Comprehensive income						45,406
Dividends paid to common stockholders	—	—	(1,126)	—	—	(1,126)
Stock split	20,346	(20,346)	—	—	—	—
Issuance of restricted stock awards	134	2,016	—	—	(2,150)	—
Amortization of unearned compensation	—	—	—	—	493	493
Capital contribution	—	2,476	—	—	—	2,476

Balance at June 30, 2003	$20,481	$326,889	$42,677	$45,662	$(1,657)	$434,052

Net earnings	$—	$—	$34,433	$—	$—	$34,433
Change in unrealized gains	—	—	—	(9,634)	—	(9,634)
Unrealized gain on derivative	—	—	—	215	—	215

Comprehensive income						25,014
Dividends paid to common stockholders	—	—	(2,254)	—	—	(2,254)
Amortization of unearned compensation	—	—	—	—	657	657
Exercise of stock options	3	37	—	—	—	40
Other	—	(2,139)	—	—	—	(2,139)

Balance at December 31, 2003	$20,484	$324,787	$74,856	$36,243	$(1,000)	$455,370

Net earnings	$—	$—	$41,762	$—	$—	$41,762
Change in unrealized gains	—	—	—	(18,779)	—	(18,779)
Unrealized gain on derivative	—	—	—	(215)	—	(215)

Comprehensive income						22,768
Dividends paid to common stockholders	—	—	(2,272)	—	—	(2,272)
Issuance of Common Stock	171	4,685	—	—	—	4,856
Amortization of unearned compensation	—	—	—	—	388	388
Other	—	—	284	—	—	284

Balance at June 30, 2004	$20,655	$329,472	$114,630	$17,249	$(612)	$481,394

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Operating Activities:
Net earnings	$41,762	$23,803
Adjustments:
Depreciation and amortization	8,663	7,672
Realized gains on investments	(3,046)	(522)
Change in accrued investment income	225	(769)
Change in agents’ balances and premiums receivable	(11,620)	(32,561)
Change in reinsurance receivables	17,994	(209)
Change in deferred policy acquisition costs	(11,224)	(6,078)
Change in other assets	3,231	(6,995)
Changes in balances with affiliates	—	(6,327)
Change in insurance claims and reserves	(13,891)	(22,512)
Change in payable to reinsurers	(15,357)	26,673
Change in other liabilities	5,051	18,970
Other, net	(156)	2,280

Net cash provided by operating activities	21,632	3,425

Investing Activities:
Purchase of and additional investments in:
Fixed maturity investments	(171,697)	(165,605)
Equity securities	—	(2,150)
Property and equipment	(2,318)	(1,242)
Maturities and redemptions of fixed maturity investments	85,142	96,434
Sales of:
Fixed maturity investments	49,319	74,896
Equity securities	2,850	527
Stock of subsidiary	10,380	—
Property and equipment	1,383	18

Net cash (used in) provided by investing activities	(24,941)	2,878

Financing Activities:
Repayments of long term debt	(195,500)	—
Proceeds from Senior Notes	199,256	—
Debt issuance costs	(2,141)	—
Proceeds from issuance of Common Stock	4,856	—
Dividends paid on Common Stock	(2,272)	(1,126)

Net cash provided by (used in) financing activities	4,199	(1,126)

Net Increase in Cash and Cash Equivalents	890	5,177

Cash and short-term investments at beginning of period	125,042	88,053

Cash and short-term investments at end of period	$125,932	$93,230

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended June 30,
	2004	2003
Operating Activities:
Net earnings	$24,822	$12,256
Adjustments:
Depreciation and amortization	4,470	3,909
Realized gains on investments	(1,436)	(195)
Change in accrued investment income	(95)	1,232
Change in agents’ balances and premiums receivable	(1,888)	(16,883)
Change in reinsurance receivables	1,795	(13,367)
Change in deferred policy acquisition costs	(1,115)	(1,773)
Change in other assets	(6,328)	(6,692)
Changes in balances with affiliates	—	(16,012)
Change in insurance claims and reserves	(18,151)	1,092
Change in payable to reinsurers	(4,471)	13,653
Change in other liabilities	(7,846)	20,186
Other, net	(156)	—

Net cash used in operating activities	(10,399)	(2,594)

Investing Activities:
Purchase of and additional investments in:
Fixed maturity investments	(78,751)	(77,499)
Equity securities	—	(2,150)
Property and equipment	(962)	(730)
Maturities and redemptions of fixed maturity investments	48,790	52,820
Sales of:
Fixed maturity investments	35,994	12,286
Equity securities	2,850	1
Property and equipment	11	1

Net cash provided by (used in) investing activities	7,932	(15,271)

Financing Activities:
Debt issuance costs	(60)	—
Dividends paid on Common Stock	(1,136)	(1,126)

Net cash used in financing activities	(1,196)	(1,126)

Net Decrease in Cash and Cash Equivalents	(3,663)	(18,991)

Cash and short-term investments at beginning of period	129,595	112,221

Cash and short-term investments at end of period	$125,932	$93,230

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Formation of the Company

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. Infinity operates through sixteen directly or indirectly wholly-owned personal auto insurance companies (collectively the “NSA Group”).

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business written through agents (the “Assumed Agency Business”) by AFG’s principal property and casualty subsidiary, Great American Insurance Company (“GAI”). GAI, in turn, transferred to Infinity assets (primarily investment securities) with a market value of $125.3 million, and GAI allows Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies that had previously issued such policies.

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

Certain accounts and balances within these financial statements are based upon management’s estimates and assumptions. The amount of reserves for claims not yet paid, for example, is an item that can only be recorded by estimation. Unrealized capital gains and losses on investments are subject to market fluctuations and managerial judgment is required in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary (please refer to the “Critical Accounting Policies” section under Part I, Item 2 for an expanded discussion). Should actual results differ significantly from these estimates, the effects on Infinity’s results of operations could be material.

For these reasons and others, the results of operations for the periods presented can not necessarily be expected to indicate the Company’s results for the entire year.

The acquisition of the Assumed Agency Business has been accounted for at AFG’s historical carrying amount as a transfer of net assets between entities under common control in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3 Stock-Based Compensation

Infinity’s Stock Option Plan and Restricted Stock Plan were established in 2002. There were two million and 500,000 shares of Infinity common stock (“Common Stock”) reserved for issuance under the Stock Option Plan and Restricted Stock Plan, respectively. Through June 30, 2004, Infinity has issued 639,180 options and 134,375 shares of restricted stock. Six-thousand options have been exercised or forfeited, leaving 633,180 outstanding as of June 30, 2004. Options generally become exercisable at the rate of 20% per year commencing one year after grant. For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. On March 31, 2004, the Financial Accounting Standards Board proposed a new standard that would require recognition of compensation expense for employee stock options. Had the proposed standard been effective in its current form as of June 30, 2004, Infinity does not believe its actual results would have differed materially from the pro forma results shown below.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$24,822	$12,256	$41,762	$23,803
Pro forma stock option expense	(297)	(125)	(632)	(184)

Adjusted net earnings	$24,525	$12,131	$41,130	$23,619
Earnings per share (as reported):
Basic	$1.21	$0.60	$2.03	$1.17
Diluted	$1.19	$0.60	$2.00	$1.16
Earnings per share (adjusted):
Basic	$1.19	$0.60	$2.00	$1.16
Diluted	$1.18	$0.59	$1.97	$1.15

The following table illustrates the assumptions used to obtain the pro forma stock option expense figures.

	As of June 30,
	2004	2003
Assumptions:
Options outstanding	633,180	420,180
Weighted-average:
Fair value per option granted	$8.62	$5.93
Dividend yield	1.2%	1.4%
Expected volatility	33%	33%
Risk-free interest rate	4.1%	4.0%
Expected option life	7.5 years	7.5 years

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 4 Derivatives

Infinity entered into an interest rate swap in July 2003 to hedge a portion of the variable interest rate on a $200 million term loan. Periodic changes in the fair value of the interest rate swap were recorded net of tax in unrealized gains and losses as permitted under the accounting rules set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Infinity settled the interest rate swap in February 2004 in conjunction with the retirement of the term loan, and in doing so, recognized a pretax loss of $0.3 million.

At June 30, 2003, Infinity’s investments in equity securities included an investment in common stock warrants. Infinity adjusted these warrants to their market value of $0.9 million at June 30, 2003. The warrants were sold in September 2003.

Note 5 Computations of Earnings Per Share

The following table illustrates the reconciliation of the denominators in Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net earnings	$24,822	$12,256	$41,762	$23,803

Average basic shares outstanding	20,565	20,347	20,549	20,347

Basic earnings per share	$1.21	$0.60	$2.03	$1.17

Average basic shares outstanding	20,565	20,347	20,549	20,347
Restricted stock not yet vested	89	134	102	99
Dilutive effect of assumed option exercises	203	105	210	57

Average diluted shares outstanding	20,857	20,586	20,861	20,503

Diluted earnings per share	$1.19	$0.60	$2.00	$1.16

Note 6 Long-Term Debt

In February 2004, Infinity issued $200 million of Senior Notes (the “Senior Notes”). The net proceeds of $197.2 million were used to repay the $195.5 million balance due on the term loan and for general corporate purposes. Infinity recorded a $3.4 million loss on the term loan extinguishment, which represented the unamortized balance of previously capitalized debt issuance costs. The Senior Notes accrue interest at an effective rate of 5.55% and bear a coupon of 5.5%, payable semiannually. Issue costs of $2.1 million have been capitalized and will be amortized over the term of the Senior Notes. The fair value of the Senior Notes as of June 30, 2004 ($191.5 million) was calculated using a 150.5 basis point spread to the ten-year U.S. Treasury Note of 4.583%, which was obtained from Bloomberg, a national broker quotation network.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7 Unrealized Gain on Marketable Securities

The change in unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

	Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
2004
Unrealized holding gains (losses) on securities arising during the period	$(27.4)	$2.2	$8.4	$(16.8)
Realized (gains) losses included in net income	(1.0)	(2.0)	1.0	(2.0)

Change in unrealized gain on marketable securities, net	$(28.4)	$0.2	$9.4	$(18.8)

2003
Unrealized holding gains (losses) on securities arising during the period	$32.7	$1.1	$(11.9)	$21.9
Realized (gains) losses included in net income	(0.7)	0.2	0.2	(0.3)

Change in unrealized gain on marketable securities, net	$32.0	$1.3	$(11.7)	$21.6

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Forward-Looking Statements” below.

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

Liabilities for the costs of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims are estimated based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors. Estimating dollar amounts for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Changes in underlying estimates or assumptions and the resulting adjustments to reserves are reflected in the results of operations in the periods in which estimates change.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Infinity’s pretax impairment charges on securities were (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Fixed maturities	$166	$218	$643	$2,948
Equities	17	13	18	29

Total	$183	$231	$661	$2,977

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

Had Infinity recorded impairment charges on all its unrealized losses that were at least six months old at June 30, 2004, the after tax earnings impact would have been $0.8 million.

Accruals for Litigation

Infinity may have known or unknown liabilities that arise from various lawsuits relating to its insurance operations. Infinity continually evaluates these potential liabilities and reserves for them using the criteria established by SFAS No. 5, “Accounting for Contingencies.” Management believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

In February 2004, Infinity issued $200 million of Senior Notes due 2014 and obtained a revolving credit line of $20 million. Of the proceeds from the sale of the Senior Notes, $195.5 million was used to repay the outstanding principal balance of Infinity’s term loan. The remaining proceeds are to be used for general corporate purposes. The Senior Notes are unsecured and no sinking fund payments are required. Scheduled interest payments are $5.5 million due in August 2004 and $11.0 million per year through maturity in 2014.

In 2004, Infinity’s operating subsidiaries may pay to Infinity up to $46 million of ordinary dividends without prior regulatory approval. Management believes that Infinity’s cash and investment balances and cash flows generated from operations, including dividends and tax payments from its subsidiaries, are adequate to meet its future liquidity needs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Quota Share Agreement

Infinity utilizes the reinsurance market to manage its capital and surplus levels relative to its reserve liabilities, supporting its capacity for growth. Through the first half of 2003, Infinity’s insurance subsidiaries ceded 90% of their personal auto physical damage business on a funds withheld basis to Inter-Ocean Reinsurance Limited (“Inter-Ocean”). The percentage ceded was reduced to 20% for the second half of 2003. Infinity entered into a reinsurance agreement for 2004 with American Re-Insurance Company (“American Re”) on terms substantially equivalent to those in effect in 2003 with Inter-Ocean, except that the minimum percentage of business that may be ceded under the reinsurance agreement was lowered from 20% to 10%, and the Assumed Agency Business was excluded from this agreement. During the first six months of 2004, Infinity ceded 10% of physical damage premiums to American Re. The Inter-Ocean and American Re agreements are referred to collectively as the “Quota Share Agreements” throughout this document.

Premiums ceded under the Quota Share Agreements were $7.8 million and $9.4 million for the three-month and six-month periods ended June 30, 2004, respectively, versus $79.7 million and $166.3 million for the corresponding periods in 2003. In conjunction with the commutation of the 2003 quota share agreement, Inter-Ocean returned $7.2 million to Infinity, which represented the balance of unearned ceded premiums on the Assumed Agency Business at January 1, 2004.

Investments

Infinity’s investment portfolio at June 30, 2004 contained approximately $1.3 billion in fixed maturity securities and $19.9 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2004, Infinity had pretax net unrealized gains of $24.9 million on fixed maturities and $2.4 million on equity securities. Combined, these figures decreased by $28.2 million for the six-month period ended June 30, 2004 and $42.9 million since June 30, 2003, primarily due to increases in market interest rates.

Approximately 94% of Infinity’s investments in fixed maturities at June 30, 2004 were rated “investment grade.” Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The average duration of Infinity’s fixed maturity portfolio was 4.6 years at June 30, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for Infinity’s investment portfolio follows:

	(millions)
June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total
Fixed Maturities	$1,228.0	$34.1	$9.2	$1,252.9	98%
Common Stocks	17.5	3.1	0.7	19.9	2%

Total	$1,245.5	$37.2	$9.9	$1,272.8	100%

	(millions)
December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total
Fixed Maturities	$1,192.4	$55.6	$2.3	$1,245.8	98%
Common Stocks	19.2	2.2	—	21.4	2%

Total	$1,211.6	$57.8	$2.3	$1,267.2	100%

	June 30, 2004	December 31, 2003
Number of positions held with unrealized:
gains	342	456
losses	171	69

Number of positions held that individually exceed unrealized:
gains of $500,000	6	9
losses of $500,000	—	—

Percentage of positions held with unrealized:
gains that were investment grade	87%	89%
losses that were investment grade	94%	84%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2004 based on their market values in millions. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses	Securities Carried With Cost Equal To Market	All Fixed Maturity Securities
Maturity
One year or less	$35.5	$1.0	$—	$36.5
After one year through five years	348.4	173.9	—	522.3
After five years through ten years	212.0	144.7	1.2	357.9
After ten years	93.0	28.4	3.1	124.5
Mortgage-backed securities	95.7	110.7	5.3	211.7

Total	$784.6	$458.7	$9.6	$1,252.9

RESULTS OF OPERATIONS

Underwriting

Infinity’s insurance subsidiaries provide personal automobile insurance products with an emphasis on nonstandard auto insurance and to a lesser extent nonstandard commercial auto insurance. Nonstandard coverage is designed for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage.

Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses and underwriting expenses to earned premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

In this discussion, underwriting results represent the combined results of the NSA Group and the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Though it is licensed to write business in all 50 states, Infinity focuses on the 15 “Franchise” and “Resource” states that management believes offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into four categories:

•	“Franchise States” – These states provide Infinity with the best opportunity for profitable growth. They are California, Florida, Georgia, Connecticut and Pennsylvania.

•	“Resource States” – In these 10 states, Infinity is strengthening operations while replicating the operating model of the Franchise States.

•	“Maintenance States” – Infinity is maintaining its renewal writings in these states while increasing insurance rates to achieve underwriting profitability.

•	“Exit States” – Infinity is ceasing operations in these states.

Below is a discussion of the earned premiums and underwriting results for Infinity (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Earned Premiums
Franchise States	$183.6	$188.6	$387.5	$384.1
Resource States	26.8	30.1	51.6	62.7
Maintenance and Exit States	18.6	33.0	36.1	71.2

Gross written premiums	229.0	251.7	475.2	518.0
Ceded reinsurance	(10.3)	(81.9)	(14.3)	(169.8	)(a)

Net written premiums	218.7	169.8	460.9	348.2
Change in unearned premiums	0.1	(3.9)	(31.8)	(16.8	)(a)

Net earned premiums	$218.8	$165.9	$429.1	$331.4

(a)	Excludes $48.0 million in unearned premiums transferred to Infinity with the Assumed Agency Business on January 1, 2003.

Six- month period ended June 30, 2004 versus 2003

Gross written premiums for all states for the six-month period ended June 30, 2004 fell 8.3%, or $42.8 million from the six-month period ended June 30, 2003. For this period, $35.1 million of the decrease came in the Maintenance and Exit States where Infinity is actively reducing its business as the result of historically poor underwriting results. In addition, gross written premiums in Resource States fell $11.1 million, as new products recently introduced in several of the Resource States have not generated sufficient growth to offset the decline in old products. Infinity did experience growth of $3.4 million in gross written premiums in its Franchise States from $384.1 million for the six-month period ended June 30, 2003 to $387.5 million for the corresponding period in 2004. This growth was due largely to first quarter growth in California, and substantial growth in Florida attributable to the introduction of Low Cost and Value-Added products.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Net written premiums for the first six months of 2004 increased $112.7 million, or 32.4%, over the same period in 2003. This increase was due both to the reduction of the percentage of physical damage premiums ceded from 90% in the first half of 2003 to 10% effective January 1, 2004 and the exclusion, effective January 1, 2004, of the Assumed Agency Business from the Quota Share Agreements.

Net earned premiums increased $97.7 million, or 29.5% for the six-month period ended June 30, 2004 from the corresponding period of 2003. This increase was due to the reduction in the percentage of physical damage premiums ceded under the Quota Share Agreements, as discussed above. Excluding this effect, earned premiums fell 4.8% due to the same factors that caused the reduction in gross written premiums described earlier.

Three- month period ended June 30, 2004 versus 2003

Gross written premiums for the three-month period ended June 30, 2004 fell 9.0%, or $22.7 million from the three-month period ended June 30, 2003. Infinity continues to aggressively reduce its writings in Maintenance and Exit States, where gross written premiums fell $14.4 million. The reduction in gross written premiums in Infinity’s Resource States slowed in the second quarter, as recently introduced products in Texas and Arizona have begun to generate new business growth. Infinity plans to continue to introduce its new products in the remaining Resource States. Also in the second quarter, Infinity’s gross written premiums in Franchise States fell 2.7% as compared with the same period in 2003. Three of the Franchise States, Connecticut, Georgia and Pennsylvania, continued to experience reductions in gross written premiums, as recently introduced products had not yet begun to grow sufficiently to offset the decline of business on old programs. Florida continued to show strong growth in the second quarter as a result of the successful introduction of both Low Cost and Value-Added products. California, Infinity’s largest state, actually experienced a decline in gross written premiums in the second quarter as market competition increased.

Net written premiums for the three-month period ended June 30, 2004 increased $48.9 million, or 28.8%, over the same period in 2003. This increase was due both to the reduction of the percentage of physical damage premiums ceded from 90% in the second quarter of 2003 to 10% effective January 1, 2004 and the exclusion, effective January 1, 2004, of the Assumed Agency Business from the Quota Share Agreements.

Net earned premiums increased $52.9 million, or 31.9% for the three-month period ended June 30, 2004 from the corresponding period of 2003. This increase was due to the reduction in the percentage of physical damage premiums ceded under the Quota Share Agreements, as discussed above. Excluding this effect, earned premiums fell 4.7% due to the same factors that caused the reduction in gross written premiums described earlier.

	Three months ended June 30,		Six months ended June 30,
Combined Ratios :	2004	2003	2004	2003
Gross of the Quota Share Agreements:
Loss and LAE ratio	66.5%	72.4%	68.3%	73.3%
Underwriting expense ratio	22.8%	22.5%	22.6%	22.1%

Combined ratio	89.3%	94.9%	90.9%	95.4%

Net of the Quota Share Agreements:
Loss and LAE ratio	67.2%	77.6%	69.5%	79.4%
Underwriting expense ratio	21.1%	14.7%	20.4%	13.8%

Combined ratio	88.3%	92.3%	89.9%	93.2%

Six- month period ended June 30, 2004 versus 2003

Excluding the effects of the Quota Share Agreements, the loss and LAE ratio fell 5.0 percentage points from 73.3% to 68.3% for the six-month period ended June 30, 2004 versus the corresponding period in 2003. In addition to improved underwriting results from Infinity’s reduction of unprofitable business, the average number of claims per automobile insured decreased slightly and the average cost per claim increased modestly for the six-month period ended June 30, 2004 versus the corresponding period in 2003. Infinity also experienced $2.5 million of favorable development of prior year accident reserves during the first six months of 2004, primarily in California, as compared with $5.0 million of unfavorable development in 2003, primarily on New York business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

The loss and LAE ratio after cessions to the Quota Share Agreements fell from 79.4% for the six-month period ended June 30, 2003 to 69.5% for the six-month period ended June 30, 2004; a more significant improvement than the gross loss & LAE ratio due to the effect of the Quota Share Agreements.

The underwriting expense ratio net of the quota share agreements for the six-month period ended June 30, 2004 was 20.4%, versus 13.8% for the six-month period ended June 30, 2003. This 6.6 percentage point increase was primarily due to the impact of the ceding commission on 90% of physical damage premiums written in the first six months of 2003 versus ceding only 10% in the first six months of 2004. The underwriting expense ratio excluding the effects of the Quota Share Agreements increased slightly, due in part to non-recurring ceding commissions received in 2003 and lower net earned premiums.

Three-month period ended June 30, 2004 versus 2003

Excluding the effects of the Quota Share Agreements, the loss and LAE ratio fell 5.9 percentage points from 72.4% to 66.5% for the three-month period ended June 30, 2004 versus the corresponding period in 2003. In addition to improved underwriting results from Infinity’s reduction of unprofitable business, the average number of claims per automobile insured decreased slightly and the average cost per claim increased modestly for the three-month period ended June 30, 2004 versus the corresponding period in 2003. Infinity also experienced $5.0 million of unfavorable development in 2003, primarily on New York business. The loss and LAE ratio after cessions to the Quota Share Agreements fell from 77.6% for the three-month period ended June 30, 2003 to 67.2% for the three-month period ended June 30, 2004; a more significant improvement than the gross loss & LAE ratio due to the effect of the Quota Share Agreements.

The underwriting expense ratio net of the quota share agreements for the three-month period ended June 30, 2004 was 21.1%, versus 14.7% for the three-month period ended June 30, 2003. This 6.4 percentage point increase was primarily due to the impact of the ceding commission on 90% of physical damage premiums written in the second quarter of 2003 versus ceding only 10% in the second quarter of 2004.

Investment Income

Investment income is composed primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the Quota Share Agreements, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Gross investment income	$18,130	$15,777	$35,319	$32,102
Investment expenses	(633)	(508)	(1,327)	(1,109)
Interest expense on Quota Share Agreements	(401)	(1,820)	(901)	(3,376)

Net investment income	$17,096	$13,449	$33,091	$27,617

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income increased $3.6 million and $5.5 million for the three-month and six-month periods ended June 30, 2004, respectively, from the corresponding 2003 periods. These increases were due to higher gross investment income from a 17.4% increase in average invested assets, primarily from the proceeds of the 2003 term loan, partially offset by a decrease in Infinity’s weighted-average gross investment yield from 5.5% to 5.0% for the six-month periods ended June 30, 2003 and 2004, respectively. Investment income also increased due to decreases in interest expense associated with the Quota Share Agreements of $1.4 million and $2.5 million for the three-month and six-month periods ended June 30, 2004, respectively, versus the corresponding 2003 periods, from the lower utilization of the Quota Share Agreements in 2004 as compared to 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals as follows (before tax, in thousands):

	Six months ended June 30, 2004
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$643	$1,657	$1,014
Equities	18	2,050	2,032

Total	$661	$3,707	$3,046

	Six months ended June 30, 2003
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$2,948	$3,601	$653
Equities	29	(102)	(131)

Total	$2,977	$3,499	$522

The other than temporary impairments in the six-month period ended June 30, 2004 were primarily for fixed income securities from firms in the synthetic fibers industry. The impairments in the 2003 period related primarily to fixed income securities from firms in the airline industry. Realized gains on equity securities for the six-month period ended June 30, 2004 included a gain on the sale of an inactive insurance subsidiary to GAI, which occurred in March 2004.

Interest Expense

The term loan accrued interest at an average variable rate of 3.6% for the portion of the six-month period in 2004 that it was outstanding. This variable rate was partially hedged by the interest rate swap. The term loan was prepaid in full on February 17, 2004 with proceeds from the issuance of the Senior Notes. The swap position was closed on that date. Beginning on February 17, 2004, the Senior Notes accrue interest at an effective rate of 5.55%. Interest expense was accrued at a fixed rate of 8.5% on the $55 million note due to AFG until its repayment in mid-July, 2003 from a portion of the proceeds of the term loan.

Interest expense was (in thousands):

	Six months ended June 30,
	2004		2003
AFG $55 million note	$—		$2,350
Term loan	947		—
Interest rate swap	166		—
Senior Notes, issued February 17, 2004	3,961		—

Total	$5,074	(a)	$2,350

(a)	Excluding amortization of debt issuance costs of $147, which is included in corporate general and administrative expenses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Proposed Accounting Standard

On March 31, 2004, the Financial Accounting Standards Board issued a proposed accounting standard that, if implemented, would require Infinity to expense stock option grants beginning in 2005. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted under this method, Infinity does not record compensation expense for stock option grants. The proforma effects of recognizing this expense are shown in Note 3 to the consolidated financial statements. Infinity does not expect this proposed standard, should it become final in its current form, to have a material effect on its results of operations or financial condition. Had the proposed standard been effective in its current form as of June 30, 2004, Infinity does not believe its actual results would have differed materially from the pro forma results.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “believes”, “expects”, “may”, “should”, “intends”, “plans”, “anticipates”, “estimates”, or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions, future premiums, revenues, earnings and investment activities, expected losses, rate fluctuations and loss experience.

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, the presence of competitors with greater financial resources and the impact of competitive prices, the ability to obtain timely approval for requested rate changes, judicial and regulatory developments adverse to the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions), changes in driving patterns and loss trends and acts of war and terrorist activities. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For more detailed discussion of some of the foregoing risks and uncertainties, see Infinity’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2004, there were no material changes to the information provided in Infinity’s Form 10-K for 2003 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 4

Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on three items at the Annual Meeting of Shareholders held on May 25, 2004:

1.	The election of four directors to terms ending in 2006;

2.	Approval of Infinity’s 2004 Employee Stock Purchase Plan; and

3.	Approval of Infinity’s Annual Bonus Plan.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
James R. Gober	18,077,654	477,423
Gregory G. Joseph	18,077,654	477,423
Harold E. Layman	18,327,556	227,521
Samuel J. Weinhoff	18,327,556	227,521

The following directors whose term of office continued after the Annual Meeting of Shareholders but will end in 2005 include: Jorge G. Castro, Samuel J. Simon, Roger Smith and Gregory C. Thomas.

Infinity’s 2004 Employee Stock Purchase Plan was approved as follows:

14,318,339	Votes for approval

206,737	Votes against

109,474	Abstentions

3,920,527	Broker Non-Votes

Infinity’s Annual Bonus Plan was approved as follows:

13,088,277	Votes for approval

1,432,272	Votes against

114,001	Abstentions

3,920,527	Broker Non-Votes

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits and Reports on Form 8-K

(a) Exhibit 31(a) -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Date of Report	Item Reported
April 27, 2004	Press Release – First Quarter Results

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 10, 2004		Roger Smith
Senior Vice President and Chief Financial Officer