Form 10-Q
period 2004-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2004-11-10
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 1, 2004, there were 20,657,696 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income:
Earned premiums	$220,549	$172,816	$649,642	$504,197
Net investment income	16,071	14,237	49,162	41,854
Realized gains on investments	2,805	761	5,851	1,283
Other income	1,067	2,154	4,408	3,980

Total revenue	240,492	189,968	709,063	551,314

Costs and Expenses:
Losses and loss adjustment expenses	151,563	136,651	449,760	399,777
Commissions and other underwriting expenses	47,037	22,376	134,389	68,123
Interest expense	2,888	2,045	7,962	4,395
Corporate general and administrative expenses	1,529	1,904	4,764	4,994
Loss on retirement of long-term debt	—	—	3,436	—
Other expenses	6,250	4,878	14,941	15,595

Total expenses	209,267	167,854	615,252	492,884

Earnings before income taxes	31,225	22,114	93,811	58,430
Provision for income taxes	8,272	7,161	29,096	19,674

Net Earnings	$22,953	$14,953	$64,715	$38,756

Earnings per Common Share:
Basic	$1.12	$0.73	$3.15	$1.90
Diluted	$1.10	$0.72	$3.10	$1.89

Average number of Common Shares:
Basic	20,567	20,348	20,555	20,347
Diluted	20,841	20,645	20,855	20,556

Cash dividends per Common Share	$0.055	$0.055	$0.165	$0.110

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments:
Fixed maturities – at market (amortized cost – $1,255,491 and $1,192,418)	$1,303,397	$1,245,753
Equity securities – at market (cost – $17,662 and $19,184)	19,085	21,375

Total investments	1,322,482	1,267,128

Cash and cash equivalents	122,228	125,042
Accrued investment income	16,177	16,772
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $8,934 and $7,902	263,331	254,026
Prepaid reinsurance premiums	25,580	42,089
Amounts recoverable from reinsurers	29,324	31,481
Deferred policy acquisition costs	62,217	50,858
Current and deferred income taxes	7,120	8,890
Prepaid expenses, deferred charges and other assets	23,208	31,178
Goodwill	75,275	75,275

Total assets	$1,946,942	$1,902,739

Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	$671,615	$709,887
Unearned premiums	388,489	371,716
Amounts payable to reinsurers	18,632	36,055
Long-term debt (fair value – $198,386 at September 30, 2004)	199,291	195,500
Commissions payable	25,597	23,073
Accounts payable, accrued expenses and other liabilities	125,222	111,138

Total liabilities	1,428,846	1,447,369

Shareholders’ Equity:
Common Stock, no par value - 50,000,000 shares authorized - 20,657,287 and 20,483,958 shares outstanding	20,657	20,484
Additional paid-in capital	329,510	324,787
Retained earnings	136,163	74,856
Unearned compensation (restricted stock)	(463)	(1,000)
Unrealized gain on marketable securities, net	32,229	36,243

Total shareholders’ equity	518,096	455,370

Total liabilities and shareholders’ equity	$1,946,942	$1,902,739

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss)	Unearned Compensation	Total
Balance at January 1, 2003	$1	$342,743	$20,000	$24,059	$—	$386,803
Net earnings	—	—	38,756	—	—	38,756
Change in unrealized gains	—	—	—	15,446	—	15,446

Comprehensive income						54,202
Dividends paid to common stockholders	—	—	(2,253)	—	—	(2,253)
Stock split	20,346	(20,346)	—	—	—	—
Issuance of restricted stock awards	134	2,016	—	—	(2,150)	—
Amortization of unearned compensation	—	—	—	—	821	821
Exercise of stock options	3	37	—	—	—	40
Capital contribution	—	2,476	—	—	—	2,476

Balance at September 30, 2003	$20,484	$326,926	$56,503	$39,505	$(1,329)	$442,089

Net earnings	$—	$—	$19,480	$—	$—	$19,480
Change in unrealized gains	—	—	—	(3,477)	—	(3,477)
Unrealized gain on derivative	—	—	—	215	—	215

Comprehensive income						16,218
Dividends paid to common stockholders	—	—	(1,127)	—	—	(1,127)
Amortization of unearned compensation	—	—	—	—	329	329
Other	—	(2,139)	—	—	—	(2,139)

Balance at December 31, 2003	$20,484	$324,787	$74,856	$36,243	$(1,000)	$455,370

Net earnings	$—	$—	$64,715	$—	$—	$64,715
Change in unrealized gains	—	—	—	(3,799)	—	(3,799)
Unrealized gain on derivative	—	—	—	(215)	—	(215)

Comprehensive income						60,701
Dividends paid to common stockholders	—	—	(3,408)	—	—	(3,408)
Issuance of Common Stock	171	4,685	—	—	—	4,856
Amortization of unearned compensation	—	—	—	—	537	537
Exercise of stock options	2	38	—	—	—	40

Balance at September 30, 2004	$20,657	$329,510	$136,163	$32,229	$(463)	$518,096

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Operating Activities:
Net earnings	$64,715	$38,756
Adjustments:
Depreciation and amortization	11,785	13,538
Realized (gains) losses on investments	(5,851)	(1,283)
Change in accrued investment income	595	(1,695)
Change in agents’ balances and premiums receivable	(9,305)	(38,524)
Change in reinsurance receivables	18,666	25,105
Change in deferred policy acquisition costs	(11,359)	(19,744)
Change in other assets	5,688	(1,448)
Changes in balances with affiliates	—	752
Change in insurance claims and reserves	(21,499)	7,571
Change in payable to reinsurers	(17,423)	(3,540)
Change in other liabilities	16,608	32,706
Other, net	170	87

Net cash provided by operating activities	52,790	52,281

Investing Activities:
Purchase of and additional investments in:
Fixed maturity investments	(254,979)	(380,083)
Equity securities	(2,197)	(11,711)
Property and equipment	(3,376)	(1,758)
Maturities and redemptions of fixed maturity investments	103,346	118,254
Sales of:
Fixed maturity investments	79,882	81,109
Stock of subsidiary	10,380	—
Equity securities	6,807	3,615
Property and equipment	1,430	22

Net cash used in investing activities	(58,707)	(190,552)

Financing Activities:
Issuance of term loan	—	196,300
Repayments of term loan	—	(2,250)
Repayment of note to American Financial Group	—	(55,000)
Repayment of term loan	(195,500)	—
Proceeds from Senior Notes	199,256	—
Debt issuance costs	(2,141)	—
Proceeds from issuance of Common Stock	4,896	40
Dividends paid on Common Stock	(3,408)	(2,253)

Net cash provided by financing activities	3,103	136,837

Net Decrease in Cash and Cash Equivalents	(2,814)	(1,434)

Cash and short-term investments at beginning of period	125,042	88,053

Cash and short-term investments at end of period	$122,228	$86,619

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended September 30,
	2004	2003
Operating Activities:
Net earnings	$22,953	$14,953
Adjustments:
Depreciation and amortization	3,122	5,866
Realized gains on investments	(2,805)	(761)
Change in accrued investment income	370	(2,406)
Change in agents’ balances and premiums receivable	2,315	(5,963)
Change in reinsurance receivables	672	25,314
Change in deferred policy acquisition costs	(135)	(13,666)
Change in other assets	2,457	5,547
Changes in balances with affiliates	—	7,079
Change in insurance claims and reserves	(7,608)	30,083
Change in payable to reinsurers	(2,066)	(30,213)
Change in other liabilities	11,557	13,736
Other, net	326	(713)

Net cash provided by operating activities	31,158	48,856

Investing Activities:
Purchase of and additional investments in:
Fixed maturity investments	(83,282)	(214,478)
Equity securities	(2,197)	(9,561)
Property and equipment	(1,058)	(516)
Maturities and redemptions of fixed maturity investments	18,204	21,820
Sales of:
Fixed maturity investments	30,563	6,213
Equity securities	3,957	3,088
Property and equipment	47	4

Net cash used in investing activities	(33,766)	(193,430)

Financing Activities:
Issuance of term loan	—	196,300
Repayments of term loan	—	(2,250)
Repayment of note to American Financial Group	—	(55,000)
Proceeds from issuance of Common Stock	40	40
Dividends paid on Common Stock	(1,136)	(1,127)

Net cash (used in) provided by financing activities	(1,096)	137,963

Net Decrease in Cash and Cash Equivalents	(3,704)	(6,611)

Cash and short-term investments at beginning of period	125,932	93,230

Cash and short-term investments at end of period	$122,228	$86,619

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

Certain accounts and balances within these financial statements are based upon management’s estimates and assumptions. The amount of reserves for claims not yet paid, for example, is an item that can only be recorded by estimation. Unrealized capital gains and losses on investments are subject to market fluctuations and managerial judgment is required in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary. Should actual results differ significantly from these estimates, the effects on Infinity’s results of operations could be material.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3 Stock-Based Compensation

Infinity’s Stock Option Plan and Restricted Stock Plan were established in 2002. There were 2,000,000 and 500,000 shares of Infinity common stock (“Common Stock”) reserved for issuance under the Stock Option Plan and Restricted Stock Plan, respectively. Through September 30, 2004, Infinity has issued 639,180 options and 134,375 shares of restricted stock. Twelve thousand five hundred options have been exercised or forfeited, leaving 626,680 outstanding as of September 30, 2004. Options generally become exercisable at the rate of 20% per year commencing one year after grant. For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. On March 31, 2004, the Financial Accounting Standards Board (”FASB”) proposed a new standard that would require recognition of compensation expense for employee stock options. On October 13, 2004, the FASB voted to defer the effective date of the standard to interim or annual periods beginning after June 15, 2005. Had the proposed standard been effective in its current form for the periods presented, Infinity does not believe its actual results would have differed materially from the pro forma results shown below.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$22,953	$14,953	$64,715	$38,756
Pro forma stock option expense	(259)	(171)	(891)	(355)

Adjusted net earnings	$22,694	$14,782	$63,824	$38,401

Earnings per share (as reported):
Basic	$1.12	$0.73	$3.15	$1.90
Diluted	$1.10	$0.72	$3.10	$1.89
Earnings per share (adjusted):
Basic	$1.10	$0.73	$3.11	$1.89
Diluted	$1.09	$0.72	$3.06	$1.87

The following table illustrates the assumptions used to obtain the pro forma stock option expense figures.

	As of September 30,
	2004	2003
Assumptions:
Options outstanding	626,680	419,180
Weighted-average:
Fair value per option granted	$8.62	$5.98
Dividend yield	1.2%	1.4%
Expected volatility	33%	33%
Risk-free interest rate	4.1%	4.0%
Expected option life	7.5 years	7.5 years

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 4 Derivatives

Infinity entered into an interest rate swap in July 2003 to hedge a portion of the variable interest rate on a $200 million term loan. Periodic changes in the fair value of the interest rate swap were recorded net of tax in unrealized gains and losses as permitted under the accounting rules set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2003, the value of the interest rate swap was a pretax unrealized loss of $352 thousand. Infinity settled the interest rate swap in February 2004 in conjunction with the retirement of the term loan, and, in doing so, recognized a pretax loss of $0.3 million.

Infinity’s investments in equity securities included an investment in common stock warrants until their sale in September, 2003. The warrants were sold for $1.0 million, including a realized gain of $0.1 million.

Note 5 Computations of Earnings Per Share

The following table illustrates the reconciliation of the denominators in Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net earnings	$22,953	$14,953	$64,715	$38,756

Average basic shares outstanding	20,567	20,348	20,555	20,347

Basic earnings per share	$1.12	$0.73	$3.15	$1.90

Average basic shares outstanding	20,567	20,348	20,555	20,347
Restricted stock not yet vested	90	134	98	111
Dilutive effect of assumed option exercises	184	164	202	98

Average diluted shares outstanding	20,841	20,645	20,855	20,556

Diluted earnings per share	$1.10	$0.72	$3.10	$1.89

Note 6 Long-Term Debt

In February 2004, Infinity issued $200 million of Senior Notes (the “Senior Notes”). The net proceeds of $197.2 million were used to repay the $195.5 million balance due on the term loan and for general corporate purposes. Infinity recorded a $3.4 million loss on the term loan extinguishment, which represented the unamortized balance of previously capitalized debt issuance costs. The Senior Notes accrue interest at an effective rate of 5.55% and bear a coupon of 5.5%, payable semiannually. Issue costs of $2.1 million have been capitalized and will be amortized over the term of the Senior Notes. The fair value of the Senior Notes as of September 30, 2004 ($198.4 million) was calculated using a 149.0 basis point spread to the ten-year U.S. Treasury Note of 4.121%, which was obtained from Bloomberg, a national broker quotation network.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7 Unrealized Gain on Marketable Securities

The change in unrealized gain on marketable securities for the nine-month period ended September 30 included the following (in millions):

	Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
2004
Unrealized holding gains (losses) on securities arising during the period	$(3.5)	$3.2	$0.1	$(0.2)
Realized (gains) losses included in net income	(1.9)	(4.0)	2.3	(3.6)

Change in unrealized gain on marketable securities, net	$(5.4)	$(0.8)	$2.4	$(3.8)

2003
Unrealized holding gains (losses) on securities arising during the period	$23.8	$1.5	$(9.0)	$16.3
Realized (gains) losses included in net income	(1.7)	0.4	0.4	(0.9)

Change in unrealized gain on marketable securities, net	$22.1	$1.9	$(8.6)	$15.4

Note 8 Effective Tax Rate

Infinity’s effective federal income tax rates were:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Statutory rate	35.0%	35.0%	35.0%	35.0%
Adjustments:
Interest income on tax-exempt securities	(1.5)	(2.2)	(1.5)	(1.1)
Dividends received deduction	(0.1)	(0.5)	(0.2)	(0.4)
Loss carryforward and alternative minimum tax credits (1)	(6.7)	—	(2.2)	—
Other	(0.2)	—	(0.1)	0.2

Effective tax rate	26.5%	32.3%	31.0%	33.7%

(1)	Infinity utilized net operating loss carryforwards and alternative minimum tax credits in September 2004, which reduced federal income taxes by $2.1 million and resulted in an increase in basic earnings per share of $0.10 for the three-month and nine-month periods ended September 30, 2004.

Note 9 Additional Information

In the third quarter of 2004, Infinity recorded a correction of a $2.4 million underaccrual of underwriting expense from the fourth quarter of 2003. Management evaluated the underaccrual as it relates to prior periods and determined that this item was immaterial. Accordingly, no prior period has been restated.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Forward-Looking Statements” below.

OVERVIEW

Infinity continued its strong financial performance for the nine-month period ended September 30, 2004, reporting net income of $64.7 million, an increase of 67.0% over that of the same period in 2003. Diluted earnings per share for the nine-month period ended September 30, 2004 was $3.10, an increase of 64.0% over the $1.89 per share reported for the nine-month period ended September 30, 2003. Return on equity for the nine-month period ended September 30, 2004 increased to 17.9%, up from 13.2% reported for the same period in 2003.

Increased earnings and returns were substantially a result of continued improvements in underwriting profitability. Underwriting profit margins, gross of the physical damage quota share agreements, improved 4.0 points for the first nine months of 2004 as compared with the same period in 2003. Infinity experienced favorable reserve development of approximately 1.6 points for the first nine months on 2004, as Infinity continued to see declines in claim frequencies on prior accident periods, particularly related to its California book of business. This compares with unfavorable development of approximately 1.2 points for the same period in the prior year, resulting primarily from increases in the cost of adjusting claims on Infinity’s New York book of business. In addition, Infinity, as well as the industry in general, continued to benefit in the current accident year from moderate inflation in the medical and automobile repair costs.

Book value per share increased 16.0%, from $21.72 per share at September 30, 2003 to $25.19 at September 30, 2004, from the contribution of earnings in excess of shareholder dividends.

Total revenues increased for the nine-month period ended September 30, 2004 to $709.1 million, up 28.6% from the same period in 2003, as a result of a lower utilization of reinsurance in 2004 as well as an increase in investment income from a larger investment portfolio, and an increase in capital gains from security sales.

As of September 30, 2004, Infinity had 702,000 policies-in-force, a 2.8% decline over the same period last year. It was the decline in policies-in-force in Infinity’s Non-focus States that caused the overall decline, as Infinity continued to reduce business in these states in which underwriting profit goals had not been met. As the business in the Non-focus States was unprofitable, the reduction in policies-in-force for the Non-focus States has contributed favorably to Infinity’s profitability since 2003. Policies-in-force for the 17 states in which Infinity is focused actually grew 0.6% from 651,000 to 655,000 for the same period.

Infinity continued to invest over 95% of its investable funds in fixed income and cash-equivalent securities. The average duration of the fixed income portfolio fell to 4.4 years at September 30, 2004 as compared with 4.6 years at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

In February 2004, Infinity issued $200 million of Senior Notes due 2014 and obtained a revolving credit line of $20 million. Of the proceeds from the sale of the Senior Notes, $195.5 million was used to repay the outstanding principal balance of Infinity’s term loan. The remaining proceeds are to be used for general corporate purposes. The Senior Notes are unsecured and no sinking fund payments are required. A scheduled interest payment of $5.5 million was made in August 2004 and $11.0 million of interest payments will be made per year through maturity in 2014.

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

Quota Share Agreements

Infinity utilizes the reinsurance market to manage its capital and surplus levels relative to its reserve liabilities, supporting its capacity for growth. Through the first half of 2003, Infinity’s insurance subsidiaries ceded 90% of their personal auto physical damage business on a funds withheld basis to Inter-Ocean Reinsurance Limited (“Inter-Ocean”). The percentage ceded was reduced to 20% for the second half of 2003. Infinity entered into a reinsurance agreement for 2004 with American Re-Insurance Company (“American Re”) on terms substantially equivalent to those in effect in 2003 with Inter-Ocean, except that the minimum percentage of business that may be ceded under the reinsurance agreement was lowered from 20% to 10%, and the Assumed Agency Business was excluded from this agreement. During the first nine months of 2004, Infinity ceded 10% of physical damage premiums to American Re. The Inter-Ocean and American Re agreements are referred to collectively as the “Quota Share Agreements” throughout this document.

Premiums ceded under the Quota Share Agreements were $7.5 million and $16.9 million for the three-month and nine-month periods ended September 30, 2004, respectively, versus $9.9 million and $176.2 million for the corresponding periods in 2003. In conjunction with the commutation of the 2003 quota share agreement, Inter-Ocean returned $7.2 million to Infinity, which represented the balance of unearned ceded premiums on the Assumed Agency Business at January 1, 2004.

Investments

Infinity’s investment portfolio at September 30, 2004 contained approximately $1.3 billion in fixed maturity securities and $19.1 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2004, Infinity had pretax net unrealized gains of $47.9 million on fixed maturities and $1.4 million on equity securities. Combined, these figures decreased by $6.2 million for the nine-month period ended September 30, 2004 and $11.6 million since September 30, 2003, primarily due to increases in market interest rates.

Approximately 95% of Infinity’s investments in fixed maturities at September 30, 2004 were rated “investment grade.” Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The average duration of Infinity’s fixed maturity portfolio was 4.4 years at September 30, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for Infinity’s investment portfolio follows (in millions):

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total
Fixed maturities	$1,255.5	$50.0	$2.1	$1,303.4	99%
Equities	17.7	1.9	0.5	19.1	1

Total	$1,273.2	$51.9	$2.6	$1,322.5	100%

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total
Fixed maturities	$1,192.4	$55.6	$2.3	$1,245.8	98%
Equities	19.2	2.2	—	21.4	2

Total	$1,211.6	$57.8	$2.3	$1,267.2	100%

	September 30, 2004	December 31, 2003
Number of positions held with unrealized:
Gains	443	456
Losses	56	69

Number of positions held that individually exceed unrealized:
gains of $500,000	10	9
losses of $500,000	—	—

Percentage of positions held with unrealized:
gains that were investment grade	91%	89%
losses that were investment grade	84%	84%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2004 based on their market values, in millions. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses	Securities Carried With Cost Equal To Market	All Fixed Maturity Securities
Maturity
One year or less	$47.9	$—	$—	$47.9
After one year through five years	380.7	80.9	1.8	463.4
After five years through ten years	389.1	31.3	1.7	422.1
After ten years	97.3	5.3	—	102.6
Mortgage-backed securities	194.7	72.7	—	267.4

Total	$1,109.7	$190.2	$3.5	$1,303.4

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

Though it is licensed to write business in all 50 states, Infinity focuses on the 17 “Franchise” and “Resource” states that management believes offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into three categories:

•	“Franchise States” – These states provide Infinity with the best opportunity for profitable growth. They are California, Florida, Georgia, Connecticut and Pennsylvania.

•	“Resource States” – In these 12 states, Infinity is strengthening operations while replicating the operating model of the Franchise States. They are Texas, Alaska, Alabama, South Carolina, Arizona, Tennessee, Mississippi, Missouri, Ohio, Indiana, Wisconsin, and Virginia. Indiana and Wisconsin were added based on a periodic evaluation of states for inclusion into Resource States based on potential for profitable growth.

•	“Non-focus States” – Infinity is either maintaining its renewal writings in these states while increasing insurance rates to achieve underwriting profitability, or ceasing operations in these states.

Below is a discussion of the earned premiums and underwriting results for Infinity (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Change	%	2004	2003		Change	%
Net Earned Premiums
Franchise States	$189.7	$183.2	$6.5	3.5%	$577.2	$567.3		$9.9	1.7%
Resource States (b)	29.1	29.5	(0.4)	(1.4)	83.7	98.0		(14.3)	(14.6)
Non-focus States (b)	13.2	23.7	(10.5)	(44.3)	46.2	89.1		(42.9)	(48.1)

Gross written premiums	$232.0	$236.4	$(4.4)	(1.9)%	$707.2	$754.4		$(47.2)	(6.3)%
Ceded reinsurance	(9.9)	(9.8)	(0.1)	1.0	(24.3)	(131.6	)(a)	107.3	(81.5)

Net written premiums	$222.1	$226.6	$(4.5)	(2.0)%	$682.9	$622.8		$60.1	9.6%
Change in unearned premiums	(1.6)	(53.8)	52.2	(97.0)	(33.3)	(118.6	)(a)	85.3	(71.9)

Net earned premiums	$220.5	$172.8	$47.7	27.6%	$649.6	$504.2		$145.4	28.8%

(a)	Excludes $48.0 million in unearned premiums transferred to Infinity with the Assumed Agency Business on January 1, 2003.
(b)	All periods shown here have been restated to include Indiana and Wisconsin, two new Resource States, in the Resource State category and removing them from the Non-focus State category.

Nine-month period ended September 30, 2004 versus 2003

Gross written premiums for all states for the nine-month period ended September 30, 2004 fell 6.3%, or $47.2 million from the nine-month period ended September 30, 2003. For this period, $42.9 million of the decrease came in the Non-focus States where Infinity is actively reducing its business as the result of historically poor underwriting results. In addition, gross written premiums in Resource States fell $14.3 million, as new products recently introduced in several of the Resource States have not generated sufficient growth to offset the decline in old products. Infinity did experience growth of $9.9 million in gross written premiums in its Franchise States from $567.3 million for the nine-month period ended September 30, 2003 to $577.2 million for the corresponding period in 2004. This growth was due largely to growth in California from the appointment of new agents and the continuing expansion of the Providing Agents Service and Support (“PASS”) incentive program. Infinity also experienced substantial growth in Florida attributable to the introduction of Low Cost and Value-Added products and in Texas due to the introduction of the Value-Added product.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Net written premiums for the first nine months of 2004 increased $60.1 million, or 9.6%, over the same period in 2003. This increase was due both to the reduction of the percentage of physical damage premiums ceded from 90% in the first half of 2003 to 20% effective July 1, 2003, and then to 10% effective January 1, 2004 and the exclusion, effective January 1, 2004, of the Assumed Agency Business from the Quota Share Agreements.

Net earned premiums increased $145.4 million, or 28.8% for the nine-month period ended September 30, 2004 from the corresponding period of 2003. This increase was due to the reduction in the percentage of physical damage premiums ceded under the Quota Share Agreements, as discussed above. Excluding this effect, earned premiums fell 4.6% due to the same factors that caused the reduction in gross written premiums described earlier.

Three-month period ended September 30, 2004 versus 2003

Gross written premiums for the three-month period ended September 30, 2004 fell 1.9%, or $4.4 million from the three-month period ended September 30, 2003. Infinity continues to aggressively reduce its writings in Non-focus States, where gross written premiums fell $10.5 million. The reduction in gross written premiums in Infinity’s Resource States slowed further in the third quarter, as recently introduced products in Alabama, Arizona, South Carolina, and Texas have begun to generate new business growth. Infinity plans to continue to introduce its new products in the remaining Resource States. Also in the third quarter, Infinity’s gross written premiums in Franchise States increased 3.5% as compared with the same period in 2003. Three of the Franchise States, Connecticut, Georgia and Pennsylvania, continued to experience reductions in gross written premiums, as recently revised products had not yet begun to grow sufficiently to offset the decline of business on old programs. Florida continued to show strong growth in the third quarter as a result of the successful introduction of both Low Cost and Value-Added products. California, Infinity’s largest state, returned to positive growth in gross written premiums in the third quarter due to increased marketing efforts.

Net written premiums fell $4.5 million or 2.0% due to the same factors that caused the reduction in gross written premiums described earlier.

Net earned premiums increased $47.7 million, or 27.6%, for the three-month period ended September 30, 2004 from the corresponding period of 2003. This increase was due to the reduction in the percentage of physical damage premiums ceded under the Quota Share Agreements, as discussed above. Excluding this effect, earned premiums fell 4.1% due to the same factors that caused the reduction in gross written premiums described earlier.

	Three months ended September 30,		Nine months ended September 30,
Combined Ratios :	2004	2003	2004	2003
Gross of the Quota Share Agreements:
Loss and LAE ratio	66.6%	71.8%	67.7%	72.8%
Underwriting expense ratio	24.1	21.7	23.1	22.0

Combined ratio	90.7%	93.5%	90.8%	94.8%

Net of the Quota Share Agreements:
Loss and LAE ratio	68.7%	79.1%	69.2%	79.3%
Underwriting expense ratio	21.3	12.9	20.7	13.5

Combined ratio	90.0%	92.0%	89.9%	92.8%

Nine-month period ended September 30, 2004 versus 2003

Excluding the effects of the Quota Share Agreements, the loss and LAE ratio fell 5.1 percentage points from 72.8% to 67.7% for the nine-month period ended September 30, 2004 versus the corresponding period in 2003. Infinity experienced $6.8 million of favorable development of prior year accident reserves during the first nine months of 2004, primarily in California, as compared with $8.6 million of unfavorable development in the corresponding period in 2003. Excluding the effects of reserve development from both periods, the loss and LAE ratio for the nine-month period ended September 30, 2004 was 68.7%, which was 2.9 points lower than the 71.6% loss ratio for the same period in 2003. The three point improvement in the loss ratio was a result of Infinity’s reduction of unprofitable business in Non-focus States, as well as a decrease in the average number of claims per automobile insured, offset only partially by modest increases in the average cost per claim for the nine-month period ended September 30, 2004 versus the corresponding period in 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

The loss and LAE ratio after cessions to the Quota Share Agreements fell from 79.3% for the nine-month period ended September 30, 2003 to 69.2% for the nine-month period ended September 30, 2004; a more significant improvement than the gross loss and LAE ratio due to the effect of the Quota Share Agreements.

The underwriting expense ratio net of the Quota Share Agreements for the nine-month period ended September 30, 2004 was 20.7%, versus 13.5% for the nine-month period ended September 30, 2003. This 7.2 percentage point increase was primarily due to the impact of the ceding commission on 90% of physical damage premiums written in the first six months and 20% in the third quarter of 2003 versus ceding only 10% in the first nine months of 2004. In addition, the third quarter of 2004 included the correction of a $2.4 million underaccrual of underwriting expense from the fourth quarter of 2003. Management evaluated the underaccrual as it relates to prior periods and determined that this item was immaterial. Accordingly, no prior period has been restated. Excluding the effects of the Quota Share Agreements and the underaccrual, the underwriting expense ratio increased from 22.0% to 22.8%, due to increases in 2004 in agency incentives, commission rates and employee health insurance costs, as well as a non-recurring ceding commission received in 2003.

Three-month period ended September 30, 2004 versus 2003

Excluding the effects of the Quota Share Agreements, the loss and LAE ratio fell 5.2 percentage points from 71.8% to 66.6% for the three-month period ended September 30, 2004 versus the corresponding period in 2003. The improved results were primarily due to the continued reduction of unprofitable business in Infinity’s Non-focus States and a slight decrease in the average cost per claim, partially offset by a slight increase in the average number of claims per insured automobile. Infinity also experienced $4.3 million of favorable development in the third quarter of 2004, compared with $3.6 million of unfavorable development for the third quarter of 2003. Infinity’s losses from catastrophes were $1.9 million in the third quarter of 2004, primarily from four hurricanes in Florida. The loss and LAE ratio after cessions to the Quota Share Agreements fell from 79.1% for the three-month period ended September 30, 2003 to 68.7% for the three-month period ended September 30, 2004; a more significant improvement than the gross loss and LAE ratio due to the effect of the Quota Share Agreements.

The underwriting expense ratio, net of the Quota Share Agreements, for the three-month period ended September 30, 2004 was 21.3%, versus 12.9% for the three-month period ended September 30, 2003. This 8.4 percentage point increase was primarily due to the impact of the ceding commission on a smaller percentage of physical damage premiums written in the third quarter of 2003 versus in the third quarter of 2004, as well as the correction of the underaccrual. The underwriting expense ratio, excluding the effects of the Quota Share Agreements and the correction of the underaccrual, increased from 21.7% to 23.1% primarily as a result of increases in the third quarter of 2004 in agency incentives, commission rates, and employee health insurance costs.

Investment Income

Investment income is composed primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the Quota Share Agreements, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Gross investment income	$16,941	$16,511	$52,260	$48,613
Investment expenses	(497)	(601)	(1,824)	(1,710)
Interest expense on Quota Share Agreements	(373)	(1,673)	(1,274)	(5,049)

Net investment income	$16,071	$14,237	$49,162	$41,854

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income increased $1.8 million and $7.3 million for the three-month and nine-month periods ended September 30, 2004, respectively, from the corresponding 2003 periods. These increases were due to higher gross investment income from a 16.6% increase in average invested assets, primarily from the proceeds of the 2003 term loan, partially offset by a decrease in Infinity’s weighted-average gross investment yield from 5.3% to 4.9% for the nine-month periods ended September 30, 2003 and 2004, respectively. Investment income also increased due to decreases in interest expense associated with the Quota Share Agreements of $1.3 million and $3.8 million for the three-month and nine-month periods ended September 30, 2004, respectively, versus the corresponding 2003 periods, from the lower utilization of the Quota Share Agreements in 2004 as compared to 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals as follows (before tax, in thousands):

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$114	$755	$641	$757	$2,412	$1,655
Equities	3	2,167	2,164	21	4,217	4,196

Total	$117	$2,922	$2,805	$778	$6,629	$5,851

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$—	$1,077	$1,077	$2,948	$4,678	$1,730
Equities	486	170	(316)	515	68	(447)

Total	$486	$1,247	$761	$3,463	$4,746	$1,283

The other-than-temporary impairments in the nine-month period ended September 30, 2004 were primarily for fixed income securities from firms in the synthetic fibers industry. The impairments in the 2003 period related primarily to fixed income securities from firms in the airline industry. Realized gains on equity securities for the nine-month period ended September 30, 2004 included a gain on the sale of an inactive insurance subsidiary to GAI, which occurred in March 2004.

For Infinity’s remaining securities held with unrealized losses, management believes that, based on its analysis (i) that the bulk of evidence indicates that Infinity will recover its cost basis in these securities in a relatively short period of time and (ii) that Infinity has the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on Infinity’s liquidity.

Had Infinity recorded impairment charges on all its unrealized losses that were at least six months old at September 30, 2004, the after tax earnings impact would have been $0.9 million.

Interest Expense

The term loan accrued interest at an average variable rate of 3.6% for the portion of the nine-month period in 2004 that it was outstanding. This variable rate was partially hedged by the interest rate swap. The term loan was prepaid in full on February 17, 2004 with proceeds from the issuance of the Senior Notes. The swap position was closed on that date. Beginning on February 17, 2004, the Senior Notes accrue interest at an effective rate of 5.55%. Interest expense was accrued at a fixed rate of 8.5% on the $55 million note due to AFG until its repayment in mid-July, 2003 from a portion of the proceeds of the term loan.

Interest expense was (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004		2003
AFG $55 million note	$—	$196	$—		$2,546
Term loan	—	1,600	947		1,600
Interest rate swap	—	249	166		249
Senior Notes, issued February 17, 2004	2,888	—	6,849		—

Total	$2,888	$2,045	$7,962	(a)	$4,395

(a)	Excluding amortization of debt issuance costs of $188, which is included in corporate general and administrative expenses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Effective Tax Rate

Infinity’s effective federal income tax rate for the three-month period ended September 30, 2004 was 26.5% versus 32.3% for the corresponding period of 2003. The primary cause for this decrease was a $2.1 million reduction in federal income taxes from the utilization in September 2004 of alternative minimum tax credits and net operating loss carryforwards.

Proposed Accounting Standard

On March 31, 2004, the FASB issued a proposed accounting standard that, if implemented, would require Infinity to recognize compensation expense for stock option grants. On October 13, 2004, the FASB voted to defer the effective date of the standard to interim or annual periods beginning after June 15, 2005. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted under this method, Infinity does not record compensation expense for stock option grants. The proforma effects of recognizing this expense are shown in Note 3 to the consolidated financial statements. Infinity does not expect this proposed standard, should it become final in its current form, to have a material effect on its results of operations or financial condition. Had the proposed standard been effective in its current form as of September 30, 2004, Infinity does not believe its actual results would have differed materially from the pro forma results.

RISK FACTORS

Infinity’s ongoing business operations face a number of risks, including, but not limited to those outlined below. These risks should be read and considered with the other information provided in this report.

Because Infinity is primarily a personal automobile insurer, its business may be adversely affected by conditions in that business.

Approximately 95% of Infinity’s gross written premiums for the nine-month period ended September 30, 2004 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, could cause the results of operations to suffer. This industry is exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims may also negatively affect loss costs.

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

Regulations may become more restrictive in the future.

Existing insurance-related laws and regulations may become more restrictive in the future, and new restrictive laws may be enacted. New or more restrictive regulations could make it more expensive to conduct business, limit the premiums Infinity is able to charge, restrict the manner in which Infinity compensates its independent agents, or otherwise change the way Infinity does business.

Infinity’s insurance subsidiaries are subject to minimum capital and surplus requirements. A failure to meet these requirements could subject Infinity to regulatory action.

Infinity’s insurance subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of California, Indiana, Ohio, Oklahoma and Texas. Any failure by an insurance subsidiary to meet the minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, including requiring the adoption of a comprehensive financial plan, examination and the issuance of a corrective order by the applicable state insurance department, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require increases in Infinity’s capital and surplus levels, which may not be possible. As of September 30, 2004, each insurance company subsidiary had capital and surplus in excess of the currently required amounts of their respective domiciliary state.

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

Infinity’s reserves may be inadequate.

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

Timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002 cannot be assured.

Infinity is undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) for the year ended December 31, 2004. This effort requires the allocation of substantial time and personnel, and the exercise by management of significant judgment as to what control documentation and testing methods will enable its auditors to attest to Infinity’s compliance with the new law. As a result, Infinity can neither be certain that it will comply with Section 404 in a timely manner nor predict what impact a failure to comply might have on investor confidence.

Litigation involving Infinity could impact its financial results.

Infinity is a defendant in a number of lawsuits, including several class actions, and may be the subject of future litigation as a result of a growing trend of plaintiffs and regulators to challenge even customary business practices of property and casualty insurers. Litigation, by its very nature, is uncertain and may, if resolved adversely, negatively impact Infinity’s earnings.

Infinity is dependent on key executives.

Infinity’s success depends in part upon the continued service of Chief Executive Officer and President, James R. Gober, Senior Vice President and General Counsel, Samuel J. Simon, Senior Vice President and Chief Financial Officer, Roger Smith, and a number of other key executives. Infinity has employment agreements with Mr. Gober, Mr. Simon and Mr. Smith with terms expiring in December 2005. Infinity does not have key person insurance on the lives of any of these individuals. Future success will also depend on the ability of Infinity to attract and retain other key executives and qualified personnel. The loss of key personnel could cause disruption in Infinity’s business.

Adverse securities market conditions can have significant and negative effects on Infinity’s investment portfolio.

Infinity’s results of operations depend in part on the performance of its invested assets. As of September 30, 2004, 90% of Infinity’s investment portfolio was invested in fixed maturity securities, 9% in cash equivalents, and 1% in equity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. An increase in interest rates lowers prices on fixed maturity securities, and any sales during a period of increasing interest rates may result in losses. Conversely, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.

Infinity’s results may be adversely affected by conditions in the states where its business is concentrated.

For the nine-month period ended September 30, 2004, Infinity generated approximately 93% of gross written premiums in its top 17 states. California, Infinity’s largest market, generated approximately 49% of Infinity’s gross written premiums for such period. Revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive to do business in those states. Adverse regulatory or judicial developments in any of these states, which could include, among others, reductions in the rates permitted to be charged or the number of insurance programs offered within a given state, restrictions on the type of compensation paid to, or fees charged by, independent brokers, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could negatively affect premium revenue or make it more expensive or less profitable to conduct business.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2004, there were no material changes to the information provided in Infinity’s Form 10-K for 2003 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 10, 2004		Roger Smith
Senior Vice President and Chief Financial Officer