Form 10-K
period 2004-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2005-03-10
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 03-0483872

2204 Lakeshore Drive, Birmingham, Alabama 35209

(205) 870-4000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Other securities for which reports are submitted pursuant to Section 15(d) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of March 1, 2005, there were 20,682,792 shares of the Registrant’s Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was $676,671,996 as of June 30, 2004.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 10, 2005, are incorporated by reference in Part III hereof.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INDEX TO ANNUAL REPORT

ON FORM 10-K

(a)	The response to this Item is “none”.

INFINITY PROPERTY AND CASUALTY CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “believes”, “expects”, “may”, “should”, “intends”, “plans”, “anticipates”, “estimates”, or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premiums, growth, earnings, investment activities, expected losses, rate changes and loss experience.

Actual results could differ materially from those expected by Infinity depending on certain risks and uncertainties including but not limited to changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, the actions of competitors, approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions) and changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements.

PART I

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance on a national level with a concentration on nonstandard auto insurance. Infinity is headquartered in Birmingham, Alabama and has claims and administrative offices nationwide. The Company employed approximately 2,000 persons at December 31, 2004.

Infinity files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required with the United States Securities and Exchange Commission (“SEC”). Any of these documents may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. Infinity’s filed documents may also be accessed via the SEC Internet site at: http://www.sec.gov. All of Infinity’s SEC filings, news releases and other information may be also be accessed free of charge on Infinity’s Internet site at: http://www.ipacc.com. Information on our website is not part of this Form 10-K.

Please see Note 1 to the Consolidated Financial Statements for additional information regarding the history and organization of Infinity. References to Infinity, unless the context requires otherwise, include the combined operations of Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the “NSA Group”) and the in-force personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from American Financial Group Inc.’s (“AFG”) principal property and casualty subsidiary, Great American Insurance Company (“GAI”). Unless indicated otherwise, the financial information herein is presented on a GAAP basis.

Operations

Infinity estimates that approximately 94% of its personal auto business is nonstandard auto insurance. While there is no precise, industry-recognized definition of nonstandard auto insurance, it is generally understood to mean coverage to drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. Based on data published by A.M. Best, Infinity believes that it is the second largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, nonstandard commercial auto insurance and complementary personal lines insurance products.

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

Summarized historical financial data for Infinity is presented below (in millions). Data for the 2002 period include only the NSA Group.

	Twelve Months Ended December 31,
	2004	2003	2002
Gross written premium	$963.8	$1,005.1	$914.6
Net written premium	917.8	817.6	613.0
Net earnings	$96.4	$58.2	$45.9

	as of December 31,
	2004	2003	2002
Total assets	$1,944.9	$1,902.7	$1,553.0
Total liabilities	1,397.5	1,447.4	1,166.2
Total shareholders’ equity	$547.4	$455.4	$386.8

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

	2004	2003	2002	2001	2000	2000-2004	1995-2004
Infinity	90.3%	94.9%	92.6%	104.6%	108.7%	99.4%	100.2%
Industry (*)	95.0%	98.4%	105.2%	110.8%	109.9%	103.2%	103.2%

Percentage points better than industry	4.7%	3.5%	12.6%	6.2%	1.2%	3.8%	3.0%

(*)	Industry combined ratios were obtained from A.M. Best

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

Nonstandard Commercial Automobile provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to businesses’ vehicles from collision and various other perils. Infinity offers nonstandard commercial automobile insurance to businesses that employ one or more nonstandard risk drivers. Target businesses include fleets of 12 or fewer vehicles. Businesses that are involved in what Infinity considers to be hazardous operations or interstate commerce are generally avoided.

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

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

Infinity’s three product groups contributed the following percentages of total gross written premiums as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
Personal Auto	96%	95%	95%
Commercial Nonstandard Auto	4%	4%	4%
Homeowners and Other	*	1%	1%

Total	100%	100%	100%

*	Less than 1%

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 36% of the $435 billion of annual industry premiums. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who, due to their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers that purchase nonstandard auto insurance generally pay higher premiums for similar coverage than drivers qualifying for standard or preferred policies. While there is no established industry-recognized demarcation between nonstandard policies and all other personal auto policies, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Independent agents sell approximately one-third of all personal automobile insurance. The remainder is sold by exclusive agents or directly by insurance companies to their customers.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many automobile insurers attempted to capture more business by reducing rates. Infinity believes that these industry-wide rate reductions combined with increased severity trends during the years 1998 through 2000 contributed to the deterioration of industry loss ratios in that period. Infinity reacted by increasing personal auto rates by 15% in 2001, 12% in 2002 and 2% in 2003. Most of the industry, including some of the largest companies, raised rates and tightened underwriting standards in order to address poor results. Other insurance companies withdrew from the market because of their inability to compete successfully, impaired capital positions, or because of a decrease in the availability of reinsurance. However, beginning in the second half of 2003 and continuing in 2004, competitors who remained in the marketplace began to compete more aggressively for independent agents’ business by offering increased sales and commission incentives. In 2004, Infinity did not observe widespread rate reductions such as those seen in the years 1998 through 2000 that contributed to the deterioration of industry-wide underwriting results. Based on the personal automobile insurance component of the Consumer Price Index, countrywide personal automobile insurance rates increased 3% in 2004, which approximates the average rate increase for Infinity for that year.

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2003, the five largest automobile insurance companies accounted for approximately 48% of the industry’s net written premiums and the largest ten accounted for approximately 64% (2004 industry data not available). Approximately 370 insurance groups compete in the personal auto insurance industry, according to A.M. Best. Some of these groups specialize in nonstandard auto insurance, while others insure a broad spectrum of personal auto insurance risks.

Pricing and Product Management

Infinity utilizes a pricing segmentation approach that requires the extensive involvement of product managers who are responsible for the underwriting profitability of a specific state or region with the direct oversight of rate level structure by senior managers. Product managers work closely with the staff from pricing and product development to generate rate level indications and other relevant data used in pricing. This data enables product managers to change the rate structure by evaluating detailed information, such as loss experience based on driver characteristics, financial responsibility scores and make/model of vehicles. Product managers are also responsible for obtaining approval of rate filings from state insurance departments. This approach has permitted a quicker response to adverse loss trends such as those experienced in 1999 and 2000 and allows Infinity to expedite approval of rate filings.

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

Beyond the detailed pricing analysis, product managers are responsible for developing innovative products that meet the needs of Infinity’s customers and provide a competitive advantage in the marketplace. Infinity offers three primary products to individual drivers: the Low-Cost product, which offers the most restricted coverage, the Value-Added product, which offers broader coverage and higher limits, and the Premier product, which offers the broadest coverage and is designed for standard and preferred risk drivers.

Distribution and Marketing

Infinity distributes its products primarily through a network of approximately 14,000 independent agencies (with approximately 17,000 locations). Independent agencies were responsible for approximately 94.7% of Infinity’s gross written premiums for the twelve-month period ended December 31, 2004. In 2004, only one independent agency accounted for more than 2% of Infinity’s gross written premiums, and four other agencies accounted for more than 1% of its gross written premiums. In certain circumstances, Infinity offers contingent commission arrangements, typically in the form of higher commission rates to agencies in order to spur premium growth in profitable areas. In 2004, payments under contingent commission arrangements were less than 2.5% of the total agency compensation.

Strategic partnerships is another mode of distribution for Infinity. These are relationships with non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity’s companies for their nonstandard risks. Infinity believes these are mutually beneficial relationships since its partners gain access to Infinity’s nonstandard auto expertise and Infinity gains access to a new distribution channel. This channel represented approximately 5.3% of gross written premiums in 2004.

Infinity holds licenses to write auto insurance in all 50 states, but is committed to growth in 17 “Focus States.” These Focus States are viewed as offering the greatest opportunity for profitable growth. Infinity’s operating states fall into three categories:

•	“Franchise States” – Infinity has a considerable and long-established presence in these states. They are California, Florida, Georgia, Connecticut, and Pennsylvania.

•	“Resource States” - In these twelve states, Infinity is strengthening operations while replicating the operating model of the Franchise States. They are Texas, Alaska, Alabama, South Carolina, Arizona, Tennessee, Mississippi, Missouri, Ohio, Indiana, Wisconsin, and Virginia.

•	“Non-Focus States” – Infinity is either maintaining its renewal writings in these states while increasing premium rates to achieve underwriting profitability, or is no longer accepting new business.

The following table sets forth the distribution of Infinity’s gross premiums written by state for the Franchise States, as well as the other categories, as a percent of total gross written premiums for the periods indicated:

	Twelve Months Ended December 31,
	2004	2003	2002
Franchise States:
California	48%	43%	34%
Florida	15%	10%	10%
Connecticut	7%	10%	8%
Pennsylvania	6%	7%	7%
Georgia	6%	6%	7%

Sub-Total - Franchise States	82%	76%	66%
Next 12 - Resource States	13%	13%	15%

Sub-Total - 17 Focus States	95%	89%	81%

Non-Focus States	5%	11%	19%

All States	100%	100%	100%

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

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

Infinity’s Business Development staff is responsible for its branding initiatives, cooperative advertising with its independent agents, sales promotions and agents’ incentives. In addition, this team is actively engaged in building agency relationships via telephone, e-mail, fax and direct mail.

Infinity fosters its agent relationships by providing its agents with Infinity’s software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s internet-based software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes the array of services that it offers to its agents adds significant value to their businesses. For example, Infinity’s Providing Agents Service and Support Program (“PASS”) is an incentive-based program through which Infinity’s agents receive assistance in critical areas such as training, financial services, advertising and promotion.

Infinity develops and offers innovative products and services for all customers within each segment of the automobile insurance marketplace. Infinity focuses particular attention on developing relationships with agents serving the Hispanic market. Over the past decade, Latinos have been the fastest growing segment of the United States population according to U.S. Census Bureau data. In Infinity’s Franchise States, Latinos constitute an estimated 22% of the population. Over the past decade, Infinity has actively developed close relationships with agents serving the Hispanic market by supporting their businesses and customers in their local communities. Infinity began its effort to serve the Hispanic market in California, where currently approximately 50% of its policyholders have Hispanic surnames. Infinity now uses its expertise in serving this segment to expand its marketing efforts to its other Focus States. Infinity has identified and developed products and services that support particular needs and interests of potential Hispanic customers such as translating important documents to Spanish and providing bilingual customer service and claims personnel. Infinity considers its position in this unique niche of the market, including the Infinity brand, to be a significant competitive advantage.

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low-cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2003, Infinity’s statutory ratio of underwriting expenses to premiums written has averaged 23.0%, which is 4.2% points better than the independent agency segment of the personal lines industry average of 27.2% for the same period.

Claims Handling

Infinity’s claims organization employs approximately 950 people and has 32 field branch offices and six regional offices. Infinity provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity uses predominantly its own local adjusters and appraisers who typically respond to claims within 24 hours of a report.

Infinity is committed to the field handling of claims and believes it provides better service to its customers and better control of the claim resolution process than alternative methods. Infinity opens claims branch offices in areas where it believes the volume of business will support them. Customer interactions can occur with generalists (multi-line claim representatives) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance. Nationally, over 70% of Infinity’s claims are handled face-to-face. Infinity strives for accuracy, consistency and fairness in its claim resolutions.

Reinsurance

Infinity reinsures a portion of its business with other insurance companies. Ceding reinsurance permits diversification of risk and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. Infinity is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve Infinity of its liability to insureds until claims are fully settled. To attempt to mitigate this credit risk, Infinity cedes business only to reinsurers that meet its credit ratings criteria. Excess of loss and catastrophe reinsurance protection is utilized for both personal and commercial automobile risks. See Note 12 of the Consolidated Financial Statements for further discussion.

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

During 2002, Infinity participated in a 90% quota share agreement on the personal auto physical damage business written by the NSA Group with Inter-Ocean Reinsurance Company Ltd. (“Inter-Ocean”), an unaffiliated company which is rated “A (Excellent)” by A.M. Best. Under this agreement, credit risk was minimized by withholding premiums, in exchange for a fee, until all claims were resolved or the parties mutually agreed to terminate the agreement. This quota share agreement, which was later amended to include coverage of GAI’s personal lines that would otherwise be included in the Assumed Agency Business for both policies in effect since January 1, 2002 and unearned premium at December 31, 2001, covered business written through December 31, 2002. This agreement was renewed for 2003 on terms substantially equivalent to those in effect in 2002, except that Infinity added the flexibility to elect, on a quarterly basis, the percentage of business ceded under the reinsurance agreement. The amount ceded under this agreement was reduced from 90% to 20% for the second-half of 2003. Infinity then entered into a new agreement for 2004 with American Re-Insurance Company (“American Re”), an unaffiliated company rated “A+” (Superior) by A.M. Best, under substantially the same terms, except that the minimum ceding threshold was 10% and the agreement no longer included the Assumed Agency Business. Infinity ceded 10% of automobile physical damage premiums to American Re throughout 2004. Infinity commuted both the Inter-Ocean and American Re agreements (collectively the “Quota Share Agreements”) effective December 31, 2004 and did not renew either agreement for 2005.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves represent Infinity’s estimate of its ultimate liability for unpaid claims and related adjustment expenses. Infinity estimates liabilities for the costs of losses and LAE for both reported and unreported claims based on historical trends adjusted for changes in loss cost trends, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Infinity monitors items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be greater or lower than recorded loss reserves, the reserve tail for personal auto coverage is shorter than that associated with many other property and casualty coverages and can, therefore, be established with less uncertainty than coverages having longer reserve tails.

Infinity reviews loss reserve adequacy quarterly. Loss and expense reserves are also certified to state regulators annually. Reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations.

The internal actuarial staff reviews Infinity’s reserves quarterly by accident year at a state and coverage level and at the coverage level for the Assumed Agency Business. Quarterly reviews allow for timely adjustments to reserves based on additional information. As part of these quarterly reviews, the actuarial staff performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per policy. As an overall review, the staff then evaluates loss and LAE ratios by accident year by state and by coverage for reasonableness. Factors that can significantly affect actual frequency include, among others, changes in weather and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices. Loss severity can be affected by auto repair and medical cost inflation, jury awards and changes in policy limit profiles. For the nonstandard book of business, the challenge of estimating average severity is somewhat mitigated by state-mandated minimum policy limits for bodily injury and property damage on over 90% of its policies. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will cap the total payout. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels.

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1994 through 2004. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business in 2003, and those of Infinity combined for 2004. The top line of each table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for Unpaid Losses and LAE - as re-estimated at December 31, 2004, shows the re-estimated liability as of December 31, 2004. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

INFINITY PROPERTY AND CASUALTY CORPORATION

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

INFINITY

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Liability for unpaid losses & LAE:
As originally estimated	$489	$569	$511	$525	$589	$543	$630	$611	$574	$684	$642
Addition of Assumed Agency									126

									700
As re-estimated at December 31, 2004	494	567	531	534	546	515	666	662	733	669	N/A

Liability re-estimated:
One year later	96.8%	97.8%	99.5%	100.8%	95.0%	95.3%	98.5%	100.2%	102.1%	97.8%
Two years later	100.4%	98.6%	101.9%	103.3%	93.6%	92.9%	101.1%	106.3%	104.8%
Three years later	101.1%	99.2%	104.7%	102.6%	91.0%	93.6%	104.4%	108.5%
Four years later	101.0%	100.4%	104.3%	100.9%	92.5%	94.3%	105.7%
Five years later	101.5%	100.0%	103.5%	101.7%	92.5%	94.8%
Six years later	101.3%	99.5%	103.9%	101.5%	92.7%
Seven years later	100.9%	99.7%	103.8%	101.6%
Eight years later	101.0%	99.6%	103.7%
Nine years later	101.0%	99.5%
Ten years later	100.9%

Cumulative deficiency (redundancy):	0.9%	(0.5)%	3.7%	1.6%	(7.3)%	(5.2)%	5.7%	8.5%	4.8%	(2.2)%	N/A

Cumulative paid as of:
One year later	64.1%	63.8%	62.9%	59.3%	54.5%	53.0%	53.3%	51.3%	48.9%	47.3%
Two years later	87.2%	85.0%	83.9%	81.3%	73.2%	69.6%	76.2%	78.9%	75.8%
Three years later	95.2%	93.2%	94.3%	90.8%	80.6%	81.4%	91.1%	94.4%
Four years later	98.2%	96.6%	98.7%	94.9%	86.5%	88.7%	98.6%
Five years later	99.6%	98.3%	100.4%	98.0%	90.1%	91.9%
Six years later	100.5%	98.4%	101.9%	100.2%	91.4%
Seven years later	100.3%	98.8%	103.1%	100.8%
Eight years later	100.6%	99.3%	103.4%
Nine years later	100.7%	99.3%
Ten years later	100.7%

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and loss adjustment expense.

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
As originally estimated
Net liability shown above	$489	$569	$511	$525	$589	$543	$630	$611	$574	$684	$642
Addition of Assumed Agency									126

									700

Add reinsurance Recoverables	7	5	12	6	10	10	13	37	33	30	17

Gross liability	$496	$574	$523	$531	$599	$553	$643	$648	$733	$714	$659

As re-estimated at December 31, 2004:
Net liability shown above	494	567	531	534	546	515	666	662	733	669	N/A
Add reinsurance Recoverables	11	9	21	17	20	23	24	51	47	27

Gross liability	505	576	552	551	566	538	690	713	780	696	N/A

Gross cumulative deficiency (redundancy)	1.8%	0.3%	5.5%	3.8%	(5.5)%	(2.7)%	7.3%	10.0%	6.4%	(2.5)%	N/A

The following table presents the development of loss reserves for the Assumed Agency Business (in millions) through December 31, 2002. Development for 2003 for the Assumed Agency Business is included in the Infinity table above. Under the reinsurance agreement entered into with GAI, Infinity’s insurance subsidiaries assumed the net reserves from GAI. Accordingly, gross reserves and net reserves are the same.

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

ASSUMED AGENCY BUSINESS

	1994	1995	1996	1997	1998	1999	2000	2001	2002
Liability for unpaid losses & loss adjustment expenses:
As originally estimated	$181	$189	$213	$190	$150	$118	$106	$116	$126
As re-estimated at December 31, 2004	203	206	196	145	123	119	110	120	N/A

Liability re-estimated:
One year later	104.0%	114.4%	106.2%	88.9%	84.1%	102.9%	104.9%	106.8%
Two years later	114.1%	118.0%	99.3%	78.0%	86.2%	100.6%	106.8%	101.6%
Three years later	115.7%	113.6%	93.9%	79.5%	82.3%	101.1%	102.8%	103.4%
Four years later	113.7%	110.2%	93.3%	76.6%	81.7%	98.9%	104.5%
Five years later	112.4%	109.3%	91.7%	76.5%	80.9%	100.7%
Six years later	111.1%	108.1%	92.1%	76.2%	81.7%
Seven years later	110.6%	108.7%	91.9%	76.6%
Eight years later	111.6%	108.5%	92.4%
Nine years later	111.4%	108.9%
Ten years later	112.1%

Cumulative deficiency (redundancy):	12.1%	8.9%	(7.6)%	(23.4)%	(18.3)%	0.7%	4.5%	3.4%

Cumulative paid as of:
One year later	60.5%	57.6%	51.4%	37.8%	38.6%	47.5%	47.0%	43.6%
Two years later	85.7%	86.0%	71.2%	55.2%	57.9%	69.5%	70.8%	60.2%
Three years later	100.7%	97.7%	80.6%	65.2%	69.4%	83.3%	80.8%	79.7%
Four years later	106.4%	102.6%	85.6%	70.2%	75.3%	88.1%	91.6%
Five years later	108.9%	104.5%	88.1%	73.3%	76.4%	93.2%
Six years later	108.8%	105.8%	90.2%	73.8%	78.3%
Seven years later	109.5%	107.5%	90.3%	74.8%
Eight years later	111.0%	107.5%	91.0%
Nine years later	111.1%	108.1%
Ten years later	111.6%

During calendar year 2002, the NSA Group settled, for $5.1 million, a state class action lawsuit involving the issue of whether there is an inherent diminished value in a damaged automobile that should be accounted for when calculating claim payments. The settlement increased the reserve deficiency for the 2001 calendar year-end reserves by $5.1 million. During calendar year 2003, $14 million of adverse loss and LAE reserve development occurred primarily due to business from New York, partially offset by other reserve releases. During calendar year 2004, Infinity enjoyed $15 million of favorable reserve development, primarily from continued favorable development in accident year 2003 on claim frequency on the California book of business, offset partially by continued unfavorable development in accident years 2000-2002 primarily from LAE on the declining New York book of business.

Ratings

A.M. Best has currently assigned Infinity’s insurance company subsidiaries a group financial strength rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers which have, on balance, “excellent balance sheet strength, operating performance and business profile” when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, “have an excellent ability to meet their ongoing obligations to policyholders.”

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

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

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

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct on-site visits and examinations of the insurers’ affairs. At December 31, 2004, Infinity’s insurance subsidiaries were involved in eight market conduct examinations. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive, or other action on the part of an insurance subsidiary or assessing fines or other penalties against Infinity’s insurance subsidiaries.

The insurance laws of the states of domicile of Infinity’s insurance subsidiaries contain provisions to the effect that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote or possession of proxies with respect to a specified percentage (generally 10%) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of Infinity’s common stock.

Infinity is a holding company with no business operations of its own. Consequently, Infinity’s ability to pay dividends to shareholders and meet its debt payment obligations is largely dependent on dividends or other distributions from its insurance company subsidiaries and current investments and cash held. State insurance laws restrict the ability of Infinity’s insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an “extraordinary dividend” until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurer’s remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The dividend capacity and payment activity of Infinity’s insurance companies is shown in the following table (in millions).

	2005	2004	2003
Maximum ordinary dividends available to be paid to the parent	$62.7	$46.3	$51.2
Dividends paid from subsidiaries to parent	—	$28.5	$39.0

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

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

RISK FACTORS

Infinity’s ongoing business operations face a number of risks, including, but not limited to those outlined below. These risks should be read and considered with the other information provided in this report.

Infinity may be adversely affected by conditions in the personal automobile insurance business.

Approximately 96% of Infinity’s gross written premiums for the year ended December 31, 2004 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the results of operations to suffer. This industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims, particularly those involving allegations of bad faith or seeking extra contractual and punitive damages, may also adversely affect loss costs.

Infinity remains highly dependent upon California and several other key states to produce revenues.

For the year ended December 31, 2004, Infinity generated approximately 82% of gross written premiums in its five Franchise States. California, Infinity’s largest market, generated approximately 48% of Infinity’s gross written premiums for such period. Revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive to do business in those states. Adverse regulatory or judicial developments in any of these states, particularly California, such as reductions in the rates permitted to be charged or a limitation or curtailment of the number of insurance programs offered within a state, restrictions on the type of compensation paid to, or fees charged by, independent brokers, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could negatively affect premium revenue or make it more expensive or less profitable to conduct business.

Infinity is vulnerable to a reduction in the amount of business written by independent agents.

Reliance on the independent agency market makes Infinity vulnerable to a reduction in the amount of business written by independent agents. Many competitors share Infinity’s significant reliance on the independent agency market. Approximately two-thirds of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company’s products) and approximately one-third is sold by independent agents. A material reduction in the amount of business independent agents sell would negatively impact future revenues. Such a reduction could be the outcome of recent or future regulations seeking to limit the manner in which insurance brokers are compensated.

If Infinity is not able to attract and retain independent agents, revenues could be negatively affected.

Infinity must compete with other insurance carriers for independent agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. Although Infinity believes that the products, pricing, commissions and services offered to agents are competitive, it may not be able to continue to attract and retain independent agents to sell Infinity insurance products. Recent or future regulations may also have the affect of limiting the manner in which its producers are compensated or incentivized. Such developments could negatively impact revenues.

New underwriting, claims and compensation issues are continually emerging and could adversely impact revenues or established methods of doing business.

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, new issues that challenge prevailing business practices are likely to emerge. Recent issues have been brought into question:

•	the use of an applicant’s credit rating as a factor in making risk selection and pricing decisions;

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

•	the offering of contingent commissions and incentives to independent agents and brokers;

•	claims handling practices that involve the use of automated databases to assist in the adjustment of bodily injury claims.

How or when these issues are ultimately resolved is uncertain. The resolution could, however, adversely impact Infinity’s revenues or its methods of doing business.

Infinity is subject to comprehensive regulation and its ability to earn profits may be restricted by these regulations.

Infinity is subject to comprehensive regulation by government agencies in the states where Infinity insurance company subsidiaries are domiciled (California, Florida, Indiana, Ohio, Oklahoma and Texas) and where these subsidiaries issue policies and handle claims. Infinity is subject to regulations involving:

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

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. A.M. Best has currently assigned Infinity’s insurance company subsidiaries a group financial strength rating of “A (Excellent).” According to A.M. Best, “A” ratings are assigned to insurers which have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. There can be no assurance that Infinity’s rating or future changes to its rating will not affect its competitive position.

INFINITY PROPERTY AND CASUALTY CORPORATION

Business (Continued)

The performance of Infinity’s investment portfolio is subject to market risk.

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Infinity’s exposures to market risk relate primarily to its investment portfolio which is exposed to interest rate risk, credit risk and, to a lesser extent, equity price risk.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease approximately 656,000 square feet of office and warehouse space in numerous cities throughout the United States. Most of these leases expire within 6 years. The most significant leased office spaces are located in suburban Atlanta, Georgia; Birmingham, Alabama (Infinity’s principal office); Irving, Texas; Windsor, Connecticut; and Los Angeles, California.

ITEM 3

Legal Proceedings

Refer to “Forward-Looking Statements” on page 2.

Infinity’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made under insurance policies are considered by Infinity in establishing loss and LAE reserves. Infinity also faces numerous lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action lawsuits that involve issues not unlike those facing other insurance companies. In accordance with GAAP, Infinity establishes reserves for those lawsuits having a potential loss that is both estimable and probable. As to lawsuits that do not satisfy both of these standards, the Company has not established reserves at this time. However, while the outcome of such litigation is uncertain, the Company believes that adverse results, if any, in these actions should not have a material effect on the Company’s liquidity or financial condition.

There are currently five putative class action lawsuits challenging Infinity’s use of certain automated database vendors to assist in evaluating total loss claims. The allegations are that the database systematically undervalues total loss claims to the detriment of the insureds. The Company has been engaged in extensive settlement negotiations concerning these cases and believes it has established adequate reserves against such claims.

Infinity, along with several other insurers, is defending a suit brought in a state court of California in which it is charged that the offering by insurers of persistency discounts violates the “Good Driver” provision of Proposition 103. This matter is in the early stages of discovery and, as a consequence, the Company is unable to determine at this time whether a loss is probable or estimable, but is determined to vigorously defend against this charge.

A purported class action in Arkansas was filed in a state court in February 2005. The action has been brought against over 500 insurance companies and several providers of database vendors that software programs used to calculate claims on bodily injury undervalues amounts owed to policyholders. The Company anticipates that it will be named as a defendant in this action. If so named, Infinity intends to vigorously defend against any claims. Because of the recent date of this action, the Company is not able to determine whether a loss is probable or estimable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of shareholders during the fourth quarter of 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION

PART II

ITEM 5

Market for Registrant’s Common Equity and Related Stockholder Matters

There were 13 registered holders of record at March 1, 2005. Infinity’s Common Stock is listed and traded on the NASDAQ National Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions.

Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:		High	Low	Close	Dividends Declared and Paid Per Share
(1)	March 31, 2003	$18.40	$15.60	$18.13	—
	June 30, 2003	$24.55	$17.51	$22.76	$0.055
	September 30, 2003	$29.15	$22.65	$28.06	$0.055
	December 31, 2003	$34.82	$27.55	$33.05	$0.055

	March 31, 2004	$38.29	$28.94	$31.41	$0.055
	June 30, 2004	$33.60	$28.97	$33.00	$0.055
	September 30, 2004	$33.09	$26.24	$29.53	$0.055
	December 31, 2004	$37.15	$27.94	$35.20	$0.055

(1)	Beginning with Infinity’s initial public offering on February 18, 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION

ITEM 6

Selected Financial Data

At December 31, 2002, AFG transferred the NSA Group to Infinity. Financial information for periods prior to the date of transfer represents the combined information of the NSA Group. Infinity also acquired the Assumed Agency Business from GAI through a reinsurance transaction effective January 1, 2003. The historical financial information shown below (in millions) as of and for each of the three years ended December 31, 2000 through 2002 was derived from audited financial statements. The Infinity financial data as of and for the twelve-month periods ended December 31, 2004 and 2003 include the results of the Assumed Agency Business. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

	Twelve Months Ended December 31,
	2004	2003	2002		2001		2000
Infinity
Earnings Statement Data:
Earned Premiums	$872.3	$698.7	$645.9	(a)	$916.4	(a)	$1,043.3
Total Revenues	951.8	769.0	704.5		990.0		1,110.8
Net Earnings (Loss)	96.4	58.2	45.9		9.7		(50.1)
Net Earnings per Common Share:
Basic	$4.69	$2.86	n/a		n/a		n/a
Diluted	$4.62	$2.83	—		—		—
Cash Dividends Declared per Common Share	$0.22	$0.165	—		—		—
Balance Sheet Data:
Cash and Investments	$1,441.1	$1,392.2	$1,061.3		$1,188.1		$1,216.2
Total Assets	$1,944.9	$1,902.7	1,553.0		1,760.4		1,787.9
Unpaid Losses and Loss Adjustment Expenses	659.3	713.6	607.0		647.6		642.5
Long-Term Debt	199.3	195.5	—		—		—
Total Liabilities	1,397.5	1,447.4	1,166.2		1,197.7		1,173.7
Shareholders’ Equity	547.4	455.4	386.8		562.8		614.2
Assumed Agency Business (c)
Earnings Statement Data:
Earned Premiums			$107.2	(b)	$149.9		$128.9
Underwriting Gain (Loss)			(10.0)		(14.7)		(3.6)
Balance Sheet Data:
Assets (excluding Investments) to be Transferred			$53.5		$78.8		$65.2
Investments to be Transferred			125.3		—		—
Unpaid Losses and Loss Adjustment Expenses			125.6		115.9		105.9
Liabilities to be Transferred			178.8		200.5		173.3

(a)	The decline in earned premiums during 2001 and 2002 is due primarily to a reinsurance agreement pursuant to which Infinity ceded 90% of the automobile physical damage business written by it as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(b)	The decline in earned premiums during 2002 reflects the inclusion of the Assumed Agency Business in the reinsurance agreement discussed above effective January 1, 2002.
(c)	The results of the Assumed Agency Business’s operations and its balance sheet data are included in the Infinity figures as of and for the twelve-month periods ended December 31, 2004 and 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION

ITEM 7

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Refer to “Forward-Looking Statements” on page 2.

Overview

Infinity’s profitability continued to improve in 2004. Diluted earnings per share increased 63% from $2.83 for the twelve months ended December 31, 2003 to $4.62 for the same period in 2004. Net earnings also increased substantially from $58.2 million for 2003 to $96.4 million in 2004. Return on equity for 2004 increased to 18.6%, up from 14.7% in 2003.

Increased earnings and returns were substantially a result of continued improvement in underwriting profitability. Gross of the American Re agreement, GAAP Combined Ratios, which are the ratios of the sum of losses, loss adjustment expenses and underwriting expenses to net earned premiums, improved by 4.5 points from 2003 to 2004. Approximately 3.0 points of this was a result of $15 million of favorable loss reserve development from prior accident years, as compared with $14 million of unfavorable development in 2003. Underwriting margins for both 2003 and 2004 were substantially better than average over the last five to ten years. Since 2002, Infinity and other industry participants have enjoyed increases in insurance rates charged to policyholders, as well as lower claims frequencies (i.e. number of claims per insurance policy issued) and moderate claims severities (i.e. average cost per claim).

Investment income in 2004 increased $8.5 million over that in 2003, primarily as a result of lower interest credited to reinsurers on funds held balances. The American Re agreement was commuted on December 31, 2004 and was not renewed for 2005. In addition, average investment balances increased 11%, mostly from cash generated through operations and the proceeds from the July 2003 term loan (Refer to Note 4 to the Consolidated Financial Statements for more information). Offsetting this increase in average investment balances were lower yields on the portfolio, as overall market rates remained at historically low levels. Infinity continued to invest over 95% of its available funds in fixed income and cash equivalent securities. The average duration for the fixed income portfolio fell to 4.1 years as compared with 4.7 years at December 31, 2003.

Book value per share increased 18.8%, from $22.38 at December 31, 2003 to $26.60 at December 31, 2004 from the contribution of earnings in excess of shareholder dividends.

Revenues increased for the twelve months ended December 31, 2004 to $951.8 million, up 23.8% as compared with the same period in 2003. This was a result of lower utilization of reinsurance in 2004, an increase in investment income for reasons cited earlier, and an increase in capital gains from securities sales.

Premiums written gross of all reinsurance for 2004 actually fell 4.1% as compared with that in 2003. As of December 31, 2004, Infinity had 713,000 policies in force, a 0.3% increase over that at December 31, 2003. In 2001, Infinity instituted a program to shed under-performing business in several states where it either lacked critical mass to operate efficiently or where the regulatory and competitive environments impeded Infinity from achieving adequate returns. For these Non-Focus States, premiums written for the twelve months ended December 31, 2004 and policies in force at December 31, 2004 fell 47.7% and 31.6%, respectively, as compared with the same periods one year prior. Moreover, since 2002 Infinity has undertaken a program to roll out its three-tiered product structure to agents in its seventeen Focus States. In addition, during this same period, Infinity appointed new agents or re-appointed agents (with whom it had existing agreements for the previous generation of products) to market the most recent generation of products. As a result of these efforts, in the Focus States, Infinity’s premiums written for the twelve months ended December 31, 2004 and policies-in-force at December 31, 2004 increased 3.0% and 3.4%, respectively, as compared with the same periods in 2003.

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

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Insurance Reserves

Insurance reserves, or “Unpaid Losses and LAE,” are management’s best estimate of the ultimate amounts that will be paid for all claims that have been reported up to the date of the current accounting period but that have not yet been paid, plus an estimate of claims that have occurred but have not yet been reported to the Company (“incurred but not reported”, or “IBNR”), and the expenses to be paid to settle claims.

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

An increase in either frequency or severity of 1% for the 2004 accident year would decrease earnings per share by approximately $0.15.

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

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

•	ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Management regularly evaluates for potential impairment each security position that (i) has a market value of less than 80% of its book value or (ii) exceeds $100,000, as well as each position held for which one or more impairment charges have been recorded in the past. The process of evaluation includes assessments of each item listed above. Since it is not possible to accurately predict if or when a specific security will become other-than-temporarily impaired, total impairment charges could be material to the results of operations in a future period. Management believes that it is not likely, however, that such impairment charges will have a significant effect on Infinity’s liquidity.

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies.” Under this guidance, reserves for loss may only be recorded if the likelihood of occurrence is probable and the amount is reasonably estimable. Management considers each legal action using this guidance and records reserves for losses as appropriate. Infinity believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against Infinity for which no loss has been accrued, under the rules described above. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity.

Liquidity and Capital Resources

Ratios

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2004, the capital ratios of all Infinity insurance subsidiaries substantially exceeded the RBC requirements.

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, share repurchases and taxes.

Administrative expenses at the holding company have averaged approximately $6.4 to $6.9 million annually since 2003.

At December 31, 2004 Infinity had $200 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”). Interest payments due in 2005 are $11.0 million. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

Also in January 2005, Infinity announced its intent to repurchase up to $50 million of its common stock in the open market or through privately negotiated transactions over the next three years.

In 2004 Infinity paid a dividend of $.055 per common share per quarter. In February 2005, Infinity increased the quarterly dividend to $.06 per share. Based on the current number of shares outstanding, this equates to a common stock dividend of approximately $5.0 million per year.

Funds to meet these obligations will come primarily from dividends from the insurance subsidiaries, as well as cash and investments held at the holding company. In 2004, Infinity’s insurance subsidiaries paid Infinity $28.5 million in ordinary dividends. In 2005, they may pay to Infinity up to $62.7 million in ordinary dividends without prior regulatory approval. As of December 31, 2004, Infinity had $88.6 million of cash and investments. Other sources of additional liquidity include an unused line of credit in the amount of $20 million, the potential use of various reinsurance vehicles, and capital funds that could be supplied by additional debt or equity offerings.

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $61 million in 2004, $67 million in 2003, and $45 million in 2002. In addition, Infinity’s insurance subsidiaries have available to pay its obligations an additional $1,260.1 million in fixed maturity securities and $25.0 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholder’s equity on an after-tax basis.

Management believes that cash and investment balances and cash flows generated from operations are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Contractual Obligations

Infinity and its insurance subsidiaries’ contractual obligations as of December 31, 2004 are (in thousands):

Due in:	Long-Term Debt	Operating Leases	Loss and LAE Reserves	Total
2005	$11,000	$18,412	$362,742	$392,154
2006-2007	22,000	33,896	223,266	279,162
2008-2009	22,000	25,325	51,253	98,578
2010 and after	293,500	28,174	22,011	343,685

Total	$348,500	$105,807	$659,272	$1,113,579

The payout pattern for reserves for losses and LAE is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid can and will vary from these estimates, as discussed in the Critical Accounting Policies section.

The contractual obligations under the long-term debt category above include payments of interest.

Investments

General

Infinity’s investment portfolio at December 31, 2004 contained $1,304.1 million in fixed maturity securities and $25.0 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholder’s equity on an after-tax basis. At December 31, 2004, Infinity had pretax net unrealized gains of $43.2 million on fixed maturities and $3.5 million on equity securities.

Approximately 94% of the fixed maturities that Infinity held were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2004. The average rating for the fixed income portfolio at December 31, 2004 was AA-. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in mortgage-backed securities (“MBSs”) represented approximately one-fifth of Infinity’s fixed maturities at December 31, 2004. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. When these prepayments occur faster than planned, market rates are usually lower for new investments than those that were prepaid. Prepayments on MBSs were approximately $34 and $45 million for the twelve months ended December 31, 2004 and December 31, 2003, respectively. Approximately 96% of Infinity’s MBSs are rated “AAA” and all but one are investment grade.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value on the balance sheet, there is virtually no effect on liquidity or financial conditions upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 4.1 years at December 31, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

	Twelve Months Ended December 31,
	2004		2003
	Amortized Cost	Market Value	Amortized Cost	Market Value
Cash and Cash Equivalents	$112.1	$112.1	$125.0	$125.0

Fixed Maturities:
U.S. Government and Agencies	96.0	97.1	99.8	101.7
State and Municipal	232.6	237.1	218.8	224.6
Foreign Government	—	—	2.3	2.3
Public Utilities	80.5	85.2	114.8	120.7
Mortgage-Backed Securities	263.7	267.3	209.6	213.1
Corporate and Other	583.9	613.3	535.8	570.2
Redeemable Preferred Stocks	4.1	4.0	11.4	13.0

Total Fixed Maturities	$1,260.8	$1,304.1	$1,192.4	$1,245.8

Equity Securities	21.5	25.0	19.2	21.4

Total	$1,394.4	$1,441.1	$1,336.7	$1,392.2

The following table presents the yields of Infinity’s investment portfolios as reflected in the financial statements.

	Twelve Months Ended December 31,
	2004	2003	2002
Yield on Fixed Income Securities:
Excluding realized gains and losses	5.1%	5.5%	6.4%
Including realized gains and losses	5.3%	5.6%	6.3%

Yield on Equity Securities:
Excluding realized gains and losses	4.7%	4.8%	3.4%
Including realized gains and losses	21.3%	3.5%	(12.6)%

Yield on All Investments:
Excluding realized gains and losses	5.1%	5.5%	6.3%
Including realized gains and losses	5.5%	5.5%	5.7%

Fixed Maturity Investments

The following table shows Infinity’s bonds and redeemable preferred stocks, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2004.

NAIC Rating	Comparable S&P Rating	Amortized Cost	Market Value
			Amount	%
1	AAA, AA, A	990.8	1,017.4	78.0%
2	BBB	202.4	214.0	16.4%

	Total investment grade	1,193.2	1,231.5	94.4%
3	BB	43.1	45.3	3.5%
4	B	19.5	21.3	1.6%
5	CCC, CC, C	2.5	3.0	0.2%
6	D	2.7	3.1	0.2%

	Total non-investment grade	67.7	72.6	5.6%

	Total	1,260.8	1,304.1	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2004 based on their market values (in millions). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

Maturity	Securities With Unrealized Gains	Securities With Unrealized Losses	Securities With No Unrealized Gains or Losses	All Fixed Maturities
One year or less	$48.9	$—	$1.8	$50.7
After one year through five years	358.6	105.9	—	464.5
After five years through ten years	345.6	54.2	6.2	406.0
After ten years	104.1	11.5	—	115.6
Mortgage-backed securities	177.5	89.8	—	267.3

Total	$1,034.7	$261.3	$8.0	$1,304.1

Exposure to Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Infinity’s exposures to market risk relate primarily to its investment portfolio which is exposed to interest rate risk, credit risk and, to a lesser extent, equity price risk.

The fair value of Infinity’s fixed maturity portfolio is directly impacted by changes in market interest rates; generally, the market value of fixed-income investments moves inversely with movements in market interest rates. Infinity’s fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. In addition, the risk of loss in market value is partially mitigated by higher market rates available for new funds available for investment. The portfolios of Infinity’s insurance companies are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group and by maintaining a minimum average credit quality rating on the portfolio.

The following table provides information about Infinity’s fixed maturity investments at December 31, 2004 and 2003, which are sensitive to interest rate risk. The table shows expected principal cash flows (in millions) by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBSs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Principal Cash Flows for Twelve Months Ended December 31,
	2004		2003
2005	$86.5	2004	$66.9
2006	112.5	2005	93.8
2007	139.5	2006	120.4
2008	159.2	2007	123.3
2009	203.0	2008	157.1
thereafter	535.5	thereafter	608.3

Total	$1,236.2	Total	$1,169.8

Fair Value	$1,304.1	Fair Value	$1,245.8

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Equity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Although Infinity’s investment in equity securities is only 1.5% of total investments, it is concentrated in a relatively limited number of positions; approximately half of the total is in five investments; two of these five are electric utilities. While this approach allows management to more closely monitor the companies and industries in which they operate, it does increase risk exposure to adverse price declines in a major position.

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

Net earned premiums and combined ratios for the NSA Group and the Assumed Agency Business were (in millions):

	Twelve Months Ended December 31,
	2004	2003	2002
Net Earned Premiums (GAAP)
NSA Group
Gross written premiums	$882.5	$868.3	$914.6
Ceded reinsurance	(46.0)	(187.5)	(301.6)

Net written premiums	836.5	680.8	613.0
Change in unearned premiums	(57.3)	(75.2)	32.9

Net earned premiums	$779.2	$605.6	$645.9

Assumed Agency Business (a), (b)
Net written premiums gross of the Inter-Ocean agreement	$74.2	$159.1	$152.8
Ceded premiums under Quota Share Agreements	7.1	(22.3)	(78.5)

Net written premiums net of Quota Share Agreements	81.3	136.8	74.3
Change in unearned premiums	11.8	(43.7)	32.9

Net earned premiums	$93.2	$93.1	$107.2

Combined Ratios (GAAP)
NSA Group
Loss and LAE ratio	69.1%	79.5%	81.8%
Underwriting expense ratio	18.7%	10.3%	12.2%

Combined ratio	87.8%	89.8%	94.0%

Assumed Agency Business
Loss and LAE ratio	69.5%	81.4%	84.9%
Underwriting expense ratio	31.1%	28.0%	24.4%

Combined ratio	100.6%	109.4%	109.3%

Weighted Average of NSA Group and Assumed Agency:
Loss and LAE ratio	69.1%	79.8%	82.2%
Underwriting expense ratio	20.0%	12.7%	13.9%

Combined ratio	89.1%	92.5%	96.1%

Combined ratio gross of Quota Share Agreements	89.8%	94.3%	97.3%

(a)	Excludes $48.0 million in unearned premiums transferred to Infinity with the Assumed Agency Business on January 1, 2003.
(b)	The 2003 Inter-Ocean agreement was commuted in 2004, resulting in a return of unearned premium on the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

2004 compared to 2003

The NSA Group’s net earned premiums increased $173.6 million, or 28.7%, as Infinity reduced the amount of earned premiums ceded under the American Re agreement. Excluding the effect of this agreement, earned premiums were essentially unchanged at $832.5 million. The loss and LAE ratio improved 10.4 points from 2003 to 2004. Excluding the effect of the Quota Share Agreements, the loss and LAE ratio decreased by 5.1 points from 72.1% to 67.0% for the twelve months ended December 31, 2003 to the same period in 2004, respectively. Approximately 3.6 points of this improvement resulted from $11 million of favorable loss reserve development in 2004, primarily on Infinity’s California book of business, as compared with $19 million of unfavorable development for the same period in 2003, primarily on its New York business. The underwriting expense ratio increased from 10.3% for the twelve months ended December 31, 2003, as compared with 18.7% for the same period in 2004. Excluding the effects of the American Re agreement, the expense ratio for the twelve months ended December 31, 2004 of 21.4% still showed a slight 0.9 point increase over the 20.5% ratio for the same period in 2003, primarily as a result of increased commissions paid to agents and brokers.

Net earned premiums for the Assumed Agency Business were essentially unchanged for 2004 as compared with that in 2003. Excluding the effect of the Quota Share Agreements, however, earned premiums fell from $132.2 million in 2003 to $93.2 million in 2004, or a reduction of 29.5%. Gross written premiums fell from $111.1 million (excluding the $48 million transfer of unearned premiums related to the transfer of the book of business from AFG at January 1, 2003) to $74.2 million in 2004, or a decrease of 33.2%. The decrease of premiums is a result of a deliberate effort by Infinity to reduce the writings in Non-Focus States. For 2004, gross written premiums in these states for the Assumed Agency book fell 52.0% as compared with the premiums written in all of 2003. Of the business in the Focus States, the business in Connecticut represented 60% of the total for the year 2003. Written premiums on this business declined 16.7% to $42.0 million in 2004 as compared with that in 2003, as a result of delays Infinity experienced in getting new programs approved by that state’s department of insurance. The loss and LAE ratio for the Assumed Agency Business fell 11.9 points to 69.5% in 2004 as compared with 81.4% in 2003. Excluding the effect of the Quota Share Agreements, the loss and LAE ratio was 69.5% in 2004, about 4.9 points lower than 2003’s 74.4%. The decrease was a result of the decline in business in unprofitable Non-Focus states as well as continued improvement in claims frequencies as experienced by the overall Infinity business as well as the personal auto insurance industry during 2004 (The Assumed Agency Business had $4 million of favorable reserve development in both 2004 and 2003). The expense ratio for the Assumed Agency book of business increased to 31.1% from 28.0% in 2004 and 2003, respectively. Excluding the effect of the Quota Share Agreements, the expense ratios for 2003 and 2004 were 29.6% and 33.4%, an increase of 3.8 points, stemming primarily from the reduction of premiums over which to spread fixed costs associated with the book.

2003 compared to 2002

The NSA Group’s net earned premiums fell $40.3 million, or 6.2%, in the twelve-month period ended December 31, 2003 compared to the twelve-month period ended December 31, 2002 primarily as a result of actions taken to discontinue writing inadequately priced business in certain focus states. Earned premiums excluding the effect of the Inter-Ocean reinsurance agreement declined 12% to $833 million, due primarily to a reduction in business volume partially offset by rate increases. The loss and LAE ratio improved by 2.3% points for the twelve-month period ended December 31, 2003 from the same period in 2002. Excluding the effects of the Inter-Ocean reinsurance agreement, the loss and LAE ratio improved 1.7% points. The expense ratio improved by 1.9% points in 2003

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

compared to 2002 primarily as a result of savings from consolidation efforts taken. Excluding the effect of the Inter-Ocean agreement, the expense ratio improved 1.6% points from 22.1% in the twelve-month period ended December 31, 2002 to 20.5% in the same period in 2003.

The Assumed Agency Business’s net earned premiums decreased $14.1 million, or 13.2%, for the twelve-month period ended December 31, 2003 compared to the twelve-month period ended December 31, 2002 primarily as a result of a reduction in business volume. Earned premiums excluding the effect of the Inter-Ocean reinsurance agreement declined $29.9 million, or a reduction of 18.4%, due primarily to a reduction in business volume partially offset by rate increases. The loss and LAE ratios for the Assumed Agency Business improved from 84.9% during the twelve-month period ended December 31, 2002 to 81.4% as a result of increases in rates, lower frequency of claims per auto insured and moderate increases in the average cost per claim as well as a reduction in business in the Non-Focus States. Excluding the effects of the Inter-Ocean reinsurance agreement, the loss and LAE ratio improved from 77.8% to 74.4%. The expense ratio increased 3.6% points from 24.4% for the twelve-month period ended December 31, 2002 to 28.0% for the same period in 2003. Excluding the effects of the Inter-Ocean reinsurance agreement, the expense ratio increased by 1.3% points from 28.3% for the twelve months of 2002 to 29.6% for 2003. This increase was attributable to a charge of $4.0 million from an increase in the rate of amortization of deferred acquisition costs following a periodic review of the deferability of specific acquisition costs. Excluding this charge, the expense ratio fell 1.7% points for the twelve-month period ended December 31, 2003 from the same period in 2002.

Investment Income

Investment income is composed primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the Quota Share Agreements, as shown in the following table (in millions):

	Twelve Months Ended December 31,
	2004	2003	2002
Gross investment income	$69.6	$65.9	$71.5
Investment expenses	2.4	2.5	2.6
Interest Expense on Quota Share Agreements	1.5	6.2	7.6

Net investment income	$65.7	$57.2	$61.3

2004 compared to 2003

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income increased $8.5 million for the twelve-month period ended December 31, 2004 from the corresponding 2003 period. This increase was due to (i) the decrease in interest expense associated with the Quota Share Agreements of $4.7 million for the twelve-month period ended December 31, 2004 versus the corresponding 2003 period, due to the lower utilization of the Quota Share Agreements in 2004 as compared to 2003 and (ii) higher gross investment income from a 11.4% increase in average invested assets, partially offset by a decrease in Infinity’s weighted-average gross investment yield from 5.5% to 5.1% for the twelve-month periods ended December 31, 2003 and 2004, respectively.

2003 compared to 2002

Net investment income decreased $4.1 million for the twelve-month period ended December 31, 2003 versus the comparable 2002 period due to lower yields available for newly invested funds, and to a lesser extent due to a reallocation to tax advantaged securities, partially offset by an increase in average invested assets of 10.4%. Average invested assets increased as a result of the transfer at January 1, 2003 of $125.3 million of securities and cash in conjunction with Infinity’s assumption of insurance liabilities of the Assumed Agency Business, as well as proceeds received in July 2003 from the term loan.

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Realized Gains (Losses) on Investments

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains on sales and disposals as follows (before tax, in thousands):

	Twelve Months Ended December 31, 2004
	Impairments on Securities	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed Maturities	$(758)	$3,649	$2,891
Equities	(372)	3,534	3,162
Gain on sale of subsidiaries	0	830	830

	$(1,130)	$8,013	$6,883

	2003
	Impairments on Securities	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed Maturities	$(3,877)	$5,124	$1,247
Equities	(566)	278	(288)

	$(4,443)	$5,402	$959

	2002
	Impairments on Securities	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed Maturities	$(6,315)	$4,856	$(1,459)
Equities	(3,095)	(2,153)	(5,248)

	$(9,410)	$2,703	$(6,707)

Other Income

Other income decreased $5.3 million for the twelve-month period ended December 31, 2004 from the corresponding 2003 period, primarily due to a nonrecurring gain of $6.7 million on the commutation of service and indemnity agreements with AFG in 2003. Other income increased $8.1 million for the twelve-month period ended December 31, 2003 from the corresponding 2002 period, primarily due to the aforementioned $6.7 million gain and increased finance and service charge income.

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Interest Expense

Interest expense was accrued at a fixed rate of 8.5% on the $55 million note due to AFG until its repayment in mid-July, 2003 using a portion of the proceeds of the $200 million term loan. The term loan accrued interest at a variable rate, which averaged 3.7% from July 16, 2003, the date of issue through February 18, 2004, at which time it was refinanced with the Senior Notes. The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, require no amortization payment and mature in 2014. The risk of variability in future interest expense was partially hedged by the interest rate swap.

	Twelve Months Ended December 31,
	2004	2003
$55 million note due to AFG	$—	$2,545
$200 million term loan	947	3,422
Interest rate swap	166	565
Senior Notes	9,613	—

Total	$10,726	$6,532

Other Operating and General Expenses

Corporate general and administrative expenses include costs associated with the new public company beginning in February 2003. Other expenses increased $1.8 million for the twelve-month period ended December 31, 2003 to 2004 due to increased bad debt expense on uncollectible premiums, and increased litigation expenses during 2004, partially offset by a loss recorded in 2003 on an office sublease. Other expenses fell $4.4 million for the twelve-month period ended December 31, 2003 from the same period in 2002 due primarily to a $5.3 million litigation settlement in 2002.

Income Taxes

Infinity’s effective tax rate was 25.5% in 2004, 33.4% in 2003, and 35.3% in 2002. The effective tax rate for 2003 fell from that in 2002 as a result of increases in tax-exempt interest on Infinity’s municipal fixed income portfolio. The effective tax rate for 2004 fell from that in 2003 as a result of increases in tax-exempt interest from a larger municipal fixed income portfolio, the release of $2.0 million of tax reserves, and a $7.4 million reduction in the valuation allowance for deferred tax assets. See Note 6 to Infinity’s Consolidated Financial Statements for a detailed analysis of the effective tax rate.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

I TEM 8

Financial Statements and Supplementary Data

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

ITEM 9A

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, have evaluated the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management’s assessment of the effectiveness of Infinity’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report in which they expressed an unqualified opinion.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Infinity Property and Casualty Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Infinity Property and Casualty Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

INFINITY PROPERTY AND CASUALTY CORPORATION

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Infinity Property and Casualty Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Birmingham, Alabama

March 9, 2005

INFINITY PROPERTY AND CASUALTY CORPORATION

PART III

ITEM 10

Directors and Executive Officers of the Registrant

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

ITEM 11

Executive Compensation

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

ITEM 13

Certain Relationships and Related Transactions

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

ITEM 14

Principal Accountant Fees and Services

Incorporated by reference to Infinity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

March 9, 2005

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2004	2003	2002
Revenue
Earned premiums	$872,324	$698,714	$645,857
Net investment income	65,676	57,175	61,260
Realized gains (losses) on investments	6,883	959	(6,707)
Other income	6,880	12,136	4,043

Total revenue	951,763	768,984	704,453

Costs and Expenses
Losses and loss adjustment expenses	603,313	557,308	527,786
Commissions and other underwriting expenses	174,297	88,519	78,970
Interest expense	10,726	6,532	—
Corporate general and administrative expenses	6,432	6,901	—
Loss on retirement of long-term debt	3,436	—	—
Other expenses	24,098	22,320	26,764

Total expenses	822,302	681,580	633,520

Earnings before income taxes	129,461	87,404	70,933
Provision for income taxes	33,063	29,168	25,063

Net Earnings	$96,398	$58,236	$45,870

Earnings per Common Share
Basic	$4.69	$2.86	N/A
Diluted	$4.62	$2.83	N/A

Average number of Common Shares
Basic	20,560	20,348	N/A
Diluted	20,859	20,594	N/A

Cash dividends per Common Share	$0.220	$0.0165	N/A

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2004	2003
Assets:
Investments:
Fixed maturities – at market (amortized cost - $1,260,836 and $1,192,418)	$1,304,080	$1,245,753
Equity securities – at market (cost $21,529 and $19,184)	24,993	21,375

Total investments	1,329,073	1,267,128

Cash and cash equivalents	112,052	125,042
Accrued investment income	16,732	16,772
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $11,524 and $7,902	264,978	254,026
Prepaid reinsurance premiums	12,858	42,089
Recoverables from reinsurers	20,202	31,481
Deferred policy acquisition costs	68,454	50,858
Current and deferred income taxes	12,656	8,890
Prepaid expenses, deferred charges and other assets	32,658	31,178
Goodwill	75,275	75,275

Total assets	$1,944,938	$1,902,739

Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	$659,272	$713,543
Unearned premiums	387,917	371,716
Payable to reinsurers	3,953	36,055
Long-term debt (fair value $198,010 at December 31, 2004)	199,305	195,500
Commissions payable	25,257	23,073
Accounts payable, accrued expenses and other liabilities	121,813	107,482

Total liabilities	1,397,517	1,447,369

Shareholders’ Equity
Common stock, no par value – 50,000,000 shares authorized 20,670,878 and 20,483,958 shares issued and outstanding	20,671	20,484
Additional paid-in capital	329,994	324,787
Retained earnings	166,710	74,856
Unearned compensation (restricted stock)	(314)	(1,000)
Unrealized gain, net	30,360	36,243

Total shareholders’ equity	547,421	455,370

Total liabilities and shareholders’ equity	$1,944,938	$1,902,739

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Unrealized Gain (Loss)	Unearned Compensation	Total
Balance at 12/31/2001	$—	$585,699	$(25,870)	$2,928	$—	$562,757

Net earnings	—	—	45,870	—	—	45,870
Change in unrealized gain-investments	—	—	—	21,131	—	21,131

Comprehensive income						67,001

Return of capital	—	(189,476)	—	—	—	(189,476)

Issuance of shares to AFG	1	—	—	—	—	1
Issuance of note payable to AFG	—	(55,000)	—	—	—	(55,000)
Other	—	1,520	—	—	—	1,520

Balance at 12/31/2002	$1	$342,743	$20,000	$24,059	$—	$386,803

Net earnings	$—	$—	$58,236	$—	$—	$58,236
Change in unrealized gain-investments	—	—	—	11,969	—	11,969
Change in unrealized gain-derivative	—	—	—	215	—	215

Comprehensive income						70,420

IPO (Adjusted for Split)	20,346	(20,346)	—	—	—	—
Dividends paid to common stockholders	—	—	(3,380)	—	—	(3,380)
Issuance of restricted stock awards	134	2,016	—	—	(2,150)	—
Amortization of unearned compensation	—	—	—	—	1,150	1,150
Exercise of stock options	3	37	—	—	—	40
Capital contribution	—	2,476	—	—	—	2,476
Other	—	(2,139)	—	—	—	(2,139)

Balance at 12/31/2003	$20,484	$324,787	$74,856	$36,243	$(1,000)	$455,370

Net earnings	$—	$—	$96,398	$—	$—	$96,398
Change in unrealized gain-investments	—	—	—	(5,668)	—	(5,668)
Change in unrealized gain-derivative	—	—	—	(215)	—	(215)

Comprehensive income						90,515

Dividends paid to common stockholders	—	—	(4,544)	—	—	(4,544)
Issuance of common stock	171	4,685	—	—	—	4,856
Amortization of unearned compensation	—	253	—	—	686	939
Employee stock purchase	2	63				65
Exercise of stock options	14	206	—	—	—	220

Balance at 12/31/2004	$20,671	$329,994	$166,710	$30,360	$(314)	$547,421

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2004	2003	2002
Operating Activities
Net earnings	$96,398	$58,236	$45,870
Adjustments:
Depreciation and amortization	17,005	17,621	13,741
Realized (gains) losses on investments	(6,883)	(959)	6,707
Change in accrued investment income	40	(1,648)	2,719
Change in agents’ balances and premiums receivable	(10,952)	(7,006)	31,480
Change in reinsurance receivable	40,510	92,461	8,247
Change in deferred policy acquisition costs	(17,596)	(17,812)	18,054
Change in other assets	(10,717)	(3,771)	4,601
Change in balances with affiliates	—	7,844	1,645
Change in insurance claims and reserves	(38,070)	(37,241)	(77,489)
Change in payable to reinsurers	(32,102)	(38,904)	(16,004)
Change in other liabilities	16,515	(559)	4,296
Other, net	418	1,176	1,617

Net cash provided by operating activities	54,566	69,438	45,484

Investing Activities
Purchases of and additional investments in:
Fixed maturity investments	(278,038)	(419,844)	(325,783)
Equity securities	(7,770)	(11,711)	(109)
Property and equipment	(4,618)	(2,096)	(4,015)
Maturities and redemptions of fixed maturity investments	105,819	166,672	105,471
Sales of:
Fixed maturity investments	94,429	89,836	295,130
Stock in subsidiary	10,380	—	—
Equity securities	8,587	11,057	18,891
Property and equipment	1,443	177	324

Net cash (used in) provided by investing activities	(69,768)	(165,909)	89,909

Financing Activities
Issuance of long-term debt	—	196,300	—
Repayment of long-term debt	—	(4,500)	—
Repayment of note payable to AFG	—	(55,000)	—
Repayment of term loan	(195,500)	—	—
Proceeds from senior notes	199,256	—	—
Debt issuance costs	(2,141)	—	—
Proceeds from overallotment option	4,856	—	—
Issuance of common stock	285	40	—
Dividends paid to shareholders	(4,544)	(3,380)	—
Return of capital	—	—	(108,041)

Net cash provided by (used in) financing activities	2,212	133,460	(108,041)

Net (Decrease) Increase in Cash and Short Term Investments	(12,990)	36,989	27,352

Cash and short-term investments at beginning of period	125,042	88,053	60,701

Cash and short-term investments at end of period	$112,052	$125,042	$88,053

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

INDEX TO NOTES

1.	Organization and Basis of Presentation
2.	Accounting Policies
3.	Investments
4.	Long-Term Debt
5.	Equity in Affiliates
6.	Income Taxes
7.	Computations of Earnings Per Share
8.	Equity Compensation Plans
9.	Benefit Plans
10.	Quarterly Operating Results
11.	Insurance Reserves
12.	Reinsurance
13.	Statutory Information
14.	Additional Information

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

The business assumed from GAI in 2003 is not included in the consolidated statements of Infinity for 2002. The Assumed Agency Business reported the following selected financial data as of December 31, 2002:

2002
Earnings Statement Data:
Earned Premiums	$107.2
Underwriting Loss	(10.0)

Balance Sheet Data:
Assets (excluding Investments) to be Transferred	$53.5
Investments to be Transferred	125.3
Unpaid Losses and Loss Adjustment Expenses	125.6
Liabilities to be Transferred	178.8

At December 31, 2002, AFG beneficially owned all of Infinity’s Common Stock. In February of 2003, AFG sold 12.5 million shares (61%) of Infinity in an initial public offering. In December of 2003, AFG disposed of its remaining investment (7.9 million shares) in Infinity in the December 2003 public offering.

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of and for the twelve-month period ended December 31, 2004 and December 31, 2003. Infinity’s prior period financial statements represent the combined statements of the NSA Group. Earnings per share data for 2002 is not applicable because the Consolidated Statement of Earnings represents the combined statements of wholly-owned subsidiaries.

The accompanying income statements include corporate general and administrative expenses for the twelve-month periods ended December 31, 2004, 2003, and 2002. Infinity was a wholly-owned subsidiary of AFG for the periods prior to 2003 and corporate

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

holding company expenses were not allocated to Infinity for these periods. All appropriate expenses are included in other expenses for the twelve-month period ended December 31, 2002. Infinity considered the guidance in Staff Accounting Bulletin 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity” (Topic 1.B) in preparing these Consolidated Financial Statements.

The accompanying income statements include expenses incurred directly by Infinity as well as charges for fees allocated by other AFG subsidiaries to Infinity for various services. For 2002, charges billed by GAI for corporate staff services, including human resources, risk management, legal, and financial reporting were based on the percentage of capital that each of the AFG property and casualty insurance subsidiaries needs to run its business, which approximates estimated usage. Investment management fees for 2002 have been based on the proportion each subsidiary’s portfolio (at market value) bears to the total portfolios being managed. Management believes that these charges billed by AFG were reasonable and the accompanying consolidated financial statements are representative of the costs of Infinity doing business on a stand-alone basis. All significant inter-company balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

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

Note 2 Accounting Policies

Investments

All fixed maturity securities are considered “available for sale” and reported at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

Securities having a carrying value of about $42 million at December 31, 2004 were on deposit as required by regulatory authorities.

Goodwill

Goodwill carried on Infinity’s balance sheet represents the excess of AFG’s carrying value over tangible assets in the NSA Group and the Assumed Agency Business at the date of transfer to Infinity in contemplation of Infinity’s initial public offering in early 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of October 1, 2004 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The October 1, 2004 test results indicated that there was no impairment at that date. Infinity intends to perform this test annually each October 1.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

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

Unpaid Losses and Loss Adjustment Expenses (“LAE”)

The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Unpaid losses and LAE have not been reduced for reinsurance recoverable. Changes in estimates of the liabilities for losses and LAE are reflected in the Consolidated Statement of Earnings in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and LAE are adequate.

Premiums and Receivables

Insurance premiums written are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small commercial accounts throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on prior experience, the relationship between receivables and unearned premium, on a policy basis, and an aging process of past due balances. Premiums due from insureds are charged off if not collected within 90 days of the policies’ effective or cancellation dates.

Income Taxes

Infinity files a consolidated federal income tax return which includes all 80%-owned U.S. subsidiaries. Infinity and its 80%-owned subsidiaries are parties to a tax allocation agreement effective for periods following February 12, 2003, which designates how tax payments are shared by members of the tax group. In general, each subsidiary agrees to pay Infinity taxes computed on a separate company taxable income basis. Infinity agrees to pay each subsidiary for the tax benefit, if any, of net losses used by other members of the consolidated group. Taxes paid by Infinity in the years 2004 and 2003 were $33.6 million and $25.3 million, respectively. Prior to February 13, 2003, Infinity and its subsidiaries were part of the American Financial Corporation (“AFC”, an AFG subsidiary) tax group and were parties to tax allocation agreements with AFC. In general, AFC companies computed taxes on a separate return basis and made payments to (or received benefits from) AFC based on taxable income. Taxes allocated to Infinity while included in the AFC tax group for the year 2002 were $25.1 million. The tax allocation agreements with AFC have not impacted the recognition of income tax expense and income tax payable in Infinity’s financial statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

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

Stock Based Compensation

Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. Refer to Note 8 for more information on stock based compensation.

New Accounting Standards

On December 16, 2004, the FASB issued SFAS 123 (revised), “Share-Based Payment” (“SFAS 123(r)”). This new standard requires the recognition of compensation cost for share-based payments to employees, including stock option grants. SFAS 123(r) is effective for interim periods beginning after June 15, 2005; the Company plans to adopt the new standard at that time. In accordance with this new standard, pro forma amounts disclosed for periods up to this date will continue to be shown with comparative historical financial statements. No retroactive cumulative-effect adjustment will be recorded. Implementation of SFAS 123(r) in July 2005 is not expected to materially affect Infinity’s results of operations or financial position.

On May 19, 2004, the FASB released FASB Statement of Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (the “Act”). This guidance requires sponsors of certain postretirement health care plans to determine whether the prescription benefits under the plan are actuarially equivalent to Medicare Part D benefits. If so, the plan qualifies for a federal subsidy under the Act and it must determine whether the subsidy is expected to lower the plan’s cost of benefits. The plan assessment status is presented in Note 9 to the Consolidated Financial Statements. In January 2005, the Center for Medicare and Medicaid Services issued final regulations for the actuarial equivalence test. Infinity is currently evaluating its postretirement health care plan under the final rules and does not expect their application to materially affect its results of operations or financial position.

Proposed Accounting Standard

At December 31, 2004, the FASB was deliberating proposed FASB Staff Position EITF 03-1-a, “Implementation Guidance for the Application of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’” This guidance provides, among other things, that securities impaired by minor interest rate increases and/or changes in sector spreads can in some circumstances be considered temporary. If finalized in its current form, Infinity does not expect its application to materially affect its results of operations or financial position.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

Note 3 Investments

Fixed maturities and equity securities consisted of the following (in millions):

	December 31, 2004
	Amortized Cost	Market Value	Gross Unrealized
			Gains	Losses
Fixed maturities:
United States Government and government agencies and authorities	$96.0	$97.1	$1.7	$(0.5)
States, municipalities and political subdivisions	232.6	237.1	4.9	(0.4)
Public utilities	80.5	85.2	4.8	(0.1)
Mortgage-backed securities	263.7	267.3	4.2	(0.6)
All other corporate	583.9	613.3	30.2	(0.8)
Redeemable preferred stocks	4.1	4.0	0.1	(0.2)

	$1,260.8	$1,304.1	$45.7	$(2.5)

Equity securities	$21.5	$25.0	$3.6	$(0.1)

	December 31, 2003
	Amortized Cost	Market Value	Gross Unrealized
			Gains	Losses
Fixed maturities:
United States Government and government agencies and authorities	$99.8	$101.7	$2.4	$(0.5)
States, municipalities and political subdivisions	218.8	224.6	6.2	(0.4)
Foreign government	2.3	2.3	0.1	—
Public utilities	114.8	120.7	6.2	(0.3)
Mortgage-backed securities	209.6	213.1	4.5	(1.0)
All other corporate	535.8	570.2	35.1	(0.6)
Redeemable preferred stocks	11.4	13.0	1.6	—

	$1,192.4	$1,245.8	$56.1	$(2.7)

Equity securities	$19.2	$21.4	$2.2	$(0.1)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

The changes in unrealized gains or losses on marketable securities, which is included in the Consolidated Statement of Changes in Shareholders’ Equity, was $(5.7) million, $12.0 million and $21.1 million for the twelve months ended December 31, 2004, 2003 and 2002 as detailed below:

	Pretax			Tax Effects	Net
	Fixed Maturities	Equity Securities
Year ended December 31, 2004
Unrealized holding gains (losses) on securities arising during the period	$(7.3)	$4.5		$1.0	$(1.8)
Realized (gains) included in net income	(2.9)	(3.2	)(a)	2.2	(3.9)

Change in unrealized gain (loss) on marketable securities, net (b)	$(10.2)	$1.3		$3.2	$(5.7)

Year ended December 31, 2003
Unrealized holding gains (losses) on securities arising during the period	$16.0	$3.4		$(6.8)	$12.6
Realized (gains) losses included in net income	(1.2)	0.3		0.3	(0.6)

Change in unrealized gain on marketable securities, net	$14.8	$3.7		$(6.5)	$12.0

Year ended December 31, 2002
Unrealized holding gains (losses) on securities arising during the period	$34.0	$(8.2)		$(9.1)	$16.7
Realized losses included in net income	1.5	5.2		(2.3)	4.4

Change in unrealized gain (loss) on marketable securities, net	$35.5	$(3.0)		$(11.4)	$21.1

(a)	Excludes realized (gains) on sales of subsidiaries of ($0.8) million.
(b)	Excludes pretax change in unrealized gain on derivative of $0.3 million.

Infinity has recorded pretax other than temporary impairment charges on securities as follows (in thousands):

	Twelve Months Ended December 31,
	2004	2003	2002
Beginning Balance	$11,784	$13,962	$12,925
Impairments recorded:
Fixed maturities	758	3,877	6,315
Equity securities	372	566	3,095
Sales, maturities, and paydowns	(979)	(6,621)	(8,373)

Ending balance	$11,935	$11,784	$13,962

Gross gains and losses on fixed maturity investment transactions included in the Consolidated Statement of Cash Flows consisted of the following (in millions):

	Twelve Months Ended December 31,
	2004	2003	2002
Gross Gains	$4.1	$5.8	$13.0
Gross Losses	(0.5)	(0.7)	(9.0)

Net Realized Gains (losses) on sales of fixed maturities (a)	$3.6	$5.1	$4.0

(a)	Excludes gains on sales of equities, other-than temporary impairment charges, and other non-cash gains and losses.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

The following chart summarizes Infinity’s security positions with unrealized losses which were less than twelve months old and greater than twelve months old as of December 31, 2004 (dollars in millions):

	Less than twelve months
	Number of Securities	Amortized Cost	Market Value	Unrealized Loss
Fixed Maturities	70	$246.3	$244.1	$2.1
Equity securities	1	1.1	1.1	0.0

Total	71	$247.4	$245.2	$2.1

	Greater than twelve months
	Number of Securities	Amortized Cost	Market Value	Unrealized Loss
Fixed Maturities	7	$17.6	$17.2	$0.4
Equity securities	2	6.8	6.7	0.1

Total	9	$24.4	$23.9	$0.5

	December 31, 2004	December 31, 2003
Number of positions held with unrealized:
Gains	451	451
Losses	80	63

Number of positions held that individually exceed unrealized:
Gains of $500,000	10	11
Losses of $500,000	—	—

Percentage of positions held with unrealized:
Gains that were investment grade	89%	88%
Losses that were investment grade	97%	85%

Infinity’s investment portfolio included $2.6 million and $2.8 million of gross unrealized losses at December 31, 2004 and December 31, 2003, respectively. There was no single industry segment concentration that accounted for more than $1 million of these losses.

Net Investment Income

The following table shows (in millions) investment income earned and investment expenses (including interest charges on payables to reinsurers) incurred by Infinity’s insurance companies.

	Twelve Months Ended December 31,
	2004	2003	2002
Investment income:
Fixed maturities	$68.7	$64.7	$70.3
Equity securities	0.9	1.0	1.1
Other	—	.2	.2

	69.6	65.9	71.6
Investment expenses (a)	(3.9)	(8.7)	(10.3)

Net investment income	$65.7	$57.2	$61.3

(a)	Investment expenses include interest credited in connection with physical damage quota share agreements of $1.5 million, $6.3 million and $7.7 million for the twelve-month periods ended December 31, 2004, 2003 and 2002, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

Infinity’s fixed maturity portfolio includes securities with fair values totaling $1.4 million that have not produced investment income for at least twelve months as of December 31, 2004.

Note 4 Long-Term Debt

Infinity repaid the $55 million note due to AFG in July 2003 with proceeds from a $200 million seven year amortizing term loan. The loan proceeds of $196.3 million (net of issued costs of $3.7 million) were also used to supplement the capital of Infinity’s insurance subsidiaries, to reduce Infinity’s reliance on reinsurance and for general corporate purposes. The term loan (prepaid in full in February 2004) accrued interest at a variable rate and at Infinity’s choice of LIBOR plus 2.5% or Prime plus 1.5%. To hedge against future adverse movements in short-term interest rates, Infinity entered into an interest rate swap for $100 million of the principal, in which the variable rate payments due for the first three years of the term were exchanged for a fixed rate of 4.89%. The covenants of the loan had required Infinity to maintain certain minimum interest and fixed charge coverage ratios, as well as minimum levels of capital and surplus; the requirements of all loan covenants were met as of December 31, 2003. The first two loan principal repayment amounts of $2,250,000 each were made on September 30 and December 31, 2003. In compliance with the loan agreement, Infinity made an additional principal payment of $2.5 million, one-half of the over-allotment proceeds received by Infinity from the December 2003 public offering, in January 2004. The remainder was to be repaid in quarterly installments.

In February 2004, Infinity issued $200 million principal of Senior Notes due 2014. The notes bear interest at a fixed 5.5% coupon rate which is payable semiannually. The proceeds of the Senior Notes were used to retire the term loan referenced above. Unamortized debt issuance costs relating to the issuance of the variable rate term loan were written off upon the retirement of this loan, resulting in a pretax charge of $3.4 million in the first quarter of 2004. Infinity capitalized $2.1 million of debt issuance costs related to the Senior Notes. In addition, the interest rate swap, which Infinity held in conjunction with the term loan, was settled and resulted in a pretax charge of $0.3 million in the first quarter of 2004.

Interest paid by Infinity on long-term debt was $6.5 million for both of the twelve-month periods ended December 31, 2004 and 2003.

Note 5 Equity in Affiliates

At December 31, 2000, Infinity owned 2 million shares (3%) of Chiquita common stock. AFG and its subsidiaries, then an affiliate of Infinity, owned an additional 22 million shares (33%) of Chiquita common stock at that date. Chiquita reported net losses attributable to common shares of $112 million in 2000.

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

Notes To Consolidated Financial Statements – Continued

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Statement of Operations (in thousands):

	Year ended December 31,
	2004	2003	2002
Earnings before income taxes	$129,461	$87,404	$70,933

Income taxes at statutory rate	$45,311	$30,591	$24,827
Effect of:
Dividends received deduction	(217)	(368)	$(450)
Tax-exempt interest	(1,814)	(1,061)	0
Adjustment to Valuation Allowance	(7,447)	0	0
Other	(2,770)	6	686

Provision for income taxes as shown on the Consolidated Statement of Operations	$33,063	$29,168	$25,063

GAAP Effective Tax Rate	25.5%	33.4%	35.3%

The total income tax provision (credit) consists of (in thousands):

Current	$36,149	$31,124	$34,070
Deferred	(3,086)	(1,956)	(9,007)

	$33,063	$29,168	$25,063

The Infinity consolidated tax group generated capital losses in 2003 in addition to the capital loss carryforward from AFG. The tax benefit of the capital loss carryforwards at December 31, 2004 is (in millions):

	Expiring	Amount
Capital loss carryforward	2007	$18.3
Capital loss carryforward	2008	8.1

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

As shown in the following chart, at December 31, 2004 the deferred taxes relating to the capital loss carryforwards have been fully offset by the valuation allowance. Therefore, in the future, the tax benefit from the utilization of any of these capital loss carryforwards will be reflected in current tax expense and will impact the effective tax rate calculation for that period.

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in millions):

	Twelve Months Ended December 31,
	2004	2003
Deferred tax assets:
Discount on loss reserves	$17.4	$19.9
Unearned premium reserve	26.3	22.7
Net operating loss carryforward	0.0	1.2
Net capital loss carryforward	26.4	27.2
Alternative minimum tax credit	0.0	2.5
Other, net	13.5	9.8

	83.6	83.3
Valuation allowance for deferred tax assets	(26.4)	(33.8)

	57.2	49.5

Deferred tax liabilities:
Deferred policy acquisition costs	(24.0)	(17.8)
Depreciation and amortization	(1.4)	(3.0)
Investment securities	(12.5)	(15.4)

	(37.9)	(36.2)

Net deferred tax assets	$19.3	$13.3

The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) opportunities to generate taxable income from sales of appreciated assets to allow for the utilization of net capital loss carryovers, and (ii) the likelihood of generating larger amounts of taxable income in the future to allow for the utilization of deductible temporary differences. The likelihood of realizing deferred tax assets will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known.

Changes in Deferred Tax Assets and Valuation Allowance

Operating loss carryforwards decreased by $1.2 million from 2003 to 2004 as a result of utilizing the operating loss carryforward in the 2003 consolidated federal income tax return filed for the Infinity companies. The operating loss carryforward was generated while the Infinity companies were included in the AFC tax group. Capital loss carryforwards decreased by $0.8 million from 2003 to 2004 due to a $3.9 million increase in the losses recognized by the Infinity companies at the IPO date for which AFC was not able to fully utilize in their consolidated federal income tax return. There was an offsetting decrease of $4.7 million due to the utilization of capital loss carryforwards in 2004. The alternative minimum tax (“AMT”) credit decreased by $2.5 million from 2003 to 2004 as a result of fully utilizing the AMT credit in the 2003 consolidated federal income tax return for the Infinity companies.

The valuation allowance decreased by $7.4 million from 2003 to 2004 primarily as a result of utilization of the operating loss carryforward in the 2003 consolidated federal income tax return and the utilization of a portion of the capital loss carryforwards in 2004. There was also a reduction to the tax reserve, generated while the Infinity companies were included in the AFC tax group, of $2.0 million from 2003 to 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

Note 7 Computations of Earnings per Share

The following table illustrates the reconciliation of the denominators in Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	Twelve Months Ended December 31,
	2004	2003	2002
Net earnings	$96,398	$58,236	$45,870
Basic average shares outstanding	20,560	20,348	N/A

Basic EPS	$4.69	$2.86	N/A

Basic average shares outstanding	20,560	20,348	N/A
Restricted stock not vested	96	117	N/A
Dilutive effect of assumed option exercises	203	130	N/A

Average diluted shares outstanding	20,859	20,594	N/A

Diluted EPS	$4.62	$2.83	N/A

Note 8 Equity Compensation Plans

Infinity established the Employee Stock Purchase Plan (“ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may participate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, that employee is precluded from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, (“the Code”) and so Infinity does not recognize the 15% market discount as expense in its financial statements. Participants’ shares are issued and outstanding for earnings per share calculations.

Infinity established the 2002 Stock Option Plan to enable it to attract and motivate its employees and to encourage the identification of their interests with those of Infinity’s shareholders. The plan provides for the grant of incentive stock options that are qualified under the Code and for the grant of nonqualified stock options.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

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

The following chart describes activity for Infinity’s Stock Option Plan for the twelve-month period ended December 31, 2004 and 2003:

2004

Options Outstanding	Number of Options	Weighted Average Exercise Price
As of January 1, 2004	419,180	$16.11
Granted	214,000	$33.56
Exercised	(13,700)	$16.00
Forfeited	(16,000)	$24.79

As of December 31, 2004	603,480	$22.07

	Number of Options		Remaining Contractual Life
Exercise Price	Outstanding	Exercisable
$16.00	392,480	82,496	8.1 years
$25.56	5,000	5,000	8.7 years
$33.58	203,500	10,000	9.1 years
$31.94	2,500	2,500	9.4 years

	603,480	99,996

2003

Options Outstanding	Number of Options	Weighted Average Exercise Price
As of January 1, 2003	—	—
Granted	425,180	$16.11
Exercised	(2,500)	$16.00
Forfeited	(3,500)	$16.00

As of December 31, 2003	419,180	$16.11

	Number of Options		Remaining Contractual Life
Exercise Price	Outstanding	Exercisable
$16.00	414,180	5,000	9.2 years
$25.56	5,000	5,000	9.7 years

	419,180	10,000

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

Infinity’s Restricted Stock Plan was also established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan.

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

	Twelve Months Ended December 31,
	2004	2003
Net earnings, as reported	$96,398	$58,236
Pro forma stock option expense	(1,143)	(477)

Adjusted net earnings	$95,255	$57,759

Earnings per share (as reported):
Basic	$4.69	$2.86
Diluted	$4.62	$2.83
Earnings per share (adjusted):
Basic	$4.63	$2.84
Diluted	$4.57	$2.81

The following table illustrates the assumptions used to obtain the pro forma stock option expense figures. All data presented is inception-to-date as of the dates indicated.

	As of December 31,
	2004		2003
Assumptions:
Options outstanding	603,480		419,180
Weighted-average:
Fair value per option granted	$13.87		$5.98
Dividend yield	1.2%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.1%		4.0%
Expected option life	7.5	years	7.5	years

Note 9 Benefit Plans

Infinity provides retirement benefits for all eligible employees by matching contributions made on a discretionary basis to participants’ accounts in the Infinity 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $13,000 per year or 25% of the participant’s salary. Infinity retains the right to make discretionary supplemental contributions to the accounts of plan participants. The matching percentage made by Infinity is 100% of participants’ contributions up to a ceiling of 3% of participants’ earnings. The plan expense was $6.3 million and $5.7 million for the twelve-month periods ended December 31, 2004 and 2003, respectively. Infinity employees participated in the AFG 401(k) plan in 2002.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

Additionally, Infinity’s Supplemental Retirement Plan is a nonqualified deferred compensation plan that allows certain highly compensated employees to receive the full discretionary employer contribution that is precluded by the provisions of the 401(k) Retirement Plan or by law due to limits on compensation.

Infinity maintains for certain highly-compensated employees, a qualified deferred compensation plan, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at Infinity’s approximate long-term borrowing rate. The deferred amounts are a general obligation liability of Infinity and amounted to $1.5 million and $0.9 million at December 31, 2004 and 2003, respectively. Interest credited by Infinity was approximately $74,000 and $49,000 for these same time periods.

Infinity also provides postretirement medical and life insurance benefits to retirees. The benefit obligation was allocated to Infinity from the former AFG plan in late 2002 in anticipation of the initial public offering. Data related to this plan is shown in the following tables (in thousands). This data does not reflect the impact of the subsidy provided by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). The Company has not been able to conclude that the benefits provided under this plan are actuarially equivalent to Medicare Part D benefits under the Act. Infinity does not expect this legislation to have a material effect on its net benefit obligation or plan costs.

	2004	2003
Net benefit obligation at beginning of year	$3,819	$3,620
Service cost	233	251
Interest cost	238	255
Participant contributions	80	57
Plan amendments	—	(444)
Actuarial loss	168	304
Gross benefits paid	(271)	(224)

Net benefit obligation at end of year	$4,267	$3,819

Weighted-average assumptions used to determine benefit obligations

	2004	2003
Discount rate	6.00%	6.00%
Health care cost trend on covered charges	10.4% decreasing to 5% in 2008	10% decreasing to 5% in 2009

A one-percentage point change in the assumed healthcare cost trend rate would have the following effect on the post-retirement benefit obligation:

	2004	2003
1% increase	$284	$54
1% decrease	(276)	(48)

Plan assets
	2004	2003
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	191	167
Participant contributions	80	57
Gross benefits paid	(271)	(224)

Fair value of plan assets at end of year	$—	$—

Expected future benefit payments

	2004	2003

2004	$ n/a	$191
2005	266	233
2006	298	277
2007	316	312
2008	327	348
2009	329	n/a
2010 - 2014	1,580	2,160

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

	2004	2003
Funded status:
Fair value of plan assets	$—	$—
Benefit obligations	4,267	3,819
Funded status at end of year	(4,267)	(3,819)
Contributions made after the measurement date	48	47
Unrecognized actuarial net (gain) loss	472	304
Unrecognized prior service cost	(377)	(444)

Net amount recognized at end of year	$(4,124)	$(3,912)

Note 10 Quarterly Operating Results (Unaudited)

While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

The following are quarterly results of consolidated operations of Infinity for the two years ended December 31, 2004 (in millions).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2004
Revenues	$230.2	$238.4	$240.5	$242.7	$951.8
Net earnings	16.9	24.8	23.0	31.7	96.4
Earnings per share:
Basic	$0.82	$1.21	$1.12	$1.54	$4.69
Diluted	0.81	1.19	1.10	1.52	4.62

2003
Revenues	$181.0	$180.3	$190.0	$217.7	$769.0
Net earnings	11.5	12.3	15.0	19.4	58.2
Earnings per share:
Basic	$.57	$.60	$.73	$.96	$2.86
Diluted	.57	.60	.72	.94	2.83

Realized gains (losses) on securities amounted to (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2004	$1.6	$1.4	$2.8	$1.1	$6.9
2003	.3	.2	.8	(.3)	1.0

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

Note 11 Insurance Reserves

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past two years on a GAAP basis (in millions):

	Twelve Months Ended December 31,
	2004	2003	2002
Gross unpaid losses and LAE	$714	$607	$648
Less: reinsurance recoverables	(30)	(33)	(37)

Balance at beginning of period	684	574	611

Addition of Assumed Agency Business	—	126	—

		700

Provision for losses and LAE occurring in the current year	618	543	527
Net increase (decrease) in provision for claims of prior years (a)	(15)	14	1

Total losses and LAE incurred	603	557	528

Payments for losses and LAE of:
Current year	(322)	(233)	(252)
Prior years	(323)	(340)	(313)

Total payments	(645)	(573)	(565)

Balance at end of period	642	684	574
Add back reinsurance recoverables	17	30	33

Gross unpaid losses and LAE included in the Balance Sheet	$659	$714	$607

(a)	Includes the assumption of the Agency Business

During calendar year 2002, the NSA Group settled, for $5.1 million, a state class action lawsuit involving the issue of whether there is an inherent diminished value in a damaged automobile that should be accounted for when calculating claim payments. The settlement increased the reserve deficiency for the 2001 calendar year-end reserves by $5.1 million. During calendar year 2003, $14 million of adverse loss and LAE reserve development occurred primarily due to business from New York, partially offset by other reserve releases. During calendar year 2004, Infinity enjoyed $15 million of favorable reserve development, primarily from continued favorable development in accident year 2003 on claim frequency on the California book of business, offset partially by continued unfavorable development in accident years 2000-2002 primarily from LAE on the declining New York book of business.

Note 12 Reinsurance

During 2002, Infinity’s insurance subsidiaries participated in a reinsurance agreement with Inter-Ocean under which Infinity agreed to cede 90% of its automobile physical damage business written through December 2002. This agreement was renewed for 2003 on terms substantially equivalent to those in effect in 2002, except that Infinity could elect on a quarterly basis to reduce the amount ceded from 90% to 20% of the policies effective in the last two quarters of 2003. In 2004, Infinity entered into a reinsurance agreement with American Re on substantially similar terms as through the Inter-Ocean agreement except that (i) the Assumed Agency Business was not included and (ii) minimum cession under the agreement was 10% as compared to 20% in the Inter-Ocean agreement. Under these agreements, Infinity retained all of the ceded premiums to fund ceded losses as they became

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

due from the reinsurers. Interest was credited to the reinsurers for funds held on their behalf. Premiums ceded under these agreements were $14 million, $170 million and $296 million for the twelve-month periods ended December 31, 2004, 2003 and 2002, respectively. In addition, premiums ceded for the Assumed Agency Business were $22 million and $79 million for the twelve-month periods ended December 31, 2003 and 2002, respectively. Interest credited, which is reported as a reduction of net investment income, was $1.5 million, $6.2 million and $7.6 million for the twelve-month periods ended December 31, 2004, 2003 and 2002, respectively. Infinity commuted the 2001 agreement in 2003 and the 2003 and 2004 agreements on December 31, 2004 and did not renew any agreement for 2005.

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

	Twelve Months Ended December 31,
	2004	2003	2002
Direct premiums written	$861	$846	$873
Reinsurance assumed	103	159	42
Reinsurance ceded	(46)	(187)	(302)

Net written premiums	$918	$818	$613

Direct premiums earned	$831	$833	$906
Reinsurance assumed	115	123	46
Reinsurance ceded	(74)	(257)	(306)

Net earned premiums	$872	$699	$646

Reinsurance recovered	$38	$132	$174

Note 13 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis were as follows (in millions):

Net Earnings (Loss)			Policyholders’ Surplus
2004	2003	2002	2004	2003
$87.2	$(23.5)	$65.6	$507.2	$446.1

For the twelve-month period ended December 31, 2004 and December 31, 2002, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs.

For the twelve-month period ended December 31, 2003, statutory results differed from net earnings on a GAAP basis due to (i) a realized loss from the write-off of an investment in Penn Central U.K. Limited and its insurance subsidiary of $55 million for statutory purposes and (ii) amortization of deferred acquisition costs. For GAAP purposes, the $55 million loss from the insurance subsidiary has been recorded in the NSA Group’s financial statements prior to 2003 using the equity method of accounting.

Note 14 Additional Information

Allowances for Uncollectible Accounts

Agents’ balances and premiums receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in other operating and general expenses. A progression of the aggregate allowance follows (in millions):

	2004	2003	2002
Beginning balance	$7.9	$8.9	$10.1
Provision for losses	14.6	10.5	14.1
Uncollectible amounts written off	(11.0)	(11.5)	(15.3)

Ending balance	$11.5	$7.9	$8.9

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements – Continued

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity’s insurance subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2005 from Infinity’s insurance subsidiaries without seeking regulatory clearance is approximately $63 million. Additional amounts of dividends, loans and advances require regulatory approval.

Rent Expense

Total rental expense for various leases of office space and equipment was $22.3 million, $20.7 million, and $15.2 million for the twelve month periods ended December 31, 2004, 2003, and 2002, respectively.

Future minimum rentals, primarily related to office space, required under operating leases having initial or remaining lease terms in excess of one year at December 31, 2004 were as follows: 2005 - $17.6 million; 2006 - $17.4 million; 2007 - $16.5 million; 2008 - $15.1 million; 2009 - $10.2 million and $28.2 million thereafter.

Future sublease revenue was $1.3 million for 2005, 2006 and 2007, $1.2 million for 2008, $1.1 million for 2009 and $0.7 million thereafter.

Contingencies

Infinity is subject to litigation resulting principally from normal insurance activities. Management believes that the outcome of such matters will not have a material effect upon Infinity’s consolidated financial position.

Related Party Transactions

In December 2003, AFG sold its remaining holdings of Infinity common stock through a secondary public offering. As of that date, Infinity no longer was an affiliate with AFG.

Various business had transacted between Infinity and AFG and its subsidiaries while AFG was affiliated with the Company, including insurance, computer processing and programming, payroll processing, office rental and sales of assets. Aggregate charges for these items were insignificant in relation to revenues.

Infinity’s investment portfolio is managed by a subsidiary of AFG. Net investment income includes investment management charges of $2.0 million in 2003 and $1.8 million in 2002.

Infinity has purchased and sold securities at fair value in transactions with AFG subsidiaries; it has also transferred securities to its former parent in the form of capital distributions and received securities from its former parent as capital contributions. Such purchases, sales and transfers and related realized gains (losses) were as follows (in millions):

	Acquisitions		Dispositions	Realized Losses
2003	$114.7	(a)	$4.7	$(.6)
2002	—		102.7	(7.9)

(a)	Consists entirely of securities transferred from AFG to Infinity to support the net reserves of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/S/ ERNST & YOUNG LLP

Cincinnati, Ohio

March 18, 2003

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PERSONAL LINES AGENCY BUSINESS OF

GREAT AMERICAN INSURANCE COMPANY

FINANCIAL STATEMENTS

(In Thousands)

Statement of Assets (excluding Investments) and Liabilities to be Transferred

	Year ended December 31,
	2002	2001
Assets (excluding Investments) to be Transferred:
Agents’ balances	$37,015	$44,632
Deferred policy acquisition costs	11,152	24,538
Goodwill	4,954	4,954
Other assets	414	4,684

	$53,535	$78,808

Liabilities to be Transferred:
Unpaid losses and loss adjustment expenses	$125,623	$115,885
Unearned premiums	47,978	80,941
Other liabilities	5,199	3,680

	$178,800	$200,506

Statement of Underwriting Gains and Losses

	Twelve Months Ended December 31,
	2002	2001
Earned premiums	$107,224	$149,925

Losses and Expenses:
Losses and loss adjustment expenses	91,064	121,811
Commissions and other underwriting expenses	26,189	42,819

Underwriting loss	$(10,029)	$(14,705)

Statement of Underwriting Cash Flows

	Twelve Months Ended December 31,
	2002	2001
Premiums collected	$81,878	$154,113
Losses and loss adjustment expenses paid	(81,326)	(111,806)
Commissions and other underwriting expenses paid	(10,346)	(46,092)

Cash used by underwriting	$(9,794)	$(3,785)

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PERSONAL LINES AGENCY BUSINESS OF

GREAT AMERICAN INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

Quarterly Operating Results (Unaudited)

While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

The following are quarterly results of operations of the Assumed Agency Business for the two years ended December 31, 2002 (in millions).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2002
Earned premiums	$39.5	$41.4	$3.8	$22.5	$107.2
Underwriting loss	(2.7)	(1.5)	(4.2)	(1.6)	(10.0)

2001
Earned premiums	$35.2	$37.4	$39.0	$38.3	$149.9
Underwriting loss	(1.2)	(1.4)	(4.7)	(7.4)	(14.7)

Insurance Reserves

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past two years on a GAAP basis (in millions):

	Twelve Months Ended December 31,
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:

		A.	Selected Quarterly Financial Data is included in Note 9 to the Consolidated Financial Statements.

		B.	Schedules filed herewith as of December 31, 2004:

Page
I - Summary of Investments is included in Part II, Item 8.

Schedules filed herewith for the years ended 2004, 2003, and 2002:

			II - Condensed Financial Information of Registrant.	59

			VI - Supplemental Information Concerning Property-Casualty Insurance Operations.	61

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

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In Thousands)

	December 31,
	2004	2003
Assets:

Investment in subsidiaries	$660,929	$592,089
Cash and short term investments	44,634	49,442
Fixed maturities, at market (amortized cost: $43,775 & $15,101)	44,005	15,070
Receivables from affiliates	731	—
Other assets	3,639	5,427

Total assets	$753,938	$662,028

Liabilities and Shareholders’ Equity:

Long-term debt	$199,305	$195,500
Payables to affiliates	—	11,112
Other liabilities	7,212	46
Shareholders’ equity	547,421	455,370

Total liabilities and shareholders’ equity	$753,938	$662,028

The companies comprising the NSA Group were transferred to Infinity on December 31, 2002. No operations were conducted by Infinity during 2002.

Condensed Statement of Earnings

(in thousands)

	Twelve Months Ended December 31,
	2004	2003
Income in equity of subsidiaries	$103,191	$66,952
Net Investment Income	1,192	13
Other Income	817	—

	105,200	66,965
Expenses:
Interest expense	10,726	6,532
Holding company expenses	6,432	6,901
Loss on retirement of debt	3,436	—

	20,594	13,433

Net earnings before taxes	84,606	53,532
Income tax (benefit)	(11,792)	(4,704)

Net income	$96,398	$58,236

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

Condensed Statements of Cash Flows

(In Thousands)

	Twelve Months Ended December 31,
	2004	2003
Operating Activities
Net income	$96,398	$58,236
Equity in consolidated subsidiaries	(103,191)	(66,952)
Restricted stock amortization	689	1,150
Amortization of debt issue costs	231	320
Amortization of premium discount	293	—
Change in other assets	3,929	(1,718)
Change in other liabilities	7,166	46
Change in intercompany payable	(11,843)	11,112
Other	(119)	—

Net cash (used in) provided by operating activities	(6,447)	2,194

Investing Activities
Purchase of fixed maturity investments	(29,073)	(15,213)
Capital contribution received from subsidiary	28,500	39,000
Capital contributed to subsidiaries	—	(110,000)

Net cash used in investing activities	(573)	(86,213)

Financing Activities
Issuance of long-term debt	199,256	200,000
Repayment of long-term debt	(195,500)	(4,500)
Repayment of note payable to AFG	—	(55,000)
Debt issuance costs	(2,141)	(3,700)
Dividends paid to shareholders	(4,544)	(3,380)
Other	5,141	40

Net cash provided by financing activities	2,212	133,460

Net (Decrease) Increase in Cash and Short-Term investments	(4,808)	49,441

Cash and short-term investments at beginning of period	49,442	1

Cash and short-term investments at end of period	$44,634	$49,442

INFINITY PROPERTY AND CASUALTY CORPORATION

& PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2004

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E		COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	RESERVES FOR UNPAID CLAIM AND CLAIMS ADJUSTMENT EXPENSES		DISCOUNT DEDUCTED IN COLUMN C	UNEARNED PREMIUMS		EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
									CURRENT YEARS	PRIOR YEARS
INFINITY PROPERTY AND CASUALTY CORPORATION

2004	$68	$659	(a)	$—	$388	(b)	$872	$66	$618	$(15)	$51	$643	$918

2003	$51	$714	(a)	$—	$372	(b)	$699	$57	$543	$14	$33	$575	$818

2002	$22	$604	(a)	$—	$303	(b)	$646	$61	$527	$1	$40	$565	$613

PERSONAL LINES AGENCY BUSINESS OF GREAT AMERICAN INSURANCE COMPANY

2003 (c)

2002	$11	$126		$—	$48		$107	$—	$84	$7	$15	$81	$74

(a)	Gross of reinsurance recoverables of $17 million, $30 million, and $33 million at December 31, 2004, 2003, and 2002 respectively.
(b)	Gross of prepaid reinsurance premiums of $13 million, $42 million, and $92 million at December 31, 2004, 2003, and 2002 respectively.
(c)	The personal lines agency business was assumed by Infinity effective January 1, 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

Signed: March 10, 2005

Infinity Property and Casualty Corporation

	By:	/s/ JAMES R. GOBER
James R. Gober
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ JAMES R. GOBER	Chairman of the Board of Directors, Chief Executive Officer, and President	March 10, 2005
James R. Gober

/s/ SAMUEL J. SIMON	Senior Vice President, General Counsel, Secretary, and Director	March 10, 2005
Samuel J. Simon

/s/ ROGER SMITH	Senior Vice President, Chief Financial Officer, and Director	March 10, 2005
Roger Smith

/s/ GREGORY G. JOSEPH	Director	March 10, 2005
Gregory G. Joseph

/s/ GREGORY C. THOMAS	Director*	March 10, 2005
Gregory C. Thomas

/s/ JORGE G. CASTRO	Director*	March 10, 2005
Jorge G. Castro

/s/ HAROLD E. LAYMAN	Director	March 10, 2005
Harold E. Layman

/s/ SAMUEL J. WEINHOFF	Director*	March 10, 2005
Samuel J. Weinhoff

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to as Exhibit 3.1 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)	(*)

4.1	Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)	(*)

Material Contracts:

10.1	Formation and Separation Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.1 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

10.2	Reinsurance Agreement between Windsor Insurance Company, as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

10.3	Automobile Physical Damage Variable Quota Share Reinsurance Agreement, dated January 1, 2004, made and entered into by and between Leader Insurance Company, Infinity Insurance Company, and Windsor Insurance Company and American Re-Insurance Company (incorporated by reference to Exhibit 10.3 to Infinity’s Form 10-K/A filed on April 2, 2004)	(	*)

10.4	Services Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.6 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

10.5	Extension of Services Agreement, dated November 30, 2004, between American Financial Group, Inc. and Infinity

10.6	Servicing Agreement for Retained Personal Lines Business between American Financial Group, Inc. and Infinity

10.7	Long-Term Incentive Compensation Plan

10.8	Investment Services Agreement between Infinity and American Money Management (incorporated by reference to Exhibit 10.8 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

10.9	Non-competition Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.11 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

10.10	Tax Allocation Indemnification Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.12 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

10.11	License Agreement between Great American Insurance Company and Infinity (incorporated by reference to Exhibit 10.13 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

10.12	Reinsurance Agreements between Republic Indemnity Company of America and Infinity (incorporated by reference to Exhibit 10.14 to Infinity’s Form S-1/A filed on January 3, 2003)	(	*)

10.13	Lease between Colonial Properties and Infinity, dated August 26, 2003 for Colonade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)	(	*)

10.14	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)	(	*)

10.15	2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Infinity’s Form 10-K filed on March 31, 2003)	(	*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS - CONTINUED

Number	Exhibit Description
10.16	Credit Agreement, dated March 5, 2004, between Infinity and Regions Bank

10.17	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on July 28, 2004)	(	*)

10.18	Deferred Compensation Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on February 19, 2003)	(	*)

10.19	Supplemental Retirement Plan

10.20	Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Infinity’s Form S-1/A filed on January 29, 2003)	(	*)

10.21	Employment Agreement for James R. Gober

10.22	Employment Agreement for Samuel J. Simon

10.23	Employment Agreement for Roger Smith

10.24	Employment Agreement for John R. Miner (incorporated by reference to Exhibit 10.31 to Infinity’s Form 10-K/A filed on April 2, 2004)	(	*)

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*)	Incorporated herein by reference.