Form 10-Q
period 2005-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2005-05-09
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

Commission File No. 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

Incorporated under the Laws of Ohio	IRS Employer Identification Number 03-0483872

3700 Colonnade Parkway, Birmingham, Alabama 35243

(205) 870-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer.    Yes  ☒    No  ☐

As of May 1, 2005, there were 20,688,967 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004	% Change
Income:
Earned premiums	$230,741	$210,302	9.7%
Net investment income	16,610	15,995	3.8%
Realized gains on investments	12,080	1,610	650.3%
Other income	1,208	2,283	(47.1)%

Total revenue	260,639	230,190	13.2%

Costs and Expenses:
Losses and loss adjustment expenses	161,219	151,071	6.7%
Commissions and other underwriting expenses	49,122	41,094	19.5%
Interest expense	2,765	2,403	15.0%
Corporate general and administrative expenses	1,676	1,692	(1.0)%
Loss on retirement of long-term debt	—	3,436	—
Other expenses	9,254	5,179	78.7%

Total expenses	224,036	204,875	9.4%

Earnings before income taxes	36,603	25,315	44.6%
Provision for income taxes	12,621	8,375	50.7%

Net Earnings	$23,982	$16,940	41.6%

Earnings per Common Share:
Basic	$1.16	$0.82
Diluted	$1.15	$0.81

Average number of Common Shares:
Basic	20,608	20,534
Diluted	20,879	20,864

Cash dividends per Common Share	$0.060	$0.055

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Investments
Fixed maturities - at market (amortized cost - $1,291,316 and $1,260,836)	$1,302,457	$1,304,080
Equity securities - at market (amortized cost - $25,296 and $21,529)	25,833	24,993

Total investments	1,328,290	1,329,073

Cash and cash equivalents	96,761	112,052
Accrued investment income	15,555	16,732
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $9,771 and $11,524	301,911	264,978
Prepaid reinsurance premiums	13,913	12,858
Recoverables from reinsurers	20,970	20,202
Deferred policy acquisition costs	77,752	68,454
Current and deferred income taxes	12,701	12,656
Prepaid expenses, deferred charges and other assets	35,874	32,658
Goodwill	75,275	75,275

Total assets	$1,979,002	$1,944,938

Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	$644,946	$659,272
Unearned premiums	437,602	387,917
Payable to reinsurers	3,874	3,953
Long term debt (fair value - $195,465 at March 31, 2005 and $198,010 at December 31, 2004)	199,320	199,305
Commissions payable	26,870	25,257
Accounts payable, accrued expenses and other liabilities	118,436	121,813

Total liabilities	1,431,048	1,397,517

Shareholders’ Equity:

Common stock, no par value

-50,000,000 shares authorized
-20,690,042 and 20,670,878 shares issued -20,685,748 and 20,670,878 shares outstanding	20,690	20,671
Additional paid-in capital	330,564	329,994
Retained earnings	189,451	166,710
Unearned compensation (restricted stock)	(209)	(314)
Unrealized gain, net	7,591	30,360
Treasury stock, at cost (4,294 and 0 shares)	(133)	—

Total shareholders’ equity	547,954	547,421

Total liabilities and shareholders’ equity	$1,979,002	$1,944,938

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Securities	Unearned Compensation	Total
Balance at December 31, 2003	$20,484	$—	$324,787	$74,856	$36,243	$(1,000)	$455,370

Net earnings	—	—	—	16,940	—	—	16,940
Change in unrealized gain-investments	—	—	—	—	13,296	—	13,296
Change in unrealized gain-derivative	—	—	—	—	(215)	—	(215)

Comprehensive income							30,021
Dividends paid to common stockholders	—	—	—	(1,136)	—	—	(1,136)
Issuance of common stock	171	—	4,685	—	—	—	4,856
Amortization of unearned compensation	—	—	—	—	—	239	239

Balance at March 31, 2004	$20,655	$—	$329,472	$90,660	$49,324	$(761)	$489,350

Net earnings	$—	$—	$—	$79,458	$—	$—	$79,458
Change in unrealized gain-investments	—	—	—	—	(18,964)	—	(18,964)

Comprehensive income							60,494
Dividends paid to common stockholders	—	—	—	(3,408)	—	—	(3,408)
Employee stock purchases	2	—	63				65
Exercise of stock options	14	—	206	—	—	—	220
Amortization of unearned compensation	—	—	253	—	—	447	700

Balance at December 31, 2004	$20,671	$—	$329,994	$166,710	$30,360	$(314)	$547,421

Net earnings	$—	$—	$—	$23,982	$—	$—	$23,982
Change in unrealized gain-investments	—	—	—	—	(22,769)	—	(22,769)

Comprehensive income							1,213
Dividends paid to common stockholders	—	—	—	(1,241)	—	—	(1,241)
Employee stock purchases	2	—	64	—	—	—	66
Exercise of stock options	17	—	252	—	—	—	269
Acquisition of treasury stock	—	(133)	—	—	—	—	(133)
Amortization of unearned compensation	—	—	254	—	—	105	359

Balance at March 31, 2005	$20,690	$(133)	$330,564	$189,451	$7,591	$(209)	$547,954

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net earnings	$23,982	$16,940
Adjustments:
Depreciation and amortization	4,099	4,193
Realized gains on investing activities	(12,080)	(1,610)
Change in accrued investment income	1,177	320
Change in agents balances & premiums receivable	(36,933)	(9,732)
Change in reinsurance receivables	(1,823)	16,199
Change in deferred policy acquisition costs	(9,298)	(10,109)
Change in other assets	8,032	9,559
Change in insurance claims and reserves	35,359	4,440
Change in payable to reinsurers	(79)	(10,886)
Change in other liabilities	(4,742)	12,717
Other, net	(2)	—

Net cash provided by operating activities	7,692	32,031

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(161,795)	(92,946)
Equity Securities	(8,741)	—
Property and equipment	(1,344)	(1,356)
Maturities and redemptions of fixed maturity investments	26,105	36,352
Sales:
Fixed maturities	115,746	13,325
Stock in Subsidiary	—	10,380
Equity securities	8,054	—
Property and equipment	31	1,372

Net cash (used in) investing activities	(21,944)	(32,873)
Financing Activities:
Repayment of long-term debt	—	(195,500)
Proceeds from senior notes	—	199,256
Debt issuance costs	—	(2,081)
Proceeds from issuance of common stock	—	4,856
Proceeds from stock option exercise and employee stock purchase plan	335	—
Acquisition of treasury stock	(133)	—
Dividends paid to shareholders	(1,241)	(1,136)

Net cash (used in) provided by financing activities	(1,039)	5,395

Net (Decrease) Increase in Cash and Short-Term Investments	(15,291)	4,553
Cash and short-term investments at beginning of period	112,052	125,042

Cash and short-term investments at end of period	$96,761	$129,595

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s (“Infinity” or the “Company”) annual report on Form 10-K for the year ended December 31, 2004. This quarterly report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

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

The results of operations for the periods presented may not be indicative of the Company’s results for the entire year.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 2 Stock-Based Compensation

Infinity’s Stock Option Plan and Restricted Stock Plan were established in 2002. There were 2,000,000 and 500,000 shares of Infinity common stock reserved for issuance under the Stock Option Plan and Restricted Stock Plan, respectively. Options generally become exercisable at the rate of 20% per year commencing one year after grant. For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award.

Options Outstanding	Number of Options
As of December 31, 2004	603,480
Granted	—
Exercised	16,848
Forfeited	1,600

As of March 31, 2005	585,032

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised), “Share Based Payment” that requires the recognition of compensation expense for employee stock options. The mandatory effective date of this revised standard was delayed on April 14, 2005 by the Securities and Exchange Commission (“SEC”) until the first fiscal year beginning after June 15, 2005. In accordance with SEC requirements, Infinity plans to adopt this new standard prospectively in 2006. Had the standard been effective for the periods presented, Infinity does not believe its actual results would have differed materially from the pro forma results shown below.

The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost related to stock options been determined and recognized based on “fair values” at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the “fair values” were calculated using a modified version of the Black-Scholes option pricing model. There is no single reliable method to determine the actual value of options at grant date. Accordingly, the actual value of the option grants may be higher or lower than the SFAS No. 123 “fair value.”

	Three months ended March 31,
	2005	2004
Net earnings, as reported	$23,982	$16,940
Pro forma stock option expense	(244)	(335)

Adjusted net earnings	$23,738	$16,605

Earnings per share (as reported):
Basic	$1.16	$0.82
Diluted	$1.15	$0.81
Earnings per share (adjusted):
Basic	$1.15	$0.81
Diluted	$1.14	$0.80

The following table illustrates the assumptions used to obtain the pro forma stock option expense figures.

	As of March 31,
	2005		2004
Assumptions:
Options outstanding		585,032	630,680
Weighted average fair value per option granted	$	n/a (a)	$13.88
Weighted average per outstanding option:
Dividend yield		1.1%	0.7%
Expected volatility		33.0%	33.0%
Risk-free interest rate		4.1%	4.3%
Expected option life		7.5 years	7.5 years

(a) No options have been granted in 2005.

For 2005, Infinity’s Board of Directors approved the implementation of a cash-based long-term incentive compensation plan for key management in lieu of the issuance of stock options or other stock-based incentive compensation.

In February 2005, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan. Two executive officers holding restricted shares surrendered a total of 4,294 shares to the Company to satisfy their income tax obligation resulting from this event. As a result, the Company recorded this surrender as an acquisition of treasury stock at its fair market value.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 3 Computations of Earnings Per Share

The following table illustrates the reconciliation of the denominators in Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended March 31,
	2005	2004
Net earnings	$23,982	$16,940
Average basic shares outstanding	20,608	20,534
Basic earnings per share	$1.16	$0.82

Average basic shares outstanding	20,608	20,534
Restricted stock not yet vested	69	114
Dilutive effect of assumed option exercises	202	216

Average diluted shares outstanding	20,879	20,864
Diluted earnings per share	$1.15	$0.81

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes (the “Senior Notes”) due 2014. The net proceeds of $197.2 million were used to repay and extinguish the $195.5 million balance due on a term loan and for general corporate purposes. Infinity recorded a $3.4 million loss on the term loan extinguishment, which represented the unamortized balance of previously capitalized debt issuance costs. The Senior Notes accrue interest at an effective rate of 5.55% and bear a coupon of 5.5%, payable semiannually. Infinity capitalized $2.1 million of debt issuance costs which are being amortized over the term of the Senior Notes. The fair value of the Senior Notes as of March 31, 2005 ($195.5 million) was calculated using a 135 basis point spread to the ten-year U.S. Treasury Note of 4.48%, which was obtained from Bloomberg, a national broker quotation network.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5 Unrealized Gain on Marketable Securities

The change in unrealized gain on marketable securities for the three-month periods ended March 31 included the following (in thousands):

	Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
2005
Unrealized holding gains (losses) on securities arising during the period	$(23,102)	$153	$8,032	$(14,917)
Realized (gains) losses included in net income	(9,000)	(3,080)	4,228	(7,852)

Change in unrealized gain on marketable securities, net	$(32,102)	$(2,927)	$12,260	$(22,769)

2004
Unrealized holding gains (losses) on securities arising during the period	$19,777	$2,579	$(8,022)	$14,334
Realized (gains) losses included in net income	(725)	(1,203)	675	(1,253)

Change in unrealized gain on marketable securities, net	$19,052	$1,376	$(7,347)	$13,081

Note 6 Effective Tax Rate

The following table reconciles Infinity’s statutory federal income tax rate to its effective rates.

	For the three months ended March 31,
	2005	2004
Statutory rate	35.0%	35.0%
Adjustments:
Interest income on tax-exempt securities	(1.4)	(1.7)
Dividends received deduction	(0.1)	(0.2)
Other	1.0	—

Effective tax rate	34.5%	33.1%

Note 7 Supplemental Cash Flow Information

During the three-month periods ended March 31, 2005 and 2004, the company paid interest on its outstanding debt of $5.5 and $1.1 million, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 8 Insurance Reserves

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses on a GAAP basis (in millions):

	Three months ended March 31,
	2005	2004
Gross unpaid losses and LAE at beginning of period	$659.3	$713.5
Less: reinsurance recoverables	(17.8)	(29.5)

Balance at beginning of period	641.5	684.0

Provision for losses and LAE occurring in the current year	170.2	153.7
Net decrease in provision for claims of prior years	(9.0)	(2.5)

Total losses and LAE incurred	161.2	151.2
Payments for losses and LAE of:
Current year	(52.9)	(45.2)
Prior years	(123.1)	(117.0)

Total payments	(176.0)	(162.2)

Balance at end of period	626.7	673
Add back reinsurance recoverables	18.2	27.5

Gross unpaid losses and LAE included in the Balance Sheet	$644.9	$700.5

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Forward-Looking Statements” below.

OVERVIEW

Infinity’s profitability improved in the first quarter of 2005 over the first quarter of 2004. Diluted earnings per share increased 42% from $0.81 for the three months ended March 31, 2004, to $1.15 for the same period in 2005. Net income also increased substantially from $16.9 million for the three months ended March 31, 2004, to $24.0 million for the same period in 2005.

Increased earnings were substantially a result of continued improvements in underwriting profitability and capital gains from the sale of securities. Underwriting income, defined as earned premiums less loss and loss adjustment expenses, commissions and other underwriting expenses, increased from $18.1 million to $20.4 million for the three-month periods ended March 31, 2004 and 2005, respectively. In the three months ended March 31,2005, Infinity experienced $9.0 million of favorable loss reserve development from prior accident years as compared with $2.5 million of favorable development for the same period in 2004. Excluding the favorable loss reserve development from both periods reveals deterioration in underwriting results. This deterioration resulted from higher claims frequencies in Infinity’s California business as winter weather in 2005 returned to more normal patterns of rainfall, and an increase in claims frequencies and severities in Florida.

Infinity took advantage of relatively low interest rates in the three months ended March 31, 2005 by realizing $12.1 million of capital gains from the sale of securities as compared to $1.6 million of realized capital gains for the same period in 2004.

Investment income increased from $16.0 million for the three months ended March 31, 2004, as compared with $16.6 million for the same period in 2005. This increase was primarily the result of lower interest credited to reinsurers on funds held balances under Infinity’s reinsurance agreement, which was eliminated in 2004. Average investment balances increased 4%, primarily from cash from operations. This increase in average investment balances was offset by lower yields on the portfolio as overall debt market rates remained at historically low levels. Infinity continued to invest over 95% of its available funds in fixed income and cash equivalent securities. The average duration for the fixed income portfolio was 4.1 years, which was comparable to that at December 31, 2004, but down from the 4.6 year duration at March 31, 2004.

Book value per share at March 31, 2005 was essentially unchanged from December 31, 2004. The contribution of earnings in excess of shareholder dividends was offset by a reduction in unrealized gains on the investment portfolio that resulted from the increase in overall market interest rates.

Revenues increased for the three months ended March 31, 2005, to $260.6 million, up 13.2% as compared with the same period in 2004. This increase resulted from a lower utilization of reinsurance in 2005, an increase in investment income for reasons cited earlier, as well as an increase in capital gains from security sales.

Premiums written gross of all reinsurance for the three months ended March 31, 2005 grew 14.3% as compared with that for the same period in 2004. As of March 31, 2005, Infinity had 770,000 policies-in-force, a 6.5% increase from March 31, 2004. In its seventeen Focus States (see Results of Operations), personal auto insurance written premiums and personal auto insurance policies-in-force increased 19.3% and 9.4%, respectively, for the three months ended March 31, 2005, as compared with the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $6.4 to $6.9 million annually since 2003. Interest payments of $5.5 million are due each February and August through maturity on Infinity’s Senior Notes (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes). In January 2005, Infinity announced its intent to repurchase up to $50 million of its common stock in the open market or through privately negotiated transactions over the next three years. No stock repurchases have been made to date. In February 2005, Infinity increased its quarterly dividend to $.06 per share. This equates to a common stock dividend of approximately $5.0 million per year.

Funds to meet these obligations come primarily from dividends from the insurance subsidiaries, as well as cash and investments held at the holding company. In 2005, Infinity’s insurance subsidiaries may pay to Infinity up to $62.7 million in ordinary dividends without prior regulatory approval. As of March 31, 2005, Infinity had $82.2 million of cash and investments. Other sources of additional liquidity include an unused line of credit in the amount of $20 million and capital funds that could be supplied by additional debt or equity offerings.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $14.1 million and $34.6 million for the three-month periods ended March 31, 2005 and 2004, respectively. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries have cash from maturing securities from its $1.3 billion fixed maturity portfolio. Management believes that cash balances, cash flows generated from operations and maturing investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Reinsurance

Infinity has utilized the reinsurance market to manage its capital and surplus levels relative to its reserve liabilities, supporting its capacity for growth. In the first quarter of 2004, Infinity’s insurance subsidiaries (excluding the in-force personal insurance business assumed through a reinsurance contract from Great American Insurance Company) ceded 10% of their personal auto physical damage business on a funds withheld basis to American Re-Insurance Company (“American Re”). Premiums ceded under the American Re agreement were $6.2 million for the three-month period ended March 31, 2004. The American Re agreement was commuted on December 31, 2004 and was not renewed for 2005.

Investments

Infinity’s investment portfolio at March 31, 2005 contained approximately $1.3 billion in fixed maturity securities and $25.8 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2005, Infinity had pre-tax net unrealized gains of $11.1 million on fixed maturities and $0.5 million on equity securities. Combined, these figures decreased by $35.0 million for the three-month period ended March 31, 2005, primarily due to an increase in market interest rates during the period, and to a lesser extent, from increased sales of securities with unrealized gain positions in order to take advantage of unused capital loss tax carryforwards.

Approximately 95.4% of Infinity’s investments in fixed maturities at March 31, 2005 were rated “investment grade.” Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The average duration of Infinity’s fixed maturity portfolio was 4.1 years at March 31, 2005.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for Infinity’s investment portfolio follows (in thousands):

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total Market Value
Fixed maturities	$1,291,316	$22,327	$(11,186)	$1,302,457	98%
Equity securities	25,296	992	(455)	25,833	2%

Total	$1,316,612	$23,319	$(11,641)	$1,328,290	100%

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total Market Value
Fixed maturities	$1,260,836	$45,744	$(2,501)	$1,304,080	98%
Equity securities	21,529	3,597	(133)	24,993	2%

Total	$1,282,365	$49,341	$(2,634)	$1,329,073	100%

	March 31, 2005	December 31, 2004
Number of positions held with unrealized:
Gains	284	451
Losses	230	80

Number of positions held that individually exceed unrealized:
gains of $500,000	3	10
losses of $500,000	—	—

Percentage of positions held with unrealized:
gains that were investment grade	88%	89%
losses that were investment grade	95%	97%

The following table sets forth the amount of unrealized loss by age and severity.

Age of unrealized loss:	Total Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$(5,286)	$(5,286)	$0	$—
Six months	(2,328)	(2,328)	0	—
Nine months	(199)	(199)	0	—
Twelve months	(2,635)	(2,635)	0	—
Twelve months or longer	(1,193)	(619)	(574)	—

Total	$(11,641)	$(11,067)	$(574)	$—

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2005 based on their market values, in thousands. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
Maturity
One year or less	$56,523	$1,016	$1	$57,540
After one year through five years	198,483	237,210	2,998	438,691
After five years through ten years	182,153	195,248	—	377,401
After ten years	71,821	67,939	—	139,760
Mortgage-backed securities	89,475	185,511	14,079	289,065

Total	$598,455	$686,924	$17,078	$1,302,457

RESULTS OF OPERATIONS

Underwriting

Infinity’s insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, it is generally understood to mean coverage to drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage.

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

Infinity is licensed to write auto insurance in all 50 states, but is committed to growth in 17 Focus States. Management believes that these Focus States offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into three categories:

•	“Top Five Focus States” – States included in this category are California, Florida, Georgia, Connecticut and Pennsylvania.

•	“Remaining Focus States” – States included in this category are Alaska, Alabama, Arizona, Indiana, Mississippi, Missouri, Ohio, South Carolina, Tennessee, Texas, Wisconsin and Virginia.

•	“Non-focus States” – Infinity is either maintaining its renewal writings in these 33 states while increasing insurance rates to achieve underwriting profitability or ceasing operations in these states.

Infinity also writes commercial vehicle insurance, insurance for classic collectible automobiles (“Classic Collector”), and a small book of homeowners’ insurance business, which is currently in runoff.

Below is a discussion of the earned premiums and underwriting results for Infinity (in thousands):

	Three Months Ended March 31,
	2005	2004	Change	%
Net Earned Premiums
Personal Auto Insurance:
Top Five Focus States	$217,879	$195,869	$22,010	11.2%
Remaining 12 Focus States	43,643	23,402	20,241	86.5%
Non-Focus States	3,203	11,059	(7,856)	(71.0)%

Subtotal	$264,725	$230,330	$34,395	14.9%

Commercial Vehicle	12,381	11,620	761	6.5%
Other Lines	4,161	4,219	(58)	(1.4)%

Gross Written Premiums	$281,267	$246,169	$35,098	14.3%
Ceded Reinsurance	(1,896)	(4,004)	2,108	(52.7)%

Net Written Premiums	$279,371	$242,165	$37,206	15.4%
Change in Unearned Premiums	(48,630)	(31,863)	(16,767)	52.6%

Net Earned Premiums	$230,741	$210,302	$20,439	9.7%

Net Earned Premiums excluding the effect of the physical damage quota share agreement	$230,741	$233,705	$2,964	(1.3)%

	Three Months Ended March 31,
	2005	2004	Change	%
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	586,523	561,979	24,544	4.4%
Remaining 12 Focus States	96,384	62,247	34,137	54.8%
Non-Focus States	14,237	30,638	(16,401)	(53.5)%

Subtotal	697,144	654,864	42,280	6.5%

Commercial Vehicle	14,169	13,951	218	1.6%
Classic Collector	58,217	53,614	4,603	8.6%

Total Automobile Lines	769,530	722,429	47,101	6.5%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Three-month period ended March 31, 2005 versus 2004

The 14.3% increase in gross written premiums over the comparable period in 2004 can be attributed to Infinity’s continued success in appointing additional independent agents and further roll-out of its three-tiered product offering in Focus States. The same factors contributed to the 6.5% growth in policies-in-force. These achievements were not, however, a result of sizeable rate decreases on Infinity’s products.

Growth in personal automobile gross written premiums in California, Infinity’s largest market, was 1.2% and reflective of the highly competitive market conditions in the state. However, Florida and Georgia each experienced strong growth of 67.4% and 19.4%, respectively. Additionally, written premiums in Pennsylvania and Connecticut fell 2.5% and 16.9%, respectively, for the period as new product introductions had yet to make a favorable impact.

The increase in growth in both gross written premiums (86.5%) and policies-in-force (54.8%) in the Remaining Focus States was a sign that the Company’s strategy of rolling out its three-tiered product structure beyond the Top Five Focus States is being met with success. Business written in two of the twelve Remaining Focus States, Texas and Arizona, generated $13.6 million of the growth in gross written premiums. Texas and Arizona were among the first states in which Infinity implemented its current business model that is proving successful in its Top Five Focus States. In only four of the twelve Remaining Focus States (Indiana, Tennessee, Wisconsin, and Virginia) gross written premiums actually declined. In Indiana, Wisconsin and Virginia, the three-tiered product structure and other elements of the business model have yet to be rolled out.

Gross written premiums in commercial vehicle business grew modestly as Infinity has begun to expand its commercial vehicle offering to states such as California. Gross premiums in other lines fell slightly for the quarter, with growth in the Classic Collector line being offset by the runoff of the homeowners’ line of business.

The increase in earned premiums was primarily the result of the elimination of the physical damage quota share agreement on December 31, 2004. Excluding the effect of this, earned premiums fell approximately 1.3%, as the growth in gross written premiums in the fourth quarter of 2004 and the first quarter of 2005 had yet to be earned.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
Combined ratio (GAAP)	2005	2004	Change
Gross of quota share agreement:
Loss and LAE Ratio	69.9%	70.0%	(0.1)%
Underwriting Expense Ratio	21.3%	22.4%	(1.1)%

Combined Ratio	91.2%	92.4%	(1.2)%

Net of quota share agreement:
Loss and LAE Ratio	69.9%	71.8%	(1.9)%
Underwriting Expense Ratio	21.3%	19.5%	1.8%

Combined Ratio	91.2%	91.3%	(0.1)%

Three-month period ended March 31, 2005 versus 2004

Underwriting results continued to improve in the three-month period ended March 31, 2005 as compared with the same period a year ago. Approximately 0.7 points of this improvement was due to a $1.6 million non-recurring reduction in benefit accruals in 2005.

In the first quarter of 2005, Infinity experienced approximately $9.0 million of favorable development on prior accident years’ reserves, primarily on the California book of business, as compared with $2.5 million of favorable development in the first quarter of 2004. Excluding the favorable development from prior accident years in both periods, the loss and LAE ratio for the three-month periods ended March 31, 2005 and 2004 were 73.8% and 71.1%, respectively. This deterioration was a result of increased claims frequency in California from unusually wet weather and increases in Florida during March in both claims frequency and, to a lesser extent, severity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Investment Income

Investment income is comprised primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the physical damage quota share agreement (in 2004), as shown in the following table (in thousands):

	Three months ended March 31,
	2005	2004
Gross investment income	$17,185	$17,189
Investment expenses	(575)	(694)
Interest expense on physical damage quota share agreement	—	(500)

Net investment income	$16,610	$15,995

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. The increase in net investment income for the period was primarily due to the commutation of the physical damage quota share agreement at December 31, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals as follows (before tax, in thousands):

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(136)	$9,136	$9,000	$(478)	$1,203	$725
Equities	(60)	3,140	3,080	—	885	885

Total	$(196)	$12,276	$12,080	$(478)	$2,088	$1,610

The other than temporary impairments in the three-month period ended March 31, 2005 were primarily for a fixed income security of a major automobile manufacturer. The impairments in the 2004 period related primarily to fixed income securities from firms in the synthetic fibers industry. Realized gains on equity securities for the three-month period ended March 31, 2004 included a gain on the sale in March 2004 of an inactive insurance subsidiary.

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were at least six months old at March 31, 2005, the after tax earnings impact would have been $2.6 million.

Interest Expense

The term loan accrued interest at an average variable rate of 3.6% for the portion of the three-month period in 2004 that it was outstanding. This variable rate was partially hedged by the interest rate swap. The term loan was prepaid in full in February 2004 with proceeds from the issuance of the Senior Notes. The swap position was closed at the same time. Beginning in February 2004, the Senior Notes accrued interest at an effective rate of 5.55%.

Interest expense was (in thousands):

	Three months ended March 31,
	2005	2004
Term loan	$—	$938
Interest rate swap	—	182
Senior Notes, issued February 17, 2004	2,750	1,283

Total (a)	$2,750	$2.403

(a)	Excluding amortization of debt issuance costs of $40,000 and $105,000, which is included in corporate general and administrative expenses for the three-month periods ended March 31, 2005 and 2004, respectfully.

Other Income

(in thousands)	Three months ended March 31,
	2005	2004
Finance charges	$531	$822
Gain on sale of property	—	1,142
Other	677	319

Total	$1,208	$2,283

The decrease in other income for the three-month period ended March 31, 2005, versus 2004 was primarily the result of a realized gain on the sale of a building that occurred in January 2004. The decrease in finance charges relates to lower levels of assumed books of business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Other Expenses

(in thousands)	Three months ended March 31,
	2005	2004
Uncollectible agents’ balances and premium receivables	$3,035	$2,767
Corporate litigation expenses	5,694	1,227
Loss on sublease	—	735
Other	525	450

Total	$9,254	$5,179

The increase in other expenses for the three-month period ended March 31, 2005 versus 2004 was primarily the result of higher corporate litigation expenses in 2005. The increase in corporate litigation expenses was a result of the disposition during the period of several claims related lawsuits that sought damages beyond policy limits.

Effective Tax Rate

Infinity’s effective federal income tax rate for the three-month period ended March 31, 2005 was 34.5% versus 33.1% for the corresponding period of 2004. The primary cause for this increase was an increase in realized capital gains of $10.5 million (taxed at 35%) from security sales for the three-month period ended March 31, 2005 when compared to the corresponding period of 2004 as well as the tax effect of restricted stock that vested in the first quarter of 2005.

RISK FACTORS

Infinity’s ongoing business operations face a number of risks, including, but not limited to those outlined below. These risks should be read and considered with the other information provided in this report.

Infinity may be adversely affected by conditions in the personal automobile insurance business.

Approximately 94% of Infinity’s gross written premiums for the three-month period ended March 31, 2005 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the results of operations to suffer. This industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims, particularly those involving allegations of bad faith or seeking extra contractual and punitive damages, may also adversely affect loss costs.

Infinity remains highly dependent upon California and several other key states to produce revenues.

For the period ended March 31, 2005, Infinity generated approximately 81% of gross written premiums in its Top Five Focus States. California, Infinity’s largest market, generated approximately 45% of Infinity’s gross written premiums for such period. Revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive to do business in those states. Adverse regulatory or judicial developments in any of these states, particularly California, such as reductions in the rates permitted to be charged or a limitation or curtailment of the number of insurance programs offered within a state, restrictions on the type of compensation paid to, or fees charged by, independent brokers, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could negatively affect premium revenue or make it more expensive or less profitable to conduct business.

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

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, new issues that challenge prevailing business practices are likely to emerge. Recent issues have been brought into question:

•	the use of an applicant’s credit rating as a factor in making risk selection and pricing decisions;

•	established business practices and relationships between insurers and independent brokers;

•	claims handling practices that involve the use of automated databases to assist in the adjustment of bodily injury claims.

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

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. In April 2005, A.M. Best affirmed Infinity’s insurance company subsidiaries group financial strength rating of “A (Excellent).” According to A.M. Best, “A” ratings are assigned to insurers which have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. There can be no assurance that Infinity’s rating or future changes to its rating will not affect its competitive position.

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

Actual results could differ materially from those expected by Infinity depending on certain risks and uncertainties including but not limited to changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, the actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions) and changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For more detailed discussion of some of the foregoing risks and uncertainties, see Infinity’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2005, there were no material changes to the information provided in Infinity’s Form 10-K for 2004 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, have evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2005. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 6

Exhibits

(a	)	Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

		Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

		Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ Roger Smith
May 9, 2005		Roger Smith
Senior Vice President and Chief Financial Officer