Form 10-Q
period 2005-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2005-08-08
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 1, 2005, there were 20,703,015 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
Income:
Earned premiums	$248,028	$218,791	13.4%	$478,769	$429,093	11.6%
Net investment income	16,124	17,096	(5.7)%	32,734	33,091	(1.1)%
Realized gains on investments	8,431	1,436	487.1%	20,511	3,046	573.4%
Other income	952	1,058	(10.0)%	2,160	3,341	(35.4)%

	273,535	238,381	14.7%	534,174	468,571	14.0%
Costs and Expenses:
Losses and loss adjustment expenses	171,285	147,126	16.4%	332,504	298,197	11.5%
Commissions and other underwriting expenses	51,980	46,258	12.4%	101,102	87,352	15.7%
Interest expense	2,765	2,671	3.5%	5,530	5,074	9.0%
Corporate general and administrative expenses	1,566	1,543	1.5%	3,242	3,235	0.2%
Loss on retirement of long-term debt	—	—	—	—	3,436	—
Other expenses	10,270	3,512	192.4%	19,524	8,691	124.6%

Total expenses	237,866	201,110	18.3%	461,902	405,985	13.8%

Earnings before income taxes	35,669	37,271	(4.3)%	72,272	62,586	15.5%
Provision for income taxes	11,979	12,449	(3.8)%	24,600	20,824	18.1%

Net Earnings	$23,690	$24,822	(4.6)%	$47,672	$41,762	14.2%

Earnings per Common Share:
Basic	$1.15	$1.21	(5.0)%	$2.31	$2.03	13.8%
Diluted	$1.13	$1.19	(5.0)%	$2.28	$2.00	14.0%

Average number of Common Shares:
Basic	20,646	20,565	0.4%	20,627	20,549	0.4%
Diluted	20,882	20,857	0.1%	20,880	20,861	0.1%

Cash dividends per Common Share	$.060	$.055	9.1%	$0.12	$0.11	9.1%

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets

Investments
Fixed maturities - at market (amortized cost - $1,161,105 and $1,260,836)	$1,180,822	$1,304,080
Equity securities - at market (amortized cost - $42,804 and $21,529)	43,634	24,993

Total investments	1,224,456	1,329,073

Cash and cash equivalents	227,269	112,052
Accrued investment income	15,156	16,732
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $11,812 and $11,524	306,937	264,978
Prepaid reinsurance premiums	12,145	12,858
Recoverables from reinsurers	22,671	20,202
Deferred policy acquisition costs	79,183	68,454
Current and deferred income taxes	7,611	12,656
Prepaid expenses, deferred charges and other assets	27,398	32,658
Goodwill	75,275	75,275

Total assets	$1,998,101	$1,944,938

Liabilities and Shareholders’ Equity

Unpaid losses and loss adjustment expenses	$644,439	$659,272
Unearned premiums	440,847	387,917
Payable to reinsurers	4,254	3,953
Long term debt (fair value - $200,462 at June 30, 2005 and $198,010 at December 31, 2004)	199,335	199,305
Commissions payable	29,920	25,257
Accounts payable, accrued expenses and other liabilities	102,802	121,813

Total liabilities	1,421,597	1,397,517

Shareholders’ Equity:
Common stock, no par value
-50,000,000 shares authorized -20,702,403 and 20,670,878 shares issued -20,698,109 and 20,670,878 shares outstanding	20,702	20,671
Additional paid-in capital	330,843	329,994
Retained earnings	211,900	166,710
Unearned compensation (restricted stock)	(149)	(314)
Unrealized gain, net	13,346	30,360
Treasury stock, at cost (4,294 and 0 shares)	(138)	—

Total shareholders’ equity	576,504	547,421

Total liabilities and shareholders’ equity	$1,998,101	$1,944,938

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Securities	Unearned Compensation	Total
Balance at December 31, 2003	$20,484	$—	$324,787	$74,856	$36,243	$(1,000)	$455,370

Net earnings	—	—	—	41,762	—	—	41,762
Change in unrealized gain-investments	—	—	—	—	(18,779)	—	(18,779)
Change in unrealized gain-derivative	—	—	—	—	(215)	—	(215)

Comprehensive income							22,768
Dividends paid to common stockholders	—	—	—	(2,272)	—	—	(2,272)
Issuance of common stock	171	—	4,685	—	—	—	4,856
Amortization of unearned compensation	—	—	—	—	—	388	388
Other	—	—	—	284	—	—	284

Balance at June 30, 2004	$20,655	$—	$329,472	$114,630	$17,249	$(612)	$481,394

Net earnings	$—	$—	$—	$54,636	$—	$—	$54,636
Change in unrealized gain-investments	—	—	—	—	13,111	—	13,111

Comprehensive income							67,747
Dividends paid to common stockholders	—	—	—	(2,272)	—	—	(2,272)
Employee stock purchases	2	—	63	—	—	—	65
Exercise of stock options	14	—	206	—	—	—	220
Amortization of unearned compensation	—	—	253	—	—	298	551
Other	—	—	—	(284)	—	—	(284)

Balance at December 31, 2004	$20,671	$—	$329,994	$166,710	$30,360	$(314)	$547,421

Net earnings	$—	$—	$—	$47,672	$—	$—	$47,672
Change in unrealized gain-investments	—	—	—	—	(17,014)	—	(17,014)

Comprehensive income							30,658
Dividends paid to common stockholders	—	—	—	(2,482)	—	—	(2,482)
Employee stock purchases	5	—	137	—	—	—	142
Exercise of stock options	22	—	337	—	—	—	359
Stock granted to directors	4	—	121	—	—	—	125
Acquisition of treasury stock	—	(138)	—	—	—	—	(138)
Amortization of unearned compensation	—	—	254	—	—	165	419

Balance at June 30, 2005	$20,702	$(138)	$330,843	$211,900	$13,346	$(149)	$576,504

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended June 30,
	2005	2004
Operating Activities:
Net earnings	$23,690	$24,822
Adjustments:
Depreciation and amortization	3,297	4,470
Realized gains on investing activities	(8,431)	(1,436)
Change in accrued investment income	399	(95)
Change in agents balances & premiums receivable	(5,026)	(1,888)
Change in reinsurance receivables	67	1,795
Change in deferred policy acquisition costs	(1,431)	(1,115)
Change in other assets	9,311	(6,328)
Change in insurance claims and reserves	2,738	(18,042)
Change in payable to reinsurers	380	(4,471)
Change in other liabilities	(9,905)	(7,955)
Other, net	(47)	(156)

Net cash provided by (used in) operating activities	15,042	(10,399)

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(84,605)	(78,751)
Equity securities	(19,192)	—
Property and equipment	(2,091)	(962)
Maturities and redemptions of fixed maturity investments	34,564	48,790
Sales:
Fixed maturities	185,161	35,994
Stock in subsidiary	—	—
Equity securities	2,309	2,850
Property and equipment	270	11

Net cash provided by investing activities	116,416	7,932

Financing Activities:
Debt issuance costs	—	(60)
Proceeds from stock option exercise and employee stock purchase plan	291	—
Dividends paid to shareholders	(1,241)	(1,136)

Net cash used in financing activities	(950)	(1,196)

Net Increase (Decrease) in Cash and Cash Equivalents	130,508	(3,663)
Cash and cash equivalents at beginning of period	96,761	129,595

Cash and cash equivalents at end of period	$227,269	$125,932

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Operating Activities:
Net earnings	$47,672	$41,762
Adjustments:
Depreciation and amortization	7,396	8,663
Realized gains on investing activities	(20,511)	(3,046)
Change in accrued investment income	1,576	225
Change in agents balances & premiums receivable	(41,959)	(11,620)
Change in reinsurance receivables	(1,756)	17,994
Change in deferred policy acquisition costs	(10,729)	(11,224)
Change in other assets	17,343	3,231
Change in insurance claims and reserves	38,097	(13,602)
Change in payable to reinsurers	301	(15,357)
Change in other liabilities	(14,647)	4,762

Other, net	(44)	(156)

Net cash provided by operating activities	22,739	21,632

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(246,400)	(171,697)
Equity securities	(27,933)	—
Property and equipment	(3,435)	(2,318)
Maturities and redemptions of fixed maturity investments	60,669	85,142
Sales:
Fixed maturities	300,907	49,319
Stock in subsidiary	—	10,380
Equity securities	10,363	2,850
Property and equipment	301	1,383

Net cash provided by (used in) investing activities	94,472	(24,941)

Financing Activities:
Repayment of long-term debt	—	(195,500)
Proceeds from senior notes	—	199,256
Debt issuance costs	—	(2,141)
Proceeds from issuance of common stock	—	4,856
Proceeds from stock option exercise and employee stock purchase plan	626	—
Acquisition of treasury stock	(138)	—
Dividends paid to shareholders	(2,482)	(2,272)

Net cash (used in) provided by financing activities	(1,994)	4,199

Net Increase in Cash and Cash Equivalents	115,217	890
Cash and cash equivalents at beginning of period	112,052	125,042

Cash and cash equivalents at end of period	$227,269	$125,932

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

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and to eliminate all significant inter-company transactions and balances. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

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

Options Outstanding	Number of Options
As of December 31, 2004	603,480
Granted	—
Exercised	(22,496)
Forfeited	(4,400)

As of June 30, 2005	576,584

Due to the delayed implementation date of SFAS No. 123 (revised), “Share Based Payment,” Infinity currently accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. For fiscal years beginning after June 15, 2005, SFAS 123 (revised), “Share Based Payment” requires the recognition of compensation expense for employee stock options. In accordance with SFAS 123 (revised), Infinity plans to expense stock options in 2006. Had the standard been effective for the periods presented, Infinity does not believe its actual results would have differed materially from the pro forma results shown below.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$23,690	$24,822	$47,672	$41,762
Pro forma stock option expense	(241)	(297)	(482)	(632)

Adjusted net earnings	$23,449	$24,525	$47,190	$41,130

Earnings per share (as reported):
Basic	$1.15	$1.21	$2.31	$2.03
Diluted	$1.13	$1.19	$2.28	$2.00
Earnings per share (adjusted):
Basic	$1.14	$1.19	$2.29	$2.00
Diluted	$1.12	$1.18	$2.26	$1.97

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table illustrates the assumptions used to obtain the pro forma stock option expense figures.

	As of June 30,
	2005		2004
Assumptions:
Options outstanding		576,584	633,180
Weighted average fair value per option granted	$	n/a (a)	$8.62
Weighted average per outstanding option:
Dividend yield		1.1%	1.2%
Expected volatility		33.0%	33.0%
Risk-free interest rate		4.1%	4.1%
Expected option life		7.5 years	7.5 years

(a)	No options have been granted in 2005.

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

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors Plan”). The purpose of the Directors Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors. Under the terms of the Directors Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1, 2005, a total of 3,905 shares of Infinity common stock valued at $125,000 were issued to Infinity’s non-employee directors.

Note 3 Computations of Earnings Per Share

The following table illustrates the reconciliation of the denominators in Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net earnings	$23,690	$24,822	$47,672	$41,762

Average basic shares outstanding	20,646	20,565	20,627	20,549

Basic earnings per share	$1.15	$1.21	$2.31	$2.03

Average basic shares outstanding	20,646	20,565	20,627	20,549
Restricted stock not yet vested	45	89	57	102
Dilutive effect of assumed option exercises	191	203	196	210

Average diluted shares outstanding	20,882	20,857	20,880	20,861

Diluted earnings per share	$1.13	$1.19	$2.28	$2.00

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes (the “Senior Notes”) due 2014. The net proceeds of $197.2 million were used to repay and extinguish the $195.5 million balance due on a term loan and for general corporate purposes. Infinity recorded a $3.4 million loss on the term loan extinguishment, which represented the unamortized balance of previously capitalized debt issuance costs. The Senior Notes accrue interest at an effective rate of 5.55% and bear a coupon of 5.5%, payable semiannually. Infinity capitalized $2.1 million of debt issuance costs which are being amortized over the term of the Senior Notes. The fair value of the Senior Notes as of June 30, 2005 ($200.5 million) was calculated using a 155 basis point spread to the ten-year U.S. Treasury Note yield of 3.915%, which was obtained from Bloomberg, a national broker quotation network.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5 Unrealized Gain on Marketable Securities

The change in unrealized gain on marketable securities for the six-month periods ended June 30 included the following (in thousands):

	Pretax		Tax Effects	Net
	Fixed Maturities	Equity Securities
2005
Unrealized holding gains (losses) on securities arising during the period	$(6,720)	$1,071	$1,967	$(3,682)
Realized (gains) losses included in net income	(16,806)	(3,705)	7,179	(13,332)

Change in unrealized gain on marketable securities, net	$(23,526)	$(2,634)	$9,146	$(17,014)

2004
Unrealized holding gains (losses) on securities arising during the period	$(27,398)	$2,272	$8,327	$(16,799)
Realized (gains) losses included in net income	(1,014)	(2,032)	1,066	(1,980)

Change in unrealized gain on marketable securities, net	$(28,412)	$240	$9,393	$(18,779)

Note 6 Effective Tax Rate

The following table reconciles Infinity’s statutory federal income tax rate to its effective rates.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Statutory rate	35.0%	35.0%	35.0%	35.0%
Adjustments:
Interest income on tax-exempt securities	(1.5)	(1.2)	(1.4)	(1.4)
Dividends received deduction	(0.2)	(0.2)	(0.2)	(0.2)
Other	0.3	(0.2)	0.6	(0.1)

Effective tax rate	33.6%	33.4%	34.0%	33.3%

Note 7 Supplemental Cash Flow Information

The Company made the following payments (in thousands) that are not separately disclosed in the Consolidated Statements of Cash Flows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Income tax payments	$10,000	$15,600	$10,000	$15,600
Interest payments on debt	—	—	$5,500	$1,113

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 8 Insurance Reserves

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses on a GAAP basis (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Gross unpaid losses and loss adjustment expenses (“LAE”)	$644.9	$700.5	$659.3	$713.5
Less: reinsurance recoverables	(18.2)	(27.5)	(17.8)	(29.5)

Balance at beginning of period	626.7	673.0	641.5	684.0

Provision for losses and LAE occurring in the current year	178.8	147.1	349.0	300.7
Net decrease in provision for claims of prior years	(7.5)	—	(16.5)	(2.5)

Total losses and LAE incurred	171.3	147.1	332.5	298.2
Payments for losses and LAE of:
Current year	(93.3)	(79.3)	(146.2)	(124.6)
Prior years	(79.0)	(82.7)	(202.1)	(199.6)

Total payments	(172.3)	(162.1)	(348.3)	(324.2)

Balance at end of period	625.7	658.0	625.7	658.0
Add back reinsurance recoverables	18.7	25.9	18.7	25.9

Gross unpaid losses and LAE included in the Balance Sheet	$644.4	$683.9	$644.4	$683.9

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Forward-Looking Statements” below.

OVERVIEW

Overall, market conditions continued a trend of increased competitiveness during the second quarter. Infinity noted that a growing number of competitors were beginning to modestly reduce their overall rates with larger rate reductions in certain segments of the business. In California, some companies lowered their underwriting standards by giving policyholders credit for more than actual driving experience and lower than actual miles driven. Infinity, however, has chosen to remain focused on profitability and has resisted reducing rates or lowering underwriting standards. Consequently, growth experienced by Infinity in the first and second quarters in several of its Focus States (see Results of Operations) may slow in the second half of the year.

Infinity’s gross written premiums grew 11.7% during the second quarter of 2005 as compared with the same quarter a year earlier as a result of the roll-out of new products, new agency appointments and increased marketing efforts in the past eighteen months. Premium growth contributed substantially to the 14.7% increase in overall revenues for the second quarter of 2005 as compared with the same period a year ago.

Although revenues increased in the second quarter, Infinity’s profitability dropped slightly in the second quarter of 2005 as compared with the same period a year earlier. Diluted earnings per share and net income fell from $1.19 and $24.8 million, respectively, in the second quarter of 2004 to $1.13 and $23.7 million, respectively, in the second quarter of 2005. The decrease in earnings per share and net income resulted primarily from declines in underwriting and investment income, increases in premiums receivable write-offs and lower than average corporate litigation expenses in 2004.

Underwriting income, defined as earned premiums less loss and loss adjustment expenses (“LAE”) less commissions and other underwriting expenses, fell to $24.8 million from $25.4 million for the three months ended June 30, 2005 and 2004, respectively. Excluding the effect in the second quarter of 2005 of a $7.5 million release of redundant loss reserves, the decline was more substantial and resulted from higher losses and LAE from the continued increase in new business writings in several key states. Loss and LAE ratios are expected to be higher on new business than on renewal business. In addition, as the result of heightened competitive conditions, Infinity continued to increase its marketing efforts, which also reduced underwriting income. Lastly, in several states, Infinity reduced down payments required on policies or, in general, liberalized payment terms. The increase in premium volume, coupled with these more liberal terms, resulted in an increase in premiums receivable write-offs during the second quarter of 2005.

Infinity’s investment income declined as a result of lower yields on its fixed income portfolio resulting from lower overall market interest rates.

Book value per share at June 30, 2005 was $27.91 per share, an increase of 4.9% from that at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $6.4 to $6.9 million annually since 2003. Interest payments of $5.5 million are due each February and August through maturity on Infinity’s Senior Notes (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes). In January 2005, Infinity announced its intent to repurchase up to $50 million of its common stock in the open market or through privately negotiated transactions over the next three years. As of June 30, 2005, no stock repurchases had been made. In February 2005, Infinity increased its quarterly dividend to $.06 per share. This equates to a common stock dividend of approximately $5.0 million per year.

Funds to meet these obligations come primarily from dividends from the insurance subsidiaries, as well as cash and investments held at the holding company. In 2005, Infinity’s insurance subsidiaries may pay to Infinity up to $62.7 million in ordinary dividends without prior regulatory approval. As of June 30, 2005, Infinity had $81.8 million of cash and investments. Other sources of additional liquidity include an unused line of credit in the amount of $20 million and capital funds that could be supplied by additional debt or equity offerings.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $27 million and $38 million for the six-month periods ended June 30, 2005 and 2004, respectively. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from its $1.1 billion fixed maturity portfolio. Management believes that cash balances, cash flows generated from operations and maturing investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Reinsurance

As a result of an increase in retained earnings since 2002 and capital from its 2003 debt offering, Infinity, since 2002, has reduced its reliance on the reinsurance market to manage its capital and surplus levels. In the first six months of 2004, Infinity’s insurance subsidiaries (excluding the in-force personal insurance business assumed through a reinsurance contract from Great American Insurance Company (“GAI”)) (the “Assumed Agency Business”) ceded only 10% of their personal auto physical damage business on a funds withheld basis to American Re-Insurance Company (“American Re”). This can be contrasted with historical ceding percentages as high as 90%. Premiums ceded under the American Re Agreement were $7.8 million and $16.6 million for the three-month and six-month periods ended June 30, 2004, respectively. The American Re agreement was commuted on December 31, 2004 and was neither renewed nor replaced for 2005.

Investments

Infinity’s investment portfolio at June 30, 2005 contained approximately $1.2 billion in fixed maturity securities and $43.6 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2005, Infinity had pre-tax net unrealized gains of $19.7 million on fixed maturities and $0.8 million on equity securities. Combined, these figures decreased by $26.2 million for the six-month period ended June 30, 2005, primarily due to increased sales of securities with unrealized gain positions in order to take advantage of unused capital loss tax carryforwards.

Approximately 94% of Infinity’s investments in fixed maturities at June 30, 2005 were rated “investment grade.” Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The average duration of Infinity’s fixed maturity portfolio was 3.7 years at June 30, 2005.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for Infinity’s investment portfolio follows (in thousands):

	June 30, 2005				% of Total Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Fixed maturities	$1,161,105	$23,604	$(3,887)	$1,180,822	96%
Equity securities	42,804	1,902	(1,072)	43,634	4%

Total	$1,203,910	$25,506	$(4,959)	$1,224,456	100%

	December 31, 2004				% of Total Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Fixed maturities	$1,260,836	$45,744	$(2,501)	$1,304,080	98%
Equity securities	21,529	3,597	(133)	24,993	2%

Total	$1,282,365	$49,341	$(2,634)	$1,329,073	100%

	June 30, 2005	December 31, 2004
Number of positions held with unrealized:
Gains	359	451
Losses	127	80

Number of positions held that individually exceed unrealized:
gains of $500,000	5	10
losses of $500,000	—	—

Percentage of positions held with unrealized:
gains that were investment grade	87%	89%
losses that were investment grade	91%	97%

The following table sets forth the amount of unrealized loss by age and severity at June 30, 2005.

Age of unrealized loss:	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$(992)	$(502)	$(490)	$—
Six months	(1,255)	(927)	(328)	—
Nine months	(674)	(600)	(74)	—
Twelve months	(32)	(32)	0	—
Greater than twelve months	(2,006)	(1,882)	(124)	—

Total	$(4,959)	$(3,943)	$(1,016)	$—

*As compared to amortized cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2005, based on their market values, in thousands. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
Maturity
One year or less	$45,858	$11,595	$—	$57,453
After one year through five years	264,827	159,508	1,062	425,398
After five years through ten years	246,739	65,302	9,903	321,944
After ten years	97,104	12,210	—	109,314
Mortgage-backed securities	171,890	94,823	—	266,713

Total	$826,419	$343,438	$10,965	$1,180,822

RESULTS OF OPERATIONS

Underwriting

Premiums

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

Infinity is licensed to write auto insurance in all 50 states, but is committed to growth in 17 Focus States. Management believes that these Focus States offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into three categories:

•	“Top Five Focus States” – States included in this category are California, Florida, Georgia, Connecticut and Pennsylvania.

•	“Remaining Focus States” – States included in this category are Alaska, Alabama, Arizona, Indiana, Mississippi, Missouri, Ohio, South Carolina, Tennessee, Texas, Wisconsin and Virginia.

•	“Non-Focus States” – Infinity is either maintaining its renewal writings in these states while increasing insurance rates to achieve underwriting profitability or ceasing operations in these states.

Infinity also writes commercial vehicle insurance, insurance for classic collectible automobiles (“Classic Collector”), and a small book of homeowners’ insurance business, which is currently in runoff.

	Three months ended June 30,
	2005	2004	Change	%
Net Earned Premiums (in thousands)
Gross Written Premium
Personal Auto Insurance:
Top Five Focus States	$199,968	$175,843	$24,124	13.7%
12 Remaining Focus States	32,524	24,626	7,899	32.1%
Non-Focus States	4,788	11,269	(6,481)	(57.5)%

Subtotal	237,280	211,738	25,542	12.1%

Commercial Vehicle	12,455	11,088	1,367	12.3%
Classic Collector/Other	6,145	6,177	(32)	(0.5)%

Total Gross Written Premiums	255,880	229,003	26,877	11.7%
Ceded Reinsurance	(2,839)	(10,301)	7,462	(72.4)%

Net Written Premiums	253,041	218,702	34,339	15.7%
Change in Unearned Premiums	(5,013)	88	(5,102)	(5,797.7)%

Net Earned Premiums	$248,028	$218,791	$29,237	13.4%

Net Earned Premiums excluding the effect of the physical damage quota share agreement	$248,028	$232,424	$15,604	6.7%

	Six months ended June 30,
	2005	2004	Change	%
Net Earned Premiums (in thousands)
Gross Written Premium
Personal Auto Insurance:
Top Five Focus States	$417,847	$371,712	$46,135	12.4%
12 Remaining Focus States	76,168	48,028	28,140	58.6%
Non-Focus States	7,994	22,328	(14,334)	(64.2)%

Subtotal	502,009	442,068	59,941	13.6%

Commercial Vehicle	24,836	22,709	2,127	9.4%
Classic Collector/Other	10,302	10,396	(94)	(0.9)%

Total Gross Written Premiums	537,147	475,173	61,974	13.0%
Ceded Reinsurance	(4,736)	(14,306)[1]	9,570	(66.9)%

Net Written Premiums	532,411	460,867	71,544	15.5%
Change in Unearned Premiums	(53,642)	(31,774)	(21,868)	68.8%

Net Earned Premiums	$478,769	$429,093	$49,676	11.6%

Net Earned Premiums excluding the effect of the physical damage quota share agreement	$478,769	$466,129	$12,640	2.7%

[1]	Includes $7.2 million of negative ceded premiums from the commutation of the physical damage quota share treaty on the Great American business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

	As of June 30,
	2005	2004	Change	%
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	599,552	553,207	46,345	8.4%
12 Remaining Focus States	98,639	61,859	36,780	59.5%
Non-Focus States	11,666	25,163	(13,497)	(53.6)%

Subtotal	709,857	640,229	69,628	10.9%

Commercial Vehicle	14,573	13,900	673	4.8%
Classic Collector/Other	58,492	56,080	2,412	4.3%

Total	782,922	710,209	72,713	10.2%

Gross written premiums increased 11.7% and 13.0% during the second quarter and first six months of 2005, respectively, over the same periods last year. This growth is seen as a result of Infinity’s continued success in appointing additional independent agents and brokers, success in the continued roll-out of its three-tiered product offering in its Focus States and additional marketing efforts. For the same reasons, policies-in-force also grew by 72,713, or 10.2%, at June 30, 2005 as compared with the same period in 2004. Growth in gross written premiums and policies-in-force has not been the result of sizeable rate decreases on Infinity’s products. While 36 rate revisions were filed by Infinity and approved with various states for the first six months of 2005, most of which were refinements to previously filed rates, the overall rate impact of those filings was a modest 0.4% increase. During the second quarter, Infinity noted that some of its competitors had filed for selective rate decreases. As a result, second quarter growth in both premiums and polices-in-force has slowed compared to the robust growth in the first quarter.

Infinity’s personal auto insurance writings in its Top Five Focus States grew 13.7% and 12.4% during the second quarter and first six months of 2005, respectively, over the same periods last year. Growth in personal automobile gross written premiums in California, Infinity’s largest market, increased in the second quarter by 14.2%, up from 1.2% in the first quarter. Growth in personal automobile gross written premiums in Florida and Georgia were particularly strong at 42.6% and 18.9% during the second quarter and 56.3% and 19.1% for the first six months, respectively, over the same periods in 2004. Gross premiums actually fell in Pennsylvania by 12.8% for the quarter and 7.6% for the first six months, which Infinity believes was a result of competitors offering higher independent agent commissions than those offered by Infinity and a more competitive pricing environment. Gross written premiums for personal auto insurance in Connecticut also fell 17.2% for the quarter and 17.0% for the first six months of 2005 over the same period in 2004. While the replacement product for the Connecticut business written through GAI and assumed by Infinity was approved early in the second quarter, it typically takes several months to ramp up production at volumes sufficient to offset the decline in the product being replaced.

Growth in gross written premiums in the twelve Remaining Focus States was significant at 32.1% and 58.6%, during the second quarter and first six months of the year, respectively. Growth in policies-in-force grew in similar fashion, at 59.5% at June 30, 2005 as compared with the same period in 2004. While growth in Texas and Arizona resulted in 39% and 59% of the premium growth in the second quarter and first six months of the year, respectively, Alabama, Missouri, Ohio and South Carolina all contributed double-digit growth in the period. In the second quarter, Infinity noted several competitors, particularly in Texas, taking two or three rate decreases in order to grow market share. Infinity will continue to refine its price segmentation but does not foresee reducing rates in an effort to achieve growth.

Gross written premiums in commercial vehicle business grew robustly in the second quarter as compared to the first quarter of 2005. Growth of 12.3% and 9.4% for the quarter and first six months of 2005, respectively, was primarily driven by increased premiums in Florida and California. Gross premiums in other lines fell modestly for the quarter and first six months of 2005 as growth in the Classic Collector insurance line was offset by the runoff of the homeowners’ line of business.

Premiums ceded under reinsurance coverages fell during the second quarter and first six months of the year as a result of the elimination at December 31, 2004 of the physical damage quota share agreement.

Earned premiums increased 13.4% and 11.6% for the quarter and six-month period, respectively, partially due to the elimination of the physical damage quota share agreement at December 31, 2004. Excluding the effect of this agreement, earned premiums grew at a more modest 6.7% for the quarter and 2.7% for the first six months of 2005, as the increased gross written premiums in the first and second quarters of 2005 had yet to be fully earned.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Profitability

Underwriting profitability is measured by the combined ratio. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes. The GAAP combined ratio is the sum of the ratios of losses, LAE and underwriting expenses to earned premiums, whereas the statutory combined ratio is the sum of the ratio of losses and LAE to earned premiums and underwriting expenses to written premiums. The statutory combined ratio also differs from the GAAP combined ratio in that beginning January 1, 2005, statutory accounting principles require extra-contractual losses to be included in incurred losses for purposes of calculating the loss ratio.

	Three months ended June 30,
	2005			2004			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Gross of Quota Share
Personal Auto Insurance
Top Five Focus States	67.0%	20.2%	87.2%	62.1%	21.4%	83.5%	4.9%	(1.2)%	3.7%
Remaining 12 Focus States	85.1%	24.7%	109.8%	80.8%	25.7%	106.5%	4.3%	(1.0)%	3.3%
Non-Focus States	85.6%	24.1%	109.7%	106.9%	29.4%	136.3%	(21.3)%	(5.3)%	(26.6)%

Subtotal	70.3%	20.9%	91.2%	67.0%	22.3%	89.3%	3.3%	(1.4)%	1.9%

Commercial Vehicle	66.8%	20.7%	87.4%	74.6%	22.1%	96.7%	(7.9)%	(1.4)%	(9.3)%
Other Lines	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total Statutory Ratios	69.7%	21.0%	90.7%	66.5%	22.8%	89.2%	3.3%	(1.8)%	1.5%

GAAP Ratios	69.1%	21.0%	90.0%	66.5%	22.8%	89.3%	2.6%	(1.9)%	0.7%

GAAP Ratios Net of Auto Physical Damage Quota Share	69.1%	21.0%	90.0%	67.2%	21.1%	88.3%	1.9%	(0.1)%	1.7%

NM: not meaningful due to the low premium for these lines.

	Six months ended June 30,
	2005			2004			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Gross of Quota Share
Personal Auto Insurance
Top Five Focus States	65.4%	20.1%	85.5%	64.0%	20.8%	84.8%	1.4%	(0.8)%	0.6%
Remaining 12 Focus States	94.2%	23.4%	117.5%	75.8%	26.4%	102.2%	18.3%	(3.0)%	15.3%
Non-Focus States	125.0%	31.0%	156.0%	112.2%	32.6%	144.8%	12.8%	(1.6)%	11.2%

Subtotal	71.0%	20.7%	91.7%	68.6%	22.0%	90.7%	2.4%	(1.3)%	1.1%

Commercial Vehicle	81.9%	20.7%	102.6%	70.3%	21.9%	92.2%	11.6%	(1.1)%	10.4%
Other Lines	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total Statutory Ratios	71.0%	20.9%	91.9%	68.3%	22.3%	90.6%	2.7%	(1.4)%	1.3%

GAAP Ratios	69.4%	21.1%	90.6%	68.3%	22.6%	90.9%	1.1%	(1.5)%	(0.3)%

GAAP Ratios Net of Auto Physical Damage Quota Share	69.4%	21.1%	90.6%	69.5%	20.4%	89.9%	(0.1)%	0.7%	0.7%

NM: not meaningful due to the low premium for these lines.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof. The statutory combined ratio for personal auto insurance for the Top Five Focus States increased approximately 3.7 points and 0.6 points in the second quarter and the first six months of 2005, respectively, as compared with the same periods a year ago. The quarterly increase was primarily a result of a low loss and LAE ratio in the second quarter of 2004 on the California book of business as well as an increase in the loss and LAE ratios in 2005 in Florida. The Florida book has grown substantially as a result of new writings, which typically have higher loss and LAE ratios than renewal business. In light of the increase in the loss and LAE ratio in Florida, Infinity has taken action in the second quarter to increase rates in that state by mid-single digit percentage increases. The underwriting expense ratio for the Top Five Focus States fell approximately 1.2 points in the three months ended June 30, 2005 as a result of the benefit of increased premium volume over which to spread fixed expenses. The modest increase in combined ratio for the first six months of 2005 was primarily a result of increasing combined ratios in Florida and Georgia more than offsetting improving combined ratios in California and Pennsylvania.

Results for personal auto insurance in the twelve Remaining Focus States also showed some deterioration in loss and LAE ratios of 4.3 points and 18.3 points for the quarter and six-month period, respectively, offset by a 1.0 and 3.0 point improvement in underwriting expense ratios for the three and six months ended June 30, 2005 as compared with the same periods in 2004. New business writings, which typically have higher loss and LAE ratios than renewal business, increased substantially as Infinity introduced multiple new programs in the twelve Remaining Focus States. Infinity has taken mid-single digit rate increases in several of these states during the first six months of 2005 to address increased loss and LAE ratios. In spite of increased costs of heightened marketing efforts, the underwriting expense ratio fell as fixed expenses were spread over a larger premium volume.

Combined ratios in the Non-Focus States, while still above 100%, improved 26.6 points in the quarter, resulting from actions taken to reduce the writings in these states. For the first six months of the year, the ratios deteriorated by 11.2 points from the comparable period in 2004, primarily as a result of unfavorable development in New York during the first quarter of 2005.

Commercial vehicle business improved in the second quarter of 2005 as compared with the same quarter in 2004 but experienced a decline over the first six months of 2005 as compared with the same period a year earlier with an overall increase of 10.4 points on the combined ratio. During the first quarter of 2005 the combined ratio on commercial vehicle rose to 118%, driven by adverse development on prior accident years on Florida and New York bodily injury coverage.

Investment Income

Investment income is comprised primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the physical damage quota share agreement (in 2004), as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Gross investment income	$16,722	$18,130	$33,907	$35,319
Investment expenses	(598)	(633)	(1,173)	(1,327)
Interest expense on physical damage quota share agreement	—	(401)	—	(901)

Net investment income	$16,124	$17,096	$32,734	$33,091

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. The decreases in net investment income for the three and six month periods ended June 30, 2005 were due to lower book yields on investment securities offset by lower interest expense due to the commutation of the physical damage quota share agreement at December 31, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals as follows (before tax, in thousands):

	Three months ended June 30, 2005			Three months ended June 30, 2004
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(23)	$7,829	$7,806	$(165)	$454	$289
Equities	—	625	625	(18)	1,165	1,147

Total	$(23)	$8,454	$8,431	$(183)	$1,619	$1,436

	Six months ended June 30, 2005			Six months ended June 30, 2004
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(159)	$16,965	$16,806	$(643)	$1,657	$1,014
Equities	(60)	3,765	3,705	(18)	2,050	2,032

Total	$(219)	$20,730	$20,511	$(661)	$3,707	$3,046

The other than temporary impairments in the six-month period ended June 30, 2005 were primarily for a fixed income security of a major automobile manufacturer. The impairments in the 2004 period related primarily to fixed income securities from firms in the synthetic fibers industry. Realized gains on equity securities for the three-month and six-month periods ended June 30, 2004 included a gain on the sale in March 2004 of an inactive insurance subsidiary.

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were at least six months old at June 30, 2005, the after-tax earnings impact would have been $1.8 million.

Interest Expense

Infinity’s term loan accrued interest at an average variable rate of 3.6% for the portion of the three-month period in 2004 that it was outstanding. This variable rate was partially hedged by the interest rate swap. The term loan was prepaid in full in February 2004 with proceeds from the issuance of the Senior Notes. The swap position was closed at the same time. Beginning in February 2004, the Senior Notes accrued interest at an effective rate of 5.55%.

Interest expense was (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Term loan	$—	$—	$—	$947
Interest rate swap	—	—	—	166
Senior Notes, issued February 17, 2004	2,765	2,671	5,530	3,961

Total (a)	$2,765	$2,671	$5,530	$5,074

(a)	Excluding amortization of debt issuance costs of $43,000 and $42,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and $82,000 and $147,000 for the six-month periods ended June 30, 2005 and 2004, respectively, which are included in corporate general and administrative expenses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Other Income

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Finance charges on assumed business	$500	$718	$1,031	$1,540
Gain on sale of property	—	—	—	1,142
Sale of homeowners’ book	140	—	409	—
Other	312	340	720	659

Total	$952	$1,058	$2,160	$3,341

The decrease in other income for the six-month period ended June 30, 2005 versus 2004 was primarily the result of a realized gain on the sale of a building that occurred in January 2004. The decreases in finance charges for the three-month and six-month periods ended June 30, 2005 versus 2004 relate to lower levels of assumed books of business.

Other Expenses

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Uncollectible agents’ and premium receivables	$5,566	$3,228	$8,601	$5,995
Corporate litigation expenses	1,702	(126)	7,396	1,101
Loss on sublease	2,638	—	2,638	735
Other	364	410	889	860

Total	$10,270	$3,512	$19,524	$8,691

The increase in other expenses for the six-month period ended June 30, 2005 versus 2004 was primarily the result of higher corporate litigation expenses in 2005. The increase in corporate litigation expenses was a result of the disposition during the period of several claims related lawsuits that sought damages beyond policy limits.

For the three-month period ended June 30, 2005 versus 2004, other expenses rose due to (1) increased write-offs of uncollectible premium balances due to increased written premiums and lower downpayment requirements in certain states; (2) higher corporate litigation defense and settlement costs; and (3) a loss recorded on the sublease of vacant office space following the consolidation of certain redundant administrative functions.

Income Taxes

Infinity’s effective federal income tax rate for the six-month period ended June 30, 2005 was 34.0% versus 33.3% for the corresponding period of 2004.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “believes”, “expects”, “may”, “should”, “intends”, “plans”, “anticipates”, “estimates”, or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premiums, growth, earnings, investment performance, expected losses, rate changes and loss experience.

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, pricing actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For more detailed discussion of some of the foregoing risks and uncertainties, see Infinity’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2005, there were no material changes to the information provided in Infinity’s Form 10-K for 2004 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, have evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2005. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 4

Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on three items at the Annual Meeting of Shareholders held on May 10, 2005:

1.	The election of four directors to terms ending in 2007;

2.	Approval of Infinity’s Non-Employee Directors’ Stock Ownership Plan; and

3.	Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Jorge G. Castro	18,287,165	722,428
Samuel J. Simon	17,813,778	1,195,815
Roger Smith	17,159,501	1,850,092
Gregory C. Thomas	18,230,734	778,859

The following directors whose terms of office will end in 2006 include James R. Gober, Gregory G. Joseph, Harold E. Layman and Samuel J. Weinhoff.

Infinity’s Non-Employee Directors’ Stock Ownership Plan was approved as follows:

14,917,903	Votes for approval
1,620,228	Votes against
209,970 2,261,492	Abstentions Broker Non-Votes

Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm was approved as follows:

19,009,023	Votes for approval
200	Votes against
3,700 0	Abstentions Broker Non-Votes

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

(a) Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 8, 2005		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer