Form 10-Q
period 2005-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2005-11-08
CIK 1195933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, there were 20,687,032 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues:
Earned premiums	$243,915	$220,549	10.6%	$722,684	$649,642	11.2%
Net investment income	16,157	16,071	0.5%	48,891	49,162	(0.6)%
Realized gains on investments	1,791	2,805	(36.1)%	22,303	5,851	281.2%
Other income	919	1,067	(13.9)%	3,078	4,408	(30.2)%

Total revenues	262,782	240,492	9.3%	796,956	709,063	12.4%

Costs and Expenses:
Losses and loss adjustment expenses	168,383	151,563	11.1%	500,887	449,760	11.4%
Commissions and other underwriting expenses	54,332	47,037	15.5%	155,434	134,389	15.7%
Interest expense	2,765	2,888	(4.3)%	8,295	7,962	4.2%
Corporate general and administrative expenses	1,847	1,529	20.8%	5,089	4,764	6.8%
Loss on retirement of long-term debt	—	—	—	—	3,436	(100.0)%
Other expenses	6,601	6,250	5.6%	26,126	14,941	74.9%

Total expenses	233,928	209,267	11.8%	695,830	615,252	13.1%

Earnings before income taxes	28,854	31,225	(7.6)%	101,126	93,811	7.8%
Provision for income taxes	2,173	8,272	(73.7)%	26,773	29,096	(8.0)%

Net Earnings	$26,681	$22,953	16.2%	$74,353	$64,715	14.9%

Earnings per Common Share:
Basic	$1.29	$1.12	15.2%	$3.60	$3.15	14.3%
Diluted	$1.28	$1.10	16.4%	$3.56	$3.10	14.8%

Average number of Common Shares:
Basic	20,642	20,567	0.4%	20,632	20,555	0.4%
Diluted	20,889	20,841	0.2%	20,882	20,855	0.1%

Cash dividends per Common Share	$.060	$.055	9.1%	$0.180	$0.165	9.1%

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets

Investments
Fixed maturities - at market (amortized cost - $1,297,326 and $1,260,836)	$1,298,959	$1,304,080
Equity securities - at market (amortized cost - $56,119 and $21,529)	55,992	24,993

Total investments	1,354,951	1,329,073

Cash and cash equivalents	87,900	112,052
Accrued investment income	14,719	16,732
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $11,838 and $11,524	295,202	264,978
Prepaid reinsurance premiums	11,047	12,858
Recoverables from reinsurers	22,389	20,202
Deferred policy acquisition costs	76,083	68,454
Current and deferred income taxes	26,496	12,656
Prepaid expenses, deferred charges and other assets	21,840	32,658
Goodwill	75,275	75,275

Total assets	$1,985,902	$1,944,938

Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	$640,358	$659,272
Unearned premiums	423,044	387,917
Payable to reinsurers	4,525	3,953
Long term debt (fair value - $194,042 at September 30, 2005 and $198,010 at December 31, 2004)	199,350	199,305
Commissions payable	29,603	25,257
Accounts payable, accrued expenses and other liabilities	99,982	121,813

Total liabilities	1,396,862	1,397,517

Shareholders’ Equity:
Common stock, no par value
-50,000,000 shares authorized
-20,719,999 and 20,670,878 shares issued	20,720	20,671
Additional paid-in capital	331,235	329,994
Retained earnings	237,336	166,710
Unearned compensation (restricted stock)	(90)	(314)
Unrealized gain, net	977	30,360
Treasury stock, at cost (34,014 and 0 shares)	(1,138)	—

Total shareholders’ equity	589,040	547,421

Total liabilities and shareholders’ equity	$1,985,902	$1,944,938

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Unrealized Gain (Loss) on Securities	Treasury Stock	Total
Balance at December 31, 2003	$20,484	$324,787	$74,856	$(1,000)	$36,243	$—	$455,370

Net earnings	—	—	64,715	—	—	—	64,715
Change in unrealized gain-investments	—	—	—	—	(3,799)	—	(3,799)
Change in unrealized gain-derivative	—	—	—	—	(215)	—	(215)

Comprehensive income							60,701
Dividends paid to common stockholders	—	—	(3,408)	—	—	—	(3,408)
Issuance of common stock	171	4,685	—	—	—	—	4,856
Amortization of unearned compensation	—	—	—	537	—	—	537
Exercise of stock options	2	38	—	—	—	—	40

Balance at September 30, 2004	$20,657	$329,510	$136,163	$(463)	$32,229	$—	$518,096

Net earnings	$—	$—	$31,683	$—	$—	$—	$31,683
Change in unrealized gain-investments	—	—	—	—	(1,869)	—	(1,869)

Comprehensive income							29,814
Dividends paid to common stockholders	—	—	(1,136)	—	—	—	(1,136)
Employee stock purchases	2	63	—	—	—	—	65
Exercise of stock options	12	168	—	—	—	—	180
Amortization of unearned compensation	—	253	—	149	—	—	402

Balance at December 31, 2004	$20,671	$329,994	$166,710	$(314)	$30,360	$—	$547,421

Net earnings	$—	$—	$74,353	$—	$—	$—	$74,353
Change in unrealized gain-investments	—	—	—	—	(29,383)	—	(29,383)

Comprehensive income							44,970
Dividends paid to common stockholders	—	—	(3,724)	—	—	—	(3,724)
Employee stock purchases	7	199	—	—	—	—	206
Exercise of stock options	38	649	—	—	—	—	687
Stock granted to directors	4	121	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(1,138)	(1,138)
Amortization of unearned compensation	—	272	—	224	—	—	496
Other	—	—	(3)	—	—	—	(3)

Balance at September 30, 2005	$20,720	$331,235	$237,336	$(90)	$977	$(1,138)	$589,040

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended September 30,
	2005	2004
Operating Activities:
Net earnings	$26,681	$22,953
Adjustments:
Depreciation and amortization	4,552	3,122
Realized gains on investing activities	(1,792)	(2,805)
Change in accrued investment income	437	370
Change in agents balances and premiums receivable	11,735	2,315
Change in reinsurance receivables	1,380	672
Change in deferred policy acquisition costs	3,100	(135)
Change in other assets	(8,755)	2,457
Change in insurance claims and reserves	(21,884)	(7,504)
Change in payable to reinsurers	271	(2,066)
Change in other liabilities	(4,172)	11,453
Other, net	42	326

Net cash provided by operating activities	11,595	31,158

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(168,566)	(83,282)
Equity securities	(16,576)	(2,197)
Property and equipment	(53)	(1,058)
Maturities and redemptions of fixed maturity investments	27,718	18,204
Sales:
Fixed maturities	4,376	30,563
Stock in subsidiary	—	—
Equity securities	3,938	3,957
Property and equipment	49	47

Net cash used in investing activities	(149,114)	(33,766)

Financing Activities:
Debt issuance costs	—	—
Proceeds from stock option exercise and employee stock purchase plan	392	40
Acquisition of treasury stock	(1,000)	—
Dividends paid to shareholders	(1,242)	(1,136)

Net cash used in financing activities	(1,850)	(1,096)

Net Decrease in Cash and Cash Equivalents	(139,369)	(3,704)
Cash and cash equivalents at beginning of period	227,269	125,932

Cash and cash equivalents at end of period	$87,900	$122,228

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Operating Activities:
Net earnings	$74,353	$64,715
Adjustments:
Depreciation and amortization	11,948	11,785
Realized gains on investing activities	(22,303)	(5,851)
Change in accrued investment income	2,013	595
Change in agents balances and premiums receivable	(30,224)	(9,305)
Change in reinsurance receivables	(376)	18,666
Change in deferred policy acquisition costs	(7,629)	(11,359)
Change in other assets	8,588	5,688
Change in insurance claims and reserves	16,213	(21,106)
Change in payable to reinsurers	572	(17,423)
Change in other liabilities	(18,819)	16,215
Other, net	123	170

Net cash provided by operating activities	34,459	52,790

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(414,966)	(254,979)
Equity securities	(44,509)	(2,197)
Property and equipment	(3,386)	(3,376)
Maturities and redemptions of fixed maturity investments	88,387	103,346
Sales:
Fixed maturities	305,283	79,882
Stock in subsidiary	—	10,380
Equity securities	14,301	6,807
Property and equipment	248	1,430

Net cash used in investing activities	(54,642)	(58,707)

Financing Activities:
Repayment of long-term debt	—	(195,500)
Proceeds from senior notes	—	199,256
Debt issuance costs	—	(2,141)
Proceeds from issuance of common stock	—	4,856
Proceeds from stock option exercise and employee stock purchase plan	893	40
Acquisition of treasury stock	(1,138)	—
Dividends paid to shareholders	(3,724)	(3,408)

Net cash (used in) provided by financing activities	(3,969)	3,103

Net Decrease in Cash and Cash Equivalents	(24,152)	(2,814)
Cash and cash equivalents at beginning of period	112,052	125,042

Cash and cash equivalents at end of period	$87,900	$122,228

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 2 Stock-Based Compensation

Infinity’s Stock Option Plan and Restricted Stock Plan were established in 2002. There were 2,000,000 and 500,000 shares of Infinity common stock initially reserved for issuance under the Stock Option Plan and Restricted Stock Plan, respectively. Options generally become exercisable at the rate of 20% per year commencing one year after grant. For restricted stock awards, one-third of the shares vest on each of the first three anniversaries of the date of grant of the award. The following table shows Infinity’s stock option activity during 2005.

Options Outstanding	Number of Options
As of December 31, 2004	603,480
Granted	—
Exercised	(37,896)
Forfeited	(4,400)

As of September 30, 2005	561,184

Due to the delayed implementation date of SFAS No. 123 (revised), “Share Based Payment,” Infinity currently accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. For fiscal years beginning after September 15, 2005, SFAS 123 (revised), “Share Based Payment” requires the recognition of compensation expense for employee stock options. In accordance with SFAS 123 (revised), Infinity plans to expense stock options for all periods beginning on or after January 1, 2006. Had the standard been effective for the periods presented, Infinity does not believe its actual results would have differed materially from the pro forma results shown below.

The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost related to stock options been determined and recognized based on “fair values” at grant dates, using the Black-Scholes pricing model, consistent with the method prescribed by SFAS No. 123.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$26,681	$22,953	$74,353	$64,715
Pro forma stock option expense	(292)	(259)	(792)	(891)

Adjusted net earnings	$26,389	$22,694	$73,561	$63,824

Earnings per share (as reported):
Basic	$1.29	$1.12	$3.60	$3.15
Diluted	$1.28	$1.10	$3.56	$3.10
Earnings per share (adjusted):
Basic	$1.28	$1.10	$3.57	$3.11
Diluted	$1.26	$1.09	$3.52	$3.06

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table illustrates the assumptions used to obtain the pro forma stock option expense figures.

	As of September 30,
	2005	2004
Assumptions:
Options issued less forfeitures	618,180	634,180
Weighted average fair value per option granted	$8.56	$8.59
Weighted average per option issued less forfeitures:
Dividend yield	1.1%	1.1%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.1%	4.1%
Expected option life	7.5 years	7.5 years

In February 2005, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan. Two executive officers holding restricted shares surrendered a total of 4,294 shares to the Company to satisfy their income tax obligation resulting from this event. As a result, the Company recorded this surrender as an acquisition of treasury stock at its fair market value.

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purposes of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1, 2005, a total of 3,905 shares of Infinity common stock valued at $125,000 were issued to Infinity’s non-employee directors.

Note 3 Computations of Earnings Per Share

The following table illustrates the reconciliation of the denominators in Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net earnings	$26,681	$22,953	$74,353	$64,715

Average basic shares outstanding	20,642	20,567	20,632	20,555

Basic earnings per share	$1.29	$1.12	$3.60	$3.15

Average basic shares outstanding	20,642	20,567	20,632	20,555
Restricted stock not yet vested	45	90	53	98
Dilutive effect of assumed option exercises	202	184	197	202

Average diluted shares outstanding	20,889	20,841	20,882	20,855

Diluted earnings per share	$1.28	$1.10	$3.56	$3.10

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal amount of senior notes (the “Senior Notes”) due 2014. The net proceeds of $197.2 million were used to repay and extinguish $195.5 million balance due on a term loan and for general corporate purposes. Infinity recorded a $3.4 million loss on the term loan extinguishment, which represented the unamortized balance of previously capitalized debt issuance costs. The Senior Notes accrue interest at an effective rate of 5.55% and bear a coupon of 5.5%, payable semiannually. Infinity capitalized $2.1 million of debt issuance costs which are being amortized over the term of the Senior Notes. The fair value of the Senior Notes as of September 30, 2005 ($194.0 million) was calculated using a 163 basis point spread to the ten-year U.S. Treasury Note yield of 4.326%, which was obtained from Bloomberg, a national broker quotation network.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5 Unrealized Gain on Marketable Securities

The change in unrealized gain on marketable securities for the nine-month periods ended September 30 included the following (in thousands):

	Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
2005
Unrealized holding gains (losses) on securities arising during the period	$(23,690)	$792	$8,013	$(14,885)
Realized (gains) losses included in net income	(17,920)	(4,383)	7,805	(14,498)

Change in unrealized gain on marketable securities, net	$(41,610)	$(3,591)	$15,818	$(29,383)

2004
Unrealized holding gains (losses) on securities arising during the period	$(3,541)	$3,194	$121	$(226)
Realized (gains) losses included in net income	(1,888)	(3,963)	2,278	(3,573)

Change in unrealized gain on marketable securities, net	$(5,429)	$(769)	$2,399	$(3,799)

Note 6 Effective Tax Rate

The following table reconciles Infinity’s statutory federal income tax rate to its effective rates.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Statutory rate	35.0%	35.0%	35.0%	35.0%
Adjustments:
Interest income on tax-exempt securities	(1.8)	(1.5)	(1.5)	(1.4)
Dividends received deduction	(0.3)	(0.1)	(0.2)	(0.2)
Reduction of valuation allowance and alternative minimum tax credits	(24.0)	(6.7)	(6.8)	(2.2)
Other	(1.4)	(0.2)	—	(0.2)

Effective tax rate	7.5%	26.5%	26.5%	31.0%

Infinity reduced its tax valuation allowance by $6.9 million during the third quarter of 2005 due to the taxes generated by the $19.8 million of capital gains realized during the first nine months of 2005, which resulted in an increase in basic earnings per share of $0.33 for each of the three-month and nine-month periods ended September 30, 2005. Infinity utilized alternative minimum tax credits in September 2004, which reduced federal income taxes by $2.1 million and resulted in an increase in basic earnings per share of $0.11 and $0.10 for the three and nine months ended September 30, 2004, respectively.

Note 7 Supplemental Cash Flow Information

Noncash activity includes the issuance of and the liability for restricted stock compensation and the changes in net unrealized gains or losses in securities.

The Company made the following payments (in thousands) that are not separately disclosed in the Consolidated Statements of Cash Flows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Income tax payments	$14,500	$9,500	$24,500	$25,071
Interest payments on debt	$5,500	$5,530	$11,000	$6,643

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 8 Insurance Reserves

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses (“LAE”) on a GAAP basis (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Gross unpaid losses and LAE	$644.4	$683.9	$659.3	$713.5
Less: reinsurance recoverables	(18.7)	(25.9)	(17.7)	(29.5)

Balance at beginning of period	625.7	658.0	641.6	684.0

Provision for losses and LAE occurring in the current year	170.7	155.9	519.8	456.6
Net decrease in provision for claims of prior years	(2.4)	(4.3)	(18.9)	(6.8)

Total losses and LAE incurred	168.4	151.6	500.9	449.8
Payments for losses and LAE of:
Current year	(113.0)	(91.7)	(259.2)	(216.3)
Prior years	(59.5)	(69.1)	(261.6)	(268.7)

Total payments	(172.5)	(160.8)	(520.8)	(485.0)

Balance at end of period	621.6	648.8	621.6	648.8
Add: reinsurance recoverables	18.8	26.8	18.8	26.8

Gross unpaid losses and LAE	$640.4	$675.6	$640.4	$675.6

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Forward-Looking Statements” below.

OVERVIEW

For the third quarter of 2005, Infinity posted a 16.2% increase in net earnings, due substantially to a reduction in the tax valuation allowance for capital gains realized during the first nine months of the year. Net income and diluted earnings per share of $26.7 million and $1.28, respectively, in the third quarter of 2005 increased from $23.0 million and $1.10 in the third quarter of 2004.

Infinity’s revenues were up 9% for the quarter, due substantially to 11% growth in earned premiums resulting from robust written premium growth in the first half of 2005. Infinity’s written premiums in the third quarter grew 1.2% in its 17 Focus States (see Results of Operations), but declined 0.9% overall. Written premium growth slowed from the double-digit growth experienced during the first and second quarters of 2005 primarily as a result of a decline in growth in California, as well as reduced growth in Arizona, Florida, and Texas where rate increases were implemented to improve profitability.

Underwriting results for the quarter remained strong with a reported GAAP combined ratio of 91.3%, up slightly from 90.0% during the third quarter of 2004. These results benefited from $2.4 million and $4.3 million of redundant loss reserve releases in the third quarter of 2005 and 2004, respectively.

Infinity had limited exposure to losses from the recent hurricanes in the gulf coast. Losses during the third quarter from Hurricanes Katrina and Rita were a combined $1.3 million. In comparison, losses from the four hurricanes during the third quarter of 2004 were a combined $1.9 million. Looking toward the fourth quarter, losses for Infinity from Hurricane Wilma that impacted Florida in October are expected to be less than $1 million.

Overall, market conditions continued to be very competitive in the third quarter as Infinity observed many companies seeking to generate premium growth through aggressive agent incentives, increased commission arrangements and increased advertising rather than significant rate reductions. In fact, the third quarter proved to be a relatively stable rate environment given the soft market conditions. Looking ahead, Infinity will continue to assess its competitive position, rate adequacy and growth opportunities on a state-by-state basis while remaining committed to maintaining a desirable combination of profitability and growth.

Infinity’s investment income was flat as an increase in the average quarterly invested assets was offset by a decline in yields on its fixed income portfolio resulting from lower overall market interest rates.

Book value per share at September 30, 2005, excluding unrealized gains, was $28.49 per share, an increase of 13.4% from that at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity has continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have ranged between $6.4 and $6.9 million annually since 2003. Interest payments of $5.5 million are due each February and August through maturity in 2014 on Infinity’s Senior Notes (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes). As part of its previously announced plan to repurchase up to $50 million of its common stock in the open market or through privately negotiated transactions over the next three years, Infinity repurchased 29,720 shares at an average cost of $33.59 in the third quarter of 2005. In February 2005, Infinity increased its quarterly dividend to $.06 per share. This equates to a common stock dividend of approximately $5.0 million per year.

Funds to meet these obligations come primarily from dividends from the insurance subsidiaries, as well as cash and investments held at the holding company. Infinity’s insurance subsidiaries may pay to Infinity up to $62.7 million in ordinary dividends without prior regulatory approval in 2005, but through September 30, 2005 no dividends have been paid. As of September 30, 2005, Infinity had $73.3 million of cash and investments. Infinity’s $20 million credit facility expired on August 31, 2005 and was replaced with a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. This unused line of credit is an additional source of liquidity.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $45 million and $63 million for the nine-month periods ended September 30, 2005 and 2004, respectively. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from its $1.3 billion fixed maturity portfolio. Management believes that cash balances, cash flows generated from operations and maturing investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Reinsurance

As a result of an increase in retained earnings since 2002 and proceeds from its 2003 debt offering, Infinity, since 2002, has reduced its reliance on the reinsurance market to manage its capital and surplus levels. In the first nine months of 2004, Infinity’s insurance subsidiaries (excluding the in-force personal insurance business assumed through a reinsurance contract from Great American Insurance Company (“GAI”)) ceded only 10% of their personal auto physical damage business on a funds withheld basis to American Re-Insurance Company (“American Re”). This can be contrasted with historical ceding percentages as high as 90%. Premiums ceded under the American Re agreement were $7.5 million and $24.1 million for the three-month and nine-month periods ended September 30, 2004, respectively. The American Re agreement was commuted on December 31, 2004 and was neither renewed nor replaced for 2005.

Infinity does utilize excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance provides protection for losses up to $5 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Premiums ceded under these agreements for the three and nine months ended September 30, 2005 were $1.3 million and $4.1 million, respectively, and $2.1 million and $6.2 million for the same periods in 2004. Infinity also utilizes reinsurance to mitigate losses on other lines including its small homeowners book, which is currently in runoff.

Investments

Infinity’s investment portfolio at September 30, 2005, contained approximately $1.3 billion in fixed maturity securities and $56.0 million in equity securities, all carried at market value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2005, Infinity had pre-tax net unrealized gains of $1.6 million on fixed maturities and pre-tax unrealized losses of $0.1 million on equity securities. Combined, these figures decreased by $45.2 million for the nine-month period ended September 30, 2005, primarily due to increased sales of securities with unrealized gain positions in order to take advantage of unused capital loss tax carryforwards as well as a rise in general market interest rates.

Approximately 94% of Infinity’s investments in fixed maturities at September 30, 2005 were rated “investment grade.” The average credit rating of Infinity’s fixed maturity portfolio was Aa3 at September 30, 2005. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

The average duration of Infinity’s fixed maturity portfolio was 3.6 years at September 30, 2005.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for Infinity’s investment portfolio follows (in thousands):

	September 30, 2005				% of Total Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Fixed maturities	$1,297,326	$13,398	$(11,766)	$1,298,959	96%
Equity securities	56,119	2,105	(2,232)	55,992	4%

Total	$1,353,445	$15,503	$(13,998)	$1,354,951	100%

	December 31, 2004				% of Total Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Fixed maturities	$1,260,836	$45,744	$(2,500)	$1,304,080	98%
Equity securities	21,529	3,597	(133)	24,993	2%

Total	$1,282,365	$49,341	$(2,633)	$1,329,073	100%

	September 30, 2005	December 31, 2004
Number of positions held with unrealized:
Gains	243	451
Losses	275	80

Number of positions held that individually exceed unrealized:
Gains of $500,000	1	10
Losses of $500,000	1	—

Percentage of positions held with unrealized:
Gains that were investment grade	82%	89%
Losses that were investment grade	93%	97%

The following table sets forth the amount of unrealized loss by age and severity at September 30, 2005.

Age of unrealized loss (in thousands):	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$(5,270)	$(4,628)	$(642)	$—
Six months	(1,037)	(307)	(730)	—
Nine months	(3,082)	(2,342)	(740)	—
Twelve months	(1,269)	(1,200)	(69)	—
Greater than twelve months	(3,340)	(3,212)	(128)	—

Total	$(13,998)	$(11,689)	$(2,309)	$—

*	As compared to amortized cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2005, based on their market values, in thousands. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
Maturity
One year or less	$42,119	$52,256	$—	$94,375
After one year through five years	155,914	340,625	1,062	497,601
After five years through ten years	127,845	177,519	394	305,758
After ten years	65,809	36,595	—	102,404
Mortgage-backed securities	38,621	258,814	1,386	298,821

Total	$430,308	$865,809	$2,842	$1,298,959

RESULTS OF OPERATIONS

Underwriting

Premiums

Infinity’s insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, it is generally understood to mean coverage for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage.

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

	Three months ended September 30,
	2005	2004	Change	%
Net Earned Premiums (in thousands)
Gross Written Premium
Personal Auto Insurance:
Top Five Focus States	$182,043	$182,512	$(469)	(0.3)%
12 Remaining Focus States	29,191	26,306	2,885	11.0%
Non-Focus States	3,587	9,466	(5,879)	(62.1)%

Subtotal	214,821	218,284	(3,462)	(1.6)%

Commercial Vehicle	9,582	9,057	525	5.8%
Classic Collector/Other	5,615	4,697	918	19.5%

Total Gross Written Premiums	230,018	232,037	(2,019)	(0.9)%
Ceded Reinsurance	(2,808)	(9,979)	7,171	(71.9)%

Net Written Premiums	227,210	222,058	5,152	2.3%
Change in Unearned Premiums	16,705	(1,509)	18,214	(1,207.0)%

Net Earned Premiums	$243,915	$220,549	$23,366	10.6%

Net Earned Premiums excluding the effect of Auto Physical Damage Quota Share	$243,915	$228,917	$14,998	6.6%

	Nine months ended September 30,
	2005	2004	Change	%
Net Earned Premiums (in thousands)
Gross Written Premium
Personal Auto Insurance:
Top Five Focus States	$599,890	$554,224	$45,666	8.2%
12 Remaining Focus States	105,357	74,333	31,024	41.7%
Non-Focus States	11,582	31,922	(20,340)	(63.7)%

Subtotal	716,829	660,479	56,350	8.5%

Commercial Vehicle	34,418	31,765	2,653	8.4%
Classic Collector/Other	15,917	14,966	951	6.4%

Total Gross Written Premiums	767,164	707,210	59,954	8.5%
Ceded Reinsurance	(7,543)	(24,285)[1]	16,742	(68.9)%

Net Written Premiums	759,621	682,925	76,696	11.2%
Change in Unearned Premiums	(36,937)	(33,283)	(3,654)	11.0%

Net Earned Premiums	$722,684	$649,642	$73,042	11.2%

Net Earned Premiums excluding the effect of Auto Physical Damage Quota Share	$722,684	$695,046	$27,638	4.0%

[1]	Includes $7.2 million of negative ceded premiums from the commutation of the physical damage quota share treaty on the Great American business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

	As of September 30,
	2005	2004	Change	%
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	587,544	546,576	40,968	7.5%
12 Remaining Focus States	90,137	64,217	25,920	40.4%
Non-Focus States	9,281	19,894	(10,613)	(53.3)%

Subtotal	686,962	630,687	56,275	8.9%

Commercial Vehicle	14,526	13,750	776	5.6%
Classic Collector/Other	58,228	57,526	702	1.2%

Total	759,716	701,963	57,753	8.2%

While gross written premiums for the first nine months of 2005 grew 8.5%, premiums in the third quarter of 2005 were down slightly, 0.9%, compared to the same period last year. Growth in the first six months was largely a result of business from newly appointed agents and brokers, success in the continued roll-out of its three-tiered product offering in its Focus States and additional marketing efforts. However, Infinity noted in the second quarter that premium growth was slowing as a result of some of its competitors taking rate decreases. Growth in the third quarter continued to slow as a result of competitors’ rate decreases combined with Infinity taking selective rate increases to improve profitability in several states. In addition, growth slowed in California, Infinity’s largest market. In the first nine months of 2005, Infinity has filed and implemented 48 rate revisions in various states with an overall rate impact of a modest 1.3% increase. For the same reasons discussed above, Infinity’s policies-in-force have grown 8.2% at September 30, 2005 as compared with the same period in 2004, but are down modestly since June 30, 2005.

Infinity’s personal auto insurance writings in its Top Five Focus States declined 0.3% during the third quarter and grew 8.2% during the first nine months of 2005 over the same periods last year. Policies-in-force in these states grew 7.5% compared to September 30, 2004. California continued to show premium growth in the third quarter with premiums up 5.2% compared to the same period last year. Premiums grew 6.6% in California during the first nine months of the year. Growth in personal automobile gross written premiums in Georgia also remained strong at 9.7% and 16.1% for the third quarter and first nine months of 2005, respectively. Although Florida had strong growth of 33.6% for the first nine months of the year, premiums declined 5.1% during the third quarter as rate increases on targeted programs slowed new business premium volume. Personal auto premiums in both Pennsylvania and Connecticut declined in the third quarter. The decline in Pennsylvania was a result of certain competitors taking rate decreases coupled with implementing aggressive commission incentives. In Connecticut, a replacement product for the business written through GAI and assumed by Infinity was approved early in the third quarter; however, premiums continued to decline as it typically takes several months to ramp up production at volumes sufficient to offset the decline in the product being replaced.

Growth in personal auto gross written premiums in the twelve Remaining Focus States remained strong at 11.0% and 41.7%, during the third quarter and first nine months of the year, respectively. Growth in policies-in-force grew in similar fashion, at 40.4% at September 30, 2005 as compared with the same period in 2004. While growth in Texas and Arizona accounts for 55% of the premium growth in the first nine months of the year, Missouri, Ohio, South Carolina and Virginia all contributed double-digit growth in the third quarter of 2005.

Gross written premiums in commercial vehicle business continued to grow in the third quarter of 2005 compared to the same time period in 2004. Growth of 5.8% and 8.4% for the quarter and first nine months of 2005, respectively, was primarily driven by increased premiums in California, Florida and Texas. Gross premiums in other lines grew modestly for the quarter and first nine months of 2005 with growth in the Classic Collector insurance line of 5.3% and 4.5% during those periods respectively.

Premiums ceded under reinsurance coverages fell during the third quarter and first nine months of the year as a result of the elimination at December 31, 2004 of the physical damage quota share agreement (See Liquidity and Capital Resources – Reinsurance).

Earned premiums increased 10.6% and 11.2% for the quarter and nine-month period, respectively, partially due to the elimination of the physical damage quota share agreement at December 31, 2004. Excluding the effect of this agreement, earned premiums grew at a more modest 6.6% for the quarter and 4.0% for the first nine months of 2005, respectively, as the increased gross written premiums in the first nine months of 2005 had yet to be fully earned.

Profitability

While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. An insurer’s underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

The statutory combined ratio represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premiums and (2) underwriting expenses incurred as a percentage of net written premiums. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned; on a statutory basis these items are expensed as incurred. In addition, costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes. Finally, beginning January 1, 2005, statutory accounting principles require extra-contractual losses to be included for purposes of calculating the loss ratio, but are not required to be included on a GAAP basis.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

	Three months ended September 30,
	2005			2004			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Gross of Quota Share
Personal Auto Insurance
Top Five Focus States	70.7%	20.7%	91.4%	61.4%	22.4%	83.8%	9.3%	(1.7)%	7.6%
Remaining 12 Focus States	75.4%	20.7%	96.1%	83.8%	28.4%	112.2%	(8.4)%	(7.7)%	(16.1)%
Non-Focus States	160.6%	53.7%	214.3%	123.0%	33.2%	156.2%	37.6%	20.5%	58.1%

Subtotal	73.2%	21.3%	94.5%	67.3%	23.6%	90.9%	5.9%	(2.3)%	3.6%

Commercial Vehicle	56.8%	39.8%	96.6%	60.9%	32.9%	93.8%	(4.1)%	6.9%	2.8%
Other Lines	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total Statutory Ratios	71.9%	22.6%	94.5%	66.6%	23.8%	90.4%	5.3%	(1.2)%	4.1%

GAAP Ratios	69.0%	22.3%	91.3%	66.6%	24.1%	90.7%	2.4%	(1.8)%	0.6%

GAAP Ratios Net of Auto Physical Damage Quota Share	69.0%	22.3%	91.3%	68.7%	21.3%	90.0%	0.3%	1.0%	1.3%

NM: not meaningful due to the low premium for these lines.

	Nine months ended September 30,
	2005			2004			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Gross of Quota Share
Personal Auto Insurance
Top Five Focus States	67.0%	20.3%	87.3%	63.1%	21.4%	84.5%	3.9%	(1.1)%	2.8%
Remaining 12 Focus States	88.1%	22.6%	110.7%	78.5%	27.1%	105.6%	9.6%	(4.5)%	5.1%
Non-Focus States	137.9%	37.8%	175.7%	115.2%	32.7%	147.9%	22.7%	5.1%	27.8%

Subtotal	71.7%	20.9%	92.6%	68.2%	22.5%	90.7%	3.5%	(1.6)%	1.9%

Commercial Vehicle	73.4%	26.0%	99.4%	67.0%	25.0%	92.0%	6.4%	1.0%	7.4%
Other Lines	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total Statutory Ratios	71.2%	21.4%	92.6%	67.7%	22.8%	90.5%	3.5%	(1.4)%	2.1%

GAAP Ratios	69.3%	21.5%	90.8%	67.7%	23.1%	90.8%	1.6%	(1.6)%	0.0%

GAAP Ratios Net of Auto Physical Damage Quota Share	69.3%	21.5%	90.8%	69.2%	20.7%	89.9%	0.1%	0.8%	0.9%

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

Overall, the statutory combined ratios for the three and nine months ended September 30, 2005, increased 4.1 points and 2.1 points, respectively, compared to the same periods a year ago. Catastrophe related losses were $1.2 million during the third quarter of 2005 compared with $1.9 million during the third quarter of 2004. Catastrophe related losses for the first nine months were flat compared to the prior year’s amount of $2.0 million.

The statutory combined ratio for personal auto insurance for the Top Five Focus States increased approximately 7.6 points and 2.8 points in the third quarter and the first nine months of 2005, respectively, as compared with the same periods a year ago. Approximately 3.2 points of the increase was the result of one extra-contractual case that was settled in the third quarter of 2005. The remaining increase was primarily attributable to an increase in the loss and LAE ratios in 2005 in Florida. The Florida book has grown substantially as a result of new writings, which typically have higher loss and LAE ratios than renewal business. In light of the increase in the loss and LAE ratio in Florida, Infinity took action in both the second and third quarters to increase rates in that state. The underwriting expense ratio for the Top Five Focus States fell approximately 1.7 points and 1.1 points in the three months and nine months ended September 30, 2005 as a result of the benefit of increased premium volume over which to spread fixed expenses. The modest increase in combined ratio for the first nine months of 2005 was primarily a result of increasing combined ratios in Connecticut, Florida and Georgia more than offsetting improving combined ratios in California and Pennsylvania.

The twelve Remaining Focus States’ combined ratio improved 16.1 points during the third quarter of 2005 compared to the same period a year ago, while on a year-to-date basis the combined ratio was 5.1 points higher than the prior year. The loss and LAE ratio improved 8.4 points during the quarter primarily as a result of favorable reserve development on prior accident years in both Alaska and Texas. The loss and LAE ratio in the states other than Alaska and Texas increased 11.1 points. Earned premiums in the twelve Remaining Focus States increased 33% as a result of the introduction of multiple new programs. However, new business writings resulted in the increase in the combined ratio during the quarter for the states other than Alaska and Texas, as well as the increase during the first nine months. Infinity continued to take rate increases in several of these states during the third quarter to improve profitability. Underwriting expenses fell 7.7 points and 4.5 points for the third quarter and first nine months of 2005, respectively, compared to the same periods in the prior years. In spite of Infinity’s increased marketing spend as new products are introduced, the underwriting expense ratios fell as fixed expenses were spread over a larger premium volume.

The combined ratio in the Non-Focus States remains well above 100%. Earned premiums in these states have dropped more than 60% in 2005 and business in the Non-Focus States now represent just 1.5% of our total personal auto gross written premium. As a result, new incurred losses and development on prior accident years have a larger impact on the combined ratio. During the third quarter of 2005, the increase in combined ratio was largely attributable to hurricane losses in Louisiana as well as unfavorable development on existing claims in Louisiana. In addition to the losses in Louisiana, unfavorable development in New York during the first quarter of 2005 contributed to the deterioration of the combined ratio during the first nine months of the year.

Although the loss and LAE ratios for the commercial vehicle business improved in the third quarter of 2005, an increase in the underwriting expense ratio more than offset the improvement resulting in a modest 2.8 point increase in the combined ratio during the third quarter of 2005 as compared with the same period a year earlier. The combined ratio has increased 7.4 points during the first nine months of the year primarily driven by adverse development on prior accident years on Florida and New York bodily injury coverage.

Investment Income

Investment income is comprised primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the physical damage quota share agreement (in 2004), as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Gross investment income	$16,700	$16,941	$50,607	$52,260
Investment expenses	(543)	(497)	(1,716)	(1,824)
Interest expense on physical damage quota share agreement	—	(373)	—	(1,274)

Net investment income	$16,157	$16,071	$48,891	$49,162

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income for the three and nine-month periods ended September 30, 2005 was impacted by lower book yields on investment securities offset by lower interest expense due to the commutation of the physical quota share agreement and market growth in average invested assets over the last twelve months. For the third quarter of 2005 these two items offset each other and net investment income was flat compared to the same period in 2004. However, as a result of a called bond which contributed $1.2 million to investment income in 2004, investment income for the first nine months of 2005 was down slightly compared to the same period of the prior year.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals as follows (before tax, in thousands):

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(10)	$1,124	$1,114	$(114)	$756	$642
Equities	—	677	677	(3)	2,166	2,163

Total	$(10)	$1,801	$1,791	$(117)	$2,922	$2,805

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(170)	$18,186	$18,016	$(757)	$2,412	$1,655
Equities	(60)	4,347	4,287	(21)	4,217	4,196

Total	$(230)	$22,533	$22,303	$(778)	$6,629	$5,851

The other than temporary impairments in the nine-month period ended September 30, 2005, were primarily for a fixed income security of a major automobile manufacturer and for a preferred stock of a home-mortgage firm. The impairments in the 2004 period related primarily to a fixed income security from a firm in the synthetic fibers industry and a fixed income security from a firm in the communication industry. Realized gains on equity securities for the nine-month period ended September 30, 2004, included a gain on the sale in March 2004 of an inactive insurance subsidiary.

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than six months old at September 30, 2005, the pre-tax earnings impact would have been $7.7 million.

Interest Expense

Infinity’s term loan accrued interest at an average variable rate of 3.6% for the portion of the three-month period in 2004 that it was outstanding. This variable rate was partially hedged by the interest rate swap. The term loan was prepaid in full in February 2004 with proceeds from the issuance of the Senior Notes. The swap position was closed at the same time. Beginning in February 2004, the Senior Notes accrued interest at an effective rate of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes).

Interest expense was (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Senior Notes, issued February 17, 2004	$2,765	$2,888	$8,295	$6,849
Term loan	—	—	—	947
Interest rate swap	—	—	—	166

Total (a)	$2,765	$2,888	$8,295	$7,962

(a)	Excluding amortization of debt issuance costs of $43,000 and $42,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and $126,000 and $188,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, which are included in corporate general and administrative expenses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Other Income

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Finance charges on assumed business	$459	$647	$1,490	$2,187
Gain on sale of property	—	—	—	1,142
Sale of homeowners’ book	93	—	502	—
Other	367	420	1,086	1,079

Total	$919	$1,067	$3,078	$4,408

The decrease in other income for the nine-month period ended September 30, 2005 versus 2004 was primarily the result of a realized gain on the sale of a building that occurred in January 2004. The decreases in finance charges for the three-month and nine-month periods ended September 30, 2005 versus 2004 relate to lower levels of assumed books of business.

Other Expenses

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Uncollectible agents’ and premium receivables	$4,365	$3,209	$12,966	$9,204
Corporate litigation expenses	1,842	2,419	9,238	3,527
Loss on sublease	—	77	2,638	812
Other	394	545	1,284	1,398

Total	$6,601	$6,250	$26,126	$14,941

For the three-month period ended September 30, 2005 versus 2004, other expenses rose due to increased write-offs of uncollectible premium balances due to increased written premiums and lower down payment requirements in certain states offset by lower corporate litigation expenses.

The increase in other expenses for the nine-month period ended September 30, 2005 versus 2004 is primarily the result of the increased write-offs of uncollectible premium balances described above as well as higher corporate litigation expenses. The increase in corporate litigation expenses was a result of the disposition of several claims-related lawsuits that sought damages beyond policy limits. In addition, the loss recorded on sub-leased space during the first nine months of 2005 contributed to the increase in other expenses. These losses were generated as vacant space following the consolidation of certain redundant administrative functions was sub-leased.

Income Taxes

Infinity’s federal income tax rate for the three and nine-month periods ended September 30, 2005, was 7.5% and 26.5% respectively, compared to 26.5% and 31.0% for the same periods in the prior year. As a result of the third quarter evaluation of the recoverability of the deferred tax assets, Infinity released $6.9 million from its tax valuation allowance due to the taxes generated by the $19.8 million of capital gains realized during the first nine months of 2005. In the third quarter of 2004, Infinity’s utilization of alternative minimum tax credits reduced federal income taxes by $2.1 million. Excluding the tax benefit of the adjustments mentioned above, Infinity’s tax rate for the three and nine-month periods ended September 30, 2005 would have been 31.5% and 33.3%, respectively, compared to 33.2% for both the three and nine-month periods ended September 30, 2004. The decrease in the tax rate in the third quarter of 2005 compared to the prior year is a result of a $400,000 non-recurring adjustment to correct an error from the second quarter of 2005.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For more detailed discussion of some of the foregoing risks and uncertainties, see Infinity’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2005, there were no material changes to the information provided in Infinity’s Form 10-K for 2004 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, have evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2005. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no changes in Infinity’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	—	$—	—	$50,000,000
August 1, 2005 - August 31, 2005	29,720	$33.59	29,720	$49,000,310
September 1, 2005 - September 30, 2005	—	$—	—	$49,000,310
Total	29,720	$33.59	29,720	$49,000,310

[1]	Average price paid per share excludes commissions.
[2]	In January 2005, the Board of Directors authorized a share repurchase program expiring December 31, 2007 whereby the Company may repurchase up to an aggregate of $50 million of its outstanding common shares.

ITEM 6

Exhibits

(a) Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 8, 2005		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer