Form 10-K
period 2005-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2006-03-09
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	03-0483872
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 COLONNADE PARKWAY BIRMINGHAM, ALABAMA	35243
(Address of principal executive offices)	(Zip Code)

(205) 870-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act). (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $717,724,714.

As of March 1, 2006, there were 20,716,427 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 23, 2006, are incorporated by reference in Part III hereof.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INDEX TO ANNUAL REPORT

ON FORM 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “believes”, “seeks”, “expects”, “may”, “should”, “intends”, “likely”, “targets”, “plans”, “anticipates”, “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premiums, growth, earnings, investment performance, expected losses, rate changes and loss experience.

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance on a national level with a concentration on nonstandard auto insurance. Infinity is headquartered in Birmingham, Alabama. The Company employed approximately 2,100 persons at December 31, 2005.

Infinity files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required with the United States Securities and Exchange Commission (“SEC”). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. Infinity’s filed documents may also be accessed via the SEC Internet site at: http://www.sec.gov. All of Infinity’s SEC filings, news releases and other information may also be accessed free of charge on Infinity’s Internet site at: http://www.ipacc.com. Information on Infinity’s website is not part of this Form 10-K.

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

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 37% of the $440 billion of annual industry premiums. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay higher premiums for similar coverage than do drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard policies and all other personal auto policies, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Independent agents sell approximately one-third of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity, followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many automobile insurers attempted to capture more business by reducing rates. Infinity believes that these industry-wide rate reductions, combined with increased severity trends during the years 1998 through 2000, contributed to the deterioration of industry loss ratios in that period. Infinity reacted by increasing personal auto rates by 15% in 2001, 12% in 2002 and 2% in 2003. Most of the industry, including some of the largest companies, raised rates and tightened underwriting standards in order to address poor results. Other insurance companies withdrew from the market because of their inability to compete successfully, impaired capital positions, or because of a decrease in the availability of reinsurance. However, beginning in the second half of 2003, competitors who remained in the marketplace began to compete more aggressively for independent agents’ business by offering increased sales and commission incentives. This competition for the independent agents’ business continued in 2004 and throughout 2005. In 2005, Infinity also noted a growing number of competitors beginning to reduce their overall rates with larger rate reductions in certain segments of the business. The personal automobile component of the Consumer Price Index reflects this trend as it indicates personal automobile insurance rates increased just 1% in 2005 after an increase of 3% in 2004. Infinity has maintained its pricing discipline by raising personal auto rates in 2005 and 2004 by 2.2% and 2.7%, respectively.

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2004, the five largest automobile insurance companies accounted for approximately 50% of the industry’s net written premiums and the largest ten accounted for approximately 65% (2005 industry data not available). Approximately 365 insurance groups compete in the personal auto insurance industry, according to A.M. Best. Some of these groups specialize in nonstandard auto insurance, while others insure a broad spectrum of personal auto insurance risks.

Operations

Infinity estimates that approximately 96% of its personal auto business is nonstandard auto insurance. Based on data published by A.M. Best, Infinity believes that it is the third largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, nonstandard commercial auto insurance and complementary personal lines insurance products.

Summarized historical financial data for Infinity is presented below (in thousands).

	Twelve months ended December 31,
	2005	2004	2003
Gross written premium	$1,002,813	$963,757	$1,005,133
Net written premium	979,635	917,756	817,639
Net earnings	106,308	96,398	58,236

	as of December 31,
	2005	2004
Total assets	$1,971,728	$1,944,938
Total liabilities	1,345,134	1,397,517
Total shareholders’ equity	626,594	547,421

Infinity has a history of favorable underwriting results. The following table compares Infinity’s statutory combined ratio in past years with those of the personal lines insurance industry as a whole. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses (“LAE”) to net earned premiums) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses to net written premiums). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income, other expenses or federal income taxes.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

	2005	2004	2003	2002	2001	2000	2001-2005	1996-2005
Infinity	90.0%	90.3%	94.9%	92.6%	104.6%	108.7%	94.8%	98.5%
Industry (a)	97.3%	94.3%	98.4%	105.2%	110.8%	109.9%	101.2%	102.3%

Percentage points better than industry	7.3%	4.0%	3.5%	12.6%	6.2%	1.2%	6.4%	3.8%

(a) – Personal lines combined ratios were obtained from A.M. Best. The industry combined ratio for 2005 is an estimate.

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

Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to businesses’ vehicles from collision and various other perils. Infinity offers nonstandard commercial automobile insurance to businesses that employ one or more nonstandard risk drivers. Target businesses include fleets of 12 or fewer vehicles. Businesses that are involved in what Infinity considers to be hazardous operations or interstate commerce are generally avoided.

Classic Collector and Other includes protection for classic collectible automobiles (“Classic Collector”) and several other personal lines insurance products. Infinity’s Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. Infinity also writes coverage on a limited basis for homes, personal watercraft, personal articles, such as jewelry, and umbrella liability protection. Infinity will continue to write Classic Collector business but is taking steps to exit the remaining lines of business and does not expect these actions to materially affect its results of operations as indicated in the summary shown below.

Infinity’s three product groups contributed the following percentages of total gross written premiums:

	Twelve months ended December 31,
	2005	2004	2003
Personal Automobile	93%	94%	94%
Commercial Vehicle	5%	4%	4%
Classic Collector and Other	2%	2%	2%

Total	100%	100%	100%

Distribution and Marketing

Infinity distributes its products primarily through a network of over 15,000 independent agencies (with approximately 19,000 locations). Independent agencies were responsible for approximately 95% of Infinity’s gross written premiums for the twelve-month period ended December 31, 2005. In 2005, one independent agency accounted for more than 2% of Infinity’s gross written premiums, and two other agencies each accounted for more than 1% of the Company’s gross written premiums. Infinity pays each agent a commission, based on contractual rates multiplied by the premiums the agent generates. On a limited basis, Infinity also offers contingent commission arrangements, typically in the form of higher commission rates, to agencies in order to spur premium growth in profitable areas. In 2005, payments under contingent commission arrangements were less than 1% of the total agency compensation.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity also fosters agent relationships by providing its agents with access to Infinity’s Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s Internet-based software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes the array of services that it offers to its agents adds significant value to their businesses. For example, Infinity’s “Providing Agents Service and Support Program” is an incentive-based program through which Infinity’s agents receive assistance in critical areas such as training, advertising and promotion.

Strategic partnerships are another mode of distribution for Infinity. These are relationships with non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity’s companies for their nonstandard risks. Infinity believes these relationships are mutually beneficial because its partners gain access to Infinity’s nonstandard auto expertise, and Infinity gains access to a new distribution channel. This channel represented approximately 5% of gross written premiums in 2005.

Infinity is licensed to write auto insurance in all 50 states, but is committed to growth in selected states that management believes offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into three categories:

•	“Top Five Focus States” – States included in this category are California, Florida, Pennsylvania, Georgia and Connecticut.

•	“Remaining Focus States” – States included in this category are Alaska, Alabama, Arizona, Indiana, Mississippi, Missouri, Ohio, South Carolina, Tennessee, Texas, Wisconsin and Virginia.

•	“Non-Focus States” – Infinity is either maintaining its renewal writings in these states or ceasing operations in these states.

Gross premiums written among the three state categories are as follows:

	Twelve months ended December 31,
	2005	2004	2003
Top Five Focus States:
California	48%	48%	43%
Florida	18%	15%	10%
Pennsylvania	6%	6%	7%
Georgia	5%	6%	6%
Connecticut	5%	7%	10%

Sub-Total – Top Five Focus States	82%	82%	76%
12 Remaining Focus States	15%	13%	13%

Sub-Total - All Focus States	97%	95%	89%

Non-Focus States	3%	5%	11%

Total - All States	100%	100%	100%

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low-cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2004, years for which industry data are available, Infinity’s statutory ratio of underwriting expenses to premiums written has averaged 22.7%, which is 3.0 points better than the independent agency segment of the private passenger automobile industry average of 25.7% for the same period.

Claims Handling

Infinity’s claims organization employs approximately 1,000 people and has 32 field branch offices and five regional offices. Infinity provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity predominantly uses its own local adjusters and appraisers, who typically respond to claims within 24 hours of a report.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity is committed to the field handling of claims, and believes it provides, when compared to alternative methods, better service to its customers and better control of the claim resolution process. Infinity opens claims branch offices in areas where the volume of business will support them. Customer interactions can occur with generalists (multi-line claim representatives) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance. Nationally, over 75% of Infinity’s claims are handled face-to-face. Infinity strives for accuracy, consistency and fairness in its claim resolutions.

Reinsurance

Infinity reinsures a portion of its business with other insurance companies. Ceding reinsurance permits diversification of risk and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. Infinity is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve Infinity of its liability to insureds until claims are fully settled. To mitigate this credit risk, Infinity currently cedes business only to reinsurers that meet its credit ratings criteria. All reinsurers rated by A.M. Best, except one, have at least an “A” rating, with none lower than “A-”. The reinsurer presently rated “A-” has set aside, in trust, assets that fully collateralize its reinsurance obligation to Infinity. During the years 2002 through 2004, Infinity ceded a portion of its automobile physical damage business through reinsurance agreements with Inter-Ocean Reinsurance Company Ltd. and American-Re Insurance Company (collectively the “Quota Share Agreements”). The Quota Share Agreements were commuted before 2005 and were not renewed or replaced. See Note 10 of the Consolidated Financial Statements for further discussion.

Ratings

A.M. Best has assigned Infinity’s insurance company subsidiaries a group financial strength rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers that have, on average, “excellent balance sheet strength, operating performance and business profile” when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, “have an excellent ability to meet their ongoing obligations to policyholders.”

Regulatory Environment

Infinity’s insurance company subsidiaries are subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to: licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions involving the insurers and prescribing the type and amount of investments.

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to participate in various assigned risk pools, reinsurance facilities or underwriting associations, which provide various insurance coverages to individuals who otherwise are unable to purchase that coverage in the voluntary market. Participation in these involuntary plans is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these plans traditionally have been unprofitable. The amount of premiums Infinity might be required to assume in a given state in connection with an involuntary plan may be reduced because of credits Infinity may receive for nonstandard policies that it voluntarily writes. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel and non-renew policies.

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct on-site visits and examinations of the insurers’ affairs. At December 31, 2005, Infinity’s insurance subsidiaries were involved in nine market conduct examinations, including a field claims examination in California, which has raised questions over certain of Infinity’s claims handling and settlement practices. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against Infinity’s insurance subsidiaries.

The insurance laws of the states of domicile of Infinity’s insurance subsidiaries contain provisions to the effect that the acquisition or change of control of a domestic insurer or of any entity that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of Infinity’s common stock.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity is a holding company with no business operations of its own. Consequently, Infinity’s ability to pay dividends to shareholders and meet its debt payment obligations is largely dependent on dividends or other distributions from its insurance company subsidiaries, current investments and cash held. State insurance laws restrict the ability of Infinity’s insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an “extraordinary dividend” until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31st, or the insurer’s net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. In addition, an insurer’s remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

If a shareholder dividend does not rise to the statutory level of an extraordinary dividend, then it is an “ordinary dividend.” While an insurance company’s ability to pay an ordinary dividend does not require the approval of a state insurance department, the company must, by law, file a 10-day notice of ordinary dividend with the appropriate insurance departments. Insurance companies that fail to notify an insurance department of the payment of an ordinary dividend are assessed administrative fines.

The ordinary dividend capacity and payment activity of Infinity’s insurance companies for the three most recent years are shown in the following table (in thousands).

	2006		2005	2004
Maximum ordinary dividends available to Infinity	$160,350	*	$62,664	$46,309
Dividends paid from subsidiaries to parent	—		62,500	28,500

*	The 2006 maximum ordinary dividend includes a one-time addition of approximately $72 million due to a change in the intercompany reinsurance arrangements that became effective January 1, 2005.

State insurance laws require Infinity’s insurance companies to maintain specified levels of statutory capital and surplus. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. In addition, for competitive reasons, Infinity’s insurance company subsidiaries need to maintain adequate financial strength ratings from independent rating agencies. Both of these factors may limit the ability of Infinity’s insurance subsidiaries to declare and pay dividends.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1A

RISK FACTORS

Infinity’s business operations face a number of risks. These risks should be read and considered with other information provided in this report.

Because of the significant concentration of Infinity’s business in California, Infinity’s profitability may be adversely affected by negative developments in the California insurance market.

California, Infinity’s largest market, generated approximately 48% of Infinity’s gross written premiums in 2005. Consequently, Infinity’s revenues and profitability are affected by the dynamic nature of regulatory, legal, economic and competitive conditions in that state. Recent examples of potentially adverse regulatory or judicial developments in California include restrictions on the type of compensation paid to, or fees charged by, independent brokers, the prohibition of persistency discounts, proposals to further control referrals by insurers to repair shops and initiatives to eliminate or minimize territory as a rate factor and generally expand the insurance commissioner’s power over rates. These measures could negatively affect premium revenue or make it more expensive or less profitable for Infinity to conduct business in the state.

Cyclical conditions in the personal automobile insurance industry, particularly in the market for nonstandard insurance, could reduce Infinity’s profitability.

The personal automobile industry is in the midst of a “soft market” cycle, which is characterized by heightened price competition and excess underwriting capacity. To enhance revenue growth during this cycle, some insurers may opt to reduce rates or loosen underwriting standards. Such actions may make it more challenging for Infinity to maintain or grow market share and achieve desired underwriting margins. The soft market cycle may also cause some companies that have traditionally focused on writing standard and preferred risks to compete with Infinity for the nonstandard business. New competition from such companies, some of which have greater financial, technical and operating resources than Infinity, could adversely impact Infinity’s profitability and growth prospects.

Profitability may be affected if Infinity fails to accurately price the risks it underwrites.

Infinity’s profitability depends on its ability to set premium rates accurately. Pricing with accuracy is complicated by inflationary pressures on medical care, auto parts and repair services costs, and is dependent on the availability of sufficient, reliable data on which to project both severity and frequency trends and timely recognition of changes in loss cost trends. This process poses more of a challenge in markets where Infinity has less geographic presence and experience. Consequently, Infinity could underprice risks, which could negatively affect its profit margins, or overprice risks, which could reduce sales volume and competitiveness. Either scenario could adversely affect profitability.

Extra-contractual liability arising from bad faith claims could result in losses that are material to Infinity’s results of operations.

In California and Florida, among other states where Infinity has substantial operations, the judicial climate, case law or statutory framework are often viewed as less favorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to subject insurers to higher awards for pain and suffering and other compensatory damages. Such awards have in the past, and may in the future, result in losses to Infinity that are material in a given reporting period.

The failure to maintain and further develop reliable and efficient information and technology systems would be disruptive to Infinity’s operations and diminish its ability to compete successfully.

Infinity is highly dependent on its information technology and business systems performing efficiently and in an uninterrupted fashion to quote, process and service its business, and to perform actuarial functions necessary for pricing and product development. These systems must also possess the capability of undergoing modifications and improvements, from time to time, without interruptions or timely delays, so that Infinity may meet growing customer demands for user friendly on-line systems and high quality and convenient customer service. A material failure in these systems could interrupt operations and adversely affect our results of operations. The failure to constantly improve these systems would put Infinity at a competitive disadvantage.

Legal, regulatory and legislative challenges to established practices in the areas of underwriting, claims handling and compensation issues are continually emerging and could adversely impact Infinity’s revenues or established methods of doing business.

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, challenges to prevailing industry practices continue to emerge. Recent challenges to Infinity’s practices relate to:

•	the use of an applicant’s credit and other rating factors in making risk selection and pricing decisions;

•	the manner in which brokers are compensated and provided incentives;

•	the use of automated databases to assist in the adjustment of bodily injury claims; and

•	terms and conditions surrounding the use of direct repair shops and towing services.

Some of these practices are the subject of ongoing litigation (See Note 12 Legal Proceedings). How or when these issues are ultimately resolved is uncertain. The resolutions could, however, adversely impact Infinity’s revenues or its methods of doing business.

The inability to recruit, develop and retain key personnel could prevent Infinity from implementing its business strategy and negatively affect future growth and profitability.

Successful implementation of Infinity’s business strategy will depend, in part, upon the continued services of its Chief Executive Officer, James Gober, who is under contract with the Company through December 2007. Infinity’s future success will also depend on it attracting and retaining other executives and key personnel. The highly competitive nature of the industry, along with the advantages larger, more established or well known competing firms possess in the recruiting process, pose a challenge for companies like Infinity. The loss of any of the executive officers or key personnel, or the inability to attract and retain new talent, could prevent Infinity from fully implementing its business strategy and negatively affect its growth plans and profitability.

Infinity may not be able to attract and retain independent agent and brokers, which could negatively affect revenues.

Infinity must compete with other insurance carriers for independent agents’ and brokers’ business in an increasingly competitive marketplace. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive non-cash incentives. Recent or future regulations, legislation or litigation may also have the effect of limiting the manner in which its producers are compensated or provided incentives, particularly in California where Infinity deals predominantly with brokers. Such developments could negatively impact revenues in a given market.

Infinity is vulnerable to a reduction in the amount of business written by independent agents.

Reliance on the independent agency as its primary distribution channel makes Infinity vulnerable to the growing popularity of direct distribution channels, particularly the Internet. Approximately two-thirds of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company’s products) and approximately one-third is sold by independent agents. A material reduction in the amount of business generated through the independent agency channel could negatively impact Infinity’s revenues and growth opportunities.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B

Unresolved Staff Comments

None.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease approximately 715,000 square feet of office and warehouse space in numerous cities throughout the United States. Most of these leases expire within five years. The most significant leased office spaces are located in Birmingham, Alabama (Infinity’s principal office); suburban Atlanta, Georgia; Irving, Texas; Windsor, Connecticut; and Los Angeles, California.

ITEM 3

Legal Proceedings

See Note 12 of the Consolidated Financial Statements for disclosure of the Company’s material Legal Proceedings.

ITEM 4

Submission of Matters to a Vote of Security Holders

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Infinity had 33 registered holders of record and an estimated 3,480 total holders at March 1, 2006. Infinity’s common stock is listed and traded on the NASDAQ National Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. The Company’s closing per-share stock price on March 1, 2006 was $39.35.

Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends)	Return to Shareholders (including dividends)
March 31, 2004	$38.29	$28.94	$31.41	$0.055	(5.0)%	(4.8)%
June 30, 2004	33.60	28.97	33.00	0.055	5.1%	5.2%
September 30, 2004	33.09	26.24	29.53	0.055	(10.5)%	(10.3)%
December 31, 2004	37.15	27.94	35.20	0.055	19.2%	19.4%

March 31, 2005	$37.10	$30.77	$31.26	$0.060	(11.2)%	(11.0)%
June 30, 2005	37.26	29.90	34.88	0.060	11.6%	11.8%
September 30, 2005	37.52	31.19	35.09	0.060	0.6%	0.8%
December 31, 2005	38.47	33.30	37.21	0.060	6.0%	6.2%

For the twelve months ended:
December 31, 2004	$38.29	$26.24	$35.20	$0.220	6.5%	7.2%
December 31, 2005	38.47	29.90	37.21	0.240	5.7%	6.4%

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – March 31, 2005	4,294	(a)	$32.17		—	$50,000,000
April 1, 2005 – June 30, 2005	—		—		—	50,000,000
July 1, 2005 – September 30, 2005	29,720		33.59	(b)	29,720	49,000,310
October 1, 2005 – October 31, 2005	—		—		—	49,000,310
November 1, 2005 – November 30, 2005	—		—		—	49,000,310
December 1, 2005 – December 31, 2005	—		—		—	49,000,310

Total	34,014		$33.41		29,720	$49,000,310

(a)	In February 2005, two executive officers holding restricted shares surrendered a total of 4,294 shares to the Company to satisfy their income tax obligations resulting from the vesting of such shares.
(b)	Average price paid per share excludes commissions.
(c)	In January 2005, the Board of Directors authorized a share repurchase program expiring December 31, 2007, whereby the Company may repurchase up to an aggregate of $50 million of its outstanding common shares.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6

Selected Financial Data

At December 31, 2002, AFG transferred the NSA Group to Infinity. Financial information for periods prior to the date of transfer represents the combined information of the NSA Group. Infinity also acquired the Assumed Agency Business from GAI through a reinsurance transaction effective January 1, 2003. The historical financial information shown below as of and for the years ended December 31, 2001 and December 31, 2002 was derived from audited financial statements. The Infinity financial data as of and for the twelve-month periods ended December 31, 2005, 2004 and 2003 include the results of the Assumed Agency Business. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

(in thousands)	2005	2004	2003	2002	2001
Infinity
Net premiums earned	$961,503	$872,324	$698,714	$645,857 (a)	$916,378
Total revenues	1,053,275	951,763	768,984	704,453	990,004

Loss & LAE ratio	67.1%	69.1%	79.9%	81.8%	82.1%
Underwriting ratio	21.5%	20.0%	12.6%	12.2%	22.1%

Combined ratio	88.6%	89.1%	92.5%	94.0%	104.2%

Net earnings	$106,308	$96,398	$58,236	$45,870	$9,731
Net earnings per diluted share	5.09	4.62	2.83	N/A	N/A

Return on average common shareholders’ equity	18.1%	19.2%	13.8%	9.7%	1.7%

Cash and investments	$1,447,685	$1,441,125	$1,392,170	$1,061,252	$1,188,142
Total assets	1,971,728	1,944,938	1,902,739	1,552,926	1,760,413
Unpaid losses and LAE	624,552	673,213	727,829	618,410	647,622
Debt outstanding	199,366	199,305	195,500	55,000	—
Total liabilities	1,345,134	1,397,517	1,447,369	1,166,123	1,197,656
Shareholders’ equity	626,594	547,421	455,370	386,803	562,757

Cash dividend per common share	$0.240	$0.220	$0.165	N/A	N/A
Common shares outstanding (b)	20,649	20,581	20,484	N/A	N/A
Book value per common share	$30.34	$26.60	$22.23	N/A	N/A

Ratios:
Debt to total capital	24.1%	26.7%	30.0%	12.4%	0.0%
Interest coverage	14.5	13.1	14.4	—	N/A

Assumed Agency Business (c)
Earned premiums				$107,224 (a)	$149,925

Loss & LAE ratio				84.9%	81.2%
Underwriting ratio				24.4%	28.6%

Combined ratio				109.3%	109.8%

Assets (excluding investments to be transferred)				$53,536	$78,808
Investments to be transferred				125,378	—
Unpaid losses and LAE				125,623	115,885
Liabilitites to be transferred				178,914	200,506

(a)	The decline in earned premiums in 2002 is due primarily to a reinsurance agreement pursuant to which Infinity ceded 90% of the automobile physical damage business written. The increase in earned premium in years 2004 and 2005 is a result of the discontinuation of that reinsurance agreement as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(b)	Common shares outstanding exclude non-vested restricted shares of 45, 90 and 134 for 2005, 2004 and 2003, respectively.
(c)	The results of the Assumed Agency Business’s operations and its balance sheet data are included in the Infinity figures as of and for the twelve-month periods ended 2005, 2004 and 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

INDEX TO MD&A

Refer to “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Overview

Infinity continued to improve upon its successes in prior years by posting a 10.3% increase in net earnings in 2005 over 2004. Net earnings and diluted earnings per share for 2005 were $106.3 million and $5.09, respectively, compared to $96.4 million and $4.62 in 2004. Book value per share increased 14.1% from $26.60 to $30.34, primarily from the contribution of earnings in excess of shareholder dividends. The return on equity of 18.1% in 2005 exceeded Infinity’s long-term target of 12%.

A 10.2% increase in earned premiums and $22.3 million of realized gains resulted in a 10.7% increase in revenues in 2005. Earned premiums increased due substantially to significant written premium growth during the first half of 2005. Realized gains in 2005 include $20.3 million of taxable gains from securities sold to utilize a portion of available tax loss carryforwards.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

After increasing 13.0% during the first half of 2005, written premiums declined in the second half of the year resulting in a growth rate, for the twelve months ended December 31, 2005, of 5.2%. The decline in premiums in the second half of the year was primarily attributable to increased competition in several states, slowing growth in select states where Infinity raised rates to improve profitability and slowing growth in California. In Infinity’s 17 Focus States, personal auto premium growth was 8.0% for the year with premiums in California, Infinity’s largest state, growing 5.6%.

Underwriting margins remained strong in 2005 with a reported GAAP combined ratio of 88.6%, down slightly from the 89.1% reported for 2004. Underwriting results in 2005 and 2004 benefited from $32.8 million and $14.5 million, respectively, of favorable development on prior year accident year reserves. Excluding the favorable development, Infinity’s combined ratio increased slightly from 90.8% to 92.0%. The increase is primarily a result of significant growth in new business writings, which typically have higher loss and LAE ratios than renewal business, in Florida and in several of Infinity’s twelve Remaining Focus States. Infinity had limited exposure to losses from the hurricanes in both 2005 and 2004. Total catastrophe related losses were $2.3 million and $1.6 million in 2005 and 2004, respectively.

Overall, market conditions continued to be very competitive in 2005 as many companies sought to generate premium growth through aggressive agent incentives, increased commission arrangements and increased advertising rather than significant rate reductions. While claims frequency on a national basis has declined since the prior year, Infinity has seen, in select states, early indications that claims frequency is again beginning to increase. Infinity will continue to assess its competitive position, rate adequacy and growth opportunities on a state-by-state basis while striving to maintain a desirable combination of profitability and growth. Infinity believes it is well positioned to do so given the opportunities to capitalize on its expertise in marketing to the Hispanic segment of the population, expand into additional markets such as Colorado and Nevada and capture a meaningful share of the uninsured driver population in California and Texas as those states more aggressively enforce their mandatory insurance laws for all drivers.

Critical Accounting Policies

(See also Note 1 of the Consolidated Financial Statements, “Reporting and Accounting Policies”)

The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, the determination of “other-than-temporary” impairment on investments and accruals for litigation are the areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical.

Insurance Reserves

Insurance reserves, or unpaid losses and LAE, are management’s best estimate of (i) the ultimate amounts that will be paid for all claims that have been reported up to the date of the current accounting period but that have not yet been paid, (ii) an estimate of claims that have occurred but have not yet been reported to the Company (“incurred but not reported” or “IBNR”), and (iii) the claim settlement expenses.

While the ultimate liability may be greater or lower than recorded loss reserves, the development period for personal auto coverage is shorter than that associated with many other property and casualty coverages and can therefore be established with less uncertainty than coverages developing over longer periods, such as environmental coverage.

Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Infinity estimates liabilities for the costs of losses and LAE for both reported and unreported (IBNR) claims based on historical trends in the following key assumptions adjusted for deviations in such trends:

•	Claims settlement and payment practices;

•	Business mix;

•	Coverage limits and deductibles;

•	Inflation trends in auto repair and medical costs; and

•	Legal and regulatory trends affecting claims settlements.

Where deviations from historical trends in these key items exist, when possible, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amounts of reserves. The list of “key underlying assumptions” provided above are examples of major factors taken into account in developing these estimates.

Infinity reviews loss reserve adequacy quarterly by accident year at a state and coverage level, while it reviews reserves quarterly for the Assumed Agency Business only at the coverage level. Reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations. Loss and LAE reserves are also certified to state regulators annually.

During each quarterly review by the internal actuarial staff, using the additional information obtained with the passage of time, factor selections are updated, which in turn adjust the ultimate loss estimates and held IBNR reserves for the subset of the business and accident period affected by such updates. The actuarial staff also performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per policy. As an overall review, the staff then evaluates for reasonableness loss and LAE ratios by accident year by state and by coverage.

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

Management believes that Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 84% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

The Company’s management believes that the historical magnitude of adjustments to ultimate losses on an accident year basis are indicative of the sensitivity of currently held loss reserves to changes in underlying assumptions. Over the past four accident years, the years for which data was readily available, the combined effects of adjustments to the initial estimate for average ultimate claims frequency and severity have ranged from (4.6)% to 4.3% (averaging (0.2)%).

Ultimate loss estimates usually experience the greatest adjustment within the first twelve months after the accident year. Accordingly, the highest degree of uncertainty is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and these elements must be estimated as of the current reporting date. The proportion of losses with these characteristics diminishes in subsequent years.

Applying the four-year historical variances calculated above to the current 2005 accident year’s estimate of ultimate losses would yield an indication of sensitivity to held reserves from $(22.8) million to $21.1 million, or about (3.7)% to 3.4% of held reserves, generating an impact to after-tax income of $14.8 million to $(13.7) million, respectively. The final outcome may fall below or above these amounts.

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1995 through 2005. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business on January 1, 2003, and those of Infinity combined for 2003 and all subsequent years. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for Unpaid Losses and LAE - as re-estimated at December 31, 2005, shows the re-estimated liability as of December 31, 2005. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions):

INFINITY

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Liability for unpaid losses & LAE:
As originally estimated*	$569	$511	$525	$589	$543	$630	$611	$711	$698	$655	$609
As re-estimated at December 31, 2005	567	531	534	546	517	666	666	748	676	623	N/A

Liability re-estimated:
One year later	97.8%	99.5%	100.8%	95.0%	95.3%	98.5%	100.2%	102.1%	97.8%	95.1%
Two years later	98.6%	101.9%	103.3%	93.6%	92.9%	101.1%	106.3%	104.7%	96.8%
Three years later	99.2%	104.7%	102.6%	91.0%	93.6%	104.4%	108.5%	105.3%
Four years later	100.4%	104.3%	100.9%	92.5%	94.3%	105.7%	109.2%
Five years later	100.0%	103.5%	101.7%	92.5%	94.8%	105.8%
Six years later	99.5%	103.9%	101.5%	92.7%	95.1%
Seven years later	99.7%	103.8%	101.6%	92.9%
Eight years later	99.6%	103.7%	101.7%
Nine years later	99.5%	103.9%
Ten years later	99.6%

Cumulative deficiency (redundancy):	(0.4)%	3.9%	1.7%	(7.1)%	(4.9)%	5.8%	9.2%	5.3%	(3.2)%	(4.9)%	N/A

Cumulative paid as of:
One year later	63.8%	62.9%	59.3%	54.5%	53.0%	53.3%	51.3%	49.7%	48.4%	49.3%
Two years later	85.0%	83.9%	81.3%	73.2%	69.6%	76.2%	78.9%	76.2%	72.0%
Three years later	93.2%	94.3%	90.8%	80.6%	81.4%	91.1%	94.4%	91.0%
Four years later	96.6%	98.7%	94.9%	86.5%	88.7%	98.6%	102.1%
Five years later	98.3%	100.4%	98.0%	90.1%	91.9%	102.2%
Six years later	98.4%	101.9%	100.2%	91.4%	93.7%
Seven years later	98.8%	103.1%	100.8%	92.2%
Eight years later	99.3%	103.4%	101.4%
Nine years later	99.3%	103.7%
Ten years later	99.5%

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and LAE.

(in millions)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
As originally estimated
Net liability shown above*	$569	$511	$525	$589	$543	$630	$611	$711	$698	$655	$609
Add reinsurance recoverables	5	12	6	11	10	13	37	33	30	18	15

Gross liability	$574	$523	$531	$600	$553	$643	$648	$744	$728	$673	$625

As re-estimated at December 31, 2005:
Net liability shown above	$567	$531	$534	$546	$517	$666	$666	$748	$676	$623	N/A
Add reinsurance
Recoverables	9	21	17	21	24	24	51	46	28	19	N/A

Gross liability	$576	$553	$551	$568	$541	$690	$718	$794	$704	$642	N/A

Gross cumulative deficiency (redundancy)	0.4%	5.6%	3.7%	(5.3)%	(2.3)%	7.3%	10.8%	6.8%	(3.3)%	(4.6)%	N/A

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

The following table presents the development of loss reserves for the Assumed Agency Business through December 31, 2002. Development for 2003 for the Assumed Agency Business is included in the Infinity table above. Under the reinsurance agreement entered into with GAI, Infinity’s insurance subsidiaries assumed the net reserves from GAI. Accordingly, gross reserves and net reserves are the same.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions):

ASSUMED AGENCY BUSINESS

	1995	1996	1997	1998	1999	2000	2001	2002
Liability for unpaid losses & LAE:
As originally estimated	$189	$213	$190	$150	$118	$106	$116	$126
As re-estimated at December 31, 2005	205	196	145	122	118	110	120	N/A

Liability re-estimated:
One year later	114.4%	106.2%	88.9%	84.1%	102.9%	104.9%	106.8%
Two years later	118.0%	99.3%	78.0%	86.2%	100.6%	106.8%	101.6%
Three years later	113.6%	93.9%	79.5%	82.3%	101.1%	102.8%	103.4%
Four years later	110.2%	93.3%	76.6%	81.7%	98.9%	104.5%	103.7%
Five years later	109.3%	91.7%	76.5%	80.9%	100.7%	104.2%
Six years later	108.1%	92.1%	76.2%	81.7%	99.8%
Seven years later	108.7%	91.9%	76.6%	81.2%
Eight years later	108.5%	92.4%	76.2%
Nine years later	108.9%	92.1%
Ten years later	108.8%

Cumulative deficiency (redundancy):	8.8%	(7.9)%	(23.8)%	(18.8)%	(0.2)%	4.2%	3.7%

Cumulative paid as of:
One year later	57.6%	51.4%	37.8%	38.6%	47.5%	47.0%	43.6%
Two years later	86.0%	71.2%	55.2%	57.9%	69.5%	70.8%	60.2%
Three years later	97.7%	80.6%	65.2%	69.4%	83.3%	80.8%	79.7%
Four years later	102.6%	85.6%	70.2%	75.3%	88.1%	91.6%	90.4%
Five years later	104.5%	88.1%	73.3%	76.4%	93.2%	96.3%
Six years later	105.8%	90.2%	73.8%	78.3%	95.4%
Seven years later	107.5%	90.3%	74.8%	79.6%
Eight years later	107.5%	91.0%	75.6%
Nine years later	108.1%	91.7%
Ten years later	108.8%

During calendar year 2005, Infinity experienced $32.8 million of favorable reserve development, primarily from continued favorable development in the California business.

During calendar year 2004, Infinity experienced $14.5 million of favorable reserve development, primarily from continued favorable development in accident year 2003 on claim frequency on the California book of business, offset partially by continued unfavorable development in accident years 2000-2002 primarily from LAE on the declining New York book of business.

During calendar year 2003, $11.7 million of adverse loss and LAE reserve development occurred primarily due to business from New York, partially offset by other reserve releases.

Other-than-Temporary Losses on Investments

Changes in the fair values of held investment securities are usually recorded as changes in unrealized gains or losses on investments, a component of shareholders’ equity. Net earnings are not affected until the disposition of a given security or, if an unrealized loss is deemed to be other-than-temporary, an impairment charge is recorded as a realized capital loss and the cost basis of the security is reduced.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates

•	the extent to which fair value is less than cost basis

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings

•	issuer news releases

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	near-term prospects for improvement in the issuer and/or its industry

•	industry research and communications with industry specialists

•	third-party research and credit rating reports

•	the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value

Management regularly evaluates for potential impairment each security position that (i) has a fair value of less than 80% of its book value or (ii) the unrealized loss exceeds $100,000, as well as (iii) each position held for which one or more impairment charges have been recorded in the past or (iv) other positions held related to an issuer of a previously impaired security. The process of evaluation includes assessments of each item listed above. Since it is not possible to accurately predict if or when a specific security will become other than temporarily impaired, total impairment charges could be material to the results of operations in a future period. However, management believes that it is not likely that such impairment charges will have a significant effect on Infinity’s liquidity.

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies.” Under this guidance, reserves for loss may only be recorded if the likelihood of occurrence is probable and the amount is reasonably estimable. Management considers each legal action and records reserves for losses in accordance with this guidance. Infinity believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against Infinity for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity.

Liquidity and Capital Resources

Ratios

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2005, the capital ratios of all Infinity insurance subsidiaries exceeded the RBC requirements.

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $6.7 million annually since 2003.

At December 31, 2005 Infinity had $200 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”) outstanding. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 3 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2006, Infinity increased its quarterly dividend to $.075 per share from $.06 per share. On an annual basis, Infinity’s dividend payments will be approximately $6.2 million.

In January 2005, the Board of Directors authorized a share repurchase program expiring on December 31, 2007 whereby the Company may repurchase up to an aggregate amount of $50 million of its outstanding common shares. During 2005, Infinity repurchased 29,720 shares at an average cost of $33.59.

Funds to meet these expenses come primarily from dividends from the insurance subsidiaries, as well as cash and investments held at the holding company. In 2005, Infinity’s insurance subsidiaries paid Infinity $62.5 million in ordinary dividends. In 2006, Infinity’s insurance subsidiaries may pay to Infinity up to $160.4 million in ordinary dividends without prior regulatory approval. As of December 31, 2005, Infinity had $135 million of cash and investments.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Infinity’s $20 million credit facility expired on August 31, 2005 and was replaced with a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at December 31, 2005.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $56.2 million in 2005, $61.0 million in 2004, and $67.2 million in 2003. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from their combined $1.2 billion fixed maturity portfolio. Management believes that cash and investment balances, which are supported by cash flows generated from operations and maturing investments, are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Contractual Obligations

Infinity and its insurance subsidiaries’ contractual obligations as of December 31, 2005 are (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Loss and LAE Reserves (a)	Total
2006	$11,000	$19,780	$284,386	$315,166
2007-2008	22,000	35,664	225,307	282,971
2009-2010	22,000	20,720	58,683	101,403
2011 and after	238,500	17,765	56,176	312,441

Total	$293,500	$93,929	$624,552	$1,011,981

(a)	The payout pattern for reserves for losses and LAE is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid can and will vary from these estimates, as discussed in the Critical Accounting Policies section.

Investments

General

Infinity’s Audit Committee has approved investment guidelines for the Company and its wholly-owned subsidiaries. The policy specifically addresses overall investment objectives, permissible assets, prohibited assets, permitted exceptions to the policy and credit quality.

Additionally, Infinity employs an independent company, American Money Management (“AMM”), to conduct, in accordance with the Company’s investment guidelines, all of the investment purchases and sales for the Company and its insurance subsidiaries. The Company’s Chief Financial Officer and the Audit Committee, at least quarterly, review the performance of the portfolio management and AMM’s compliance with the Company’s investment guidelines.

Infinity’s consolidated investment portfolio at December 31, 2005 contained $1.3 billion in fixed maturity securities and $59.7 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholder’s equity on an after-tax basis. At December 31, 2005, Infinity had pretax net unrealized losses of $4.9 million on fixed maturities and pretax unrealized losses of $0.7 million on equity securities.

Approximately 94% of the fixed maturities that Infinity held at December 31, 2005 were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of Infinity’s fixed maturity portfolio was Aa3 at December 31, 2005. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in mortgage-backed securities (“MBS”) represented approximately one-fourth of Infinity’s fixed maturity portfolio at December 31, 2005. MBS are, in periods of rising interest rates, subject to significant extension risk due to the fact that mortgages may be repaid more slowly than expected as borrowers postpone refinancing in anticipation of lower fixed rates in the

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

future. Nevertheless, Infinity did not experience a significant decline in its principal payments during 2005. Principal payments, including prepayments, on MBS were approximately $39 million and $34 million for the twelve months ended December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, approximately 96% of Infinity’s MBS are rated “AAA” by a nationally recognized rating agency. Additionally, all but one MBS, amounting to $1.1 million of the $309 million MBS portfolio, are investment grade according to the NAIC rating guidelines.

The average duration of Infinity’s fixed maturity portfolio was 3.6 years at December 31, 2005.

	Twelve months ended December 31, 2005
(in thousands)			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$123,936	$122,856	$579	$(1,659)
State and municipal	243,899	242,553	1,351	(2,697)
Public utilities	50,878	51,690	1,081	(269)
Mortgage-backed securities	312,982	308,897	358	(4,443)
Corporate and other	592,231	592,942	8,167	(7,457)
Redeemable preferred stocks	4,054	4,108	53	—

Total fixed maturities	$1,327,980	$1,323,045	$11,589	$(16,524)
Equity securities	60,380	59,706	1,870	(2,544)

Total	$1,388,360	$1,382,751	$13,459	$(19,068)

The following table presents the yields of Infinity’s investment portfolios as reflected in the financial statements.

	Twelve months ended December 31,
	2005	2004	2003
Yield on fixed income securities:
Excluding realized gains and losses	4.8%	5.1%	5.5%
Including realized gains and losses	6.1%	5.3%	5.6%

Yield on equity securities:
Excluding realized gains and losses	3.0%	4.7%	4.8%
Including realized gains and losses	14.9%	21.3%	3.5%

Yield on all investments:
Excluding realized gains and losses	4.8%	5.1%	5.5%
Including realized gains and losses	6.4%	5.5%	5.5%

Fixed Maturity Investments

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2005 based on their fair values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

(in thousands) Maturity	Securities With Unrealized Gains	Securities With Unrealized Losses	Securities With No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$51,527	$20,781	$6,498	$78,806
After one year through five years	146,806	378,764	5,638	531,208
After five years through ten years	107,892	198,514	—	306,406
After ten years	62,336	35,392	—	97,728
Mortgage-backed securities	38,006	270,891	—	308,897

	$406,567	$904,342	$12,136	$1,323,045

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Exposure to Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Infinity’s exposures to market risk relate primarily to its investment portfolio, which is exposed primarily to interest rate risk and credit risk and, to a lesser extent, equity price risk.

The fair value of Infinity’s fixed maturity portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Infinity’s fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. In addition, the risk of loss in fair value is partially mitigated by higher market rates available for new funds available for investment. The portfolios of Infinity’s insurance companies are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

Interest Rate Risk

The fair values of Infinity’s fixed maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates on Infinity’s fixed maturity portfolio and long-term debt. It is assumed that the effects are realized immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table.

(in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$1,415,392	$1,369,961	$1,346,790	$1,323,045	$1,298,759	$1,274,221	$1,224,859
Fair value of long-term debt	222,681	208,480	201,788	195,341	189,165	183,213	171,978

The following table provides information about Infinity’s fixed maturity investments at December 31, 2005, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

(in thousands)

Principal Cash Flows for the twelve months ended
2006	$105,816
2007	140,318
2008	148,180
2009	239,308
2010	238,435
Thereafter	436,142

Total	$1,308,199

Fair value	$1,323,045

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Risk

Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The average credit quality rating for Infinity’s fixed maturity portfolio was Aa3 at December 31, 2005. Non-performing fixed maturities, securities that have not produced investment income during the previous twelve months, were $1.1 million or 0.08% of the $1.3 billion portfolio as of December 31, 2005.

The following table shows Infinity’s bonds and redeemable preferred stocks, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2005. (in thousands)

NAIC Rating	Comparable S&P Rating	Amortized Cost	Fair Value Amount	%
1	AAA, AA, A	$1,092,986	$1,085,026	82.0%
2	BBB	152,485	153,985	11.6%

	Total investment grade	$1,245,471	$1,239,011	93.6%

3	BB	$45,546	$46,074	3.5%
4	B	26,060	25,982	2.0%
5	CCC, CC, C	8,237	8,471	0.6%
6	D	2,666	3,507	0.3%

	Total non-investment grade	$82,509	$84,034	6.4%

	Total	$1,327,980	$1,323,045	100.0%

Equity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Infinity’s exposure to equity price risk is limited as its equity investments comprise only 4.3% of its total investment portfolio. Two-thirds of the equity holdings are common stocks concentrated in the media and healthcare industries, while the largest holding is $5.1 million or 8.5% of the $59.7 million portfolio. The five largest investments, out of a total of 33 investments, comprise 35% of the total equity portfolio. Holdings include 29 common stocks, with an average beta of 1.04, and four preferred stocks.

Goodwill

Goodwill carried on Infinity’s balance sheet represents the excess of AFG’s carrying value over tangible assets in the NSA Group and the Assumed Agency Business at the date of transfer to Infinity in contemplation of Infinity’s initial public offering in early 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of October 1, 2005 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The October 1, 2005 test results indicated that there was no impairment at that date. Infinity intends to perform this test annually each October 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Underwriting

Premiums

Infinity’s net earned premiums and policies-in-force are as follows (in thousands, except for policies-in-force):

	Twelve months ended December 31,
	2005	2004	$ Change	% Change
Net Earned Premiums
Gross written premium
Personal Auto Insurance:
Top Five Focus States	$775,345	$736,142	$39,203	5.3%
12 Remaining Focus States	133,531	105,649	27,882	26.4%
Non-Focus States	14,955	38,682	(23,727)	(61.3)%

Subtotal	$923,831	$880,473	$43,358	4.9%
Commercial Vehicle	44,610	41,766	2,844	6.8%
Classic Collector/Other	20,229	17,982	2,246	12.5%

Total gross written premiums (1)	$988,670	$940,221	$48,448	5.2%
Ceded reinsurance	(9,035)	(22,465)	13,431	(59.8)%

Net written premiums	$979,635	$917,756	$61,879	6.7%
Change in unearned premiums	(18,131)	(45,432)	27,301	(60.1)%

Net earned premiums	$961,503	$872,324	$89,180	10.2%

Net earned premiums excluding the effect of Quota Share Agreements	$961,503	$925,707	$35,796	3.9%

	Twelve months ended December 31,
	2004	2003	$ Change	% Change
Net Earned Premiums
Gross written premium
Personal Auto Insurance:
Top Five Focus States	$736,142	$713,990	$22,152	3.1%
12 Remaining Focus States	105,649	110,453	(4,805)	(4.3)%
Non-Focus States	38,682	83,049	(44,367)	(53.4%

Subtotal	$880,473	$907,493	$(27,019)	(3.0)%

Commercial Vehicle	41,766	41,512	254	0.6%
Classic Collector/Other	17,982	16,842	1,140	6.8%

Total gross written premiums (1)	$940,221	$965,847	$(25,625)	(2.7)%
Ceded reinsurance	(22,465)	(148,208)	125,743	(84.8)%

Net written premiums	$917,756	$817,639	$100,117	12.2%
Change in unearned premiums	(45,432)	(118,925)	73,492	(61.8)%

Net earned premiums	$872,324	$698,714	$173,610	24.8%

Net earned premiums excluding the effect of Quota Share Agreements	$925,707	$964,853	$(39,146)	(4.1)%

(1)	2005, 2004 and 2003 excludes $9.8 million, $16.4 million and $13.5 million, respectively, of premiums written on behalf of other companies. 2005, 2004 and 2003 also exclude $4.3 million, $7.2 million and $48.0 million, respectively of unearned premium transfers. Year 2003 includes $22.2 million of premium ceded prior to the assumption from GAI.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,
	2005	2004	Change	%
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	575,562	553,031	22,531	4.1%
12 Remaining Focus States	85,059	72,178	12,881	17.8%
Non-Focus States	7,339	16,636	(9,297)	(55.9)%

Subtotal	667,960	641,845	26,115	4.1%

Commercial Vehicle	14,627	13,617	1,010	7.4%
Classic Collector/Other	58,094	57,967	127	0.2%

Total	740,681	713,429	27,252	3.8%

	As of December 31,
	2004	2003	Change	%
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	553,031	543,437	9,594	1.8%
12 Remaining Focus States	72,178	65,489	6,689	10.2%
Non-Focus States	16,636	37,461	(20,825)	(55.6)%

Subtotal	641,845	646,387	(4,542)	(0.7)%

Commercial Vehicle	13,617	13,678	(61)	(0.4)%
Classic Collector/Other	57,967	51,417	6,550	12.7%

Total	713,429	711,482	1,947	0.3%

2005 compared to 2004

Gross written premiums for the year ended December 31, 2005, grew 5.2% compared to 2004. Infinity achieved gross premium growth of 13.0% during the first six months of the year largely as a result of business from newly appointed agents and brokers, from success in the continued roll-out of its three-tiered product offering in its Focus States (see Business – Distribution and Marketing) as well as additional marketing efforts. Gross premiums declined 2.9% during the second half of the year as several competitors decreased rates with Infinity taking selective rate increases to improve profitability in several states. During 2005, Infinity implemented 57 rate revisions in various states with an overall rate impact of a modest 2.2% increase. For the same reasons discussed above, Infinity’s policies-in-force grew 3.8% compared to December 31, 2004.

Infinity’s personal auto writings in its Top Five Focus States for the year ended December 31, 2005 grew 5.3% compared to 2004. Policies-in-force for these states grew 4.1% compared to December 31, 2004. Although premium growth slowed to 3.6% in the second half of the year in California, Infinity’s largest state, personal auto premiums for the year were 5.6% higher than in 2004. Policies-in-force for California grew 3.1% compared to December 31, 2004. Rate increases on targeted programs in Florida slowed new business production in the second half of the year, but the strong growth in the first half of the year resulted in annual premium growth of 22.4% while policies-in-force grew 20.4%. Georgia also had positive growth in both premium and policy counts of 9.7% and 9.5% respectively.

Personal auto premiums and policy counts declined at December 31, 2005, in both Pennsylvania and Connecticut compared to December 31, 2004. The premium decline in Pennsylvania of 14.8% was a result of certain competitors taking rate decreases and implementing aggressive commission incentives. In Connecticut, Infinity worked throughout the year to get a replacement product for the business written through GAI and assumed by Infinity approved by the Department of Insurance. This product was approved early in the third quarter. However, premiums declined during the year as Infinity was not accepting new business in the old program. In the fourth quarter of 2005, Infinity sold the renewal rights on the old Connecticut program to an unaffiliated insurance carrier. However, Infinity will continue to focus on growth in Connecticut through its recently filed new programs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the twelve Remaining Focus States, personal auto premiums and policies-in-force grew 26.4% and 17.8% compared to December 31, 2004, respectively. Eight of the twelve states had positive premium growth for the year, with Alabama, Arizona, Missouri, Ohio, South Carolina, Texas and Virginia all posting double-digit growth.

Gross written premiums in Infinity’s commercial vehicle business continued to grow in 2005. Premium and policies-in-force growth of 6.8% and 7.4%, respectively, was primarily driven by increases in California, Florida and Texas.

Classic Collector business and other personal lines premiums grew 12.5% in 2005. Classic Collector premiums and policies-in-force grew 5.1% and 0.2%, respectively, during 2005 primarily from growth in California, Florida and Pennsylvania. The remaining growth in gross written premiums is attributable to a change in the reinsurance agreement on the homeowners business. Beginning in 2005, GAI eliminated its reinsurance program and cedes 100% of the homeowners business to Infinity. However, Infinity’s net retention of 10% has not changed as the company put in place its own reinsurance agreement.

Premiums ceded under reinsurance coverages fell during the year as a result of the elimination of the physical damage quota share agreement at December 31, 2004 (See Note 10 of the Consolidated Financial Statements).

Earned premiums increased 10.2% during the twelve months ended December 31, 2005, partially due to the elimination of the physical damage quota share agreement at December 31, 2004. Excluding the effect of this agreement, earned premiums grew at a more modest 3.9%.

2004 compared to 2003

Gross written premiums for the year ended December 31, 2004 declined 2.7% compared to 2003. Although Infinity worked during the year to introduce new programs in its Focus States, the growth achieved in selected states was more than offset by a deliberate effort by Infinity to reduce the writings in its Non-Focus States. The introduction of the new programs was evident during the second half of the year as premiums in the Focus States grew 9.0% after declining 4.0% during the first half of the year. During 2004, Infinity implemented 45 rate revisions in various states with an overall rate impact of 2.6% increase.

Infinity’s personal auto writings in its Top Five Focus States for the year ended December 31, 2004 grew 3.1% compared to 2003. Policies-in-force for these states grew 1.8% compared to 2003. Premium growth accelerated during the year, primarily from substantial growth in Florida as a result of the introduction of Infinity’s Low-Cost and Value-Added products. Premium growth and policies-in-force in California were relatively flat at 0.3% and 0.5%, respectively, compared to 2003. Although Georgia and Pennsylvania posted declines in premiums for the year, both states posted positive growth during the second half of 2004 as a result of new program introductions.

In the twelve Remaining Focus States, personal auto premiums declined 4.3% during 2004 compared to the year ended December 31, 2003. During the fourth quarter of 2004, the growth rate in these states turned positive as premium from the introduction of 14 new programs in various states accelerated offsetting the decline in older programs. Substantial growth in Alabama, Arizona, South Carolina and Texas contributed to the growth in policies-in-force, which was 10.2% higher at December 31, 2004 compared to the same period in 2003.

Gross written premiums and policies-in-force for Infinity’s commercial vehicle business were relatively flat for the year ended December 31, 2004. In Infinity’s Focus States, commercial vehicle premiums increased 28.7%. However, this growth was offset by a 39.8% decline in premiums in the Non-Focus States, primarily New York. Gross premiums and policies-in-force for the Classic Collector business increased 17.4% and 12.8%, respectively, offset by a decline in the homeowners business. Premiums increased in each of the fourteen Focus States that had an active Classic Collector program.

Premiums ceded under reinsurance coverages fell during the year as a result of the reduction in the percentage of premiums ceded under the physical damage quota share agreement. 10% of auto physical damage premiums were ceded during 2004 compared to 90% during the first six months of 2003 and 20% during the last six months of 2003 (See Note 10 of the Consolidated Financial Statements).

Earned premiums increased 24.8% during the twelve months ended December 31, 2005, primarily as a result of the reduction in the premiums ceded under the physical damage quota share agreement during December 31, 2004. Excluding the effect of this agreement, earned premiums declined 4.1% as a result of the decline in gross written premiums.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Profitability

While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. An insurer’s underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income, other expenses or federal income taxes.

The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premiums and (ii) underwriting expenses incurred as a percentage of net written premiums. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premiums are earned; on a statutory basis these items are expensed as incurred. In addition, costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes. Finally, beginning January 1, 2005, statutory accounting principles require corporate litigation expenses, except for class action lawsuits, to be included for purposes of calculating the loss ratio, but are not required to be included on a GAAP basis. As a result, reported development on prior accident year periods will be different on a statutory basis than on a GAAP basis. Beginning January 1, 2006, Infinity will include corporate litigation expenses, except for class action lawsuits, in the GAAP combined ratio, amounts already included in the 2005 statutory combined ratios. Additionally, bad debt charge-offs on agent balances and premium receivables will be included only in the GAAP combined ratios.

	Twelve months ended December 31,
	2005			2004			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Gross of Quota Share
Personal Auto Insurance:
Top Five Focus States	64.9%	20.2%	85.0%	61.8%	21.1%	83.0%	3.0%	(1.0)%	2.0%
12 Remaining Focus States	83.0%	24.1%	107.1%	82.3%	25.7%	108.0%	0.7%	(1.6)%	(0.9)%
Non-Focus States	132.9%	32.4%	165.3%	120.2%	31.7%	151.9%	12.7%	0.7%	13.4%

Subtotal	68.9%	21.0%	89.9%	67.6%	22.2%	89.7%	1.4%	(1.2)%	0.2%

Commercial Vehicle	73.0%	22.3%	95.3%	74.2%	21.7%	95.9%	(1.2)%	0.6%	(0.6)%
Classic Collector/Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	68.7%	21.3%	90.0%	67.5%	22.5%	89.9%	1.2%	(1.2)%	0.1%

GAAP ratios	67.1%	21.5%	88.6%	67.3%	22.6%	89.8%	(0.2)%	(1.0)%	(1.2)%

GAAP ratios net of Quota Share Agreements	67.1%	21.5%	88.6%	69.1%	20.0%	89.1%	(2.0)%	1.5%	(0.5)%

NM: not meaningful due to the low premium for these lines.

	Twelve months ended December 31,
	2004			2003			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Gross of Quota Share
Personal Auto Insurance:
Top Five Focus States	61.8%	21.1%	83.0%	66.5%	19.7%	86.2%	(4.7)%	1.4%	(3.2)%
12 Remaining Focus States	82.3%	25.7%	108.0%	71.6%	25.4%	97.0%	10.7%	0.3%	11.0%
Non-Focus States	120.2%	31.7%	151.9%	89.4%	27.1%	116.5%	30.8%	4.6%	35.4%

Subtotal	67.6%	22.2%	89.7%	69.8%	21.1%	90.9%	(2.2)%	1.1%	(1.1)%

Commercial Vehicle	74.2%	21.7%	95.9%	62.9%	19.1%	82.0%	11.2%	2.7%	13.9%
Classic Collector/Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.5%	22.5%	89.9%	72.6%	21.2%	93.8%	(5.2)%	1.3%	(3.9)%

GAAP ratios	67.3%	22.6%	89.8%	72.5%	21.8%	94.3%	(5.2)%	0.8%	(4.5)%

GAAP ratios net of Quota Share Agreements	69.1%	20.0%	89.1%	79.9%	12.6%	92.5%	(10.8)%	7.4%	(3.4)%

NM: not meaningful due to the low premium for these lines.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 compared to 2004

Overall, the statutory combined ratio for the year ended December 31, 2005, increased 0.1 points compared to 2004. In 2005, on a statutory basis, Infinity had $17.0 million of favorable development, including $15.8 million of unfavorable development on extra-contractual liabilities arising from bad faith claims, on a prior accident period loss and LAE reserves. In 2004, on a statutory basis, Infinity had $14.5 million of favorable reserve development, excluding $9.3 million of unfavorable development on extra-contractual liabilities arising from bad faith claims, on prior accident period loss and LAE reserves. The favorable development in both years is primarily attributable to California business for 2004 and 2003 as the Company experienced continued improvement in claims frequency trends. Catastrophe related losses were $2.3 million in 2005 compared to $1.6 million in 2004.

An increase in the loss and LAE ratio, offset by a decrease in the underwriting ratio, resulted in a modest 2.0 point increase in the combined ratio for the Top Five Focus States compared to that in 2004. The 3.0 point increase in the loss and LAE ratio was primarily attributable to an increase in the loss and LAE ratios in Florida. The book in Florida has grown substantially as a result of new business writings, which typically have higher loss and LAE ratios than renewal business. In light of the increase in the loss and LAE ratio in Florida, Infinity took several rate adjustments in this state with an overall effect of a 15.0% increase. The underwriting expense ratio fell 1.0 point compared to 2004 as a result of the benefit of increased premium volume over which to spread fixed expenses.

The statutory combined ratio in the twelve Remaining Focus States decreased 0.9 points overall in 2005 with a decrease in underwriting ratio of 1.6 points offset by an increase in the loss and LAE ratio of 0.7 points. Infinity took rate actions throughout 2005 to improve the profitability in these states with an overall annual rate increase of 7.0% with double digit increases in some states. In spite of Infinity’s increased marketing costs as new products were introduced, the underwriting expense ratios fell 1.6 points as fixed expenses were spread over a larger premium base.

The combined ratio in the Non-Focus States remained well above 100%. Earned premiums in these states dropped 61% in 2005 and business in these states represented just 1.5% of Infinity’s total personal auto gross written premium. The increase in the loss and LAE ratio in the Non-Focus States is primarily attributable to unfavorable development on prior accident periods in New York and Louisiana, as well as catastrophe losses in Louisiana.

The combined ratio in the commercial vehicle business decreased 0.6 points with a 1.2 point decline in the loss and LAE ratio, offset by a 0.6 point increase in underwriting expenses. In the fourth quarter of 2004, Infinity strengthened reserves on the commercial vehicle business resulting in a higher loss and LAE ratio compared to the fourth quarter of 2005.

2004 compared to 2003

Overall, the statutory combined ratio for the year ended December 31, 2004, decreased 3.9 points compared to 2003. In 2004, Infinity had $14.5 million of favorable development on prior accident period loss and LAE reserves, primarily attributable to California, compared to $11.7 million of unfavorable development in 2003, primarily attributable to New York. Catastrophe related losses were $1.6 million during the 2004 compared with $3.1 million during 2003.

The statutory combined ratio for personal auto insurance for the Top Five Focus States decreased 3.2 points compared to 2003. The loss and LAE ratio dropped 4.7 points primarily as a result of favorable development on prior accident period loss and LAE reserves in California. The underwriting expense ratio for the Top Five Focus States increased 1.4 points compared to 2003 primarily as a result of increased commissions paid to agents and brokers.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The twelve Remaining Focus States’ combined ratio increased 11.0 points, primarily from a 10.7 point increase in the loss and LAE ratio. Approximately 5.3 points of the increase is a result of unfavorable development on prior accident period loss and LAE reserves in Alaska and Missouri. The remaining increase is primarily attributable to an increase in the loss and LAE ratios in Arizona and Texas. Premiums grew 26.4% and 37.3%, respectively, in these two states in 2004 substantially as a result of new writings, which typically have higher loss and LAE ratios than renewal business. Overall, Infinity raised rates 4.4% in the twelve Remaining Focus States, with double-digit increases in several states, to address the increase in combined ratio.

The combined ratio in the Non-Focus States increased 35.4%. Earned premiums in these states dropped more than 50% in 2004 to $50.3 million. The increase in the loss and LAE ratio is primarily attributable to unfavorable development on prior accident period loss and LAE reserves in New York, North Carolina and New Jersey.

The combined ratio in the commercial vehicle business increased 13.9 points in 2004 primarily as a result of an 11.2 point increase in the loss and LAE ratio. In the fourth quarter of 2004, Infinity strengthened reserves on the commercial vehicle business which resulted in the higher loss and LAE ratio.

Investment Income

Investment income is composed primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the Quota Share Agreements, as shown in the following table:

(in thousands)	Twelve months ended December 31,
	2005	2004	2003
Investment income:
Fixed maturities	$66,536	$68,664	$64,674
Equity securities	1,255	889	1,011
Other	11	7	254

Gross investment income	$67,801	$69,559	$65,939

Investment expenses:
Investment expenses	$(2,315)	$(2,421)	$(2,504)
Interest expense on Quota Share Agreements	—	(1,463)	(6,261)

Gross investment expenses	$(2,315)	$(3,883)	$(8,764)

Net investment income	$65,487	$65,676	$57,175

2005 compared to 2004

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income decreased $0.2 million for the twelve-month period ended December 31, 2005 from 2004. This slight decrease was due to lower interest expense on the physical damage quota share agreement as a result of the elimination in 2005 of that facility, offset by lower gross investment income despite a 3.9% increase in average invested assets. Infinity’s weighted-average gross investment yield decreased from 5.1% to 4.8% for the twelve-month periods ended December 31, 2004 and 2005, respectively.

2004 compared to 2003

Net investment income increased $8.5 million for the twelve-month period ended December 31, 2004 from 2003. This increase was due to (i) the decrease in interest expense associated with the Quota Share Agreements of $4.8 million for the twelve-month period ended December 31, 2004 versus the corresponding 2003 period, due to the lower utilization of the Quota Share Agreements in 2004 as compared to 2003 and (ii) higher gross investment income from a 13.1% increase in average invested assets, partially offset by a decrease in Infinity’s weighted-average gross investment yield from 5.5% to 5.1% for the twelve-month periods ended December 31, 2003 and 2004, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments

Infinity recorded realized gains on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows:

(before tax; in thousands)	Twelve months ended December 31, 2005
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$18,007	$(612)	$17,394
Equities	4,970	(63)	4,908

	$22,977	$(675)	$22,302

	Twelve months ended December 31, 2004
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$3,648	$(758)	$2,890
Equities	3,535	(372)	3,163
Gain on sale of subsidiaries	830	—	830

	$8,013	$(1,130)	$6,883

	Twelve months ended December 31, 2003
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$5,124	$(3,877)	$1,247
Equities	278	(566)	(288)

	$5,402	$(4,443)	$959

Net realized gains on sales increased in 2005 and 2004 compared to 2003 as Infinity sold securities to utilize a portion of the capital loss carryforward.

Other Income

	Twelve months ended December 31,
(in thousands)	2005	2004	2003
Finance charges on assumed business	$1,887	$2,834	$3,205
Commutation of service and indemnity agreements	—	—	6,717
Gain on sale of property	—	1,142	—

Sale of homeowners’ book	715	412	—
Non-recurring management fee income	—	1,060	—

Other	1,381	1,433	2,214

Total Other Income	$3,983	$6,880	$12,136

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income for the twelve-month period ended December 31, 2005 decreased $2.9 million from 2004, primarily due to reduced finance charge income and due to nonrecurring 2004 gains of $2.2 million for the sale of property and management fee income. Management anticipates a continued decline in future years’ finance charge income due to an expected continued decrease in the Assumed Agency Business. Other income decreased $5.3 million for the twelve-month period ended December 31, 2004 from 2003, primarily due to a nonrecurring gain of $6.7 million on the commutation of service and indemnity agreements with AFG in 2003.

Interest Expense

(in thousands)	Twelve months ended December 31,
	2005	2004	2003
Senior Notes	$11,060	$9,613	$—
$200 million term loan	—	947	3,422
Interest rate swap	—	166	565
$55 million note due to AFG	—	—	2,545

Total Interest Expense	$11,060	$10,726	$6,532

The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, require no amortization payment and mature in February 2014. The term loan accrued interest at a variable rate, which averaged 3.7% from July 16, 2003, the date of issue through February 18, 2004, at which time it was refinanced with the Senior Notes. The risk of variability in future interest expense was partially hedged by the interest rate swap. Interest expense was accrued at a fixed rate of 8.5% on the $55 million note due to AFG until its repayment in mid-July 2003 using a portion of the proceeds of the $200 million term loan. (Refer to Note 3 of the Consolidated Financial Statements for additional information on the Senior Notes.)

Other Expenses

	Twelve months ended December 31,
(in thousands)	2005	2004	2003
Uncollectible agents’ and premium receivables	$17,403	$14,606	$11,484
Corporate litigation expense	13,261	8,027	5,718
Loss on sublease	2,638	809	3,176
Other	1,598	656	1,942

Total Other Expenses	$34,900	$24,098	$22,320

2005 compared to 2004

Other expenses increased $10.8 million for the twelve-month period ended December 31, 2005 as compared to 2004. The increase relates primarily to the increased write-offs of uncollectible premium balances and higher corporate litigation expenses. The increase in premiums receivable charged off is a result of more liberal credit terms in certain states and a result of increased charge-offs in Florida, where the Department of Insurance prohibited canceling coverage for non-payment after hurricanes occurred in the second half of 2005. The increase in corporate litigation expenses was a result of the disposition of several claims-related lawsuits that sought damages beyond policy limits. In addition, the loss recorded on sub-leased space during 2005 contributed to the increase in other expenses. This loss was generated as vacant space following the consolidation of certain redundant administrative functions was sublet.

2004 compared to 2003

Other expenses increased $1.8 million for the twelve-month period ended December 31, 2003 to 2004 due to increased bad debt expense on uncollectible premiums, and increased litigation expenses during 2004, partially offset by a larger loss recorded in 2003 on office subleases. The increase in premiums receivable charged off is in part due to an increase of charge-offs in Florida, where the Department of Insurance prohibited canceling coverage for non-payment after hurricanes occurred in the third quarter of 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

The following table reconciles the Company’s GAAP and effective tax rate for the periods ending December 31, 2005, 2004 and 2003.

	Twelve months ended December 31,
	2005	2004	2003
GAAP tax rate	35.0%	35.0%	35.0%
Adjustments
Dividends received deduction	(0.2)%	(0.2)%	(0.4)%
Tax exempt interest	(1.4)%	(1.4)%	(1.2)%
Adjustment to tax reserve	—	(1.6)%	—
Adjustment to valuation allowance	(5.0)%	(6.4)%	—
Other	0.2%	0.1%	—

Effective tax rate	28.6%	25.5%	33.4%

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Exposure to Market Risk.

ITEM 8

Financial Statements and Supplementary Data

ITEM 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9A

Controls and Procedures

Infinity’s Chief Executive Officer and Chief Financial Officer, with assistance from management, have evaluated the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting

Infinity’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Infinity conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that Infinity’s internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Infinity’s system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management’s assessment of the effectiveness of Infinity’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report in which they expressed an unqualified opinion.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Infinity Property and Casualty Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Infinity Property and Casualty Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Infinity Property and Casualty Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

March 6, 2006

ITEM 9B

Other Information

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART III

ITEM 10

Directors and Executive Officers of the Registrant

Incorporated by reference to Infinity’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 23, 2006.

ITEM 11

Executive Compensation

Incorporated by reference to Infinity’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 23, 2006.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Infinity’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 23, 2006.

ITEM 13

Certain Relationships and Related Transactions

Incorporated by reference to Infinity’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 23, 2006.

ITEM 14

Principal Accountant Fees and Services

Incorporated by reference to Infinity’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 23, 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

March 6, 2006

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Twelve months ended December 31,
	2005	2004	% Change	2003	% Change
Revenues:
Earned premiums	$961,503	$872,324	10.2%	$698,714	24.8%
Net investment income	65,487	65,676	(0.3)%	57,175	14.9%
Realized gains on investments	22,302	6,883	224.0%	959	617.7%
Other income	3,983	6,880	(42.1)%	12,136	(43.3)%

Total revenues	1,053,275	951,763	10.7%	768,984	23.8%

Costs and Expenses:
Losses and LAE	644,800	603,313	6.9%	557,999	8.1%
Commissions and other underwriting expenses	207,073	174,297	18.8%	87,828	98.5%
Interest expense	11,060	10,726	3.1%	6,532	64.2%
Corporate general and administrative expenses	6,641	6,432	3.2%	6,901	(6.8)%
Loss on retirement of long-term debt	—	3,436	(100.0)%	—	—
Other expenses	34,900	24,098	44.8%	22,320	8.0%

Total expenses	904,474	822,302	10.0%	681,580	20.6%

Earnings before income taxes	148,801	129,461	14.9%	87,404	48.1%
Provision for income taxes	42,493	33,063	28.5%	29,168	13.4%

Net Earnings	$106,308	$96,398	10.3%	$58,236	65.5%

Earnings per common share:
Basic	$5.15	$4.69	9.8%	$2.86	64.0%
Diluted	5.09	4.62	10.2%	2.83	63.3%

Average number of common shares:
Basic	20,640	20,560	0.4%	20,348	1.0%
Diluted	20,892	20,859	0.2%	20,594	1.3%

Cash dividends per common share	$.240	$.220	9.1%	$0.165	33.3%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturities-at fair value (amortized cost $1,327,980 and $1,260,836)	$1,323,045	$1,304,080
Equity securities – at fair value (amortized cost $60,380 and $21,529)	59,706	24,993

Total investments	$1,382,751	$1,329,073

Cash and cash equivalents	64,934	112,052
Accrued investment income	16,779	16,732
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $11,859 and $11,524	289,917	264,978
Prepaid reinsurance premiums	9,008	12,858
Recoverables from reinsurers	18,905	20,202
Deferred policy acquisition costs	70,380	68,454
Current and deferred income taxes	29,519	12,656
Prepaid expenses, deferred charges and other assets	14,260	32,658
Goodwill	75,275	75,275

Total assets	$1,971,728	$1,944,938

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and LAE	$624,552	$673,213
Unearned premiums	402,198	387,917
Payable to reinsurers	3,319	3,953
Long-term debt (fair value $195,341 and $198,010)	199,366	199,305
Commissions payable	28,345	25,257
Accounts payable, accrued expenses and other liabilities	87,354	107,872

Total liabilities	$1,345,134	$1,397,517

Commitments and Contingencies (See Note 13)	—	—

Shareholders’ Equity:
Common stock, no par value 50,000,000 shares authorized 20,727,939 and 20,670,878 shares issued	$20,728	$20,671
Additional paid-in capital	331,511	329,994
Retained earnings	279,171	166,710
Unearned compensation (restricted stock)	(30)	(314)
Net unrealized gain (loss) on securities	(3,648)	30,360
Treasury stock, at cost (34,014 and 0 shares)	(1,138)	—

Total shareholders’ equity	$626,594	$547,421

Total liabilities and shareholders’ equity	$1,971,728	$1,944,938

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Unrealized Gain (Loss) on Securities	Treasury Stock	Total
Balance at January 1, 2003	$1	$342,743	$20,000	$—	$24,059	$—	$386,803

Net earnings	$—	$—	$58,236	$—	$—	$—	$58,236
Change in unrealized gain (loss) -investments	—	—	—	—	11,969	—	11,969
Change in unrealized gain-derivative	—	—	—	—	215	—	215

Comprehensive income	—	—	—	—	—	—	$70,420
Initial public offering (adjusted for split)	20,346	(20,346)	—	—	—	—	—
Dividends paid to common stockholders	—	—	(3,380)	—	—	—	(3,380)
Issuance of restricted stock awards	134	2,016	—	(2,150)	—	—	—
Amortization of unearned compensation	—	—	—	1,150	—	—	1,150
Employee stock purchase	3	37	—	—	—	—	40
Capital contribution		2,476	—	—	—	—	2,476
Other	—	(2,139)	—	—	—	—	(2,139)

Balance at December 31, 2003	$20,484	$324,787	$74,856	$(1,000)	$36,243	$—	$455,370

Net earnings	$—	$—	$96,398	$—	$—	$—	$96,398
Change in unrealized gain (loss) -investments	—	—	—	—	(5,668)	—	(5,668)
Change in unrealized gain-derivative	—	—	—	—	(215)	—	(215)

Comprehensive income							$90,515
Dividends paid to common stockholders	—	—	(4,544)	—	—	—	(4,544)
Issuance of common stock	171	4,685	—	—	—	—	4,856
Employee stock purchases	2	63	—	—	—	—	65
Exercise of stock options	14	206	—	—	—	—	220
Amortization of unearned compensation	—	253	—	686	—	—	939

Balance at December 31, 2004	$20,671	$329,994	$166,710	$(314)	$30,360	$—	$547,421

Net earnings	$—	$—	$106,308	$—	$—	$—	$106,308
Change in unrealized gain (loss)-investments	—	—	—	—	(34,008)	—	(34,008)

Comprehensive income							$72,300
Dividends paid to common stockholders	—	—	(4,965)	—	—	—	(4,965)
Employee stock purchases	10	268	—	—	—	—	278
Exercise of stock options	43	733	—	—	—	—	776
Stock granted to directors	4	121	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(1,138)	(1,138)
Amortization of unearned compensation	—	395	—	284	—	—	679
Correction of an immaterial error related to prior periods (See Note 4)	—	—	11,118	—	—	—	11,118

Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve months ended December 31,
	2005	2004	2003
Operating Activities:
Net earnings	$106,308	$96,398	$58,236
Adjustments:
Depreciation and amortization	13,718	17,005	17,621
Realized (gains) losses on investing activities	(22,302)	(6,883)	(959)
Change in accrued investment income	(47)	40	(1,648)
Change in agents’ balances and premiums receivable	(24,939)	(10,952)	(7,006)
Change in reinsurance receivables	5,147	40,510	92,461
Change in deferred policy acquisition costs	(1,926)	(17,596)	(17,812)
Change in other assets	26,369	(10,717)	(3,771)
Change in balances with affiliates	—	—	7,844
Change in insurance claims and reserves	(34,380)	(38,416)	(34,374)
Change in payable to reinsurers	(634)	(32,102)	(38,904)
Change in other liabilities	(21,510)	16,861	(3,426)
Other, net	516	418	1,176

Net cash provided by operating activities	$46,320	$54,566	$69,438

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	$(501,609)	$(278,038)	$(419,844)
Equity securities	(57,995)	(7,770)	(11,711)
Property and equipment	(3,778)	(4,618)	(2,096)
Maturities and redemptions of fixed maturity investments	123,993	105,819	166,672
Sales:
Fixed maturities	326,696	94,429	89,836
Stock in subsidiary	—	10,380	—
Equity securities	24,052	8,587	11,057
Property and equipment	251	1,443	177

Net cash used in investing activities	$(88,390)	$(69,768)	$(165,909)

Financing Activities:
Issuance of long-term debt	$—	$—	$196,300
Repayment of long-term debt	—	—	(4,500)
Repayment of note payable to AFG	—	—	(55,000)
Repayment of term loan	—	(195,500)	—
Proceeds from Senior Notes	—	199,256	—
Debt issuance costs	—	(2,141)	—
Proceeds from secondary stock offering	—	4,856	—
Proceeds from stock option exercise and employee stock purchase plan	1,055	285	40
Acquisition of treasury stock	(1,138)	—	—
Dividends paid to shareholders	(4,965)	(4,544)	(3,380)

Net cash (used in) provided by financing activities	$(5,048)	$2,212	$133,460

Net (decrease) increase in cash and cash equivalents	$(47,118)	$(12,990)	$36,989

Cash and cash equivalents at beginning of period	112,052	125,042	88,053

Cash and cash equivalents at end of period	$64,934	$112,052	$125,042

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

INDEX TO NOTES

1. Reporting and Accounting Policies	8. Quarterly Operating Results (unaudited)
2. Investments	9. Insurance Reserves
3. Long-Term Debt	10. Reinsurance
4. Income Taxes	11. Statutory Information
5. Computations of Earnings Per Share	12. Legal Proceedings
6. Equity Compensation Plans	13. Commitments and Contingencies
7. Benefit Plans	14. Additional Information

Note 1 Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company (collectively the “NSA Group”). Although Infinity was formed in 2002, the companies of the NSA Group have been writing auto insurance since 1955.

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business (the “Assumed Agency Business”) written through agents by AFG’s principal property and casualty subsidiary, Great American Insurance Company (“GAI”). GAI, in turn, transferred to Infinity assets (primarily investment securities) with a fair value of $125.4 million and permits Infinity to continue to write standard and preferred insurance on policies issued by the same GAI companies which had previously issued such policies. This arrangement will continue until Infinity makes the proper rate and form filings to allow its insurance subsidiaries to write these policies or non-renews the business.

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of and for the twelve-month periods ended December 31, 2005, December 31, 2004 and December 31, 2003. These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Investments

All fixed maturity securities are considered “available for sale” and reported at fair value with unrealized gains or losses reported after-tax as a separate component of shareholders’ equity. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

Securities having a carrying value of approximately $41.6 million at December 31, 2005 were on deposit as required by regulatory authorities.

Goodwill

Goodwill carried on Infinity’s balance sheet represents the excess of AFG’s carrying value over tangible assets in the NSA Group and the Assumed Agency Business at the date of transfer to Infinity in contemplation of Infinity’s initial public offering in early 2003. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of October 1, 2005 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The October 1, 2005 test results indicated that there was no impairment at that date. Infinity intends to perform this test annually each October 1.

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

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, the Company evaluates the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2005, 2004 and 2003 was $68.5 million, $50.9 million and $33.0 million, respectively.

Unpaid Losses and Loss Adjustment Expenses (“LAE”)

The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Unpaid losses and LAE have not been reduced for reinsurance recoverables. Changes in estimates of the liabilities for losses and LAE are reflected in the Consolidated Statements of Earnings in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and LAE are adequate.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Premiums and Receivables

Insurance premiums written are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small commercial accounts throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on prior experience, the relationship on a policy basis between receivables and unearned premium, and an aging analysis of past due balances. Premiums due from insureds are charged off if not collected within 90 days of the policies’ expiration or cancellation dates.

Income Taxes

Infinity files a consolidated federal income tax return, which includes all 80% and greater owned U.S. subsidiaries. Infinity and its 80% and greater owned subsidiaries are parties to a tax allocation agreement effective for periods following February 12, 2003, which designates how tax payments are shared by members of the tax group. In general, each subsidiary agrees to pay Infinity taxes computed on a separate company taxable income basis.

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

Deferred income taxes are calculated using the “asset and liability method.” Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities are aggregated on the balance sheet.

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

Statements of Cash Flows

For cash flow purposes, “investing activities” are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. ”Financing activities” include obtaining resources from owners and providing them with a return on their investments. All other activities are considered “operating.” Investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

Stock-Based Compensation

Infinity accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options may be granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. Through December 31,2005, no compensation expense has been recognized for stock option grants. Refer to Note 6 of the Consolidated Financial Statements for more information on stock-based compensation.

Reclassifications

Certain 2003 and 2004 amounts have been reclassified in the prior year financial statements to conform with 2005 presentation. Effective December 31, 2005, to correct for an immaterial error, a portion of the Company’s overhead expenses were reclassified as an increase in unpaid losses and LAE and a decrease in accounts payable, accrued liabilities and other liabilities of $13.9 million, $14.3 million and $11.4 million in 2004, 2003 and 2002, respectively. The reclassification is also reflected in the Consolidated Statements of Cash Flows between change in insurance claims and reserves and change in other liabilities for $0.4 million and $2.9 million in 2004 and 2003, respectively. The reclassification had no impact on net earnings or net cash provided by operating activities in either the current or any previously presented period.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

New Accounting Standards

Due to the delayed implementation date of SFAS No. 123 (revised), “Share Based Payment,” Infinity currently accounts for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options may be granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. Through December 31, 2005, no compensation expense has been recognized for stock option grants. For fiscal years beginning after September 15, 2005, SFAS 123 (revised), “Share Based Payment” requires the recognition of compensation expense for employee stock options. In accordance with SFAS 123 (revised), Infinity will expense stock options for all periods beginning on or after January 1, 2006. Had the standard been effective for the periods presented, Infinity does not believe its actual results would have differed materially from the pro forma results shown in Note 6.

Note 2 Investments

Fixed maturities and equity securities consisted of the following (in thousands):

	Twelve months ended December 31, 2005
			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$123,936	$122,856	$579	$(1,659)
State and municipal	243,899	242,553	1,351	(2,697)
Public utilities	50,878	51,690	1,081	(269)
Mortgage-backed securities	312,982	308,897	358	(4,443)
Corporate and other	592,231	592,942	8,167	(7,457)
Redeemable preferred stocks	4,054	4,108	53	—

Total fixed maturities	$1,327,980	$1,323,045	$11,589	$(16,524)

Equity securities	60,380	59,706	1,870	(2,544)

Total	$1,388,360	$1,382,751	$13,459	$(19,068)

	Twelve months ended December 31, 2004
			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$96,019	$97,142	$1,659	$(536)
State and municipal	232,630	237,072	4,856	(414)
Public utilities	80,539	85,246	4,765	(58)
Mortgage-backed securities	263,694	267,277	4,159	(576)
Corporate and other	583,878	613,318	30,205	(765)
Redeemable preferred stocks	4,076	4,023	100	(153)

Total fixed maturities	$1,260,836	$1,304,080	$45,744	$(2,500)

Equity securities	21,529	24,993	3,597	(133)

Total	$1,282,365	$1,329,073	$49,341	$(2,633)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The changes in unrealized gains or losses on marketable securities, which is included in the Consolidated Statements of Changes in Shareholders’ Equity, for the twelve months ended December 31, 2005, 2004 and 2003 is detailed below:

(in thousands)	Pretax
	Fixed Maturities	Equity Securities		Tax Effects	Net
Year ended December 31, 2005
Unrealized holding gains (losses) on securities arising during the period	$(30,785)	$770		$10,503	$(19,512)
Realized (gains) included in net income	(17,394)	(4,908)		7,806	(14,496)

Change in unrealized gain (loss) on marketable securities, net	$(48,179)	$(4,138)		$18,309	$(34,008)

Year ended December 31, 2004
Unrealized holding gains (losses) on securities arising during the period	$(7,103)	$4,436		$934	$(1,734)
Realized (gains) losses included in net income	(2,890)	(3,163	)(a)	2,118	(3,934)

Change in unrealized gain (loss) on marketable securities, net (b)	$(9,993)	$1,273		$3,052	$(5,668)

Year ended December 31, 2003
Unrealized holding gains (losses) on securities arising during the period	$15,957	$3,416		$(6,781)	$12,592
Realized (gains) losses included in net income	(1,247)	288		336	(623)

Change in unrealized gain (loss) on marketable securities, net	$14,710	$3,704		$(6,445)	$11,969

(a)	Excludes realized (gains) from the sale of a subsidiary of $(830).
(b)	Excludes pretax change in unrealized gain on derivative of $330.

Infinity has recorded cumulative, pretax, other-than-temporary impairment charges on securities as follows:

(in thousands)	Twelve months ended December 31,
	2005	2004	2003
Beginning balance	$11,935	$11,784	$13,962
Impairments recorded:
Fixed maturities	612	758	3,877
Equity securities	63	372	566
Sales, maturities and paydowns	(3,407)	(979)	(6,621)

Ending balance	$9,204	$11,935	$11,784

Gross gains and losses on fixed maturity investment transactions included in the Consolidated Statements of Cash Flows consisted of the following:

(in thousands)	Twelve months ended December 31,
	2005	2004	2003
Gross gains	$18,479	$4,195	$5,807
Gross losses	(472)	(547)	(683)

Net realized gains (losses) on sales of fixed maturities	18,007	3,648	5,124
Current year impairments	$(612)	$(758)	$(3,877)

Realized gains (losses) included in net income	$17,394	$2,890	$1,247

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following chart summarizes Infinity’s security positions with unrealized losses, which were less than twelve months old and greater than twelve months old, as of December 31, 2005:

	Less than twelve months
(dollars in thousands)	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	244	$760,760	$748,705	$(12,055)
Equity securities	14	34,655	32,255	(2,400)

Total	258	$795,415	$780,960	$(14,455)

	Greater than twelve months
(dollars in thousands)	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	47	$160,106	$155,637	$(4,469)
Equity securities	1	3,168	3,024	(144)

Total	48	$163,274	$158,661	$(4,613)

	December 31, 2005	December 31, 2004
Number of positions held with unrealized:
Gains	220	451
Losses	306	80

Number of positions held that individually exceed unrealized:
Gains of $500,000	1	10
Losses of $500,000	0	—

Percentage of positions held with unrealized:
Gains that were investment grade	82%	89%
Losses that were investment grade	94%	97%

The number of positions with unrealized losses increased from December 31, 2004 as a result of a general rise in market interest rates. Infinity has both the ability and intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Net Investment Income

The following table shows (in thousands) investment income earned and investment expenses (including interest charges on payables to reinsurers) incurred by Infinity’s insurance companies.

(in thousands)	Twelve months ended December 31,
	2005	2004	2003
Investment income:
Fixed maturities	$66,536	$68,664	$64,674
Equity securities	1,255	889	1,011
Other	11	7	254

Gross investment income	$67,801	$69,559	$65,939

Investment expenses:
Investment expenses	$(2,315)	$(2,421)	$(2,504)
Interest expense on physical damage quota share agreements	—	(1,463)	(6,261)

Gross investment expenses	$(2,315)	$(3,883)	$(8,764)

Net investment income	$65,487	$65,676	$57,175

Infinity’s fixed maturity portfolio at December 31, 2005 includes securities with fair values totaling $1.1 million or 0.08% of the total fixed maturity portfolio that have not produced investment income for at least twelve months as of December 31, 2005.

Note 3 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (“Senior Notes”). The notes bear interest at a fixed 5.5% coupon rate which is payable semi-annually. The proceeds of the Senior Notes were used to retire the term loan referenced above. Unamortized debt issuance costs relating to the issuance of the variable rate term loan were written off upon the retirement of this loan, resulting in a pretax charge of $3.4 million in the first quarter of 2004. Infinity capitalized $2.1 million of debt issuance costs which are being amortized over the term of the Senior Notes. In addition, the interest rate swap, which Infinity held in conjunction with the term loan, was settled and resulted in a pretax charge of $0.3 million in the first quarter of 2004.

Interest paid by Infinity on long-term debt was $11.0 million, $6.5 million and $6.5 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

Infinity’s $20 million credit facility expired on August 31, 2005 and was replaced with a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at December 31, 2005.

Infinity repaid the $55 million note due to AFG in July 2003 with proceeds from a $200 million seven year amortizing term loan. The loan proceeds of $196.3 million (net of issued costs of $3.7 million) were also used to supplement the capital of Infinity’s insurance subsidiaries, to reduce Infinity’s reliance on reinsurance and for general corporate purposes. The term loan (prepaid in full in February 2004) accrued interest at a variable rate and at Infinity’s choice of LIBOR plus 2.5% or Prime plus 1.5%. To hedge against future adverse movements in short-term interest rates, Infinity entered into an interest rate swap for $100 million of the principal, in which the variable rate payments due for the first three years of the term were exchanged for a fixed rate of 4.89%. The covenants of the loan had required Infinity to maintain certain minimum interest and fixed charge coverage ratios, as well as minimum levels of capital and surplus; the requirements of all loan covenants were met as of December 31, 2003. The first two loan principal repayment amounts of $2.3 million each were made on September 30 and December 31, 2003. In compliance with the loan agreement, Infinity made an additional principal payment of $2.5 million, one-half of the over-allotment proceeds received by Infinity from the December 2003 public offering, in January 2004. The remainder was to be repaid in quarterly installments.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Note 4 Income Taxes

Taxes paid by Infinity in the years 2005, 2004 and 2003 were $29.5 million, $33.6 million and $25.3 million, respectively. The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Consolidated Statement of Operations (in thousands):

	Year ended December 31,
	2005	2004	2003
Earnings before income taxes	$148,801	$129,461	$87,404
Income taxes at statutory rate	52,080	45,311	30,591
Effect of:
Dividends received deduction	(288)	(217)	(368)
Tax-exempt interest	(2,023)	(1,814)	(1,061)
Adjustment to tax reserve	—	(2,080)	—
Adjustment to valuation allowance	(7,384)	(8,282)	—
Other	108	145	6

Provision for income taxes as shown on the
Consolidated Statements of Earnings	$42,493	$33,063	$29,168

GAAP effective tax rate	28.6%	25.5%	33.4%

The total income tax provision (benefit) consists of (in thousands):
Current	$37,052	$36,149	$31,124
Deferred	5,441	(3,086)	(1,956)

	$42,493	$33,063	$29,168

The Infinity consolidated tax group generated capital losses in 2003 in addition to the capital loss carryforward received from AFG. The tax benefit of the capital loss carryforwards at December 31, 2005 is (in thousands):

	Expiring	Amount
Capital loss carryforward	2007	$10,891
Capital loss carryforward	2008	$8,255

As shown in the following chart, at December 31, 2005 the deferred taxes relating to the capital loss carryforwards have been fully offset by the valuation allowance. Therefore, in the future, the tax benefit from the utilization of any of these capital loss carryforwards will be reflected in current tax expense and will impact the effective tax rate calculation for that period.

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows:

(in thousands)	Twelve months ended December 31,
	2005	2004
Deferred tax assets:
Discount on loss reserves	$15,234	$17,387
Unearned premium reserve	27,523	26,254
Net capital loss carryforward	19,146	26,531
Investment securities – unrealized losses	1,963	—
Investment securities – basis differences	2,501	3,889
Other, net	14,601	18,439

	$80,968	$92,500
Valuation allowance for deferred tax assets	(19,146)	(26,531)

	$61,822	$65,969
Deferred tax liabilities:
Deferred policy acquisition costs	$(24,633)	$(23,959)
Depreciation and amortization	(43)	(1,386)
Investment securities –unrealized gains	—	(16,348)

Subtotal	$(24,676)	$(41,693)

Net deferred tax assets	$37,146	$24,276

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) the likelihood of generating larger amounts of taxable income in the future to allow for the utilization of deductible temporary differences, (ii) sufficient operating income in prior years against which operating loss carrybacks could be utilized and (iii) opportunities to generate taxable income from sales of appreciated assets to allow for the utilization of net capital loss carryovers. The likelihood of realizing deferred tax assets is reviewed periodically; any adjustment required to the valuation allowance is made in the period in which the developments on which they are based become known.

Surplus Adjustment

Included in the Consolidated Statements of Changes in Shareholders’ Equity is $11.1 million related to the correction of an error on the balance sheet as a result of the understatement of net tax assets ($4.9 million to deferred tax assets and $6.2 million to current tax liability) and surplus received prior to the initial public offering in 2003. The correction of this error is not related to current consolidated operations and is therefore excluded from the Statements of Earnings. However, because this item is immaterial to shareholders’ equity in 2003 and 2004, the correction of this item is included only in the 2005 Consolidated Statements of Changes in Shareholders’ Equity.

Note 5 Computations of Earnings per Share

The following table illustrates Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	Twelve months ended December 31,
	2005	2004	2003
Net earnings	$106,308	$96,398	$58,236
Basic average shares outstanding	20,640	20,560	20,348

Basic earnings per share	$5.15	$4.69	$2.86

Basic average shares outstanding	20,640	20,560	20,348
Restricted stock not vested	51	96	117
Dilutive effect of assumed option exercises	202	203	130

Average diluted shares outstanding	$20,892	$20,859	$20,594

Diluted earnings per share	$5.09	$4.62	$2.83

Note 6 Equity Compensation Plans

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (“ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, that employee is precluded from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 9,660 and 2,391 shares were issued in 2005 and 2004, respectively. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, (“the Code”) and so Infinity does not recognize the 15% market discount as expense in its financial statements. Participants’ shares are issued and outstanding for earnings per share calculations.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Stock Option Plan

Infinity established the 2002 Stock Option Plan to enable it to attract and motivate its employees and to encourage the alignment of their interests with those of Infinity’s shareholders. The plan provides for the grant of incentive stock options that are qualified under the Code and for the grant of nonqualified stock options.

The maximum number of shares of Infinity’s common stock for which options may be granted under the plan is 2,000,000 (subject to anti-dilution provisions). Infinity’s Compensation Committee administers the plan. Each member of the Committee is an “outside director,” as such term is defined under Section 162(m) of the Code, and a “Non-Employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

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

The following chart describes activity for Infinity’s Stock Option Plan for the twelve-month period ended December 31, 2005 and 2004:

2005
Options Outstanding	Number of Options	Weighted Average Exercise Price
As of January 1, 2005	603,480	$22.07
Granted	—	—
Exercised	(43,496)	17.86
Forfeited	(4,400)	33.58

As of December 31, 2005	555,584	22.31

	Number of Options		Remaining Contractual Life
Exercise Price	Outstanding	Exercisable
$16.00	353,584	126,076	7.1 years
25.56	5,000	5,000	7.7 years
33.58	194,500	46,900	8.2 years
31.94	2,500	2,500	8.5 years

	555,584	180,476

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

2004
Options Outstanding	Number of Options	Weighted Average Exercise Price
As of January 1, 2004	419,180	$16.11
Granted	214,000	33.56
Exercised	(13,700)	16.00
Forfeited	(16,000)	24.79

As of December 31, 2004	603,480	22.07

	Number of Options		Remaining Contractual Life
Exercise Price	Outstanding	Exercisable
$ 16.00	392,480	82,236	8.1 years
25.56	5,000	5,000	8.7 years
33.58	203,500	10,000	9.2 years
31.94	2,500	2,500	9.5 years

	603,480	99,736

Due to the delayed implementation date of SFAS No. 123 (revised), “Share Based Payment,” through December 31, 2005, Infinity accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under Infinity’s Stock Option Plan, options may be granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. Through December 31, 2005, no compensation expense has been recognized for stock option grants. For fiscal years beginning after September 15, 2005, SFAS 123 (revised), “Share Based Payment” requires the recognition of compensation expense for employee stock options. In accordance with SFAS 123 (revised), Infinity will expense stock options for all periods beginning on or after January 1, 2006. Had the standard been effective for the periods presented, Infinity does not believe its actual results would have differed materially from the pro forma results shown below.

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

	Twelve months ended December 31,
	2005	2004	2003
Net earnings, as reported	$106,308	$96,398	$58,236
Pro forma stock option expense	(1,154)	(1,143)	(477)

Adjusted net earnings	$105,154	$95,255	$57,759

Earnings per share (as reported):
Basic	$5.15	$4.69	$2.86
Diluted	5.09	4.62	2.83

Earnings per share (adjusted):
Basic	$5.09	$4.63	$2.84
Diluted	5.03	4.57	2.80
Basic shares outstanding	20,640	20,560	20,348
Diluted shares outstanding	20,892	20,859	20,594

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table illustrates the assumptions used to obtain the pro forma stock option expense figures. All data presented is inception-to-date as of the dates indicated.

	As of December 31,
	2005	2004
Assumptions:
Options issued less non-vested forfeitures	618,180	622,180
Weighted average fair value per option granted	$8.56	$8.59
Weighted average per option issued less forfeitures:
Dividend yield	1.1%	1.1%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.1%	4.1%
Expected option life	7.5	7.5

Restricted Stock Plan

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

Non-Employee Directors’ Stock Ownership Plan

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

Note 7 Benefit Plans

Infinity provides retirement benefits for all eligible employees by matching contributions made on a discretionary basis to participants’ accounts in the Infinity 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $14,000 per year or 25% of the participant’s salary. Infinity retains the right to make discretionary supplemental contributions to the accounts of plan participants. The matching percentage made by Infinity is 100% of participants’ contributions up to a ceiling of 3% with a maximum company match of $6,300 in 2005. The plan expense was $4.3 million, $6.3 million and $5.7 million for the twelve-month periods ended December 31, 2005, 2004 and 2003, respectively.

Additionally, Infinity’s Supplemental Retirement Plan is a nonqualified deferred compensation plan that allows certain highly compensated employees to receive the full discretionary employer contribution that is precluded by the provisions of the 401(k) Retirement Plan or by law due to limits on compensation.

Infinity maintains a qualified deferred compensation plan for certain highly-compensated employees which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at Infinity’s approximate long-term borrowing rate. The deferred amounts are a general obligation liability of Infinity and amounted to $2.4 million, $1.5 million and $0.9 million at December 31, 2005, 2004 and 2003, respectively. Interest credited by Infinity was approximately $116,000, $74,000 and $49,000 for these same time periods.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Infinity also provides postretirement medical and life insurance benefits to retirees. The benefit obligation was allocated to Infinity from the former AFG plan in late 2002 in anticipation of the initial public offering. The accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost assumes eligible members will maintain drug coverage under the drug plan rather than elect Part D coverage as provided for under the Medicare Prescription Drug Improvement and Modernization Act of 2003. Data related to this plan is shown in the following tables.

(in thousands)	2005	2004	2003
Net benefit obligation at beginning of year	$4 ,267	$3,819	$3,620
Service cost	131	233	251
Interest cost	248	238	255
Participant contributions	109	80	57
Plan amendments	—	—	(444)
Assumption change	1,074	—	—
Actuarial (gain) loss	(529)	168	304
Gross benefits paid	(423)	(271)	(224)

Net benefit obligation at end of year	$4,877	$4,267	$3,819

	2005	2004	2003
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.25%	6.00%	6.00%
Health care cost trend on covered charges	9.4% decreasing to 5.0% in 2012	10.4% decreasing to 5.0% in 2008	10.0% decreasing to 5.0% in 2009

(in thousands)	2005	2004	2003
A one-percentage point hypothetical change in the assumed healthcare cost trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$547	$284	$54
1% decrease	(470)	(276)	(48)

(in thousands)	2005	2004	2003
Plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	266	191	167
Participant contributions	109	80	57
Gross benefits paid	(375)	(271)	(224)

Fair value of plan assets at end of year	$—	$—	$—

(in thousands)	2005	2004	2003
Funded status:
Fair value of plan assets	$—	$—	$—
Benefit obligations	(4,877)	(4,267)	(3,819)

Funded status at end of year	$(4,877)	$(4,267)	$(3,819)

Contributions made after the measurement date	—	48	47
Unrecognized actuarial net (gain) loss	1,011	472	304
Unrecognized prior service cost	(310)	(377)	(444)

Net amount recognized at end of year	$(4,176)	$(4,124)	$(3,912)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(in thousands)	2005		2004		2003
Expected future benefit payments
2006	$284	2005	$266	2004	$191
2007	288	2006	298	2005	233
2008	304	2007	316	2006	277
2009	310	2008	327	2007	312
2010	325	2009	329	2008	348
2011-2015	1,634	2010-2014	1,580	2009-2013	2,160

Ten Year Total	$3,145		$3,116		$3,521

Note 8 Quarterly Operating Results (Unaudited)

While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

The following are quarterly results of consolidated operations of Infinity for the three years ended December 31, 2005.

(in thousands except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2005
Revenues	$260,639	$273,535	$262,782	$256,319	$1,053,275
Net earnings	23,982	23,690	26,681	31,955	106,308
Earnings per share:
Basic	$1.16	$1.15	$1.29	$1.55	$5.15
Diluted	1.15	1.13	1.28	1.53	5.09

2004
Revenues	$230,190	$238,381	$240,492	$242,700	$951,763
Net earnings	16,940	24,822	22,953	31,683	96,398
Earnings per share:
Basic	$0.82	$1.21	$1.12	$1.54	$4.69
Diluted	0.81	1.19	1.10	1.52	4.62

2003
Revenues	$181,023	$180,323	$189,968	$217,670	$768,984
Net earnings	11,547	12,256	14,953	19,480	58,236
Earnings per share:
Basic	$0.57	$0.60	$0.73	$0.96	$2.86
Diluted	0.57	0.60	0.72	0.94	2.83

Realized gains (losses) on securities amounted to:

(in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2005	$12,080	$8,431	$1,791	$—	$22,302
2004	1,610	1,436	2,805	1,032	6,883
2003	327	195	761	(324)	959

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Note 9 Insurance Reserves

Infinity’s insurance business consists of business written directly by its wholly-owned insurance subsidiaries and the Assumed Agency Business and two other unaffiliated insurance companies.

Incurred but not reported (“IBNR”) reserves for the direct and Assumed Agency Business are established for the quarter and year-end based on a quarterly reserve analysis by the Company’s actuarial staff. The following three paid and three incurred reserve test methods, as described below, are applied to each subset of the business, which may be at a state, product and coverage basis:

•	Paid and incurred extrapolation methods utilizing paid and incurred loss development to predict ultimate losses;

•	Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred development to predict ultimate average frequency (i.e. claims count per auto insured) or ultimate average severity (cost of claim per claim); and

•	Paid and incurred Bornhuetter-Ferguson methods adding expected development to actual paid or incurred experience to project ultimate losses.

For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred claims and claim counts to estimate ultimate paid claims and claim counts. Selections of factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment.

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance (and grossed up), over the past three years:

(in thousands)
	2005	2004	2003
Gross case reserve balance at beginning of period	$316,752	$378,402	$369,284
Gross IBNR balance at beginning of period	176,809	187,260	123,199
Gross LAE balance at beginning of period	179,652	162,167	125,927

	$673,213	$727,829	$618,410

Less: reinsurance recoverables	17,749	29,507	33,154

Balance at beginning of period	$655,464	$698,322	$585,256
Addition of Assumed Agency Business			125,623

			$710,879
Loss and LAE incurred:

Current accident year	$677,581	$617,790	$546,263
Prior accident years	(32,780)	(14,477)	11,736

	$644,800	$603,313	$557,999

Loss and LAE payments for:
Current accident year	$(368,456)	$(308,093)	$(218,521)
Prior accident years	(322,487)	(338,078)	(352,035)

	$(690,943)	$(646,171)	$(570,556)

Net reserve balance at end of period	$609,322	$655,464	$698,322

Add back reinsurance recoverables	$15,230	$17,749	$29,507

Gross case reserve balance at end of period	$261,761	$316,752	$378,402
Gross IBNR balance at end of period	181,340	176,809	187,260
Gross LAE balance at end of period	181,451	179,652	162,167

Gross reserve balance at end of period	$624,552	$673,213	$727,829

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During calendar year 2005, Infinity experienced $32.8 million of favorable reserve development, primarily from continued favorable development in the California business for 2004 and 2003 as the Company experienced continued improvement in claims frequency trends. During calendar year 2004, Infinity experienced $14.5 million of favorable reserve development, primarily from continued favorable development in accident year 2003 on claim frequency on the California book of business, offset partially by continued unfavorable development in accident years 2000-2002 primarily from LAE on the declining New York book of business. During calendar year 2003, $11.7 million of adverse loss and LAE reserve development occurred primarily due to business from New York, partially offset by other reserve releases.

Note 10 Reinsurance

The following table shows written and earned premiums included in income for reinsurance assumed and amounts deducted from written and earned premiums in connection with reinsurance ceded.

(in thousands)

Year	Direct Premiums Written	Reinsurance Assumed	Reinsurance Ceded	Net Written Premiums	% of Amount Assumed to Net
2005	$930,109	$72,704	$(23,178)	$979,635	7.4%
2004	861,011	102,746	(46,000)	917,756	11.2%
2003	845,700	159,433	(187,494)	817,639	19.5%
Year	Direct Premiums Earned	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premiums	% of Amount Assumed to Net
2005	$907,591	$80,939	$(27,027)	$961,503	8.4%
2004	831,043	115,431	(74,150)	872,324	13.2%
2003	832,688	123,029	(257,003)	698,714	17.6%

Assumed Reinsurance

Assumed business consists of two components:

(i) The Assumed Agency Business and, to a lesser extent, business assumed from other unaffiliated insurance companies; and

(ii) Business assumed from involuntary pools and associations.

For the twelve months ended December 31, 2005, 2004 and 2003, the Company assumed $60.1 million, $81.4 million and $136.8 million of written premiums, respectively. Also, at December 31, 2005 and 2004, the Company assumed $94.9 million and $115.0 million of total unpaid losses and LAE, respectively from GAI for the Assumed Agency Business under a reinsurance agreement effective January 1, 2003 as explained in more detail in Note 1 of the Consolidated Financial Statements.

Also for the twelve months ended December 31, 2005, 2004 and 2003, the Company assumed $14.5 million, $18.4 million and $21.3 million of premiums, respectively. Also, at December 31, 2005 and 2004, the Company assumed $11.0 million and $13.7 million of assumed unpaid losses and LAE, respectively from other insurance companies as part of fronting arrangements under which Infinity utilizes these companies’ insurance licenses to write business while assuming substantially all of that business back from these carriers.

Although the business is issued on GAI’s and these other unaffiliated companies’ policies, Infinity manages the pricing, marketing, policy issuance, claims adjusting and loss reserving for this business.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For the twelve months ended December 31, 2005, 2004 and 2003, the Company assumed ($1.9) million, $3.0 million and $1.3 million of premiums, respectively, and at December 31, 2005 and 2004, assumed $0.7 million and $1.6 million of the total unpaid losses and LAE, respectively, from involuntary pools and associations.

Ceded Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance in place for 2005 provided protection for losses up to $5 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Written premiums ceded under these agreements during 2005, 2004 and 2003 were $5.4 million, $7.9 million and $1.7 million, respectively. The remaining ceded premium relates to homeowners business, Classic Collector and business written on behalf of other companies.

During 2003, Infinity’s insurance subsidiaries participated in a reinsurance agreement with Inter-Ocean Reinsurance Company Ltd. (“Inter-Ocean”) under which Infinity agreed to cede a portion of its automobile physical damage business written. During the first six months of the year, Infinity ceded 90% of its automobile physical damage business, but only 20% during the last half of the year. In 2004, Infinity entered into a reinsurance agreement with American Re-Insurance Company on substantially similar terms as through the Inter-Ocean agreement except that (i) the Assumed Agency Business was no longer included and (ii) the minimum cession under the agreement was 10% as compared to 20% in the Inter-Ocean agreement. Under these agreements, Infinity retained all of the ceded premiums to fund ceded losses as they became due from the reinsurers. Interest was credited to the reinsurers for funds held on their behalf. Infinity commuted both the 2003 and 2004 agreements on December 31, 2004 and did not renew any agreement for 2005. Premiums ceded under these agreements were $20.7 million and $169.5 million for the twelve-month periods ended December 31, 2004 and 2003, respectively. Interest credited, which is reported as a reduction of net investment income, was $1.5 million and $6.3 million for the twelve-month periods ended December 31, 2004 and 2003, respectively.

Ceded reinsurance for all programs above reduced Infinity’s incurred losses by $14.2 million, $30.2 million and $132.3 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

Note 11 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis were as follows (in thousands):

Net Earnings (Loss)			Policyholders’ Surplus
2005	2004	2003	2005	2004
$115,307	$87,207	$(23,528)	$552,182	$507,154

For the twelve-month periods ended December 31, 2005 and December 31, 2004, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, deferred taxes and holding company expenses, including interest.

For the twelve-month period ended December 31, 2003, statutory results differed from net earnings on a GAAP basis due to (i) a realized loss from the write-off of an investment in Penn Central U.K. Limited and its insurance subsidiary of $55 million for statutory purposes and (ii) amortization of deferred acquisition costs, deferred taxes and holding company expenses. For GAAP purposes, the $55 million loss from the insurance subsidiary has been recorded in the NSA Group’s financial statements prior to 2003 using the equity method of accounting.

Note 12 Legal Proceedings

Infinity’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by Infinity in establishing loss and LAE reserves.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Infinity also faces numerous lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. Infinity continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by SFAS No. 5, “Accounting for Contingencies.” Under this guidance, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted by establishing a reserve captured within the Company’s line-item “Accounts payable, accrued expenses, and other liabilities.”

Certain claims and legal actions have been brought against Infinity for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the rules described above. While it is not possible to predict the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity.

Following is a discussion of the Company’s potentially significant pending cases at December 31, 2005.

•	Five class action lawsuits, brought in various state courts, had challenged Infinity’s and other insurers’ use of certain automated database vendors to assist in evaluating total loss claims. The allegations were that the database systematically undervalued total loss claims to the detriment of the insureds. In December 2005, agreements to settle these lawsuits received final approval. Future payments to third parties under the terms of the settlement have been adequately reserved for.

•	Elyse Mirto v. Infinity Insurance Company, et al. (United States District Court for the Northern District of California) was initially filed in October 2004, in the Superior Court of Alameda County, California. The plaintiff seeks disgorgement and injunctive relief under provisions of the California Business & Professions Code, based on the difference in premiums charged to policyholders not given the persistency discount and the amount charged to those entitled to the discount. Infinity believes that its actions are in compliance with California law. Accordingly, the Company intends to vigorously defend this case. However, at this time, the Company is unable to determine whether a loss is probable or can be estimated, nor can the Company estimate a range of loss.

•	Georgia Hensley v. Computer Sciences Corporation, et al. (Circuit Court of Miller County, Arkansas) is a class action filed in February 2005. The action has been brought against over 500 insurance companies and several providers of database vendors and charges that software programs used to calculate claims on bodily injury undervalues amounts owed to policyholders. If so named, Infinity intends to vigorously defend against any claims. The Company is not able to determine at this stage of the proceedings whether a loss is probable or can be estimated, nor can the Company estimate a range of loss.

•	In Dave Munn v. Eastwood Insurance Services, et al. (Superior Court for the City and County of San Francisco), filed November 2005, the plaintiffs allege violations of provisions of the California Business & Professions Code. The case involves a dispute over the legality of broker fees charged by Eastwood Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiffs allege that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, should not have charged broker fees. Plaintiff seeks restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies. Infinity rejects the allegations made by plaintiff and intends to vigorously defend against all claims in this case. At this time, the Company is not able to determine whether a loss is probable or can be estimated, nor can the Company estimate a range of loss.

Note 13 Commitments and Contingencies

Commitments

Infinity and its insurance subsidiaries have certain noncancelable operating lease commitments as of December 31, 2005 as follows (in thousands):

Due in:	Operating Leases
2006	$19,780
2007	18,596
2008	17,068
2009	12,024
2010 and after	26,461

Total	$93,929

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Some of the agreements have options to renew at the end of the contract periods. The expense incurred by the Company for the agreements above, as well as other leases that may be cancelable or have terms less than one year was:

(in thousands)
Operating Leases Expense
2005	$20,145
2004	22,337
2003	20,707

Contingencies

The Company, based on the application of SFAS No. 5 “Accounting for Contingencies,” has the following loss contingencies for which it accrues in its financial statements:

• Other-than-temporary impairments on investments	Note 2

• Insurance reserves	Note 9

• Legal Proceedings	Note 12

• Allowance for uncollectible accounts	Note 14

For each item listed above, please refer to the notes referenced for additional discussion.

Note 14 Additional Information

Allowances for Uncollectible Accounts

Agents’ balances and premiums receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in other operating and general expenses. A progression of the aggregate allowance follows:

(in thousands)	2005	2004	2003
Beginning balance	$11,524	$8,042	$8,488
Provision for losses	17,403	14,606	11,484
Uncollectible amounts written off	(17,068)	(11,124)	(11,930)

Ending balance	$11,859	$11,524	$8,042

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity’s insurance subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2005 from Infinity’s insurance subsidiaries without seeking regulatory clearance is approximately $160 million. Additional amounts of dividends, loans and advances require regulatory approval.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Related Party Transactions

In February 2005, two executive officers surrendered a total of 4,294 shares of Infinity common stock to the Company to satisfy their income tax obligation resulting from the vesting of restricted shares. As a result, the Company recorded this surrender as an acquisition of treasury stock at its fair market value of $138,138.

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

Infinity’s investment portfolio is managed by a subsidiary of AFG. Net investment income includes investment management charges of $2.0 million in 2003.

During 2003, Infinity purchased and sold securities at fair value in transactions with AFG subsidiaries; it also transferred securities to its former parent in the form of capital distributions and received securities from its former parent as capital contributions. Such purchases, sales and transfers and related realized gains (losses) were as follows:

(in millions)	2003
Acquisitions (a)	$114.7
Dispositions	4.7
Realized Losses	(0.6)

(a)	Consists entirely of securities transferred from AFG to Infinity to support the net reserves of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

ITEM 15

Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 8 to the Consolidated Financial Statements.

B. Schedules filed herewith as of December 31, 2005:
Page
I - Summary of Investments (See Note 2)	41

II - Condensed Financial Information of Registrant	59

III – Supplementary Insurance Information	Not required

IV – Reinsurance (See Note 10)	53

V – Valuation and Qualifying Accounts (see Note 14)	56

VI - Supplemental Information Concerning Property-Casualty Insurance Operations.	61

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In thousands)

	December 31,
	2005	2004
Assets:
Investment in subsidiaries	$680,952	$660,929
Cash and cash equivalents	35,057	44,634
Fixed maturities, at market (amortized cost: $100,769 and $43,768)	99,948	44,005
Receivables from affiliates	498	731
Other assets	13,632	3,639

Total assets	$830,086	$753,938

Liabilities and Shareholders’ Equity:
Long-term debt	$199,366	$199,305
Other liabilities	4,126	7,212
Shareholders’ equity	626,594	547,421

Total liabilities and shareholders’ equity	$830,086	$753,938

Condensed Statement of Earnings

(in thousands)

	Twelve months ended December 31,
	2005	2004	% Change	2003	% Change
Income:
Income in equity of subsidiaries	$115,844	$103,191	12.3%	$66,952	54.1%
Net investment income	3,162	1,192	165.3%	13	9067.5%
Other income	—	817	(100.0)%	—	0.0%

Total income	$119,006	$105,200	13.1%	$66,965	57.1%

Costs and Expenses:
Interest expense	11,060	10,726	3.1%	6,532	64.2%
Corporate general and administrative expenses	6,641	6,432	3.2%	6,901	(6.8)%
Loss on retirement of long-term debt	—	3,436	(100.0)%	—	0.0%

Total expenses	$17,701	$20,594	(14.0)%	$13,433	53.3%

Earnings before income taxes	101,305	84,606	19.7%	53,532	58.0%
Provision for income taxes	(5,003)	(11,792)	(57.6)%	(4,704)	150.7%

Net earnings	$106,308	$96,398	10.3%	$58,236	65.5%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

Condensed Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2005	2004	2003
Operating Activities
Net income	$106,308	$96,398	$58,236
Equity in consolidated subsidiaries	(115,844)	(103,191)	(66,952)
Restricted stock amortization	284	689	1,150
Amortization of debt issue costs	61	231	320
Amortization of premium discount	135	293	—
Change in accrued investment income	(883)	(219)	(148)
Change in other assets	2,379	3,929	(1,570)
Change in other liabilities	(3,085)	7,166	46
Change in intercompany payable	233	(11,843)	11,112
Other	520	100	—

Net cash (used in) provided by operating activities	$(9,893)	$(6,447)	$2,194

Investing Activities
Purchase of fixed maturity investments	(61,635)	(29,073)	(15,213)
Maturities and redemptions of fixed maturity investments	4,500	—	—
Dividends received from subsidiary	62,500	28,500	39,000
Capital contributed to subsidiaries	—	—	(110,000)

Net cash provided by (used in) investing activities	$5,365	$(573)	$(86,213)

Financing Activities
Issuance of long-term debt	$—	$199,256	$200,000
Repayment of long-term debt	—	(195,500)	(4,500)
Repayment of note payable to AFG	—	—	(55,000)
Proceeds from stock option exercise and employee stock purchase plan	1,055	—	—
Acquisition of treasury stock	(1,138)	—	—
Debt issuance costs	—	(2,141)	(3,700)
Dividends paid to shareholders	(4,965)	(4,544)	(3,380)
Other	—	5,141	40

Net cash (used in) provided by financing activities	$(5,049)	$2,212	$133,460

Net (decrease) increase in cash and cash equivalents	$(9,577)	$(4,808)	$49,441

Cash and cash equivalents at beginning of period	44,634	49,442	1

Cash and cash equivalents at end of period	$35,057	$44,634	$49,442

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2005

(IN THOUSANDS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premiums (b)	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
							Current Years	Prior Years

2005	$70,380	$624,552	—	$402,198	$961,503	$65,487	$677,581	$(32,780)	$68,454	$138,619	$690,943	$979,635
2004	68,454	693,213	—	387,917	872,324	65,676	617,790	(14,477)	50,858	123,439	646,171	917,756
2003	50,858	727,829	—	371,716	698,714	57,175	546,263	11,736	33,046	54,782	570,556	817,639

(a)	Gross of reinsurance recoverables of $15,230, $17,749 and $29,507 at December 31, 2005, 2004, and 2003, respectively.

(b)	Gross of prepaid reinsurance premiums of $9,008, $12,858 and $42,089 at December 31, 2005, 2004, and 2003, respectively.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed: March 9, 2006
Infinity Property and Casualty Corporation

	By:	/s/ JAMES R. GOBER
James R. Gober Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ JAMES R. GOBER	Chairman of the Board of Directors, Chief Executive Officer, and President (principal executive officer)	March 9, 2006
James R. Gober

/s/ SAMUEL J. SIMON	Executive Vice President, General Counsel, Secretary, and Director	March 9, 2006
Samuel J. Simon

/s/ ROGER SMITH	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer )	March 9, 2006
Roger Smith

/s/ GREGORY G. JOSEPH	Director	March 9, 2006
Gregory G. Joseph

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

/s/ GREGORY C. THOMAS	Director*	March 9, 2006
Gregory C. Thomas

/s/ JORGE G. CASTRO	Director*	March 9, 2006
Jorge G. Castro

/s/ HAROLD E. LAYMAN	Director	March 9, 2006
Harold E. Layman

/s/ SAMUEL J. WEINHOFF	Director*	March 9, 2006
Samuel J. Weinhoff

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to as Exhibit 3.1 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)	(*)

4.1	Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)	(*)

Material Contracts:

10.1	Formation and Separation Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.1 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.2	Reinsurance Agreement between Windsor Insurance Company, as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.3	Services Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.6 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.4	Extension of Services Agreement, dated November 30, 2004, between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.5 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.5	Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.6	Investment Services Agreement between Infinity and American Money Management (incorporated by reference to Exhibit 10.8 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.7	Non-competition Agreement between American Financial Group, Inc. and Infinity (incorporated by reference to Exhibit 10.11 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

10.8	Non-Employee Directors’ Stock Ownership Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 12, 2005)	(*)

10.9	Reinsurance Agreements between Republic Indemnity Company of America and Infinity (incorporated by reference to Exhibit 10.14 to Infinity’s Form S-1/A filed on January 3, 2003)	(*)

10.10	Lease between Colonial Properties and Infinity, dated August 26, 2003 for Colonnade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)	(*)

10.11	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)	(*)

10.12	2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS - CONTINUED

Number	Exhibit Description
10.13	Credit Agreement, dated August 31, 2005 between Infinity and Regions Bank (incorporated by reference to Infinity’s Form 8-K filed on September 6, 2005)	(*)

10.14	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on July 28, 2004)	(*)

10.15	Deferred Compensation Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on February 19, 2003)	(*)

10.16	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.19 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.17	Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

10.18	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.21 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.19	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.22 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.20	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.21	Employment Agreement for John R. Miner (incorporated by reference to Infinity’s Form 8-K filed on January 5, 2006)	(*)

10.22	Employment Agreement for Joseph A. Pietrangelo (incorporated by reference to Infinity’s Form 8-K filed on January 5, 2006)	(*)

10.23	Employment Agreement for Scott C. Pitrone (incorporated by reference to Infinity’s Form 8-K filed on January 5, 2006)	(*)

10.24	Employment Agreement for Glen N. Godwin (incorporated by reference to Infinity’s Form 8-K filed on January 5, 2006)	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*)	Incorporated herein by reference.