Form 10-Q
period 2006-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2006-05-08
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period from              to             .

Commission File No. 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated under the Laws of Ohio	03-0483872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Colonnade Parkway, Birmingham, Alabama 35243

(Address of principal executive offices and zip code)

(205) 870-4000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, there were 20,676,963 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,		% Change
	2006	2005
Revenues:
Earned premiums	$234,032	$230,741	1.4%
Net investment income	16,881	16,610	1.6%
Realized gains on investments	75	12,080	(99.4)%
Other income	728	1,208	(39.7)%

Total revenues	251,716	260,639	(3.4)%

Costs and Expenses:
Losses and loss adjustment expenses	148,866	166,944	(10.8)%
Commissions and other underwriting expenses	53,723	52,157	3.0%
Interest expense	2,766	2,765	0.0%
Corporate general and administrative expenses	1,921	1,676	14.6%
Other expenses	734	494	48.6%

Total costs and expenses	208,010	224,036	(7.2)%

Earnings before income taxes	43,706	36,603	19.4%
Provision for income taxes	14,640	12,621	16.0%

Net Earnings	$29,066	$23,982	21.2%

Earnings per common share:
Basic	$1.41	$1.16
Diluted	1.39	1.15

Average number of common shares:
Basic	20,675	20,608
Diluted	20,928	20,879

Cash dividends per common share	$0.075	$0.060

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Investments
Fixed maturities - at fair value (amortized cost - $1,311,180 and $1,327,980)	$1,291,288	$1,323,045
Equity securities - at fair value (amortized cost - $58,742 and $60,380)	60,711	59,706

Total investments	$1,351,999	$1,382,751

Cash and cash equivalents	79,473	64,934
Accrued investment income	15,064	16,779
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $11,541 and $11,859	314,336	289,917
Prepaid reinsurance premiums	8,051	9,008
Recoverables from reinsurers	18,846	19,364
Deferred policy acquisition costs	76,064	70,380
Current and deferred income taxes	26,831	29,519
Prepaid expenses, deferred charges and other assets	16,350	13,801
Goodwill	75,275	75,275

Total assets	$1,982,289	$1,971,728

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	602,225	625,492
Unearned premiums	426,544	402,198
Payable to reinsurers	714	3,319
Long term debt (fair value - $190,568 and $195,341)	199,381	199,366
Commissions payable	28,359	28,345
Accounts payable, accrued expenses and other liabilities	80,737	86,414

Total liabilities	$1,337,960	$1,345,134

Shareholders’ Equity:
Common stock, no par value
-50,000,000 shares authorized
-20,802,800 and 20,727,939 shares issued	20,803	20,728
Additional paid-in capital	333,426	331,511
Retained earnings	306,685	279,171
Unearned compensation (restricted stock)	—	(30)
Net unrealized loss	(11,651)	(3,648)
Treasury stock, at cost (126,651 and 34,014 shares)	(4,934)	(1,138)

Total shareholders’ equity	644,329	626,594

Total liabilities and shareholders’ equity	$1,982,289	$1,971,728

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Unrealized Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2004	$20,671	$329,994	$166,710	$(314)	$30,360	$—	$547,421

Net earnings	$—	$—	$23,982	$—	$—	$—	$23,982
Change in unrealized gain (loss)	—	—	—	—	(22,769)	—	(22,769)

Comprehensive income							$1,213
Dividends paid to common shareholders	—	—	(1,241)	—	—	—	(1,241)
Employee stock purchases	2	64	—	—	—	—	66
Exercise of stock options	17	252	—	—	—	—	269
Acquisition of treasury stock	—	—	—	—	—	(133)	(133)
Amortization of unearned compensation	—	254	—	105	—	—	359

Balance at March 31, 2005	$20,690	$330,564	$189,451	$(209)	$7,591	$(133)	$547,954

Net earnings	$—	$—	$82,326	$—	$—	$—	$82,326
Change in unrealized gain (loss)	—	—	—	—	(11,239)	—	(11,239)

Comprehensive income							$71,087
Dividends paid to common shareholders	—	—	(3,724)	—	—	—	(3,724)
Employee stock purchases	8	204	—	—	—	—	212
Exercise of stock options	26	481	—	—	—	—	507
Stock granted to directors	4	121	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(1,005)	(1,005)
Amortization of unearned compensation	—	141	—	179	—	—	320
Correction of an immaterial error related to prior periods	—	—	11,118	—	—	—	11,118

Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$29,066	$—	$—	$—	$29,066
Change in unrealized gain (loss)	—	—	—	—	(8,003)	—	(8,003)

Comprehensive income							$21,063
Dividends paid to common shareholders	—	—	(1,552)	—	—	—	(1,552)
Employee stock purchases	2	61	—	—	—	—	63
Exercise of stock options	73	1,496	—	—	—	—	1,569
Acquisition of treasury stock	—	—	—	—	—	(3,796)	(3,796)
Amortization of unearned compensation	—	358	—	30	—	—	388

Balance at March 31, 2006	$20,803	$333,426	$306,685	$—	$(11,651)	$(4,934)	$644,329

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Operating Activities:
Net earnings	$29,066	$23,982
Adjustments:
Depreciation and amortization	2,090	4,099
Realized (gains) losses on investing activities	(75)	(12,080)
Change in accrued investment income	1,715	1,177
Change in agents’ balances and premiums receivable	(24,419)	(36,933)
Change in reinsurance receivables	1,475	(1,144)
Change in deferred policy acquisition costs	(5,684)	(9,298)
Change in other assets	4,494	7,353
Change in insurance claims and reserves	1,079	26,385
Change in payable to reinsurers	(2,605)	(79)
Change in other liabilities	(3,204)	4,232
Other, net	357	(2)

Net cash provided by operating activities	$4,289	$7,692

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	$(46,764)	$(161,795)
Equity securities	(8,017)	(8,741)
Property and equipment	(411)	(1,344)
Maturities and redemptions of fixed maturity investments	37,717	26,105
Sales:
Fixed maturities	21,172	115,746
Equity securities	10,269	8,054
Property and equipment	—	31

Net cash provided by (used in) investing activities	$13,966	$(21,944)

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	1,632	335
Acquisition of treasury stock	(3,796)	(133)
Dividends paid to shareholders	(1,552)	(1,241)

Net cash used in financing activities	$(3,716)	$(1,039)
Net increase (decrease) in cash and cash equivalents	$14,539	$(15,291)
Cash and cash equivalents at beginning of period	64,934	112,052

Cash and cash equivalents at end of period	$79,473	$96,761

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s (“Infinity” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

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

Effective January 1, 2006, as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K, Infinity began including in the GAAP combined ratio corporate litigation expense on losses (except for class action lawsuits) and bad debt charge-offs on agents’ balances and premiums receivable. The reclassification of corporate litigation expense on losses for the three-month period ending March 31, 2005 was $5.7 million, which is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “losses and loss adjustment expenses” (“LAE”), and $7.6 million reflected in the Consolidated Statements of Cash Flows for the period ended March 31, 2005 between “change in insurance claims and reserves” and “change in other liabilities.” The reclassification also included other immaterial amounts reflected in the Consolidated Balance Sheets and Statements of Cash Flows for the same periods. The reclassification of bad debt charge-offs on agents’ balances and premiums receivable for the three-month period ending March 31, 2005 was $3.0 million, which is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “commissions and other underwriting expenses.” Neither reclassification impacted the current period or any previously presented period net earnings, shareholders equity or net cash provided by operating activities.

Certain accounts and balances within these financial statements are based upon management’s estimates and assumptions. The amount of reserves for claims not yet paid, for example, is an item that can only be recorded by estimation. Unrealized capital gains and losses on investments are subject to market fluctuations, and managerial judgment is required in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary. Should actual results differ significantly from these estimates, the effects on Infinity’s results of operations could be material.

The results of operations for the periods presented may not be indicative of the Company’s results for the entire year.

Note 2 Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In accordance with the modified prospective transition method as set forth in SFAS 123(R), the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of compensation expense for all share-based payment awards. As previously allowed under APB 25, no share-based compensation expense related to employee stock options and employee stock purchases was recognized during the three months ended March 31, 2005.

As permitted by SFAS 123(R), the Company used the Black-Scholes model to estimate the value of employee stock options on the date of grant, though no options have been granted since the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro-forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and projected employee stock option exercise behavior.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 11,373 have been issued through March 31, 2006. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount approximated $12,000 for the three-month period ended March 31, 2006, and was recognized as compensation expense in the Consolidated Statements of Earnings for that period. Participants’ shares are issued and outstanding for earnings per share calculations.

Stock Option Plan

Infinity’s Stock Option Plan was established in 2002 with 2,000,000 shares of Infinity common stock reserved for issuance under the Stock Option Plan. Through March 31, 2006, net of forfeitures, 615,280 options have been issued. The plan allows forfeited options to be reissued. Options, which have a 10-year contractual life, generally become exercisable at the rate of 20% per year commencing one year after grant.

The following chart describes activity for Infinity’s Stock Option Plan for the three month period ending March 31, 2006:

Options Outstanding	Number of Options	Weighted Average Exercise Price
As of January 1, 2006	555,584	$22.31
Granted	—	—
Exercised (a)	(73,148)	18.16
Forfeited	—	—

As of March 31, 2006	482,436	$22.94

	Options Outstanding		Options Exercisable		Remaining Contractual Life (in years)
Exercise Price	Number of Options	Intrinsic Value (b)	Options Exercisable	Intrinsic Value (b)
$16.00	289,436	$7,449	137,764	$3,546	6.9
25.56	5,000	81	5,000	81	7.4
33.58	185,500	1,514	74,800	610	8.0
31.94	2,500	25	2,500	25	8.3

	482,436	$9,069	220,064	$4,262

(a)	Cash received from the exercise of share options for the three-month period ended March 31, 2006 was $1,329 (in thousands).
(b)	Intrinsic value (in thousands) represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $41.74 on March 31, 2006, which would have been received by the option holders had all option holders exercised and sold their options as of that date.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following table illustrates the assumptions used to obtain, for the current period, the share-based compensation expense, and for the prior year, the pro-forma share-based compensation expense.

	As of March 31,
	2006	2005
Assumptions:
Options issued less non-vested forfeitures	618,180	620,580
Weighted average fair value per option granted (a)	$8.56	$8.58
Weighted average per option issued less non-vested forfeitures:
Dividend yield	1.1%	1.1%
Expected volatility	33%	33%
Risk-free interest rate	4.1%	4.1%
Expected option life	7.5 years	7.5 years

(a)	No options were granted during 2005 or during the three-month period ending March 31, 2006.

The following table shows the effects on net earnings and earnings per share had the fair value method been applied to all outstanding and unvested awards in each of the years 2006 and 2005 (in thousands).

	Three months ended March 31,
	2006	2005
Net earnings, as reported	$29,066	$23,982

Compensation expense included in reported net earnings (a)	252	—
Tax benefit	(88)	—

Compensation expense included in net earnings, net of tax effects	164	—

Total compensation expense under fair value method for all awards (b)	(252)	(244)
Tax benefit	88	85

Compensation expense, net of tax effects	(164)	(159)

Net earnings, including the effects of share-based compensation expense (c)	$29,066	$23,823

Basic earnings per share
As reported (a)	$1.41	$1.16
Pro-forma (c)	1.41	1.15
Diluted earnings per share
As reported (a)	$1.39	$1.15
Pro-forma (c)	1.39	1.14

(a)	Net earnings and earnings per share prior to fiscal year 2006 did not include share-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not at the time adopt the recognition provisions of SFAS 123.
(b)	Share-based compensation expense prior to fiscal year 2006 is calculated based on pro-forma application of SFAS 123.
(c)	Net earnings and net earnings per share prior to fiscal year 2006 represent pro-forma information based on the application of SFAS 123.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 134,375 shares have been issued as of March 31, 2006. The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. In February 2006, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan. Consequently, as of March 31, 2006 the Company had no unvested restricted stock outstanding and therefore no related unearned compensation.

Note 3 Computations of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended March 31,
	2006	2005
Net earnings for basic and diluted earnings per share	$29,066	$23,982

Average basic shares outstanding	20,675	20,608

Basic earnings per share (a)	$1.41	$1.16

Average basic shares outstanding	20,675	20,608
Restricted stock not yet vested	24	69
Dilutive effect of assumed option exercises	229	202

Average diluted shares outstanding	20,928	20,879

Diluted earnings per share	$1.39	$1.15

(a)	The prior-year basic and diluted earnings per share does not include the $0.01 share-based compensation expense as calculated in accordance with SFAS 123 on a pro-forma basis. See Note 2 for additional information.

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The March 31, 2006 fair value of $190.6 million was calculated using a 142 basis point spread to the ten-year U.S. Treasury Note of 4.85%, which was obtained from Bloomberg, a national broker quotation network.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at March 31, 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 5 Investments

Summarized information for Infinity’s investment portfolio follows (in thousands):

	March 31, 2006
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,311,180	$1,291,288	96%	$7,604	$(27,496)
Equity securities	58,742	60,711	4%	3,801	(1,832)

Total	$1,369,922	$1,351,999	100%	$11,405	$(29,328)

	December 31, 2005
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,327,980	$1,323,045	96%	$11,589	$(16,524)
Equity securities	60,380	59,706	4%	1,870	(2,544)

Total	$1,388,360	$1,382,751	100%	$13,459	$(19,068)

	March 31, 2006	December 31, 2005
Number of positions held with unrealized:
Gains	154	220
Losses	338	306

Number of positions held that individually exceed unrealized:
Gains of $500,000	—	1
Losses of $500,000	2	—

Percentage of positions held with unrealized:
Gains that were investment grade	75%	82%
Losses that were investment grade	95%	94%

The following table sets forth the amount of unrealized loss by age and severity at March 31, 2006 (in thousands):

Age of unrealized loss:	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$(2,037)	$(1,963)	$(74)	$—
Six months	(2,149)	(1,815)	(334)	—
Nine months	(13,667)	(12,243)	(1,424)	—
Twelve months	(1,334)	(431)	(903)	—
Greater than twelve months	(10,141)	(8,351)	(1,790)	—

Total	$(29,328)	$(24,803)	$(4,525)	$—

*	As compared to amortized cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax		Tax Effects	Net
	Fixed Maturities	Equity Securities
Three months ended March 31, 2006
Unrealized holding gains (losses) on securities arising during the period	$(15,496)	$3,257	$4,285	$(7,954)
Realized (gains) losses included in net income	539	(614)	26	(49)

Change in unrealized gains (losses) on marketable securities, net	$(14,957)	$2,643	$4,311	$(8,003)

Three months ended March 31, 2005
Unrealized holding gains (losses) on securities arising during the period	$(23,102)	$153	$8,032	$(14,917)
Realized (gains) losses included in net income	(9,000)	(3,080)	4,228	(7,852)

Change in unrealized gains (losses) on marketable securities, net	$(32,102)	$(2,927)	$12,260	$(22,769)

Note 6 Effective Tax Rate

Income tax expense for the three-months ended March 31, 2006 was $14.6 million compared to $12.6 million for the same period of 2005. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands).

	For the three months ended March 31,
	2006	2005
Earnings before income taxes	$43,706	$36,603
Incomes taxes at statutory rates	15,297	$12,811
Effect of:
Dividends received deduction	(79)	(49)
Tax-exempt interest	(506)	(490)
Adjustment to valuation allowance	(72)	—
Other (a)	—	349

Provision for income taxes as show on the Consolidated Statements of Earnings	$14,640	$12,621

GAAP effective tax rate	33.5%	34.5%

(a)	For the three-month period ended March 31, 2005, “other” primarily related to a non-recurring amount for the tax benefit the Company received from a deduction taken for restricted stock.

Infinity reduced its tax valuation allowance by approximately $72,000 during the first quarter of 2006 in recognition of $0.2 million of capital gains realized during the first three months of 2006, which had an immaterial impact on basic earnings per share for the three-month period ended March 31, 2006.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the liability for restricted stock compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments (in thousands) that are not separately disclosed in the Consolidated Statements of Cash Flows:

	For the three months ended March 31,
	2006	2005
Income tax payments	$7,000	$—
Interest payments on debt	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimates for incurred but not reported (“IBNR”), and LAE. The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2006	2005
Beginning balance at December 31, 2005 and 2004, respectively
Unpaid losses on known claims	$262,626	$339,101
IBNR losses	181,340	176,809
LAE	181,526	180,338

Total unpaid losses and LAE	$625,492	$696,248

Less: reinsurance recoverables	(15,421)	(27,112)

Unpaid losses and LAE, net of reinsurance recoverables	$610,071	$669,136

Current Activity
Loss and LAE incurred:
Current accident year	167,871	170,245
Prior accident years	(19,005)	(3,301)

Total loss and LAE incurred	$148,866	$166,944

Loss and LAE payments:
Current accident year	(49,168)	(45,886)
Prior accident years	(124,036)	(144,142)

Total loss and LAE payments	$(173,204)	$(190,028)

Ending balance at March 31
Unpaid losses and LAE, net of reinsurance recoverables	$585,733	$646,052
Add back reinsurance recoverables	16,492	26,896

Unpaid losses on known claims	$246,327	$314,275
IBNR losses	175,590	181,776
LAE	180,308	176,897

Total unpaid losses and LAE	$602,225	$672,948

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements” below.

OVERVIEW

Infinity’s profitability remained strong during the first quarter of 2006 with a 21.2% increase in net earnings. Net income and diluted earnings per share for the three months ended March 31, 2006 were $29.1 million and $1.39, respectively, compared to $24.0 million and $1.15 for the three months ended March 31, 2005. Book value per share at March 31, 2006 increased 17.4% compared to March 31, 2005 while the annualized return on equity was 18.3% for the first quarter of 2006.

Earned premiums for the first quarter of 2006 increased 1.4% compared to the same period in 2005. Total revenues declined 3.4% for the three months ended March 31, 2006 as Infinity realized $0.1 million of realized gains compared to $12.1 million of realized gains for the three months ended March 31, 2005. Total gross written premiums declined 7.5% during the first quarter of 2006 compared to the same period in 2005. In Infinity’s 19 Focus States, premiums declined 6.9%, primarily as a result of premium declines in Arizona, Florida and Texas. This written premium decline in the Focus States, when compared to the same period during the prior year, was not unexpected given the 19.8% growth in those states during the first quarter of 2005. See Results of Operations – Underwriting – Premiums for a discussion of Infinity’s Focus and Non-Focus States.

Underwriting margins remained strong during the first quarter of 2006, with a reported GAAP combined ratio of 86.6% compared to the 95.0% reported for the first quarter of 2005. Underwriting results for the three months ended March 31, 2006 and 2005 benefited from $19.0 million and $3.3 million, respectively, of favorable development on prior accident year period loss and LAE reserves. See Results of Operations – Underwriting – Profitability for a discussion of Infinity’s Focus and Non-Focus States.

Overall, market conditions during the first quarter of 2006 remained competitive. Although Infinity continued to see some companies reduce rates and increase agency commissions and incentives, Infinity has observed some larger, more disciplined companies raising rates and reducing agency commissions. Texas and California are among the most competitive markets. Infinity will be introducing new rate filings and expanded marketing programs in these two states, along with others, in order to achieve premium growth during the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $6.9 million annually since 2003.

At March 31, 2006, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2006, Infinity increased its quarterly dividend to $.075 per share from $.06 per share. At this current amount, Infinity’s 2006 annualized dividend payments would be approximately $6.2 million.

In January 2005, the Board of Directors authorized a share repurchase program expiring on December 31, 2007, whereby the Company may repurchase up to an aggregate amount of $50 million of its outstanding common shares. During the first quarter of 2006, Infinity repurchased 85,000 shares at a total cost of $3.5 million.

Funds to meet Infinity’s cash needs come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held at the holding company. As of March 31, 2006, Infinity had $125 million of cash and investments. In 2005, Infinity’s insurance subsidiaries paid Infinity $62.5 million in ordinary dividends. In 2006, Infinity’s insurance subsidiaries may pay to Infinity up to $160.4 million in ordinary dividends without prior regulatory approval. For the three-month period ended March 31, 2006, no dividends have been paid by the insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at March 31, 2006.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $9.3 million and $12.4 million for the three-month periods ended March 31, 2006 and 2005, respectively. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries have available the proceeds from maturing, and sales of, securities from its $1.2 billion fixed maturity portfolio at March 31, 2006.

Management believes that cash and investment balances, cash flows generated from operations, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance provides protection for losses up to $10 million, up from $5 million in 2005, in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Premiums ceded under these agreements for the three months ended March 31, 2006 and 2005, respectively, were $1.4 million and $0.9 million. Infinity also utilizes reinsurance to mitigate losses on other lines including its small homeowners book, which is currently in runoff.

Investments

Infinity’s consolidated investment portfolio at March 31, 2006 contained approximately $1.3 billion in fixed maturity securities and $60.7 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2006, Infinity had pre-tax net unrealized losses of $19.9 million on fixed maturities and pre-tax unrealized gains of $2.0 million on equity securities. Combined, the net unrealized losses increased by $12.3 million for the three-month period ended March 31, 2006, primarily due to a rise in general market interest rates.

Approximately 93% of Infinity’s fixed maturity investments at March 31, 2006 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was Aa3. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.7 years at March 31, 2006.

Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2006, based on their fair values (in thousands).

Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$27,957	$37,349	$4,600	$69,906
After one year through five years	98,508	451,205	31,251	580,964
After five years through ten years	59,082	183,487	1,000	243,569

After ten years	50,699	38,531	—	89,230

Mortgage-backed securities	8,087	299,532	—	307,619

Total	$244,333	$1,010,104	$36,851	$1,291,288

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Underwriting

Premiums

Infinity’s insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, Infinity believes that it is generally understood to mean coverage for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. Infinity also writes commercial vehicle insurance, insurance for classic collectible automobiles (“Classic Collector”), and a small book of homeowners’ insurance business, which is currently in runoff.

Infinity is licensed to write auto insurance in all 50 states, but is committed to growth in selected states that management believes offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into three categories:

•	“Top Five Focus States” – States included in this category are California, Florida, Pennsylvania, Georgia and Connecticut.

•	“14 Remaining Focus States” – States included in this category are Alabama, Alaska, Arizona, Colorado, Indiana, Mississippi, Missouri, Nevada, Ohio, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

•	“Non-Focus States” – Infinity is either maintaining its renewal writings in these states or ceasing operations in these states.

The following tables show Infinity’s net earned premiums (in thousands) and policies-in-force for the three month periods ended March 31, 2006 and 2005, respectively.

	Three months ended March 31,
	2006	2005	$ Change	% Change
Net Earned Premiums
Gross Written Premium
Personal Auto Insurance:
Top Five Focus States	$211,531	$218,860	$(7,329)	(3.3)%
14 Remaining Focus States	32,860	43,645	(10,785)	(24.7)%
Non-Focus States	358	1,816	(1,458)	(80.3)%

Subtotal	244,749	264,321	(19,572)	(7.4)%

Commercial Vehicle	11,651	12,789	(1,138)	(8.9)%
Classic Collector / Other	3,664	4,157	(493)	(11.9)%

Total gross written premiums (a)	260,064	281,267	(21,203)	(7.5)%
Ceded reinsurance and effects of unearned premium transfers	(730)	(1,896)	1,166	(61.5)%

Net written premiums	259,334	279,371	(20,037)	(7.2)%
Change in unearned premiums	(25,302)	(48,630)	23,328	(48.0)%

Net earned premiums	$234,032	$230,741	$3,291	1.4%

(a)	2006 and 2005 exclude $1.8 million and $2.9 million, respectively, of premiums written on behalf of other companies. 2006 and 2005 also exclude $0.7 million and $4.3 million, respectively, of unearned premium transfers relating to commutations of reinsurance agreements for the runoff homeowners books of business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of March 31,
	2006	2005	# Change	% Change
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	586,487	586,523	(36)	0.0%
14 Remaining Focus States	87,589	96,385	(8,796)	(9.1)%
Non-Focus States	6,123	14,236	(8,113)	(57.0)%

Subtotal	680,199	697,144	(16,945)	(2.4)%
Commercial Vehicle	14,880	14,169	711	5.0%
Classic Collector / Other	58,060	58,217	(157)	(0.3)%

Total	753,139	769,530	(16,391)	(2.1)%

Gross written premiums for the first three months of 2006 declined 7.5% compared to the first three months of 2005. This decline was not unexpected, given the 14.3% premium growth achieved in the first quarter of 2005. During the first quarter of 2006, Infinity filed and implemented 16 rate revisions in various states with an overall rate impact of a 0.6% increase. Policies-in-force declined 2.1% compared to March 31, 2005 but have increased 1.7% since December 31, 2005.

Personal auto insurance writings in Infinity’s Top Five Focus States declined 3.3% during the first quarter of 2006 compared to the same period in 2005. The decline in premium during the first quarter of 2006 was primarily attributable to a decline in premiums in Florida. Following the first quarter of 2005, during which premiums in Florida grew more than 70%, Infinity took rate increases totaling 15% in 2005, to address increasing combined ratios in that state. As a result, premium growth declined. Premiums also declined in Connecticut and Pennsylvania by 2.1% and 11.4%, respectively. Premium in Connecticut declined, when compared to the first quarter of 2005, as written premium for Infinity’s replacement product, approved by the Connecticut Department of Insurance during the third quarter of 2005, did not fully offset the written premium lost by no longer offering the old program. In Pennsylvania, a mix of Infinity’s conservative pricing and lower commission rates, when compared to competitors, resulted in the state’s premium decline. Premium growth in Georgia and California of 1.1% and 5.4%, respectively, offset the decline in Florida, Connecticut and Pennsylvania. The growth in Georgia was a result of a new credit-based product introduced in mid-2005, aggressive appointment of new agencies and a modest increase in advertising. In California, most of the growth occurred in the first two months of the year. During the month of March, several competitors implemented new rate filings that made Infinity’s rates less competitive, and as a result new business applications declined. Although Infinity responded by submitting two new rate filings early in 2006, the filings were not approved until April by the California Department of Insurance for implementation in May and June. As a result, it is likely that second quarter premiums in California will decline as compared to the same period of 2005.

Premiums in the 14 Remaining Focus States declined 24.7% primarily as a result of rate increases implemented during 2005 in several of the states in an effort to improve underwriting profitability in a marketplace where many competitors were reducing rates. The largest state in this category, Texas, decreased 30.2% compared to a strong first quarter of 2005. The environment in Texas remains competitive, and Infinity is taking actions to appoint new agents in key urban areas and to expand marketing programs to agents in order to achieve growth the remainder of the year. Five of the 14 Remaining Focus States, Colorado, Indiana, Nevada, Ohio and Virginia, achieved premium growth in the first quarter of 2006.

Gross written premiums for the commercial vehicle business declined 8.9% during the first quarter of 2006 compared to the same time period in 2005. The decline was a result of the substantial written premium reduction in the Non-Focus State of New York. Excluding New York, gross written premiums and policies-in-force increased 5.2% and 12.9%, respectively. Connecticut, Florida and Texas all posted positive premium and policy count growth for the commercial vehicle business during the first quarter of 2006 as compared to the first quarter of 2005.

Premiums in the Classic Collector book of business grew 8.1% for three months ended March 31, 2006 compared to the same period in 2005. This growth was offset by a substantial decline in the runoff homeowners book of business.

Ceded reinsurance and the effects of unearned premium transfers fell 61.5% in the first three months of the year primarily as a result of a one-time unearned premium transfer of $0.7 million. In addition, although Infinity still maintains its 90% quota share agreement on its runoff homeowners book of business, the amount of gross premium Infinity writes in this program has substantially declined and as a result the amount ceded to reinsurers has also declined.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Profitability

A key operating performance measure for insurance companies is underwriting profitability, as opposed to overall profitability or net earnings. Underwriting profitability is measured by the combined ratio. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income, other expenses or federal income taxes.

While financial data is reported in accordance with GAAP for shareholder and other investment purposes, data is reported on a statutory basis for insurance regulatory purposes. Infinity evaluates underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premiums and (ii) underwriting expenses incurred as a percentage of net written premiums. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premiums are earned; on a statutory basis these items are expensed as incurred. In addition, costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes.

	Three months ended March 31,						% Change
	2006			2005
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Top Five Focus States	64.0%	21.3%	85.3%	63.5%	20.0%	83.5%	0.5%	1.3%	1.8%
14 Remaining Focus States	61.8%	25.0%	86.8%	104.9%	22.4%	127.3%	(43.1)%	2.6%	(40.5)%
Non-Focus States	24.2%	111.9%	136.1%	197.9%	50.4%	248.3%	(173.7)%	61.5%	(112.2)%

Subtotal	63.4%	21.9%	85.3%	71.7%	20.6%	92.3%	(8.3)%	1.3%	(7.0)%

Commercial Vehicle	77.6%	19.1%	96.7%	96.9%	20.8%	117.7%	(19.3)%	(1.7)%	(21.0)%
Classic Collector / Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	63.6%	21.5%	85.1%	72.3%	20.8%	93.1%	(8.7)%	0.7%	(8.0)%

GAAP ratios	63.6%	23.0%	86.6%	72.4%	22.6%	95.0%	(8.8)%	0.4%	(8.4)%

NM:	not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

Overall, the statutory combined ratio for the three months ended March, 31, 2006 has decreased 8.0 points compared to the same period a year ago. The first quarter of 2006 and 2005 benefited from $19.0 million and $3.3 million, respectively, of prior year development on loss and LAE reserves. The favorable development during the first quarter of 2006 was primarily attributable to Florida and California while the favorable development a year ago was primarily attributable to California. Catastrophe losses during the first three months of 2006 and 2005 were $0.3 million and $0.4 million, respectively.

The statutory combined ratio for personal auto insurance in the Top Five Focus States increased 1.8 points in the first quarter of 2006 compared to the same period a year ago. The 1.3 points increase in underwriting expenses is primarily attributable to California. The increase in California during the first quarter of 2006 is primarily a result of both a change in methodology regarding the allocation of overhead expenses, which increased the expense ratio by 0.8 points, and higher commission expense from writing more new business. The loss and LAE ratio for the Top Five Focus States increased 0.5 points during the first quarter of 2006. Improvements in the loss and LAE ratio in Connecticut, Florida, Georgia and Pennsylvania were offset by a higher loss and LAE ratio in California. While Infinity recognized favorable development in California on prior accident period loss and LAE reserves in both the first quarter of 2006 and 2005, this favorable development resulted in a lower loss and LAE ratio during the first three months of 2005 due to the lower earned premiums in this period.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2006, the combined ratio on the 14 Remaining Focus States improved to 86.8% as compared to 127.3% for the first quarter of 2005. Ten of these states reported combined ratios below 100% for the three months ended March 31, 2006. During the first quarter of 2005, Alaska had unfavorable development on prior accident period loss and LAE reserves. Also contributing to the decline in loss and LAE were Alabama, Arizona and South Carolina, which were all running higher combined ratios during the first quarter of 2005 as the books of business in these states continued to grow. New business writings typically have higher loss and LAE ratios than renewal business. During 2005, Infinity took rate increases in each of these three states which have contributed to the improvement in the combined ratio.

The improvement in the Non-Focus States’ combined ratio during the first quarter of 2006 as compared to the first quarter of 2005 was primarily attributable to New York, where earned premiums have declined more than 50% since the first quarter of 2005. In New York, Infinity has seen some favorable development on prior accident period loss and LAE reserves, primarily from improving severities on personal injury protection related claims.

During the first quarter of 2005, Infinity strengthened reserves in the commercial vehicle book of business, particularly in Florida. As a result, the combined ratio for the three months ended March 31, 2005 was substantially higher than in the current period.

Investment Income

Investment income is comprised primarily of gross investment revenue, investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2006	2005
Gross investment income	$17,501	$17,185
Gross investment expenses	(620)	(575)

Net investment income	$16,881	$16,610

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income for the three months ended March 31, 2006 was impacted by lower book yields on a larger total fixed maturity investment portfolio.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2006			Three months ended March 31, 2005
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(435)	$(104)	$(539)	$(136)	$9,136	$9,000
Equities	(138)	752	614	(60)	3,140	3,080

Total	$(573)	$648	$75	$(196)	$12,276	$12,080

The other-than-temporary impairments in the three-month period ended March 31, 2006, related primarily to fixed income securities and an equity security for firms in the financial services industry. The impairments in the 2005 period related primarily to a fixed income security of a major automobile manufacturer and for a preferred stock of a home-mortgage firm.

For Infinity’s remaining securities held with unrealized losses, management believes that, based on its analysis (i) that the bulk of evidence indicates that Infinity will recover its cost basis in these securities in a relatively short period of time and/or (ii) that Infinity has the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on Infinity’s liquidity.

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at March 31, 2006, the pre-tax earnings impact would have been $10.1 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The Senior Notes accrued interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes and recognized in the Consolidated Statements of Earnings for the three-month periods ended March 31, 2006 and 2005, respectively, was $2.8 million and $2.8 million.

Income Taxes

The following table reconciles the Company’s GAAP effective tax rate for the three months ended March 31, 2006 and 2005, respectively (See Note 6 for additional information):

	Three months ended March 31,
	2006	2005
Statutory tax rate	35.0%	35.0%
Adjustments
Dividends received deduction	(0.2)%	(0.1)%
Tax exempt interest	(1.2)%	(1.4)%

Adjustment to valuation allowance	(0.2)%	—
Other (a)	0.1%	1.0%

GAAP Effective tax rate	33.5%	34.5%

(a)	For the three-month period ended March 31, 2005, “other” primarily related to a non-recurring amount for the tax benefit the Company received from a deduction taken for restricted stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premiums, growth, earnings, investment performance, expected losses, rate changes and loss experience.

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2005.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2006, there were no material changes to the information provided in Infinity’s Form 10-K for 2005 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2006. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Balances at January 1, 2006	34,014	$33.41	29,720	$49,000,310
January 1, 2006 - January 31, 2006	—	—	—	49,000,310
February 1, 2006 - February 28, 2006 (c)	7,637	38.84	—	49,000,310
March 1, 2006 - March 31, 2006	85,000	41.13	85,000	45,500,664

Total	126,651	$38.92	114,720	$45,500,664

(a)	Average price paid per share excludes commissions.
(b)	In January 2005, the Board of Directors authorized a share repurchase program expiring December 31, 2007, whereby the Company may repurchase up to an aggregate of $50 million of its outstanding shares.
(c)	The 7,637 shares of restricted stock were surrendered to the Company in February 2006 by three executive officers to satisfy their tax obligations resulting from the vesting of such shares.

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 8, 2006		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)