Form 10-Q
period 2006-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2006-08-07
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 1, 2006, there were 20,271,573 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30			Six months ended June 30
	2006	2005	% Change	2006	2005	% Change
Revenues:
Earned premiums	$235,863	$248,028	(4.9)%	$469,895	$478,769	(1.9)%
Net investment income	17,670	16,124	9.6%	34,551	32,734	5.6%
Realized gains (losses) on investments	(61)	8,431	(100.7)%	14	20,511	(99.9)%
Other income	567	952	(40.4)%	1,295	2,160	(40.0)%

Total revenues	254,039	273,535	(7.1)%	505,755	534,174	(5.3)%

Costs and Expenses:
Losses and loss adjustment expenses	159,327	172,832	(7.8)%	308,193	339,776	(9.3)%
Commissions and other underwriting expenses	59,291	57,546	3.0%	113,014	109,703	3.0%
Interest expense	2,766	2,765	0.0%	5,531	5,530	0.0%
Corporate general and administrative expenses	1,857	1,566	18.6%	3,778	3,242	16.5%
Other expenses	1,148	3,157	(63.6)%	1,883	3,651	(48.4)%

Total costs and expenses	224,389	237,866	(5.7)%	432,399	461,902	(6.4)%

Earnings before income taxes	29,650	35,669	(16.9)%	73,356	72,272	1.5%
Provision for income taxes	9,669	11,979	(19.3)%	24,309	24,600	(1.2)%

Net Earnings	$19,981	$23,690	(15.7)%	$49,047	$47,672	2.9%

Earnings per Common Share:
Basic	$0.97	$1.15	(15.7)%	$2.38	$2.31	3.0%
Diluted	0.96	1.13	(15.0)%	2.35	2.28	3.1%

Average number of Common Shares:
Basic	20,582	20,646	(0.3)%	20,628	20,627	0.0%
Diluted	20,797	20,882	(0.4)%	20,863	20,880	(0.1)%

Cash dividends per Common Share	$0.075	$0.06	25.0%	$0.15	$0.12	25.0%

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Investments
Fixed maturities - at fair value
(amortized cost - $1,304,378 and $1,327,980)	$1,272,439	$1,323,045
Equity securities - at fair value
(amortized cost - $66,047 and $60,380)	65,619	59,706

Total investments	1,338,058	1,382,751

Cash and cash equivalents	68,311	64,934
Accrued investment income	16,259	16,779
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $11,920 and $11,859	310,020	289,917
Prepaid reinsurance premiums	7,552	9,008
Recoverables from reinsurers	19,362	19,364
Deferred policy acquisition costs	73,436	70,380
Current and deferred income taxes	41,890	29,519
Prepaid expenses, deferred charges and other assets	16,358	13,801
Goodwill	75,275	75,275

Total assets	$1,966,521	$1,971,728

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$592,129	$625,492
Unearned premiums	417,880	402,198
Payable to reinsurers	61	3,319
Long term debt (fair value - $186,547 and $195,341)	199,397	199,366
Commissions payable	29,011	28,345
Accounts payable, accrued expenses and other liabilities	84,889	86,414

Total liabilities	1,323,367	1,345,134

Shareholders’ Equity:
Common stock, no par value
-50,000,000 shares authorized
-20,815,752 and 20,727,939 shares issued	20,823	20,728
Additional paid-in capital	334,771	331,511
Retained earnings	325,124	279,171
Unearned compensation (restricted stock)	—	(30)
Net unrealized loss	(21,043)	(3,648)
Treasury stock, at cost (404,951 and 34,014 shares)	(16,521)	(1,138)

Total shareholders’ equity	643,154	626,594

Total liabilities and shareholders’ equity	$1,966,521	$1,971,728

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Unrealized Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2004	$20,671	$329,994	$166,710	$(314)	$30,360	$—	$547,421

Net earnings	$—	$—	$47,672	$—	$—	$—	$47,672
Change in unrealized gain (loss)	—	—	—	—	(17,014)	—	(17,014)

Comprehensive income							$30,658
Dividends paid to common shareholders	—	—	(2,482)	—	—	—	(2,482)
Employee stock purchases	5	137	—	—	—	—	142
Exercise of stock options including tax benefit	22	337	—	—	—	—	359
Stock granted to directors	4	121	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(138)	(138)
Amortization of unearned compensation including tax benefit	—	254	—	165	—	—	419

Balance at June 30, 2005	$20,702	$330,843	$211,900	$(149)	$13,346	$(138)	$576,504

Net earnings	$—	$—	$58,636	$—	$—	$—	$58,636
Change in unrealized gain (loss)	—	—	—	—	(16,994)	—	(16,994)

Comprehensive income							$41,642
Dividends paid to common shareholders	—	—	(2,483)	—	—	—	(2,483)
Employee stock purchases	5	131	—	—	—	—	136
Exercise of stock options including tax benefit	21	396	—	—	—	—	417
Stock granted to directors	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,000)	(1,000)
Amortization of unearned compensation including tax benefit	—	141	—	119	—	—	260
Correction of an immaterial error related to prior periods	—	—	11,118	—	—	—	11,118

Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$49,047	$—	$—	$—	$49,047
Change in unrealized gain (loss)	—	—	—	—	(17,395)	—	(17,395)

Comprehensive income							$31,652
Dividends paid to common shareholders	—	—	(3,094)	—	—	—	(3,094)
Employee stock purchases	4	119	—	—	—	—	123
Exercise of stock options, including tax benefit and compensation expense	88	2,661	—	—	—	—	2,749
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(15,384)	(15,384)
Amortization of unearned compensation including tax benefit	—	358	—	30	—	—	388

Balance at June 30, 2006	$20,823	$334,771	$325,124	$—	$(21,043)	$(16,521)	$643,154

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended June 30,
	2006	2005
Operating Activities:
Net earnings	$19,981	$23,690
Adjustments:
Depreciation and amortization	1,098	3,297
Realized (gains) losses on investing activities	61	(8,431)
Share-based compensation expense	252	—
Decrease (increase) in accrued investment income	(1,195)	399
Decrease (increase) in agents balances & premiums receivable	4,315	(5,026)
Decrease (increase) in reinsurance receivables	(17)	6,677
Decrease (increase) in deferred policy acquisition costs	2,628	(1,431)
Decrease (increase) in other assets	(9,640)	2,701
Increase (decrease) in insurance claims and reserves	(18,760)	(5,264)
Increase (decrease) in payable to reinsurers	(653)	380
Increase (decrease) in other liabilities	3,756	(1,903)
Other, net	124	83

Net cash provided by operating activities	1,950	15,172

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(51,884)	(84,605)
Equity Securities	(10,679)	(19,192)
Property and equipment	(1,421)	(2,091)
Maturities and redemptions of fixed maturity investments	22,448	34,564
Sales:	—	—
Fixed maturities	36,856	185,161
Equity securities	3,709	2,309
Property and equipment	—	270

Net cash (used in) provided by investing activities	(971)	116,416

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	989	166
Acquisition of treasury stock	(11,588)	(5)
Dividends paid to shareholders	(1,542)	(1,241)

Net cash used in financing activities	(12,141)	(1,080)

Net (decrease) increase in cash and cash equivalents	(11,162)	130,508
Cash and cash equivalents at beginning of period	79,473	96,761

Cash and cash equivalents at end of period	$68,311	$227,269

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Operating Activities:
Net earnings	$49,047	$47,672
Adjustments:
Depreciation and amortization	3,188	7,396
Realized (gains) losses on investing activities	(14)	(20,511)
Share-based compensation expense	503	—
Decrease (increase) in accrued investment income	520	1,576
Decrease (increase) in agents balances & premiums receivable	(20,103)	(41,959)
Decrease (increase) in reinsurance receivables	1,458	5,533
Decrease (increase) in deferred policy acquisition costs	(3,056)	(10,729)
Decrease (increase) in other assets	(5,146)	10,054
Increase (decrease) in insurance claims and reserves	(17,681)	21,121
Increase (decrease) in payable to reinsurers	(3,258)	301
Increase (decrease) in other liabilities	549	2,329
Other, net	480	81

Net cash provided by operating activities	6,487	22,864

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(98,648)	(246,400)
Equity Securities	(18,696)	(27,933)
Property and equipment	(1,831)	(3,435)
Maturities and redemptions of fixed maturity investments	60,165	60,669
Sales:
Fixed maturities	58,028	300,907
Equity securities	13,978	10,363
Property and equipment	—	301

Net cash provided by investing activities	12,996	94,472

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	2,372	501
Acquisition of treasury stock	(15,384)	(138)
Dividends paid to shareholders	(3,094)	(2,482)

Net cash used in financing activities	(16,106)	(2,119)

Net increase in cash and cash equivalents	3,377	115,217
Cash and cash equivalents at beginning of period	64,934	112,052

Cash and cash equivalents at end of period	$68,311	$227,269

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 1 Reporting and Accounting Policies

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

Reclassifications

In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Effective January 1, 2006, as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K, Infinity began including in the GAAP combined ratio corporate litigation expense on losses (except for class action lawsuits) and bad debt charge-offs on agents’ balances and premiums receivable. The reclassification of corporate litigation expense on losses for the three-month and six-month periods ending June 30, 2005 was $1.6 million and $7.3 million, respectively, which is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “losses and loss adjustment expenses” (“LAE”), and $6.6 million and $14.2 million, respectively, reflected in the Consolidated Statements of Cash Flows for the corresponding periods ended June 30, 2005 between “change in insurance claims and reserves” and “change in other liabilities.” The reclassification also included other immaterial amounts reflected in the Consolidated Balance Sheets and Statements of Cash Flows for the same periods. The reclassification of bad debt charge-offs on agents’ balances and premiums receivable for the three-month and six-month periods ending June 30, 2005 was $5.6 million and $8.6 million, respectively, which is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “commissions and other underwriting expenses.” Neither reclassification impacted the current period or any previously presented period net earnings, shareholders equity or net cash provided by operating activities.

New Accounting Standards

Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109 (SFAS 109), was issued by the FASB in June 2006 effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FIN 48 effective January 1, 2007. We have not yet determined the impact of the adoption of FIN 48 on our financial position or results of operation.

Note 2 Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In accordance with the modified prospective transition method as set forth in SFAS 123(R), the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of compensation expense for all share-based payment awards. As previously allowed under APB 25, no share-based compensation expense related to employee stock options and employee stock purchases was recognized during the six months of 2005.

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

Restricted Stock Plans

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 134,375 shares have been issued as of June 30, 2006. The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. In February 2006, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan. Consequently, as of June 30, 2006 the Company had no unvested restricted stock outstanding and therefore no related unearned compensation.

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors Plan”). There were 200,000 shares of Infinity common stock reserved for issuance under the Directors Plan, of which 6,895 shares have been issued as of June 30, 2006. The purpose of the Directors Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors. Under the terms of the Directors Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1, 2006, a total of 2,990 shares of Infinity common stock, valued pursuant to the plan at $125,000, were issued to Infinity’s non-employee directors.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 15,606 have been issued as of June 30, 2006. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount approximated $10,000 and $22,000 for the three-month and six-month periods ended June 30, 2006, respectively, and was recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are issued and outstanding for earnings per share calculations.

Stock Option Plan

Infinity’s Stock Option Plan was established in 2002 with 2,000,000 shares of Infinity common stock reserved for issuance under the Stock Option Plan. Through June 30, 2006, net of forfeitures, 615,280 options have been issued. The plan allows forfeited options to be reissued. Options, which have a 10-year contractual life, generally become exercisable at the rate of 20% per year commencing one year after grant.

The following chart describes activity for Infinity’s Stock Option Plan for the six month period ending June 30, 2006:

Options Outstanding	Number of Options	Weighted Average Exercise Price
As of January 1, 2006	555,584	$22.31
Granted	—	—
Exercised (a)	(81,268)	17.95
Forfeited	—	—

As of June 30, 2006	474,316	$23.06

(a)	Cash received from the exercise of options for the six-month period ended June 30, 2006 was $1,459 (in thousands).

The following chart describes by exercise price Infinity’s stock options outstanding and exercisable as of June 30, 2006 (dollars in thousands):

	Options Outstanding		Options Exercisable		Remaining Contractual Life (in years)
Exercise Price	Number of Options	Intrinsic Value (a)	Options Exercisable	Intrinsic Value (a)
$16.00	281,316	$7,033	129,644	$3,241	6.6
25.56	5,000	77	5,000	77	7.2
33.58	185,500	1,376	74,800	555	7.6
31.94	2,500	23	2,500	23	8.0

	474,316	$8,509	211,944	$3,896

(a)	Intrinsic value (in thousands) represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $41.00 on June 30, 2006, which would have been received by the option holders had all option holders exercised and sold their options as of that date.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following table illustrates the assumptions used to obtain, for the current period, the share-based compensation expense, and for the prior year, the pro-forma share-based compensation expense.

	As of June 30,
Assumptions:	2006	2005
Options issued less all forfeitures	615,280	615,280
Add: Vested forfeitures	2,900	2,900

Options issued less non-vested forfeitures	618,180	618,180
Weighted average fair value per option granted (a)	$8.56	$8.56
Weighted average per option issued less non-vested forfeitures:
Dividend yield	1.1%	1.1%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.1%	4.1%
Expected option life	7.5 years	7.5 years

(a)	No options were granted during 2005 or during the six-month period ending June 30, 2006.

The following table shows the effects on net earnings and earnings per share had the fair value method been applied to all outstanding awards in each of the years 2006 and 2005 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net earnings, as reported	$19,981	$23,690	$49,047	$47,672

Share-based compensation expense included in reported net earnings (a)	252	—	503	—
Other	88	—	—	—

Compensation expense included in net earnings, net of tax effects	340	—	503	—

Total share-based compensation expense under fair value method for all awards (b)	(252)	(241)	(503)	(485)
Other	(88)	(85)	—	—

Compensation expense, net of tax effects	(340)	(326)	(503)	(485)

Net earnings, including the effects of share-based compensation expense (c)	$19,981	$23,364	$49,047	$47,187

Basic earnings per share
As reported (a)	$0.97	$1.15	$2.38	$2.31
Pro-forma (c)	N/A	1.13	N/A	2.29
Diluted earnings per share
As reported (a)	$0.96	$1.13	2.35	$2.28
Pro-forma (c)	N/A	1.12	N/A	2.26

(a)	Net earnings and earnings per share prior to fiscal year 2006 did not include share-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not at the time adopt the recognition provisions of SFAS 123.
(b)	Share-based compensation expense prior to fiscal year 2006 is calculated based on pro-forma application of SFAS 123.
(c)	Net earnings and net earnings per share prior to fiscal year 2006 represent pro-forma information based on the application of SFAS 123.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 3 Computations of Earnings Per Share

The following table provides the computations of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net earnings for basic and diluted earnings per share	$19,981	$23,690	$49,047	$47,672
Average basic shares outstanding	20,582	20,646	20,628	20,627

Basic earnings per share (a)	$0.97	$1.15	$2.38	$2.31

Average basic shares outstanding	20,582	20,646	20,628	20,627
Restricted stock not yet vested	—	45	12	57
Dilutive effect of assumed option exercises	215	191	223	196

Average diluted shares outstanding	20,797	20,882	20,863	20,880

Diluted earnings per share	$0.96	$1.13	$2.35	$2.28

(a)	The prior-year basic and diluted earnings per share exclude the effects of share-based compensation expense as calculated in accordance with SFAS 123 on a pro-forma basis. See Note 2 for additional information.

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the Senior Notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The June 30, 2006 fair value for the Senior Notes of $186.5 million was calculated using a 150 basis point spread to the ten-year U.S. Treasury Note of 5.14%, which was obtained from Bloomberg, a national broker quotation network.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at June 30, 2006.

Note 5 Investments

Summarized information for Infinity’s investment portfolio follows (in thousands):

	June 30, 2006
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,304,378	$1,272,439	95%	$4,884	$(36,823)
Equity securities	66,047	65,619	5%	3,891	(4,319)

Total	$1,370,425	$1,338,058	100%	$8,775	$(41,142)

	December 31, 2005
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,327,980	$1,323,045	96%	$11,589	$(16,524)
Equity securities	60,380	59,706	4%	1,870	(2,544)

Total	$1,388,360	$1,382,751	100%	$13,459	$(19,068)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

	June 30, 2006	December 31, 2005
Number of positions held with unrealized:
Gains	116	220
Losses	379	306

Number of positions held that individually exceed unrealized:
Gains of $500,000	—	1
Losses of $500,000	7	—

Percentage of positions held with unrealized:
Gains that were investment grade	76%	82%
Losses that were investment grade	93%	94%

The following table sets forth the amount of unrealized loss by age and severity at June 30, 2006 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$106,182	$(2,428)	$(941)	$(1,487)	$—
Six months	167,414	(3,827)	(3,542)	(285)	—
Nine months	102,846	(5,606)	(1,518)	(4,088)	—
Twelve months	419,399	(17,064)	(10,768)	(6,296)	—
Greater than twelve months	296,264	(12,217)	(9,009)	(3,208)	—

Total	$1,092,105	$(41,142)	$(25,778)	$(15,364)	$—

*	As compared to amortized cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax		Tax Effects	Net
	Fixed Maturities	Equity Securities
Six months ended June 30, 2006
Unrealized holding gains (losses) on securities arising during the period	$(27,940)	$1,195	$9,359	$(17,386)
Realized (gains) losses included in net income	936	(950)	5	(9)

Change in unrealized gains (losses) on marketable securities, net	$(27,004)	$245	$9,364	$(17,395)

Six months ended June 30, 2005
Unrealized holding gains (losses) on securities arising during the period	$(6,720)	$1,071	$1,967	$(3,682)
Realized (gains) losses included in net income	(16,806)	(3,705)	7,179	(13,332)

Change in unrealized gains (losses) on marketable securities, net	$(23,526)	$(2,634)	$9,146	$(17,014)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 6 Effective Tax Rate

As shown below, income tax expense for the three-month and six-month periods ended June 30, 2006 was $9.7 million and $24.3 million , respectively, compared to $12.0 million and $24.6 million for the same periods of 2005. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Earnings before income taxes	$29,650	$35,669	$73,356	$72,272

Incomes taxes at statutory rates	10,378	12,484	25,675	25,295
Effect of:
Dividends received deduction	(66)	(75)	(146)	(124)
Tax-exempt interest	(505)	(518)	(1,012)	(1,009)
Adjustment to valuation allowance	(355)	—	(427)	—
Other	217	88	219	438

Provision for income taxes as show on the Consolidated Statements of Earnings	$9,669	$11,979	$24,309	$24,600

GAAP effective tax rate	32.6%	33.6%	33.1%	34.0%

As shown in the table above, Infinity reduced its tax valuation allowance during the three-month and six-month periods ended June 30, 2006 in recognition of $1.0 million and $1.2 million, respectively, of taxable capital gains realized during those periods.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the liability for restricted stock compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments (in thousands) that are not separately disclosed in the Consolidated Statements of Cash Flows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Income tax payments	$19,000	$10,000	$26,000	$10,000
Interest payments on debt	—	—	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimates for incurred but not reported (“IBNR”), and LAE. The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balance at Beginning of Period
Unpaid losses on known claims	$246,327	$314,275	$262,626	$339,101
IBNR losses	175,590	181,776	181,340	176,809
LAE	180,308	176,897	181,526	180,338

Total unpaid losses and LAE	602,225	672,948	625,492	696,248

Reinsurance recoverables	(16,492)	(26,896)	(15,421)	(27,112)

Unpaid losses and LAE, net of reinsurance recoverables	585,733	646,052	610,071	669,136

Current Activity
Loss and LAE incurred:
Current accident year	164,943	178,765	332,814	349,010
Prior accident years	(5,616)	(5,933)	(24,621)	(9,234)

Total loss and LAE incurred	159,327	172,832	308,193	339,776

Loss and LAE payments:
Current accident year	(93,640)	(90,519)	(142,808)	(136,405)
Prior accident years	(73,959)	(84,697)	(197,995)	(228,839)

Total loss and LAE payments	(167,599)	(175,216)	(340,803)	(365,244)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	577,461	643,668	577,461	643,668
Add back reinsurance recoverables	14,668	20,771	14,668	20,771

Total unpaid losses and LAE	$592,129	$664,439	$592,129	$664,439

Unpaid losses on known claims	$234,674	$299,448	$234,674	$299,448
IBNR losses	172,033	186,330	172,033	186,330
LAE	185,422	178,661	185,422	178,661

Total unpaid losses and LAE	$592,129	$664,439	$592,129	$664,439

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements” below.

OVERVIEW

The highly competitive market conditions Infinity experienced during the preceding quarter continued in the second quarter. For the most part, underwriting margins in the personal automobile insurance market remained favorable, which resulted in many competitors attempting to grow, or even hold, market share by increasing advertising and agency commissions, as well as taking modest rate decreases and lowering underwriting standards in select states.

For Infinity, in spite of these softening market conditions, profitability remained solid during the second quarter. Net earnings and diluted earnings per share for the second quarter of 2006 were $20.0 million and $0.96, respectively, compared to $23.7 million and $1.13 for the second quarter of 2005. Net earnings for the first six months of 2006 of $49.0 million represent a 2.9% increase over the $47.7 million of net earnings for the first six months of 2005. Diluted earnings per share were $2.35 and $2.28 for the first six months of 2006 and 2005, respectively. Book value per share of $31.51 at June 30, 2006 increased 12.9% compared to the $27.91 at June 30, 2005. Infinity’s return on equity for the second quarter and first six months of 2006 of 12.4% and 15.5% continued to exceed Infinity’s long-term goal of 12%.

Substantially a result of increasingly competitive conditions, total revenues for the second quarter of 2006 declined 7.1% compared to the same period in 2005. An increase in investment income of nearly 10% was offset by declines in earned premiums and realized gains. Gross written premiums declined 10.5% and 8.9% for the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. While a decline in gross premiums was attributable in large part to the considerable growth Infinity posted during the second quarter and first six months of 2005, increasing competition in several of Infinity’s key markets also was a primary contributor.

Underwriting margins remained solid during the second quarter and first six months of 2006 with a reported GAAP combined ratio of 92.7% and 89.6%, respectively, compared to 92.9% and 93.9% for the second quarter and first six months of 2005. Underwriting results for the three and six months ended June 30, 2006 benefited from $5.6 million and $24.6 million, respectively, of favorable development on prior accident year loss and LAE reserves. During the second quarter and first six months of 2005, Infinity benefited from $5.9 million and $9.2 million, respectively, of favorable development.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show Infinity’s net earned premiums for the three-month and six-month periods ended June 30, 2006 and 2005, respectively (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Net Earned Premiums
Gross Written Premium
Personal Auto Insurance:
Top Five Focus States	$178,374	$199,234	($20,860)	(10.5)%	$389,905	$418,095	($28,190)	(6.7)%
14 Remaining Focus States	32,120	32,525	(405)	(1.2)%	64,979	76,169	(11,190)	(14.7)%
Non-Focus States	2,011	5,218	(3,207)	(61.5)%	2,369	7,034	(4,665)	(66.3)%

Subtotal	$212,505	$236,977	($24,472)	(10.3)%	$457,253	$501,298	($44,045)	(8.8)%

Commercial Vehicle	10,848	12,758	(1,910)	(15.0)%	22,499	25,547	(3,048)	(11.9)%
Classic Collector / Other	5,660	6,145	(485)	(7.9)%	9,324	10,302	(978)	(9.5)%

Total gross written premiums (a)	$229,013	$255,880	($26,867)	(10.5)%	$489,076	$537,147	($48,071)	(8.9)%
Ceded reinsurance and effects of unearned premium transfers	(1,315)	(2,839)	1,524	(53.7)%	(2,044)	(4,735)	2,691	(56.8)%

Net written premiums	$227,698	$253,041	($25,343)	(10.0)%	$487,032	$532,412	($45,380)	(8.5)%
Change in unearned premiums	8,165	(5,013)	13,178	(262.9)%	(17,137)	(53,643)	36,506	(68.1)%

Net earned premiums	$235,863	$248,028	($12,165)	(4.9)%	$469,895	$478,769	($8,874)	(1.9)%

(a)	Three-months ended: 2006 and 2005 exclude $2.2 million and $3.0 million, respectively, of premiums written on behalf of other companies. Six-months ended: 2006 and 2005 exclude $4.0 million and $5.9 million, respectively, of premiums written on behalf of other companies. 2006 and 2005 also exclude $0.7 million and $4.3 million, respectively, of unearned premium transfers relating to commutations of reinsurance agreements for the runoff homeowners books of business.

The following table shows Infinity’s policies-in-force for the periods ended June 30, 2006 and 2005, respectively:

	As of June 30,
Policies-in-Force	2006	2005	Change	% Change
Personal Auto Insurance:
Top Five Focus States	575,205	599,552	(24,347)	(4.1)%
14 Remaining Focus States	88,138	98,639	(10,501)	(10.6)%
Non-Focus States	5,051	11,666	(6,615)	(56.7)%

Subtotal	668,394	709,857	(41,463)	(5.8)%

Commercial Vehicle	14,763	14,573	190	1.3%
Classic Collector / Other	58,003	58,492	(489)	(0.8)%

Total policies-in-force	741,160	782,922	(41,762)	(5.3)%

Gross written premiums for the three months and six months ended June 30, 2006 declined 10.5% and 8.9%, respectively, compared to the three months and six months ended June 30, 2005. A decline in gross written premiums was not unexpected, given the 11.7% and 13.0% premium growth achieved during the second quarter and first six months of 2005. However, the magnitude of the decline in the second quarter was greater than had been expected, due in part to increased marketing and rate actions by competitors. During the first six months of 2006, Infinity filed and implemented 32 rate revisions in various states with an overall rate impact of a 0.2% increase. Policies-in-force declined 5.3% compared to June 30, 2005 but have increased slightly compared to December 31, 2005.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal auto insurance premiums in Infinity’s Top Five Focus States declined 10.5% and 6.7% during the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. Premiums declined in four of the Top Five Focus States. Gross written premiums in California fell 10.6% and 2.7% for the three and six-month periods ended June 30, 2006. During the month of March, several competitors in California implemented new Class Plan filings that made Infinity’s rates less competitive and as a result, new business applications declined. Although Infinity reacted by filing a Class Plan to refine the Company’s rate structure, the plan was not approved by the California Department of Insurance until April with an effective date of June 1, 2006. This delayed approval suppressed premium growth in the second quarter. Gross premiums in Florida, Connecticut and Pennsylvania declined 4.7%, 35.6% and 15.6%, respectively, during the second quarter of 2006 compared to the second quarter of 2005. Florida’s premiums declined compared to the second quarter of 2005 during which Infinity grew over 39%. During the last nine months of 2005, Infinity implemented rate increases, totaling 15%, to address increasing combined ratios in Florida. New business declined as a result of these rate actions. The decline in premiums in Connecticut is primarily a result of selling the renewal rights on the Great American book of business to a standard/preferred carrier in the state. Infinity’s ongoing book of business in Connecticut, primarily the Low Cost product, continues to do well in the marketplace with application counts ahead of plan. Premiums were down in Pennsylvania due to aggressive marketing and rate action by competitors that were not matched by Infinity. Georgia premiums grew at rates of 3.2% and 2.1% for the second quarter and first six months of 2006 as compared to the same time periods in 2005. Policy counts in Georgia are also up 3.0% compared to that at June 30, 2005 as a result of a new credit-based product introduced in mid-2005 and a modest increase in advertising.

Premiums in the 14 Remaining Focus States declined 1.2% and 14.7% during the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005. Seven of the 14 Remaining Focus States, Arizona, Colorado, Indiana, Missouri, Nevada, Texas and Wisconsin, achieved premium growth during the second quarter of 2006. Although the environments in Texas and Arizona remain very competitive, Infinity was able to grow by 9.6% and 40.1%, respectively, during the second quarter of 2006 as a result of aggressively appointing new agents and expanding marketing programs. Offsetting growth in these states were declines in states such as Alabama, Alaska and South Carolina where premiums have slowed as a result of Infinity rate increases taken during 2005 to improve profitability.

Gross written premium for the commercial vehicle business declined 15.0% and 11.9% during the second quarter and first six months of 2006, respectively, compared to the same time periods in 2005. More than half of the decline during the second quarter was a result of the substantial reduction in premiums in the Non-Focus state of New York. Also contributing to the decline was California where competitors have introduced new products that have made Infinity’s products less competitive. Because of the strong profitability of Infinity’s program in California, Infinity has taken action to reduce rates in this state to help generate premium growth. Business in Florida declined slightly during the second quarter of 2006 but has grown 6.7% during the first six months of 2006. Infinity’s commercial lines products grew in Georgia and Texas during the second quarter of 2006.

Premiums in the Classic Collector book of business grew 8.3% and 8.2% during the second quarter and first six months of June 30, 2006, respectively, compared to the second quarter and first six months of 2005. This growth was offset by a substantial decline in the runoff Homeowners book of business.

Ceded reinsurance declined 53.7% and 56.8% during the second quarter and first six months of 2006, respectively, compared to the same time periods in 2005. Although Infinity still maintains its 90% quota share agreement on its runoff Homeowners book of business, the amount of direct premium written in this program has substantially declined and, as a result, the amount ceded to reinsurers has also declined. In addition, Infinity maintains an excess of loss reinsurance treaty for higher limit personal auto liability coverages. Premiums covered by this treaty have declined as Infinity has sold the renewal rights on the Great American book of business in Connecticut, which is predominantly higher limits standard and preferred business.

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

	Three months ended June 30,
	2006			2005			% Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Top Five Focus States	68.8%	21.2%	90.0%	66.8%	20.2%	87.0%	2.0%	1.0%	3.0%
14 Remaining Focus States	85.2%	26.1%	111.3%	85.9%	24.7%	110.6%	(0.7)%	1.4%	0.7%
Non-Focus States	NM	NM	NM	82.9%	24.6%	107.5%	NM	NM	NM

Subtotal	67.1%	22.1%	89.2%	70.1%	20.9%	91.0%	(3.0)%	1.2%	(1.8)%

Commercial Vehicle	101.1%	19.6%	120.7%	66.3%	20.9%	87.2%	34.8%	(1.3)%	33.5%
Classic Collector / Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.6%	22.9%	90.5%	69.6%	21.0%	90.6%	(2.0)%	1.9%	(0.1)%

GAAP ratios	67.6%	25.1%	92.7%	69.7%	23.2%	92.9%	(2.1)%	1.9%	(0.2)%

	Six months ended June 30,
	2006			2005			% Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Top Five Focus States	66.4%	21.3%	87.7%	65.2%	20.1%	85.3%	1.2%	1.2%	2.4%
14 Remaining Focus States	73.5%	25.6%	99.1%	94.7%	23.4%	118.1%	(21.2)%	2.2%	(19.0)%
Non-Focus States	NM	NM	NM	127.0%	31.1%	158.1%	NM	NM	NM

Subtotal	65.3%	22.0%	87.3%	70.9%	20.7%	91.6%	(5.6)%	1.3%	(4.3)%

Commercial Vehicle	89.7%	19.3%	109.0%	81.3%	20.9%	102.2%	8.4%	(1.6)%	6.8%
Classic Collector / Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	65.6%	22.2%	87.8%	70.9%	20.9%	91.8%	(5.3)%	1.3%	(4.0)%

GAAP ratios	65.6%	24.0%	89.6%	71.0%	22.9%	93.9%	(5.4)%	1.1%	(4.3)%

NM:	not meaningful due to the low premium for these lines.

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

The 90.5% statutory combined ratio for the second quarter of 2006 was comparable to the 90.6% combined ratio from the second quarter of 2005. The second quarters of 2006 and 2005 benefited from $5.6 million and $5.9 million, respectively, of prior year favorable development on loss and LAE reserves. For the first six months of 2006, the combined ratio of 87.8% improved 4.0 points compared with the 91.8% combined ratio for the first six months of 2005. Favorable reserve development of $24.6 million in the first six months of 2006 as compared with $9.2 million for the same period in 2005 accounted for 3.3 points of the improvement. Catastrophe losses for the three months and six months ended June 30, 2006 were $0.5 million and $0.8 million, respectively, compared to $0.4 million and $0.7 million, respectively, for the same time periods in 2005.

The statutory combined ratio for personal auto insurance in the Top Five Focus States increased 3.0 points and 2.4 points in the second quarter and first six months of 2006 compared to the same periods a year ago. Although Infinity recognized favorable development in California on prior accident period loss and LAE reserves during both the first six months of 2006 and 2005, the impact of the favorable development on the loss and LAE ratio for 2005 was greater than its impact for the current year. Consequently, the loss and LAE ratio for the second quarter and first six months of 2005 was 2.0 points and 1.2 points lower, respectively. The combined ratios in Florida and Georgia have improved for both the three months and six months ended June 30, 2006 as compared with the same periods in 2005.

During the second quarter and first six months of 2006, the combined ratio for the 14 Remaining Focus States was 111.3% and 99.1%, respectively, compared to 110.6% and 118.1% during the second quarter and first six months of 2005. While the combined ratio during the second quarter of 2006 was relatively flat compared to the same period a year ago, the combined ratio for the first six months improved in part due to Alaska having unfavorable development on prior accident period loss and LAE reserves during the first quarter of 2005. Also contributing to the decline in loss and LAE for the first six months of 2006 was favorable development on prior accident period loss and LAE reserves in some of the 14 Remaining Focus States during the first quarter of 2006.

The increase in the underwriting expense ratio for total personal automobile insurance during the second quarter and first six months of 2006 resulted from increased marketing and advertising expenses, as well as constant fixed overhead expenses as compared with a reduced written premium level during the periods.

The combined ratio for Infinity’s commercial vehicle business increased 33.5 points to 120.7% during the second quarter of 2006. This increase was primarily attributable to strengthening loss and LAE reserves on existing claims in the state of Florida. For the first six months of 2006, the combined ratio for the commercial vehicle business was 109.0% compared to 102.2% for the same period a year ago, as Infinity had also strengthened reserves on the commercial vehicle business during the first quarter of 2005.

Investment Income

Investment income is comprised primarily of gross investment revenue, investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Gross investment income	$18,270	$16,722	$35,771	$33,907
Investment expenses	(600)	(598)	(1,220)	(1,173)

Net investment income	$17,670	$16,124	$34,551	$32,734

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income for the three months ended June 30, 2006 increased approximately $1.5 million on a slightly larger portfolio and increased book yields on Infinity’s fixed maturity portfolio.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(404)	$7	$(397)	$(23)	$7,829	$7,806
Equities	(127)	463	336	—	625	625

Total	$(531)	$470	$(61)	$(23)	$8,454	$8,431

	Six months ended June 30, 2006			Six months ended June 30, 2005
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(839)	$(97)	$(936)	$(159)	$16,965	$16,806
Equities	(265)	1,215	950	(60)	3,765	3,705

Total	$(1,104)	$1,118	$14	$(219)	$20,730	$20,511

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The other-than-temporary impairments in the six-month period ended June 30, 2006, related primarily to fixed income securities and an equity security for firms in the financial services industry in addition to a fixed income security in the travel and real estate industry. The impairments in the respective 2005 period related primarily to a fixed income security of a major automobile manufacturer.

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at June 30, 2006, the pre-tax earnings impact would have been $12.2 million.

Interest Expense

The Senior Notes accrued interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes and recognized in the Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2006 was $2.8 million and $5.5 million, respectively, and $2.8 million and $5.5 million for the same periods in 2005.

Other Income

Other income for the three and six-month periods ended June 30, 2006 was $0.6 million and $1.3 million, respectively, compared to $1.0 million and $2.2 million for the corresponding periods of 2005. Other income decreased $0.4 million and $0.9 million for the three and six-month periods ended June 30, 2006 compared to the corresponding periods of 2005 primarily due to the continued decline of finance charge income from assumed business that is in run-off.

Other Expense

Other expenses for the three and six-month periods ended June 30, 2006 were $1.1 million and $1.9 million, respectively, compared to $3.2 million and $3.7 million for the corresponding periods of 2005. Other expenses decreased $2.1 million and $1.8 million for the three and six-month periods ended June 30, 2006 compared to the corresponding periods of 2005 primarily due to the recognition in 2005 of a loss recorded on the sublease of vacant office space following the consolidation of certain redundant administrative functions.

Income Taxes

The following table reconciles the Company’s GAAP effective tax rate for the three-month and six-month periods ended June 30, 2006 and 2005, respectively (See Note 6 for additional information):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Statutory tax rate	35.0%	35. 0%	35.0%	35.0%
Adjustments
Dividends received deduction	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Tax exempt interest	(1.7)%	(1.5)%	(1.4)%	(1.4)%
Adjustment to valuation allowance	(1.2)%	—	(0.6)%	—
Other	0.7%	0.3%	0.3%	0.6%

GAAP Effective tax rate	32.6%	33.6%	33.1%	34.0%

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

At June 30, 2006, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2006, Infinity increased its quarterly dividend to $.075 per share from $.06 per share. At this current amount, Infinity’s 2006 annualized dividend payments would be approximately $6.2 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In January 2005, the Board of Directors authorized a share repurchase program expiring on December 31, 2007, whereby the Company may repurchase up to an aggregate amount of $50 million of its outstanding common shares. During the second quarter of 2006, Infinity repurchased 278,300 shares at a total cost of $11.6 million.

Funds to meet Infinity’s cash needs come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of June 30, 2006, Infinity had $178.1 million of cash and investments. In 2005, Infinity’s insurance subsidiaries paid Infinity $62.5 million in ordinary dividends. As of June 30, 2006, Infinity’s insurance subsidiaries have paid to Infinity $65.0 million in ordinary dividends, and they can pay an additional $95.4 million through the end of 2006 without prior regulatory approval. In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at June 30, 2006.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $2.5 million and $12.1 million for the three-month and six-month periods ended June 30, 2006, respectively, and $15.1 million and $27.5 million for the same periods in 2005. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries have available the proceeds from maturing, and sales of, securities from its $1.1 billion fixed maturity portfolio at June 30, 2006.

Management believes that cash and investment balances, cash flows generated from operations, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance provides protection for losses up to $10 million, up from $5 million in 2005, in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Premiums ceded under these agreements for the three months and six months ended June 30, 2006 were $1.3 million and $2.8 million, respectively, and $1.8 million and $2.7 million for the same periods in 2005. Infinity also utilizes reinsurance to mitigate losses on other lines including its small homeowners book, which is currently in runoff.

Investments

Infinity’s consolidated investment portfolio at June 30, 2006 contained approximately $1.3 billion in fixed maturity securities and $65.6 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2006, Infinity had pre-tax net unrealized losses of $31.9 million on fixed maturities and pre-tax unrealized losses of $0.4 million on equity securities. Combined, the net unrealized losses increased by $26.8 million for the six-month period ended June 30, 2006, primarily due to a rise in general market interest rates.

Approximately 93% of Infinity’s fixed maturity investments at June 30, 2006 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was Aa3. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.8 years at June 30, 2006.

Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2006, based on their fair values (in thousands):

Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,645	$44,916	$2,494	$62,055
After one year through five years	73,999	448,612	33,653	556,264
After five years through ten years	48,853	217,437	3,285	269,575
After ten years	33,458	55,521	—	88,979
Mortgage-backed securities	2,581	292,985	—	295,566

Total	$173,536	$1,059,471	$39,432	$1,272,439

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Part II, Item 1A of this report and Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2005.

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2006, there were no material changes to the information provided in Infinity’s Form 10-K for 2005 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2006. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 1A

Risk Factors

The following risk should be read in conjunction with other information provided in this report and with the risk factors discussed in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Recent amendments to California’s insurance regulations on automobile rating factors could impact the profitability of Infinity’s personal automobile business in the state.

On July 14, 2006, the California Department of Insurance adopted amendments to the automobile rating factors regulations, which would have the effect, among others, of diminishing the relative weight that is given territorial factors in establishing insurance rates and premiums. Several insurers and trade associations have filed lawsuits challenging the legality of the amendments and seeking to enjoin their enforcement. At this early state of the proceedings, it is not possible to predict the ultimate outcome of these judicial challenges, nor the extent to which, if any, the amendments could impact the profitability of Infinity’s personal automobile business written in California.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Balances at April 1, 2006	126,651	$38.92	114,720	$45,500,664
April 1, 2006 - April 30, 2006	35,000	41.34	35,000	44,052,472
May 1, 2006 – May 31, 2006	94,300	42.36	94,300	40,054,351
June 1, 2006 – June 30, 2006	149,000	41.17	149,000	33,913,414

Total	404,951	$40.76	393,020	$33,913,414

(a)	Average price paid per share excludes commissions.
(b)	In January 2005, the Board of Directors authorized a share repurchase program expiring December 31, 2007, whereby the Company may repurchase up to an aggregate of $50 million of its outstanding shares.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 4

Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on three items at the Annual Meeting of Shareholders held on May 23, 2006:

1.	The election of four directors to terms ending in 2008;

2.	Approval of Infinity’s 2006 Annual Executive Bonus Plan; and

3.	Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
James R. Gober	18,424,681	1,385,425
Gregory G. Joseph	18,579,771	1,230,335
Harold E. Layman	18,579,771	1,230,335
Samuel J. Weinhoff	17,780,742	2,029,364

The following directors whose terms of office will end in 2007 include Jorge G. Castro, Samuel J. Simon, Roger Smith, and Gregory C. Thomas.

Infinity’s 2006 Annual Executive Bonus Plan was approved as follows:

16,480,996	Votes for approval
1,003,468	Votes against
231,612	Abstentions
2,094,030	Broker Non-Votes

Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm was approved as follows:

19,758,232	Votes for approval
50,112	Votes against
1,762	Abstentions
—	Broker Non-Votes

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 7, 2006		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer