Form 10-Q
period 2006-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2006-11-07
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 1, 2006, there were 19,821,285 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30			Nine months ended September 30
	2006	2005	% Change	2006	2005	% Change
Revenues:
Earned premiums	$236,131	$243,915	(3.2)%	$706,025	$722,684	(2.3)%
Net investment income	16,933	16,157	4.8%	51,484	48,891	5.3%
Realized gains (losses) on investments	(1,781)	1,791	(199.4)%	(1,767)	22,303	(107.9)%
Other income	767	919	(16.5)%	2,063	3,078	(33.0)%

Total revenues	252,050	262,782	(4.1)%	757,805	796,956	(4.9)%

Costs and Expenses:
Losses and loss adjustment expenses	163,978	172,869	(5.1)%	472,171	512,644	(7.9)%
Commissions and other underwriting expenses	58,664	58,697	(0.1)%	171,678	168,400	1.9%
Interest expense	2,766	2,765	0.0%	8,297	8,295	0.0%
Corporate general and administrative expenses	1,692	1,847	(8.4)%	5,470	5,089	7.5%
Other expenses	1,714	(2,250)	(176.2)%	3,597	1,402	156.6%

Total costs and expenses	228,814	233,928	(2.2)%	661,213	695,830	(5.0)%

Earnings before income taxes	23,236	28,854	(19.5)%	96,592	101,126	(4.5)%
Provision for income taxes	7,431	2,173	242.0%	31,740	26,773	18.6%

Net Earnings	$15,805	$26,681	(40.8)%	$64,852	$74,353	(12.8)%

Earnings per Common Share:
Basic	$0.78	$1.29	(39.5)%	$3.16	$3.60	(12.2)%
Diluted	0.78	1.28	(39.1)%	3.13	3.56	(12.1)%

Average number of Common Shares:
Basic	20,197	20,642	(2.2)%	20,483	20,632	(0.7)%
Diluted	20,388	20,889	(2.4)%	20,703	20,882	(0.9)%

Cash dividends per Common Share	$0.075	$0.060	25.0%	$0.225	$0.180	25.0%

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost - $1,280,987 and $1,327,980)	$1,272,445	$1,323,045
Equity securities - at fair value (cost – $78,245 and $60,380)	80,920	59,706

Total investments	1,353,365	1,382,751

Cash and cash equivalents	67,502	64,934
Accrued investment income	14,892	16,779
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $13,464 and $11,859	321,807	289,917
Prepaid reinsurance premiums	5,872	9,008
Recoverables from reinsurers	19,863	19,364
Deferred policy acquisition costs	73,672	70,380
Current and deferred income taxes	35,318	29,519
Prepaid expenses, deferred charges and other assets	15,242	13,801
Goodwill	75,275	75,275

Total assets	$1,982,808	$1,971,728

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$587,300	$625,492
Unearned premiums	417,143	402,198
Payable to reinsurers	1,017	3,319
Long term debt (fair value - $194,701 and $195,341)	199,413	199,366
Commissions payable	29,602	28,345
Accounts payable, accrued expenses and other liabilities	89,601	86,414

Total liabilities	1,324,076	1,345,134

Shareholders’ Equity:
Common stock, no par value
50,000,000 shares authorized
20,831,462 and 20,727,939 shares issued	20,831	20,728
Additional paid-in capital	335,272	331,511
Retained earnings	340,739	279,171
Unearned compensation (restricted stock)	—	(30)
Net unrealized loss	(3,814)	(3,648)
Treasury stock, at cost (855,951 and 34,014 shares)	(34,296)	(1,138)

Total shareholders’ equity	658,732	626,594

Total liabilities and shareholders’ equity	$1,982,808	$1,971,728

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Unrealized Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2004	$20,671	$329,994	$166,710	$(314)	$30,360	$—	$547,421

Net earnings	$—	$—	$74,353	$—	$—	$—	$74,353
Change in unrealized gain (loss)	—	—	—	—	(29,383)	—	(29,383)

Comprehensive income							$44,970
Dividends paid to common shareholders	—	—	(3,724)	—	—	—	(3,724)
Employee stock purchases	7	199	—	—	—	—	206
Exercise of stock options including tax benefit	38	649	—	—	—	—	687
Stock granted to directors	4	121	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(1,138)	(1,138)
Amortization of unearned compensation including tax benefit	—	272	—	224	—	—	496
Other	—	—	(3)	—	—	—	(3)

Balance at September 30, 2005	$20,720	$331,235	$237,336	$(90)	$977	$(1,138)	$589,040

Net earnings	$—	$—	$31,955	$—	$—	$—	$31,955
Change in unrealized gain (loss)	—	—	—	—	(4,625)	—	(4,625)

Comprehensive income							$27,330
Dividends paid to common shareholders	—	—	(1,241)	—	—	—	(1,241)
Employee stock purchases	3	69	—	—	—	—	72
Exercise of stock options including tax benefit	5	84	—	—	—	—	89
Stock granted to directors	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	—
Amortization of unearned compensation including tax benefit	—	123	—	60	—	—	183
Correction of an immaterial error related to prior periods	—	—	11,118	—	—	—	11,118
Other	—	—	3	—	—	—	3

Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$64,852	$—	$—	$—	$64,852
Change in unrealized gain (loss)	—	—	—	—	(166)	—	(166)

Comprehensive income							$64,686
Dividends paid to common shareholders	—	—	(4,612)	—	—	—	(4,612)
Employee stock purchases	5	175	—	—	—	—	180
Exercise of stock options, including tax benefit	95	2,345	—	—	—	—	2,440
Share-based compensation expense	—	761	—	—	—	—	761
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(33,158)	(33,158)
Amortization of unearned compensation including tax benefit	—	358	—	30	—	—	388
Other (See Note 1)	—	—	1,328	—	—	—	1,328

Balance at September 30, 2006	$20,831	$335,272	$340,739	$—	$(3,814)	$(34,296)	$658,732

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended September 30,
	2006	2005
Operating Activities:
Net earnings	$15,805	$26,681
Adjustments:
Depreciation and amortization	1,059	4,280
Realized (gains) losses on investing activities	1,781	(1,791)
Share-based compensation expense	263	—
Decrease (increase) in accrued investment income	1,367	437
Decrease (increase) in agents’ balances & premiums receivable	(10,459)	11,735
Decrease (increase) in reinsurance receivables	1,179	2,002
Decrease (increase) in deferred policy acquisition costs	(236)	3,100
Decrease (increase) in other assets	7,807	(9,377)
Increase (decrease) in insurance claims and reserves	(5,566)	(21,789)
Increase (decrease) in payable to reinsurers	956	271
Increase (decrease) in other liabilities	7,971	(4,267)
Other, net	3	313

Net cash provided by operating activities	21,930	11,595

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(58,497)	(168,566)
Equity securities	(23,433)	(16,576)
Property and equipment	(459)	(53)
Maturities and redemptions of fixed maturity investments	27,944	27,718
Sales:
Fixed maturities	40,713	4,376
Equity securities	10,037	3,938
Property and equipment	—	49

Net cash used in investing activities	(3,695)	(149,114)

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	248	392
Acquisition of treasury stock	(17,774)	(1,000)
Dividends paid to shareholders	(1,518)	(1,242)

Net cash used in financing activities	(19,044)	(1,850)

Net decrease in cash and cash equivalents	(809)	(139,369)
Cash and cash equivalents at beginning of period	68,311	227,269

Cash and cash equivalents at end of period	$67,502	$87,900

See Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net earnings	$64,852	$74,353
Adjustments:
Depreciation and amortization	4,247	11,676
Realized (gains) losses on investing activities	1,767	(22,303)
Share-based compensation expense	766	—
Decrease (increase) in accrued investment income	1,887	2,013
Decrease (increase) in agents’ balances & premiums receivable	(30,562)	(30,224)
Decrease (increase) in reinsurance receivables	2,637	7,535
Decrease (increase) in deferred policy acquisition costs	(3,292)	(7,629)
Decrease (increase) in other assets	2,661	677
Increase (decrease) in insurance claims and reserves	(23,247)	(668)
Increase (decrease) in payable to reinsurers	(2,302)	572
Increase (decrease) in other liabilities	8,520	(1,938)
Other, net	484	395

Net cash provided by operating activities	28,418	34,459

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(157,145)	(414,966)
Equity securities	(42,129)	(44,509)
Property and equipment	(2,290)	(3,488)
Maturities and redemptions of fixed maturity investments	88,109	88,387
Sales:
Fixed maturities	98,741	305,283
Equity securities	24,014	14,301
Property and equipment	—	350

Net cash provided by (used in) investing activities	9,300	(54,642)

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	2,620	893
Acquisition of treasury stock	(33,158)	(1,138)
Dividends paid to shareholders	(4,612)	(3,724)

Net cash used in financing activities	(35,150)	(3,969)

Net increase (decrease) in cash and cash equivalents	2,568	(24,152)
Cash and cash equivalents at beginning of period	64,934	112,052

Cash and cash equivalents at end of period	$67,502	$87,900

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

Effective January 1, 2006, as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K, Infinity began including in the GAAP combined ratio corporate litigation expense on losses (except for class action lawsuits) and bad debt charge-offs on agents’ balances and premiums receivable. The reclassification of corporate litigation expense on losses for the three-month and nine-month periods ending September 30, 2005 was $4.5 million and $11.8 million, respectively, and is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “losses and loss adjustment expenses” (“LAE”). This reclassification is also reflected in the Consolidated Statements of Cash Flows for the three-month and nine-month periods as a $0.2 million increase and a $14.0 million decrease, respectively, to “increase (decrease) in insurance claims and reserves” with an offset in “increase (decrease) in other liabilities.” The reclassification also included other immaterial amounts reflected in the Consolidated Balance Sheets and Statements of Cash Flows for the same periods. The reclassification of bad debt charge-offs on agents’ balances and premiums receivable for the three-month and nine-month periods ending September 30, 2005 was $4.4 million and $13.0 million, respectively, which is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “commissions and other underwriting expenses.” No reclassification noted above impacted the current period’s or any previously presented period’s net earnings, shareholders’ equity or net cash provided by operating activities.

Adjustment to Shareholders’ Equity

Included in the Consolidated Statements of Changes in Shareholders’ Equity is $1.3 million to adjust the balance sheet for the understatement of accounts receivable related to business assumed in 2003 from Great American Insurance Company. This immaterial adjustment is not related to the current or any prior period consolidated operations and is therefore excluded from the Statements of Earnings. Because this item is immaterial to shareholders’ equity in 2003 and 2004, the adjustment of this item is included only in the 2006 Consolidated Statements of Changes in Shareholders’ Equity.

New Accounting Standards

Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109 (SFAS 109), was issued by the FASB in June 2006 effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48, however, provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. The Company is currently determining the effect the interpretation will have on financial condition, cash flow and results of operations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In accordance with the modified prospective transition method as set forth in SFAS 123(R), the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of compensation expense for all share-based payment awards. As previously allowed under APB 25, no share-based compensation expense related to employee stock options and employee stock purchases was recognized during the first nine months of 2005.

As permitted by SFAS 123(R), the Company used the modified Black-Scholes model to estimate the value of employee stock options on the date of grant. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the modified Black-Scholes model for the purpose of the pro-forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and projected employee stock option exercise behavior.

No options have been granted since 2004.

Restricted Stock Plans

Infinity’s Restricted Stock Plan was established in 2002. There are 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 134,375 shares have been issued as of September 30, 2006. The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. In February 2006, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan. Consequently, as of September 30, 2006 the Company had no unvested restricted stock outstanding and therefore no related unearned compensation.

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors Plan”). 200,000 shares of Infinity common stock are reserved for issuance under the Directors Plan, of which 6,895 shares have been issued as of September 30, 2006. The purpose of the Directors Plan is to include Infinity common stock as part of the non-employee directors’ compensation. Under the terms of the Directors Plan, shares are granted on or about June 1 of each year, and recipients are restricted from selling or transferring such shares for six months from the date of grant. On June 1, 2006, a total of 2,990 shares of Infinity common stock, valued pursuant to the plan at $125,000, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary, subject to a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares authorized for issuance under the ESPP is 1,000,000, of which 17,316 have been issued as of September 30, 2006. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount approximated $11,500 and $33,300 for the three-month and nine-month periods ended September 30, 2006, respectively, and was recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Stock Option Plan

Infinity’s Stock Option Plan was established in 2002 with 2,000,000 shares of Infinity common stock reserved for issuance under the Stock Option Plan. Through September 30, 2006, net of forfeitures, 609,180 options have been issued. The plan allows forfeited options to be reissued. Options, which have a 10-year contractual life, generally become exercisable at the rate of 20% per year commencing one year after grant.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the nine-month period ending September 30, 2006:

Options Outstanding	Number of Options	Weighted Average Exercise Price
As of January 1, 2006	555,584	$22.31
Granted	—	—
Exercised (a)	(95,268)	18.03
Forfeited	(6,100)	—

As of September 30, 2006	454,216	$23.21

(a)	Cash received from the exercise of options for the nine-month period ended September 30, 2006 was $1,718 (in thousands).

The following chart describes by exercise price Infinity’s stock options outstanding and exercisable as of September 30, 2006 (dollars in thousands):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Intrinsic Value (a)	Options Exercisable	Intrinsic Value (a)	Remaining Contractual Life (in years)
$ 16.00	265,316	$6,667	117,644	$2,956	6.4
25.56	5,000	78	5,000	78	6.9
33.58	181,400	1,370	74,000	559	7.4
31.94	2,500	23	2,500	23	7.8

	454,216	$8,138	199,144	$3,616

(a)	Intrinsic value represents the total pre-tax value of the options, based on the difference between the Company’s closing stock price of $41.13 on September 30, 2006, which would have been received by the option holders had all option holders exercised and sold all of their options as of that date, and the exercise price of the options.

The following table illustrates the assumptions used to obtain, for the current period, the share-based compensation expense, and for the prior year, the pro-forma share-based compensation expense.

	As of September 30,
Assumptions:	2006	2005
Options issued less all forfeitures	609,180	615,280
Add: Vested forfeitures	2,900	2,900

Options issued less non-vested forfeitures	612,080	618,180
Weighted average fair value per option granted (a)	$8.55	$8.56
Weighted average per option issued less non-vested forfeitures:
Dividend yield	1.1%	1.1%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.1%	4.1%
Expected option life	7.5 years	7.5 years

(a)	No options were granted during 2005 nor during the nine-month period ending September 30, 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following table shows the effects on net earnings and earnings per share had the fair value method been applied to all outstanding awards in each of the years 2006 and 2005 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net earnings, as reported	$15,805	$26,681	$64,852	$74,353
Share-based compensation expense included in reported net earnings (a)	263	—	766	—
Share-based compensation expense under fair value method for all awards (b)	(263)	(292)	(766)	(792)

Net earnings, including the effects of share-based compensation expense (c)	$15,805	$26,389	$64,852	$73,561

Basic earnings per share
As reported (a)	$0.78	$1.29	$3.16	$3.60
Pro-forma (c)	N/A	1.28	N/A	3.57
Diluted earnings per share
As reported (a)	$0.78	$1.28	$3.13	$3.56
Pro-forma (c)	N/A	1.26	N/A	3.52

(a)	Net earnings and earnings per share prior to fiscal year 2006 did not include share-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not, at the time, adopt the recognition provisions of SFAS 123.
(b)	Share-based compensation expense prior to fiscal year 2006 is calculated based on pro-forma application of SFAS 123.
(c)	Net earnings and net earnings per share prior to fiscal year 2006 represent pro-forma information based on the application of SFAS 123.

Note 3 Computations of Earnings Per Share

The following table provides the computations of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net earnings for basic and diluted earnings per share	$15,805	$26,681	$64,852	$74,353
Average basic shares outstanding	20,197	20,642	20,483	20,632

Basic earnings per share (a)	$0.78	$1.29	$3.16	$3.60

Average basic shares outstanding	20,197	20,642	20,483	20,632
Restricted stock not yet vested	—	45	8	53
Dilutive effect of assumed option exercises	191	202	212	197

Average diluted shares outstanding	20,388	20,889	20,703	20,882

Diluted earnings per share (a)	$0.78	$1.28	$3.13	$3.56

(a)	The prior-year basic and diluted earnings per share exclude the effects of share-based compensation expense as calculated in accordance with SFAS 123 on a pro-forma basis. See Note 2 for additional information.

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the Senior Notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The September 30, 2006 fair value for the Senior Notes of $194.7 million was calculated using a 135 basis point spread to the ten-year U.S. Treasury Note of 4.60%, which was obtained from Bloomberg, a national broker quotation network.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2006, there were no borrowings outstanding under the Credit Agreement.

Note 5 Investments

Summarized information for Infinity’s investment portfolio follows (in thousands):

	September 30, 2006
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,280,987	$1,272,445	94%	$9,472	$(18,014)
Equity securities	78,245	80,920	6%	6,269	(3,594)

Total	$1,359,232	$1,353,365	100%	$15,741	$(21,608)

	December 31, 2005
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,327,980	$1,323,045	96%	$11,589	$(16,524)
Equity securities	60,380	59,706	4%	1,870	(2,544)

Total	$1,388,360	$1,382,751	100%	$13,459	$(19,068)

	September 30, 2006	December 31, 2005
Number of positions held with unrealized:
Gains	194	220
Losses	304	306

Number of positions held that individually exceed unrealized:
Gains of $500,000	—	1
Losses of $500,000	—	—

Percentage of positions held with unrealized:
Gains that were investment grade	85%	82%
Losses that were investment grade	93%	94%

The following table sets forth the amount of unrealized loss by age and severity at September 30, 2006 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$38,313	$(3,884)	$(76)	$(3,808)	$—
Six months	10,749	(124)	(124)	—	—
Nine months	92,146	(587)	(536)	(51)	—
Twelve months	81,335	(1,198)	(941)	(257)	—
Greater than twelve months	696,121	(15,815)	(15,305)	(510)	—

Total	$918,664	$(21,608)	$(16,982)	$(4,626)	$—

*	As compared to amortized cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Nine months ended September 30, 2006
Unrealized holding gains (losses) on securities arising during the period	$(5,125)	$3,099	$710	$(1,316)
Realized (gains) losses included in net income	1,518	249	(617)	1,150

Change in unrealized gains (losses) on marketable securities, net	$(3,607)	$3,348	$93	$(166)

Nine months ended September 30, 2005
Unrealized holding gains (losses) on securities arising during the period	$(23,690)	$792	$8,013	$(14,885)
Realized (gains) losses included in net income	(17,920)	(4,383)	7,805	(14,498)

Change in unrealized gains (losses) on marketable securities, net	$(41,610)	$(3,591)	$15,818	$(29,383)

Note 6 Effective Tax Rate

The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Earnings before income taxes	$23,236	$28,854	$96,592	$101,126

Incomes taxes at statutory rates	8,132	10,099	33,807	35,394
Effect of:
Dividends-received deduction	(84)	(86)	(229)	(209)
Tax-exempt interest	(518)	(505)	(1,530)	(1,513)
Adjustment to valuation allowance	(248)	(6,925)	(676)	(6,925)
Other	149	(410)	368	26

Provision for income taxes as show on the Consolidated Statements of Earnings	$7,431	$2,173	$31,740	$26,773

GAAP effective tax rate	32.0%	7.5%	32.9%	26.5%

As shown in the table above, Infinity reduced its tax valuation allowance during the three-month and nine-month periods ended September 30, 2006 in recognition of $0.7 million and $1.9 million, respectively, of taxable capital gains realized during those periods. The tax valuation allowance was reduced for the nine months ended September 30, 2005 in recognition of $19.8 million of taxable capital gains.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the liability for restricted stock compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments (in thousands) that are not separately disclosed in the Consolidated Statements of Cash Flows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Income tax payments	$10,800	$14,500	$36,800	$24,500
Interest payments on debt	5,500	5,500	11,000	11,000

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimates for incurred but not reported (“IBNR”), and LAE. The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Balance at Beginning of Period
Unpaid losses on known claims	$234,674	$299,448	$262,626	$339,101
IBNR losses	172,033	186,330	181,340	176,809
LAE	185,422	178,661	181,526	180,338

Total unpaid losses and LAE	592,129	664,439	625,492	696,248

Reinsurance recoverables	(14,668)	(20,771)	(15,421)	(27,112)

Unpaid losses and LAE, net of reinsurance recoverables	577,461	643,668	610,071	669,136

Current Activity
Loss and LAE incurred:
Current accident year	163,860	170,750	496,674	519,759
Prior accident years	118	2,119	(24,503)	(7,115)

Total loss and LAE incurred	163,978	172,869	472,171	512,644
Loss and LAE payments:
Current accident year	(107,413)	(112,451)	(250,221)	(248,855)
Prior accident years	(61,798)	(63,848)	(259,793)	(292,687)

Total loss and LAE payments	(169,211)	(176,299)	(510,014)	(541,542)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	572,228	640,238	572,228	640,238
Reinsurance recoverables	15,072	20,215	15,072	20,215

Total unpaid losses and LAE	$587,300	$660,453	$587,300	$660,453

Unpaid losses on known claims	$229,144	$284,595	$229,144	$284,595
IBNR losses	169,358	195,100	169,358	195,100
LAE	188,798	180,758	188,798	180,758

Total unpaid losses and LAE	$587,300	$660,453	$587,300	$660,453

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements” below.

OVERVIEW

Market conditions remained as competitive throughout the third quarter of 2006 as they had been during the first six months of this year. With little catastrophe activity during the third quarter of 2006, underwriting margins in the personal automobile insurance market remained favorable. Infinity continued to see its competitors increase their expenditures for advertising and agency commissions, as well as modestly decrease their rates and lower their underwriting standards in select states in their effort to gain market share.

Net earnings and diluted earnings per share for the third quarter of 2006 were $15.8 million and $0.78, respectively, compared to $26.7 million and $1.28, respectively, for the third quarter of 2005. Net earnings and diluted earnings per share for the first nine months of 2006 were $64.9 million and $3.13, respectively, compared to $74.4 million and $3.56, respectively, for the first nine months of 2005. Book value per share of $32.98 at September 30, 2006 represents a 15.6% increase over the book value per share of $28.54 at September 30, 2005. Infinity’s return on equity for the first nine months of 2006 of 13.5% exceeded Infinity’s long-term goal of 12%.

Total revenues for the third quarter and first nine months of 2006 declined 4.1% and 4.9%, respectively, compared to the same periods in 2005. Despite growth in gross written premiums of 3.6% during the third quarter of 2006, the 8.9% decline in gross written premiums during the first six months of 2006 resulted in a 3.2% decline in earned premiums during the third quarter of 2006 and a decline of 2.3% for the first nine months of 2006. Also contributing to the decline in revenues was a decrease in realized gains on investments. During both the third quarter and first nine months of 2006, Infinity realized $1.8 million of losses on investments while realizing $1.8 million and $22.3 million of gains on investments during the third quarter and first nine months of 2005, respectively.

Underwriting margins remained solid during the third quarter and first nine months of 2006 with a reported GAAP combined ratio of 94.3% and 91.2%, respectively, compared to 94.9% and 94.2%, respectively, for the third quarter and first nine months of 2005. Underwriting results for the three months ended September 30, 2006 and September 30, 2005 included $0.1 million and $2.1 million, respectively, of unfavorable development on prior accident year loss and LAE reserves. For the first nine months of 2006 and 2005, underwriting results benefited from $24.5 million and $7.1 million, respectively, of favorable development on prior accident year loss and LAE reserves.

RESULTS OF OPERATIONS

Underwriting

Premiums

Infinity’s insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, Infinity believes that it is generally understood to mean coverage for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and therefore pay higher rates for comparable coverage. Infinity also writes commercial vehicle insurance (“Commercial Vehicle”), insurance for classic collectible automobiles (“Classic Collector”), and a small book of homeowners’ insurance (“Homeowners”) business, which is currently in runoff.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show Infinity’s net earned premiums for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Net Earned Premiums
Gross Written Premium
Personal Auto Insurance:
Top Five Focus States	$184,864	$182,090	$2,774	1.5%	$574,769	$600,184	$(25,415)	(4.2)%
14 Remaining Focus States	36,243	29,190	7,053	24.2%	101,222	105,359	(4,137)	(3.9)%
Non-Focus States	1,606	3,521	(1,915)	(54.4)%	3,975	10,555	(6,580)	(62.3)%

Subtotal	$222,713	$214,801	$7,912	3.7%	$679,966	$716,098	$(36,132)	(5.0)%

Commercial Vehicle	10,513	9,602	911	9.5%	33,012	35,149	(2,137)	(6.1)%
Classic Collector /Other	5,129	5,615	(486)	(8.7)%	14,453	15,918	(1,465)	(9.2)%

Total gross written premiums (a)	$238,355	$230,018	$8,337	3.6%	$727,431	$767,165	$(39,734)	(5.2)%
Ceded reinsurance and effects of unearned premium transfers	(1,281)	(2,808)	1,527	(54.4)%	(3,325)	(7,544)	4,219	(55.9)%

Net written premiums	$237,074	$227,210	$9,864	4.3%	$724,106	$759,621	$(35,515)	(4.7)%
Change in unearned premiums	(943)	16,705	(17,648)	(105.6)%	(18,081)	(36,937)	18,856	(51.0)%

Net earned premiums	$236,131	$243,915	$(7,784)	(3.2)%	$706,025	$722,684	$(16,659)	(2.3)%

(a)	Three-months ended: 2006 and 2005 exclude $0.8 million and $2.3 million, respectively, of premiums written on behalf of other companies. Nine-months ended: 2006 and 2005 exclude $4.8 million and $8.2 million, respectively, of premiums written on behalf of other companies. 2006 and 2005 also exclude $0.7 million and $4.3 million, respectively, of unearned premium transfers relating to commutations of reinsurance agreements for the runoff Homeowners book of business.

The following table shows Infinity’s policies-in-force for the periods ended September 30, 2006 and 2005, respectively:

	As of September 30,
Policies-in-Force	2006	2005	Change	% Change
Personal Auto Insurance:
Top Five Focus States	575,007	587,544	(12,537)	(2.1)%
14 Remaining Focus States	94,216	90,137	4,079	4.5%
Non-Focus States	4,243	9,281	(5,038)	(54.3)%

Subtotal	673,466	686,962	(13,496)	(2.0)%

Commercial Vehicle	14,866	14,526	340	2.3%
Classic Collector / Other	58,064	58,228	(164)	(0.3)%

Total policies-in-force	746,396	759,716	(13,320)	(1.8)%

Gross written premiums increased 3.6% during the third quarter of 2006, and excluding the Great American Assumed business, which is in runoff, premiums grew 9.8%. Gross premiums grew in 13 of the 19 Focus States during the third quarter of 2006 as compared with the same period in 2005. Gross written premiums have declined 5.2% during the first nine months of 2006 as compared with the same periods in 2005. The decline in premiums during the first half of 2006 was expected, given the 13.0% premium growth achieved during the first six months of 2005. During the first nine months of 2006, Infinity filed and implemented 38 rate revisions in various states with an overall rate impact of a 0.04% increase. Policies-in-force declined 1.8% compared to September 30, 2005, but increased 0.7% compared to that at June 30, 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Infinity’s Top Five Focus States, personal auto insurance premiums grew 1.5% during the third quarter of 2006, but declined 4.2% for the first nine months of the year as compared to the same periods in 2005. Retention rates and new business applications increased slightly in California during the third quarter of 2006 resulting in a 0.2% growth in gross premiums. This is a significant improvement over the 10.6% decline in premiums during the second quarter of 2006. Premiums in California were down 1.8% during the first nine months of 2006. During the month of March, several competitors in California filed amended class plans that made Infinity’s rates less competitive and as a result, new business applications declined. Although Infinity reacted by filing a class plan to refine the Company’s rate structure, the plan was not approved by the California Department of Insurance until April with an effective date of June 1, 2006. This delayed approval suppressed premium growth in the second quarter of 2006. Although premiums in Florida have declined 8.1% during the first nine months of 2006 as compared to the same period in 2005, gross premiums in Florida grew 14.6% in the third quarter of 2006 as a result of changes in the Florida market that made Infinity’s programs more competitive. During the last nine months of 2005, Infinity implemented rate increases, totaling 15%, to address increasing combined ratios in Florida. New business during the first six months of 2006 declined as a result of these rate actions. Recently, several competitors increased their rates and as a result, Infinity’s programs have become more competitive in Florida. During the third quarter of 2006, gross premiums in Pennsylvania grew 2.7% as compared to the same period of the previous year. In mid-July, Infinity implemented a Chapter 130 rate decrease, which permits an insurer to decrease rates up to 10% without prior approval from the DOI, with an overall effect of reducing rates by 3.2%. In addition Infinity enhanced commission rates and agency incentives. These actions contributed to the third-quarter growth. Gross premiums in Connecticut continued to decline with decreases in gross written premiums for the three months and nine months ended September 30, 2006 of 35.1% and 24.2%, respectively. The decline in premiums in Connecticut primarily resulted from the sale of the renewal rights on the Great American book of business to a standard/preferred carrier in the state. Infinity’s ongoing book of business in Connecticut, consisting primarily of the Low Cost product, continues to perform well in the marketplace. Georgia premiums grew 13.0% and 5.4%, respectively, for the third quarter and first nine months of 2006 as compared to the same periods in 2005. Policy counts in Georgia are also up 3.9% compared to that at September 30, 2005 as a result of a new credit-based product introduced in mid-2005 and a modest increase in advertising.

Premiums in the 14 Remaining Focus States increased 24.2% during the third quarter of 2006, but declined 3.9% during the first nine months of 2006 as compared with the same periods of 2005. Nine of the 14 Remaining Focus States, Alabama, Arizona, Colorado, Indiana, Missouri, Nevada, Ohio, Texas and Wisconsin, had premium growth during the third quarter of 2006. Texas and Arizona had strong growth of 61.1% and 133.3%, respectively, compared to the third quarter of 2005. In Texas, premiums grew as Infinity continued to aggressively appoint new agents in key urban areas and to expand marketing programs. Due to the improving profitability in Arizona, Infinity was able to make a rate adjustment in April 2006 which resulted in Infinity’s programs becoming more competitive in the marketplace. In addition, Infinity’s targeted marketing efforts in Arizona continue to be effective as evidenced by an increase in the number of Hispanic policyholders from 40.1% at September 30, 2005 to 49.2% at September 30, 2006. Premiums declined during the first nine months of 2006 as a result of declines in premiums in Alaska and South Carolina, where premiums have slowed as a result of rate increases taken during 2005 to improve profitability.

Premiums for the Commercial Vehicle business increased 9.5% during the third quarter of 2006 as compared with the third quarter of 2005. Premiums grew in eight of the 11 Focus States that currently have the Commercial Vehicle product. Because of the strong profitability of Infinity’s program in California, Infinity took action late in the second quarter of 2006 to reduce rates in this state, helping to generate 13.2% of premium growth in the third quarter of 2006 as compared to the third quarter of 2005. Premiums in Florida and Texas also had healthy growth rates of 17.1% and 36.4%, respectively, during the third quarter of 2006. Declining premiums in the Non-Focus state of New York have caused the 6.1% decline in premiums during the first nine months of 2006. Excluding New York, premiums during this time period have grown 4.2%.

Premiums in the Classic Collector book of business grew 8.0% and 8.1% during the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. This growth was offset by a substantial decline in the runoff Homeowners book of business.

Ceded reinsurance declined 54.4% and 55.9% during the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. Although Infinity still maintains its 90% quota share agreement on its runoff Homeowners book of business, the amount of direct premium written in this program has substantially declined and, as a result, the amount ceded to reinsurers has also declined. In addition, Infinity maintains an excess of loss reinsurance treaty for higher limit personal auto liability coverages. Premiums covered by this treaty have declined as Infinity has sold the renewal rights on the Great American book of business in Connecticut, which consists predominantly of higher policy limits standard and preferred business.

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

While financial data is reported in accordance with GAAP for shareholder and other investment purposes, data is reported on a statutory basis for insurance regulatory purposes. Infinity evaluates underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premiums and (ii) underwriting expenses incurred as a percentage of net written premiums. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premiums are earned; whereas, under statutory accounting principles, these items are expensed as incurred. Additionally, the GAAP underwriting expense ratio includes bad debt charge-offs on agents’ balances and premium receivables; whereas, these bad debt charge-offs are excluded from the statutory underwriting expense ratio. Finally, costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes.

	Three months ended September 30,
	2006			2005			% Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Top Five Focus States	68.3%	21.9%	90.2%	70.7%	20.7%	91.4%	(2.4)%	1.2%	(1.2)%
14 Remaining Focus States	75.4%	25.3%	100.7%	75.5%	20.7%	96.2%	(0.1)%	4.6%	4.5%
Non-Focus States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	69.6%	22.4%	92.0%	73.2%	21.3%	94.5%	(3.6)%	1.1%	(2.5)%

Commercial Vehicle	78.1%	20.8%	98.9%	57.1%	39.7%	96.8%	21.0%	(18.9)%	2.1%
Classic Collector / Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	69.4%	22.4%	91.9%	71.9%	22.6%	94.5%	(2.4)%	(0.2)%	(2.6)%
GAAP ratios	69.4%	24.9%	94.3%	70.8%	24.1%	94.9%	(1.4)%	0.8%	(0.6)%

	Nine months ended September 30,
	2006			2005			% Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Top Five Focus States	67.0%	21.5%	88.5%	67.0%	20.3%	87.3%	0.0%	1.2%	1.2%
14 Remaining Focus States	74.2%	25.4%	99.6%	88.3%	22.6%	110.9%	(14.1)%	2.8%	(11.3)%
Non-Focus States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	66.7%	22.2%	88.9%	71.7%	20.9%	92.6%	(5.0)%	1.3%	(3.7)%

Commercial Vehicle	85.7%	19.8%	105.5%	73.1%	26.0%	99.1%	12.6%	(6.2)%	6.4%
Classic Collector / Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	66.9%	22.2%	89.1%	71.2%	21.4%	92.6%	(4.3)%	0.8%	(3.5)%
GAAP ratios	66.9%	24.3%	91.2%	70.9%	23.3%	94.2%	(4.0)%	1.0%	(3.0)%

NM: not meaningful due to the low premium for these lines.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In evaluating Infinity’s performance, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The 91.9% statutory combined ratio for the third quarter of 2006 was 2.6% lower than the 94.5% statutory combined ratio for same period of 2005. The third quarters of 2006 and 2005 had $0.1 million and $2.1 million, respectively, of unfavorable development on prior accident period loss and LAE reserves. For the first nine months of 2006, the statutory combined ratio improved 3.5 points to 89.1% from 92.6% compared to the same period in 2005 Favorable reserve development of $24.5 million in the first nine months of 2006 as compared with $7.1 million for the same period in 2005 accounted for 2.5 points of the improvement. Catastrophe losses during the third quarter of 2006 were less than $0.1 million with losses for the first nine months of 2006 of $0.8 million. This compares favorably to the $1.2 million and $2.0 million of catastrophe losses during the third quarter and first nine months of 2005, respectively.

The statutory combined ratio for personal auto insurance in the Top Five Focus States improved 1.2 points during the third quarter of 2006 as compared to the same period a year ago, but it has deteriorated 1.2 points during the first nine months of 2006 as compared to the first nine months of 2005. The decline in the loss and LAE ratio for the three months ended September 30, 2006 is a result of an extra-contractual case that was settled in the third quarter of 2005 which added 3.2 points to the loss and LAE ratio. Excluding this extra-contractual case, the loss and LAE ratios during the third quarter and first nine months of 2006 increased 0.8 points and 1.1 points, respectively. This increase is primarily attributable to Pennsylvania. During the third quarter of 2005, Pennsylvania had favorable development on prior accident period loss and LAE; however, there was no favorable development on reserves during the third quarter of 2006. The combined ratios on Florida and Georgia have improved for both the three months and nine months ended September 30, 2006 as compared with the same periods for 2005.

During the third quarter and first nine months of 2006, the combined ratio for the 14 Remaining Focus States was 100.7% and 99.6%, respectively, compared to 96.2% and 110.9% during the third quarter and first nine months of 2005, respectively. While the loss and LAE ratio during the third quarter of 2006 was relatively flat as compared to the third quarter of 2005, the loss and LAE ratio for the first nine months of 2006 improved 14.1 points in part due to Alaska having unfavorable development on prior accident period loss and LAE reserves during the first quarter of 2005. Also contributing to the decline in loss and LAE for the first nine months of 2006 was favorable development on prior accident period loss and LAE reserves in several of the 14 Remaining Focus States recognized during the first quarter of 2006. The expense ratio of 20.7% during the third quarter of 2005 was favorably impacted by a change in the allocation of fee income between the Commercial Vehicle and Personal Auto Insurance.

The combined ratio for Infinity’s Commercial Vehicle business increased slightly to 98.9% during the third quarter of 2006 from 96.8% during the same period in 2005. The loss and LAE ratio increased 21.0 points but was offset by an 18.9 point decline in the expense ratio. Infinity settled two extra-contractual claims in the third quarter of 2006, which added 7.4 points to the combined ratio. Favorable reserve development on prior accident period loss and LAE reserves in California, Texas and South Carolina during the third quarter of 2005 also contributed to the relative increase during the third quarter of 2006 in loss and loss adjustment expenses. The combined ratio for the first nine months of 2006 increased 6.4 points compared to the same period in 2005. The increase is primarily attributable to strengthening loss and LAE reserves on existing claims in Florida during the second quarter of 2006. The underwriting expense ratio for Commercial Vehicle declined 18.9 points for the three months ended September 30, 2006 as compared with the same period in 2005. The expense ratio of 39.7% during the third quarter of 2005 was impacted by both the reallocation of fee income noted above and a change in methodology related to the allocation of corporate overhead expenses. Excluding these two items, the expense ratio for the third quarter of 2005 would have been approximately 25.5%.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Income

Investment income is comprised primarily of gross investment revenue, investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Gross investment income	$17,525	$16,700	$53,296	$50,607
Investment expenses	(592)	(543)	(1,812)	(1,716)

Net investment income	$16,933	$16,157	$51,484	$48,891

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income for the three months ended September 30, 2006 increased approximately $0.8 million on a slightly larger portfolio and increased book yields on Infinity’s fixed maturity portfolio as a result of a general rise in interest rates.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(568)	$(14)	$(582)	$(10)	$1,124	$1,114
Equities	(2,115)	916	(1,199)	—	677	677

Total	$(2,683)	$902	$(1,781)	$(10)	$1,801	$1,791

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(1,407)	$(111)	$(1,518)	$(170)	$18,090	$17,920
Equities	(2,381)	2,132	(249)	(60)	4,443	4,383

Total	$(3,788)	$2,021	$(1,767)	$(230)	$22,533	$22,303

The other-than-temporary impairments in the nine-month period ended September 30, 2006, related primarily to an equity security and fixed income securities for firms in the financial services industry, in addition to a fixed income security in the travel and real estate industries, and an equity security of a firm in the medical instruments and supplies industry. The impairments in the respective 2005 period related primarily to a fixed income security of a major automobile manufacturer and for a preferred stock of a home-mortgage firm.

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at September 30, 2006, the pre-tax earnings impact would have been $15.8 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The Senior Notes accrued interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes and recognized in the Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2006 was $2.8 million and $8.3 million, respectively, and $2.8 million and $8.3 million, respectively, for the same periods in 2005.

Other Income

Other income for the three and nine-month periods ended September 30, 2006 was $0.8 million and $2.1 million, respectively, compared to $1.0 million and $3.1 million, respectively, for the corresponding periods of 2005. Other income decreased $0.2 million and $1.0 million for the three and nine-month periods ended September 30, 2006 compared to the corresponding periods of 2005 primarily due to the continued decline of finance charge income from assumed business that is in run-off, partially offset by a $0.3 million gain recognized in the third quarter of 2006 related to the sale of Connecticut private-passenger auto business.

Other Expense

Other expenses for the three and nine-month periods ended September 30, 2006 were $1.7 million and $3.6 million, respectively, compared to $(2.3) million and $1.4 million for the corresponding periods of 2005. Other expenses for the three months ended September 30, 2005 reflect a negative balance due to the release of corporate litigation expense reserves. Other expenses increased $4.0 million and $2.2 million for the three and nine-month periods ended September 30, 2006 compared to the corresponding periods of 2005 primarily due to an increase in corporate litigation expense, partially offset by the recognition in 2005 of a loss recorded on the sublease of vacant office space following the consolidation of certain redundant administrative functions.

Income Taxes

The following table reconciles the Company’s GAAP effective tax rate for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively (See Note 6 for additional information):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Adjustments:
Dividends-received deduction	(0.3)%	(0.3)%	(0.2)%	(0.2)%
Tax-exempt interest	(2.2)%	(1.8)%	(1.6)%	(1.5)%
Adjustment to valuation allowance	(1.1)%	(24.0)%	(0.7)%	(6.8)%
Other	0.6%	(1.4)%	0.4%	—

GAAP Effective tax rate	32.0%	7.5%	32.9%	26.5%

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $6.8 million annually since 2003.

At September 30, 2006, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2006, Infinity increased its quarterly dividend to $.075 per share from $.06 per share. At the current amount, Infinity’s 2006 annualized dividend payments will be approximately $6.2 million.

In January 2005, the Board of Directors authorized a share repurchase program expiring on December 31, 2007, whereby the Company may repurchase up to an aggregate amount of $50 million of its outstanding common shares. During the third quarter of 2006, Infinity repurchased 451,000 shares at a total cost of $17.8 million.

Funds to meet Infinity’s cash needs come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of September 30, 2006, Infinity had $189.9 million of cash and investments. In 2005, Infinity’s insurance subsidiaries paid Infinity $62.5 million in ordinary dividends. Infinity’s insurance subsidiaries have paid to Infinity $97.5 million in ordinary dividends during the first nine months of 2006, and they can pay an additional $62.9 million through the end of 2006 without prior regulatory approval. In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2006, there were no borrowings outstanding.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $24.7 million and $36.8 million for the three-month and nine-month periods ended September 30, 2006, respectively, and $17.5 million and $45.0 million for the same periods in 2005. Additionally, Infinity’s insurance subsidiaries have available the proceeds from maturing, and sales of, securities from its $1.1 billion fixed maturity portfolio at September 30, 2006 with which to satisfy their obligations.

Management believes that cash and investment balances, cash flows generated from operations, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance provides protection for losses up to $10 million, in excess of $5 million, for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence, per coverage. Premiums ceded under these agreements for the three months and nine months ended September 30, 2006 were $1.2 million and $3.9 million, respectively, and $1.3 million and $4.1 million for the same periods in 2005. Infinity also utilizes reinsurance to mitigate losses on other lines including its small homeowners book, which is currently in runoff.

Investments

Infinity’s consolidated investment portfolio at September 30, 2006 contained approximately $1.3 billion in fixed maturity securities and $80.9 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2006, Infinity had pre-tax net unrealized losses of $8.5 million on fixed maturities and pre-tax unrealized gains of $2.7 million on equity securities. Combined, the net unrealized losses increased by $0.3 million for the nine-month period ended September 30, 2006, primarily due to a rise in general market interest rates.

Approximately 94% of Infinity’s fixed maturity investments at September 30, 2006 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was Aa3. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.6 years at September 30, 2006.

Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2006, based on their fair values (in thousands):

Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$27,846	$41,262	$2,022	$71,130
After one year through five years	134,182	414,901	3,927	553,010
After five years through ten years	127,753	130,207	3,159	261,119
After ten years	54,731	38,509	—	93,240
Mortgage-backed securities	26,606	265,646	1,694	293,946

Total	$371,118	$890,525	$10,802	$1,272,445

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions, and projections. Statements that include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premiums, growth, earnings, investment performance, expected losses, rate changes and loss experience.

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Part II, Item 1A of this report.

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2006, there were no material changes to the information provided in Infinity’s Form 10-K for 2005 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2006. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 1A

Risk Factors

There have been no material changes in the risk factors discussed in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1A of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (c)
Balances at July 1, 2006	404,951	$40.76	393,020	$33,913,414
July 1, 2006 - July 31, 2006	140,000	40.10	140,000	28,293,630
August 1, 2006 – August 31, 2006	166,000	38.65	166,000	21,870,540
September 1, 2006 – September 30, 2006	145,000	39.49	145,000	16,139,107

Total	855,951	$40.03	844,020	$16,139,107

(a)	Average price paid per share excludes commissions.
(b)	In January 2005, the Board of Directors authorized a share repurchase program expiring December 31, 2007, whereby the Company may repurchase up to an aggregate of $50 million of its outstanding shares.
(c)	On October 23, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s shares over two years following the completion of the current share repurchase program.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 7, 2006		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer