Form 10-K
period 2006-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2007-02-28
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	03-0483872
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 COLONNADE PARKWAY BIRMINGHAM, ALABAMA	35243
(Address of principal executive offices)	(Zip Code)

(205) 870-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2006, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $832,810,860 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.

As of February 15, 2007, there were 19,494,049 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 21, 2007, are incorporated by reference in Part III hereof.

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

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance on a national level with a concentration on nonstandard auto insurance. Infinity is headquartered in Birmingham, Alabama. The Company employed approximately 2,100 persons at December 31, 2006.

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

Please see Note 1 to the Consolidated Financial Statements for additional information regarding the history and organization of Infinity. References to Infinity, unless the context requires otherwise, include the combined operations of its subsidiaries (collectively the “NSA Group”) and the in-force personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from American Financial Group Inc.’s (“AFG”), formerly our parent company, principal property and casualty subsidiary, Great American Insurance Company (“GAI”). Unless indicated otherwise, the financial information herein is presented on a GAAP basis.

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 36% of the estimated $449 billion of annual industry premiums. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay higher premiums for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard policies and all other personal auto policies, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Independent agents sell approximately one-third of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. Infinity believes that, relative to the standard and preferred auto insurance market, a disproportionately larger piece of nonstandard auto insurance is sold through independent agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity, followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many automobile insurers attempted to capture more business by reducing rates. Infinity believes that these industry-wide rate reductions, combined with increased severity and frequency trends during the years 1998 through 2000, contributed to the deterioration of industry loss ratios in that period. Infinity reacted by increasing personal auto rates by 15% in 2001 and 12% in 2002. Most of the industry, including some of the largest companies, raised rates and tightened underwriting standards in order to address poor results. Other insurance companies withdrew from the market because of their inability to compete successfully, impaired capital positions, or because of a decrease in the availability of reinsurance. However, beginning in the second half of 2003, competitors who remained in the marketplace began to compete more aggressively for independent agents’ business by offering increased sales and commission incentives. This competition for the independent agents’ business continued in 2004, 2005 and throughout 2006. Infinity also noted that during 2005 and 2006 some competitors began to reduce their overall rates with larger rate reductions in certain segments of the business. The personal automobile component of the Consumer Price Index reflects this trend as it indicates personal automobile insurance rates have increased just 0.8% and 1.0% during 2006 and 2005, respectively, after increasing 3.4% and 4.5% during 2004 and 2003, respectively. Infinity’s average rate increases were 2.0%, 2.7%, 2.2% and 0.8%, for 2003, 2004, 2005 and 2006, respectively.

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2005, the five largest automobile insurance companies accounted for approximately 48% of the industry’s net written premiums and the largest ten accounted for approximately 64% (2006 industry data not available). Approximately 363 insurance groups compete in the personal auto insurance industry, according to A.M. Best. Some of these groups specialize in nonstandard auto insurance, while others insure a broad spectrum of personal auto insurance risks.

Operations

Infinity is organized into four regions; West, South, East and Central. Each region has its own product management, field claims operation, and business development staff. The regions are also supported by the following centralized departments: marketing, claims, customer service, treasury, human resources and information technology resources. Monthly executive team meetings, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Legal Officer, the Chief Human Resources Officer, the Chief Information Technology Officer, the Chief Actuary, the Centralized Claims Officer and the four regional presidents, allow for sharing of information among regions and for setting policies and making key strategic decisions.

Infinity estimates that approximately 98% of its personal auto business is nonstandard auto insurance. Based on data published by A.M. Best, Infinity believes that it is the third largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, nonstandard commercial auto insurance and complementary personal lines insurance products.

Summarized historical financial data for Infinity is presented below (in thousands).

	Twelve months ended December 31,
	2006	2005	2004
Gross written premium	$992,409	$1,002,813	$963,757
Net written premium	982,190	979,635	917,756
Net earnings	87,282	106,308	96,398

	as of December 31,
	2006	2005
Total assets	$2,014,354	$1,971,728
Total liabilities	1,349,753	1,345,134
Total shareholders’ equity	664,601	626,594

Infinity has a history of favorable underwriting results. The following table compares Infinity’s statutory combined ratio in past years with those of the private passenger auto industry. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

loss adjustment expenses (“LAE”) to net earned premiums) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses to net written premiums). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable.

	2006	2005	2004	2003	2002	2001	2002-2006	1997-2006
Infinity	88.7%	90.0%	90.3%	94.9%	92.6%	104.6%	91.1%	96.8%
Industry (a)	93.0%	95.1%	94.3%	98.4%	104.2%	107.9%	96.8%	100.1%

Percentage points better than industry	4.3%	5.1%	4.0%	3.5%	11.6%	3.3%	5.7%	3.3%

(a)	Private passenger auto industry combined ratios were obtained from A.M. Best. The industry combined ratio for 2006 is an estimate.

Products

Personal Automobile is Infinity’s primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. Infinity offers three primary products to individual drivers: the Low-Cost product, which offers the most restricted coverage, the Value-Added product, which offers broader coverage and higher limits, and the Premier product, which offers the broadest coverage and is designed for standard and preferred risk drivers. For the year ended December 31, 2006, Infinity’s mix of personal automobile gross written premium was 14% Low-Cost, 84% Value-Added and 2% Premier.

Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. Infinity offers nonstandard commercial automobile insurance to companies that employ one or more nonstandard risk drivers. Target businesses include fleets of 12 or fewer vehicles. Businesses that are involved in what Infinity considers to be hazardous operations or interstate commerce are generally avoided.

Classic Collector provides protection for classic collectible automobiles. Infinity’s Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils.

Infinity’s three product groups contributed the following percentages of total gross written premiums:

	Twelve months ended December 31,
	2006	2005	2004
Personal Automobile	94%	93%	94%
Commercial Vehicle	4%	5%	4%
Classic Collector	2%	2%	2%

Total	100%	100%	100%

Distribution and Marketing

Infinity distributes its products primarily through a network of over 14,000 independent agencies (with approximately 17,000 locations). Independent agencies were responsible for approximately 94% of Infinity’s gross written premiums for the twelve-month period ended December 31, 2006. In 2006, three independent agencies each accounted for between 2% and 3% of Infinity’s gross written premiums, and three other agencies each accounted for between 1% and 2% of the Company’s gross written premiums. Infinity pays each agent a commission, based on contractual rates multiplied by the premiums the agent generates. On a limited basis, Infinity also offers contingent commission arrangements, typically in the form of higher commission rates, to agencies in order to spur premium growth in profitable areas. In 2006, contingent commission arrangements represented approximately 1.5% of the total agency compensation.

Infinity also fosters agent relationships by providing them with access to Infinity’s Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s Internet-based software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

the array of services that it offers to its agents adds significant value to their businesses. For example, Infinity’s “Providing Agents Service and Support Program” is an incentive-based program through which Infinity’s agents receive assistance in critical areas such as training, advertising and promotion.

Strategic partnerships are another mode of distribution for Infinity. These are relationships with non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity’s companies for their nonstandard risks. Infinity believes these relationships are mutually beneficial because its partners gain access to Infinity’s nonstandard auto expertise, and Infinity gains access to a new distribution channel. This channel represented approximately 6% of gross written premiums in 2006.

Infinity is licensed to write auto insurance in all 50 states but is committed to growth in selected states that management believes offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into three categories:

•	“Top Five Focus States” – States included in this category are California, Connecticut, Florida, Georgia and Pennsylvania

•

“14 Remaining Focus States” – States included in this category are Alabama, Alaska, Arizona, Colorado, Indiana, Mississippi, Missouri, Nevada, Ohio, South Carolina, Tennessee, Texas, Virginia and Wisconsin

•	“Non-Focus States” – Infinity is either maintaining its renewal writings in these states or is ceasing operations in these states.

Within many of these 19 Focus States, Infinity has identified key urban areas in which its efforts will be focused. In addition, because Infinity continually evaluates its market opportunities, the mix of states within each category may change over time as new market opportunities arise, as the allocation of resources change, or as a result of changes in regulatory environments.

Total gross written premiums among the three state categories are as follows:

	Twelve months ended December 31,
	2006	2005	2004
Top Five Focus States:
California	50%	48%	48%
Florida	17%	18%	15%
Georgia	7%	5%	6%
Pennsylvania	5%	6%	6%
Connecticut	4%	5%	7%

Sub-Total—Top Five Focus States	83%	82%	82%
14 Remaining Focus States	15%	15%	13%

Sub-Total—All Focus States	98%	97%	95%

Non-Focus States	2%	3%	5%

Total—All States	100%	100%	100%

Total $ (in thousands)—All States (1)	$986,741	$988,670	$940,221

(1)	2006, 2005 and 2004 excludes $5.0 million, $9.8 million and $16.4 million, respectively, of premiums written on behalf of other companies. 2006, 2005 and 2004 also exclude $0.7 million, $4.3 million and $7.2 million, respectively, of unearned premium transfers.

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low-cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2005, years for which industry data are available, Infinity’s statutory ratio of underwriting expenses to premiums written has averaged 22.5%, which is 3.2 points better than the independent agency segment of the private passenger automobile industry average of 25.7% for the same period.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Claims Handling

Infinity’s claims organization employs approximately 900 people and has 40 field branch offices. Infinity provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity predominantly uses its own local adjusters and appraisers, who typically respond to claims within 24 hours of a report. In 2005, Infinity began operating claims service centers, which allow a customer to conveniently drop off their vehicles for repair and pick up a rental car. Two service centers were in operation in 2006 with three planned for opening in 2007.

Infinity is committed to the field handling of claims and believes it provides, when compared to alternative methods, better service to its customers and better control of the claim resolution process. Infinity opens claims branch offices in areas where the volume of business will support them. Customer interactions can occur with generalists (initial and continuing adjusters) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance. Nationally, over 75% of Infinity’s claims are handled face-to-face. Infinity strives for accuracy, consistency and fairness in its claim resolutions.

Reinsurance

Infinity reinsures a portion of its business with other insurance companies. During 2006, Infinity ceded 1.0% of its gross written premiums. Ceding reinsurance permits diversification of risk and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. Infinity is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve Infinity of its liability to insureds until claims are fully settled. To mitigate this credit risk, Infinity currently cedes business only to reinsurers that meet its credit ratings criteria. All reinsurers rated by A.M. Best, except one, have at least an “A” rating, with none lower than “A-”. The reinsurer presently rated “A-” has set aside, in trust, assets that fully collateralize its reinsurance obligation to Infinity. During the years 2002 through 2004, Infinity ceded a portion of its automobile physical damage business through reinsurance agreements with Inter-Ocean Reinsurance Company Ltd. and American-Re Insurance Company (collectively the “Quota Share Agreements”). The Quota Share Agreements were commuted before 2005 and were not renewed or replaced. See Note 10 of the Consolidated Financial Statements for further discussion.

Ratings

A.M. Best has assigned Infinity’s insurance company subsidiaries a group financial strength rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers that have, on average, “excellent balance sheet strength, operating performance and business profile” when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, “have an excellent ability to meet their ongoing obligations to policyholders”. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection.

Regulatory Environment

Infinity’s insurance company subsidiaries are subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve and investment requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating methods and processes of how an insurer conducts it business. Recent examples of the latter include the establishment of auto rating factor regulations, proscription on credit based insurance scoring, prohibition of certain business practices with auto body repair shops, and attempts to set uniform auto body repair shop parts and labor rates. Some of these regulatory actions have come with the support of legislation, while others have been contested through judicial challenges.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct on-site visits and examinations of the insurers’ affairs. At December 31, 2006, Infinity’s insurance subsidiaries were involved in four market conduct examinations, including a field claims examination and a related order to show cause in California. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against Infinity’s insurance subsidiaries.

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

	2007	2006	2005
Maximum ordinary dividends available to Infinity (a)	$113,896	$160,350	$62,664
Dividends paid from subsidiaries to parent	—	$160,000	62,500

(a)	The 2007 maximum ordinary dividend includes a one-time addition of approximately $33 million due to dividends paid to the lead insurance company in the pool from its insurance subsidiaries. The 2006 maximum ordinary dividend includes a one-time addition of approximately $72 million due to a change in the intercompany reinsurance arrangements that became effective January 1, 2005.

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

Because of the significant concentration of Infinity’s business in California, Infinity’s profitability may be adversely affected by negative developments in the California insurance market, including, among others, recent regulations on rating factors and rate of return.

California, Infinity’s largest market, generated approximately 50% of Infinity’s gross written premiums in 2006. Infinity’s California business also generates substantial underwriting profit. Consequently, Infinity’s revenues and profitability are affected by the dynamic nature of regulatory, legal, economic and competitive conditions in that state. Recent examples of potentially adverse regulatory or judicial developments in California include regulations restricting territory as a rate factor (“Rating Factor Regulations”), limiting the after-tax rate of return allowed an insurer (“Rate Approval Regulations”), restrictions on the type of compensation paid to, or fees charged by, independent brokers, and measures to regulate how an insurer establishes reasonable costs to be covered for paint and materials in automobile repairs, and the manner in which an insurer can make referrals to an automobile repair shop. These developments could negatively affect premium revenue or make it more expensive or less profitable for Infinity to conduct business in the state.

Recent attempts by insurance trade associations to halt enforcement of the Rating Factor Regulations have been largely unsuccessful. As a consequence, the Company has submitted class plan and rate filings with the California Department of Insurance (“CDI”). The CDI, however, has not yet approved these filings and may require further rate adjustments. Other automobile insurers doing business in the state have also, or will in the coming months, submit modified class and rate plans in response to the Rate Factor Regulations. As this process is likely to continue through 2007, it is difficult to predict how or when these rate changes may impact Infinity from a competitive standpoint, or to what extent the Rate Factor Regulations will affect the profitability of the business Infinity writes in California.

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

Extra-contractual losses arising from bad faith claims could result in losses that are material to Infinity’s results of operations.

In California, Florida, and other states where Infinity has substantial operations, the judicial climate, case law or statutory framework are often viewed as less favorable toward an insurer in litigation brought against it by policyholders and third-party claimants.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

RISK FACTORS

This tends to increase an insurer’s exposure to extra-contractual losses, or monetary damages beyond policy limits, in what are known as “bad faith” claims. Such claims have in the past, and may in the future, result in losses to Infinity that are material to the Company’s operating results.

The failure to maintain and further develop reliable and efficient information and technology systems would be disruptive to Infinity’s operations and diminish its ability to compete successfully.

Infinity is highly dependent on its information technology and business systems performing efficiently and in an uninterrupted fashion to quote, process and service its business, and to perform actuarial functions necessary for pricing and product development. These systems must also possess the capability of undergoing modifications and improvements, from time to time, without interruptions or untimely delays, so that Infinity may meet growing customer demands for user friendly on-line systems and high quality and convenient customer service. The Company is currently undergoing fundamental changes and improvements to its service platform. A material failure in these systems, or failure or delay to achieve these improvements, could interrupt certain processes or degrade business operations and adversely affect our results of operations.

Legal, regulatory and legislative challenges to established practices in the areas of underwriting, claims handling and compensation issues are continually emerging and could adversely impact Infinity’s revenues or established methods of doing business.

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, challenges to prevailing industry practices continue to emerge. Recent challenges to Infinity practices relate to:

•	the use of an applicant’s credit, territory and other rating factors in making risk selection and pricing decisions;

•	the manner in which brokers are compensated and provided incentives;

•	the use of automated databases to assist in the adjustment of bodily injury claims; and

•	the terms and conditions surrounding the use of direct repair shops and towing services.

Some of these practices are the subject of ongoing litigation (See Note 12 of the Consolidated Financial Statements, “Legal Proceedings”). How or when these issues are ultimately resolved is uncertain. The resolutions could, however, adversely impact Infinity’s revenues or its methods of doing business.

The inability to recruit, develop and retain key personnel could prevent Infinity from implementing its business strategy and negatively affect future growth and profitability.

Successful implementation of Infinity’s business strategy will depend, in part, upon the continued services of its Chief Executive Officer, James Gober, who is under contract with the Company through December 2008. Infinity’s future success will also depend on it attracting and retaining its executives and key personnel. The highly competitive nature of the industry, along with the advantages larger, more established or well known competing firms possess in the recruiting process, pose a challenge for companies like Infinity. The loss of any of the executive officers or key personnel, or the inability to attract and retain new talent, could prevent Infinity from fully implementing its business strategy and negatively affect future growth and profitability.

Infinity may not be able to retain or increase the level of business independent agents and brokers place with Infinity, which could negatively affect revenues.

Infinity must compete with other insurance carriers for independent agents’ and brokers’ business in an increasingly competitive marketplace. Some competitors offer superior quoting or business process systems, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives. Recent or future regulations, legislation or litigation may also have the effect of limiting the manner in which brokers are compensated or provided incentives, particularly in California where Infinity deals predominantly with brokers as opposed to licensed agents. Such developments could negatively impact revenues in a given market.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

RISK FACTORS

Infinity is vulnerable to a reduction in the amount of business written through the independent agents distribution channel.

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

The failure to effectively manage the on-going consolidation of customer service, information technology and other support functions could be disruptive to Infinity’s operations.

Infinity announced in October 2006 plans to consolidate its customer service, treasury, centralized claims, information technology, and other back-office service departments located in several cities to Birmingham, Alabama. Over 400 staff positions will be affected. This consolidation effort will continue throughout 2007 and will require reduction, transfer or replacement of staff, closing of several facilities and lease and renovation of replacement space in Birmingham. Failure to plan for or to effectively execute the plan for consolidation could result in a deterioration of service to policyholders and claimants and adversely impact Infinity’s revenues and profitability.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B

Unresolved Staff Comments

None.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease approximately 900,000 square feet of office and warehouse space in numerous cities throughout the United States. All but two of these leases expire within ten years. The most significant leased office spaces are located in Birmingham, Alabama (Infinity’s principal office); suburban Atlanta, Georgia; Irving, Texas and suburban Los Angeles, California. See Note 13 of the Consolidated Financial Statements for further information about leases.

ITEM 3

Legal Proceedings

See Note 12 of the Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

ITEM 4

Submission of Matters to a Vote of Security Holders

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Infinity had 42 registered holders of record and an estimated 2,400 total holders at February 15, 2007. Infinity’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. The Company’s closing per-share stock price on February 15, 2007 was $48.07. See Note 14 of the Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.

Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends)	Return to Shareholders (including dividends)
March 31, 2005	$37.10	$30.77	$31.26	$0.060	(11.2)%	(11.0)%
June 30, 2005	37.26	29.90	34.88	0.060	11.6%	11.8%
September 30, 2005	37.52	31.19	35.09	0.060	0.6%	0.8%
December 31, 2005	38.47	33.30	37.21	0.060	6.0%	6.2%

March 31, 2006	$42.51	$36.41	$41.74	$0.075	12.2%	12.4%
June 30, 2006	46.86	39.27	41.00	0.075	(1.8)%	(1.6)%
September 30, 2006	41.86	36.08	41.13	0.075	0.3%	0.5%
December 31, 2006	50.00	39.81	48.39	0.075	17.7%	17.8%

For the twelve months ended:
December 31, 2005	$38.47	$29.90	$37.21	$0.240	5.7%	6.4%
December 31, 2006	50.00	36.08	48.39	0.300	30.0%	30.9%

The information under the heading “Equity Compensation Plan Information” is provided under Item 12 herein.

During the fiscal year ended December 31, 2006, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2006 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2006 – October 31, 2006	149,000	$42.15	149,000	$9,852,412
November 1, 2006 – November 30, 2006	122,000	44.41	122,000	4,430,005
December 1, 2006 – December 31, 2006	93,000	47.43	93,000	100,000,000

Total	364,000	$44.26	364,000	$100,000,000

(a)	Average price paid per share excludes commissions.
(b)

In January 2005, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $50 million of its outstanding common shares through December 31, 2007. This program was completed on December 28, 2006. In October 2006, the Company announced that the Board of Directors had approved a new program to

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

repurchase shares up to $100 million over the two years following the completion of the $50 million repurchase program. The $100 million program shall end on the earliest of December 31, 2008 or the completion of all purchases contemplated by the Plan. The new program had $100 million remaining as of December 31, 2006.

The following graph shows the percentage change in cumulative total shareholder return on Infinity’s common stock since the initial public offering measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from the date of Infinity’s initial public offering, February 18, 2003, through December 31, 2006.

Cumulative Total Return*

Cumulative Total Return as of December 31, 2006

(Assumes a $100 investment at the close of trading on February 17, 2003)

	2/18/03	12/31/03	12/31/04	12/31/05	12/31/06
IPCC	100.000	207.570	222.611	237.024	310.514
NASDAQ U.S. Index	100.000	148.133	161.209	164.637	180.882
NASDAQ Insurance Stocks	100.000	129.616	157.366	176.370	199.421

*	Assumes reinvestment of dividends.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6

Selected Financial Data

At December 31, 2002, AFG transferred the NSA Group to Infinity. Financial information for periods prior to the date of transfer represents the combined information of the NSA Group. Infinity also acquired the Assumed Agency Business from GAI through a reinsurance transaction effective January 1, 2003. The historical financial information shown below as of and for the year ended December 31, 2002 was derived from audited financial statements. The Infinity financial data as of and for the twelve-month periods ended December 31, 2006, 2005, 2004 and 2003, include the results of the Assumed Agency Business. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

(in thousands)	2006	2005	2004	2003	2002
Infinity
Gross written premium	$986,741	$988,670	$940,221	$965,847	$914,585
Net written premium	982,190	979,635	917,756	817,639	612,994
Net written premium growth	0.3%	6.7%	12.2%	33.4%	(16.9)%
Net premiums earned (a)	948,665	961,503	872,324	698,714	645,857
Total revenues	1,021,349	1,053,275	951,763	768,984	704,453

Loss & LAE ratio	67.0%	68.7%	70.3%	81.0%	83.0%
Underwriting ratio	23.8%	23.3%	21.6%	14.4%	14.4%

Combined ratio	90.8%	92.0%	91.9%	95.4%	97.4%

Net earnings	$87,282	$106,308	$96,398	$58,236	$45,870
Net earnings per diluted share	4.26	5.09	4.62	2.83	N/A

Return on average common shareholders’ equity	13.5%	18.1%	19.2%	13.8%	9.7%

Cash and investments	$1,414,851	$1,447,685	$1,441,125	$1,392,170	$1,061,252
Total assets	2,014,354	1,971,728	1,944,938	1,902,739	1,552,926
Unpaid losses and LAE	595,356	625,492	696,248	739,109	626,610
Debt outstanding	199,429	199,366	199,305	195,500	55,000
Total liabilities	1,349,753	1,345,134	1,397,517	1,447,369	1,166,123
Shareholders’ equity	664,601	626,594	547,421	455,370	386,803

Cash dividend per common share	$0.300	$0.240	$0.220	$0.165	N/A
Common shares outstanding (b)	19,617	20,649	20,581	20,350	N/A
Book value per common share	$33.88	$30.34	$26.60	$22.38	N/A

Ratios:
Debt to total capital	23.1%	24.1%	26.7%	30.0%	12.4%
Interest coverage	12.9	14.5	13.1	14.4	—

Assumed Agency Business (c)
Gross written premium					$152,792
Net written premium					74,261
Net written premium growth					(55.1)%
Earned premiums					107,224

Loss & LAE ratio					84.9%
Underwriting ratio					24.8%

Combined ratio					109.7%

Assets (excluding investments to be transferred)					$53,536
Investments to be transferred					125,378
Unpaid losses and LAE					125,623
Liabilities to be transferred					178,914

(a)	The increase in earned premium in years 2004 and 2005 is a result of the discontinuation of the Quota Share Agreements as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(b)	Common shares outstanding exclude non-vested restricted shares 45, 90 and 134 as of December 31, 2005, 2004 and 2003, respectively. All shares were vested as of December 31, 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

(c)	The results of the Assumed Agency Business’s operations and its balance sheet data are included in the Infinity figures as of and for the years ended 2006, 2005, 2004 and 2003.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

INDEX TO MD&A

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Overview

Infinity experienced another successful year in 2006. Book value per share at December 31, 2006 increased to $33.88, an 11.7% increase from that at December 31, 2005, primarily from the contribution of earnings in excess of shareholder dividends. With a return on equity of 13.5% in 2006, Infinity has exceeded its long-term target of 12% each year since going public in 2003. Net earnings and diluted earnings per share were $87.3 million and $4.26, respectively, in 2006 compared to $106.3 million and $5.09 in 2005. Operating earnings, which exclude realized gains on investments, increased 1.7% from $84.4 million in 2005 to $85.9 million in 2006

A decline in realized gains on investments and a 1.3% decline in earned premiums resulted in a 3.0% decline in revenues for 2006 as compared with 2005. During 2005, Infinity sold from its investment portfolio securities to utilize a portion of available tax loss carryforwards which contributed to $22.3 million of net realized gains. As a result of rising interest rates, during 2006 Infinity generated only $2.0 million of net realized gains. Earned premiums declined compared with 2005 primarily as a result of a decline in written premiums during the first six months of 2006.

Gross written premiums in 2006 were relatively flat compared with that of 2005, declining only 0.2%. Gross premiums in Infinity’s 19 Focus states grew 12.0% during the last six months of 2006 as compared to the last six months of 2005 after declining 8.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

during the first half of 2006. The growth during the last six months of the year was aided by a 30.0% growth in California during the fourth quarter of 2006, which is believed to be largely a result of the implementation of electronic enforcement of compulsory insurance laws. Infinity also had strong growth in Arizona, Georgia and Texas during the last six months of 2006.

Infinity achieved an underwriting profit again in 2006 with a reported GAAP combined ratio of 90.8%, down from the 92.0% reported for 2005. Underwriting results in 2006 and 2005 benefited from $31.2 million and $17.0 million, respectively, of favorable development on prior accident year loss and LAE reserves. Excluding the favorable development, Infinity’s combined ratio increased slightly from 93.8% in 2005 to 94.1% in 2006. Total catastrophe related losses were $0.8 million and $2.3 million in 2006 and 2005, respectively.

Overall, market conditions remained competitive during 2006 for Infinity. Rather than experiencing significant rate reductions, companies continued to compete for business by increasing advertising and competing for agents’ attention with incentives. Infinity expects that companies will continue to aggressively advertise and some competitors will take modest rate reductions in order to generate top-line growth over the next twelve months. Infinity will continue to monitor its competitive position, rate adequacy and growth opportunities on a state-by-state basis while striving to maintain a desirable combination of profitability and growth.

Critical Accounting Policies

(See Note 1 of the Consolidated Financial Statements, “Reporting and Accounting Policies”)

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

Insurance Reserves

Insurance reserves, or unpaid losses and LAE, are management’s best estimate of (i) the ultimate amounts that will be paid for all claims that have been reported up to the date of the current accounting period but that have not yet been paid, (ii) an estimate of claims that have occurred but have not yet been reported to the Company (“incurred but not reported” or “IBNR”), and (iii) unpaid claim settlement expenses.

IBNR reserves are established for the quarter and year-end based on a quarterly reserve analysis by the Company’s actuarial staff. Various standard actuarial tests are applied to subsets of the business at a state, product and coverage basis. Included in the analyses are the following:

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

For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred claims and claim counts to estimate ultimate paid claims and claim counts. Selections of factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable as a result of changes in settlement practices, so Infinity has more heavily relied on incurred methods.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Infinity estimates liabilities for the costs of losses and LAE for both reported and unreported (IBNR) claims based on historical trends in the following areas adjusted for deviations in such trends:

•	Claims settlement and payment practices;

•	Business mix;

•	Coverage limits and deductibles;

•	Inflation trends in auto repair and medical costs; and

•	Legal and regulatory trends affecting claims settlements.

Where deviations from historical trends in these key areas exist, when possible, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amounts of reserves. The list of “key underlying assumptions” provided above are examples of major factors taken into account in developing these estimates.

Infinity reviews loss reserve adequacy quarterly by accident year at a state and coverage level, while it reviews reserves quarterly for the Assumed Agency Business only at the coverage level. Reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations. Loss and LAE reserves are also certified to state regulators annually.

During each quarterly review by the internal actuarial staff, using the additional information obtained with the passage of time, factor selections are updated, which in turn adjust the ultimate loss estimates and held IBNR reserves for the subset of the business and accident periods affected by such updates. The actuarial staff also performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per policy. As an overall review, the staff then evaluates for reasonableness loss and LAE ratios by accident year by state and by coverage.

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

Management believes that Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 91% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

The Company’s management believes that the historical magnitude of adjustments to ultimate losses on an accident year basis are indicative of the sensitivity of currently held loss reserves to changes in underlying assumptions. Over the past five accident years (the years for which data is readily available), excluding the effect of corporate litigation costs, the combined effects of adjustments to the initial estimate for average ultimate claims frequency and severity have ranged from (5.2)% to 4.5% (averaging (0.4)%).

Ultimate loss estimates, excluding corporate litigation losses, usually experience the greatest adjustment within the first twelve months after the accident year. Accordingly, the highest degree of uncertainty is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and these elements must be estimated as of the current reporting date. The proportion of losses with these characteristics diminishes in subsequent years.

Applying the five-year historical variances calculated above to the current 2006 accident year’s estimate of ultimate losses, excluding corporate litigation losses, would yield an indication of sensitivity to held reserves from $(26.0) million to $22.2 million, or about (4.4)% to 3.7% of held reserves, generating an impact to after-tax income of $16.9 million to $(14.4) million, respectively. The final outcome may fall below or above these amounts.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate litigation losses represent estimates of losses incurred from actual or threatened litigation by claimants alleging improper handling of claims by the Company, which are commonly known as “bad faith” claims. Oftentimes, the onset of such litigation, subsequent discovery, settlement discussions, trial and appeal may occur several years after the date of the original claim. Because of the infrequent nature of such claims, each case is accrued based on its own merit based on SFAS 5 requirements that such accrual be probable and estimable. As such, no estimate is permissible under FASB 5 for IBNR for threatened litigation yet to occur on accidents with dates prior to the balance sheet date. Consequently, the effect of setting accruals for such items likely will result in unfavorable reserve development in the reserve table below.

Calendar year losses incurred for corporate litigation losses, net of reinsurance, over the past five calendar years have ranged from $8.2 million to $15.8 million, averaging $10.4 million per year. Gross of reinsurance, corporate litigation losses have ranged from $8.2 million to $18.8 million, averaging $13.3 million over the past five calendar years.

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1996 through 2006. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business on January 1, 2003, and those of Infinity combined for 2003 and all subsequent years. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for Unpaid Losses and LAE—as re-estimated at December 31, 2006, shows the re-estimated liability as of December 31, 2006. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on these tables (in millions).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beginning January 1, 2006, Infinity began including corporate litigation losses arising from bad faith claims in loss and loss adjustment expenses. Original estimates have been restated to include corporate litigation loss reserves recorded as of those dates and all periods have been restated for payments. Cumulative deficiency (redundancy) information is presented excluding corporate litigation losses for comparability to the prior year’s filing.

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Liability for unpaid losses & LAE:
As originally estimated*	$511	$525	$589	$543	$630	$611	$719	$707	$669	$610	$568
As re-estimated at December 31, 2006	539	544	558	532	687	689	779	704	630	579	N/A

Liability re-estimated:
One year later	99.5%	100.8%	95.0%	95.3%	98.5%	101.5%	103.2%	99.2%	97.5%	94.9%
Two years later	101.9%	103.3%	93.6%	92.9%	102.1%	108.7%	107.1%	100.3%	94.2%
Three years later	104.7%	102.6%	91.0%	94.4%	106.4%	112.1%	108.5%	99.5%
Four years later	104.3%	100.9%	93.1%	96.0%	108.5%	112.8%	108.4%
Five years later	103.5%	102.3%	93.8%	97.3%	108.6%	112.9%
Six years later	104.3%	102.5%	94.4%	97.2%	109.1%
Seven years later	104.4%	103.0%	94.2%	97.9%
Eight years later	104.7%	102.6%	94.9%
Nine years later	104.5%	103.4%
Ten years later	105.4%

Cumulative deficiency (redundancy)	5.4%	3.4%	(5.1)%	(2.1)%	9.1%	12.9%	8.4%	(0.5)%	(5.8)%	(5.1)%	N/A

Cumulative deficiency (redundancy) excluding corporate litigation losses	4.7%	2.4%	(6.6)%	(4.4)%	5.9%	8.6%	4.3%	(5.0)%	(9.6)%	(6.7)%	N/A

Cumulative paid as of:
One year later	62.9%	59.3%	54.5%	53.0%	53.3%	51.3%	50.3%	48.4%	52.6%	50.3%
Two years later	83.9%	81.3%	73.2%	69.6%	76.2%	80.3%	77.1%	75.8%	72.6%
Three years later	94.3%	90.8%	80.6%	81.4%	92.0%	96.3%	94.3%	87.7%
Four years later	98.7%	94.9%	86.5%	89.4%	100.0%	105.7%	101.5%
Five years later	100.4%	98.0%	90.6%	93.1%	104.9%	109.2%
Six years later	101.9%	100.7%	92.1%	95.7%	106.5%
Seven years later	103.2%	101.5%	93.4%	96.4%
Eight years later	103.6%	102.2%	93.8%
Nine years later	104.2%	102.4%
Ten years later	104.3%

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and LAE (in millions).

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
As originally estimated
Net liability shown above*	$511	$525	$589	$543	$630	$611	$719	$707	$669	$610	$568
Add reinsurance recoverables	12	6	11	10	13	37	33	32	27	15	27

Gross liability	$523	$531	$600	$553	$643	$648	$752	$739	$696	$625	$595

As re-estimated at December 31, 2006:
Net liability shown above	$539	$544	$558	$532	$687	$689	$779	$704	$630	$579	N/A
Add reinsurance recoverables	27	23	30	44	51	80	75	56	46	33	N/A

Gross liability	$566	$567	$588	$576	$738	$769	$854	$760	$676	$612	N/A

Gross cumulative deficiency (redundancy)	8.2%	6.6%	(1.9)%	4.1%	14.8%	18.7%	13.5%	2.8%	(2.9)%	(2.1)%	N/A

Gross cumulative deficiency (redundancy) excluding corporate litigation losses	6.4%	4.4%	(4.3)%	0.1%	9.6%	12.5%	7.7%	(3.1)%	(6.9)%	(4.0)%	N/A

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents (in millions) the development of loss reserves for the Assumed Agency Business through December 31, 2002. Development for 2003 for the Assumed Agency Business is included in the Infinity table above. Under the reinsurance agreement entered into with GAI, Infinity’s insurance subsidiaries assumed the net reserves from GAI. Accordingly, gross reserves and net reserves are the same.

ASSUMED AGENCY BUSINESS

	1996	1997	1998	1999	2000	2001	2002
Liability for unpaid losses & LAE:
As originally estimated	$213	$190	$150	$118	$106	$116	$126
As re-estimated at December 31, 2006	196	145	122	117	109	118	N/A

Liability re-estimated:
One year later	106.2%	88.9%	84.1%	102.9%	104.9%	106.8%
Two years later	99.3%	78.0%	86.2%	100.6%	106.8%	101.6%
Three years later	93.9%	79.5%	82.3%	101.1%	102.8%	103.4%
Four years later	93.3%	76.6%	81.7%	98.9%	104.5%	103.7%
Five years later	91.7%	76.5%	80.9%	100.7%	104.2%	101.5%
Six years later	92.1%	76.2%	81.7%	99.8%	102.7%
Seven years later	91.9%	76.6%	81.2%	98.8%
Eight years later	92.4%	76.2%	81.0%
Nine years later	92.1%	76.3%
Ten years later	92.2%

Cumulative deficiency (redundancy):	(7.8)%	(23.7)%	(19.0)%	(1.2)%	2.7%	1.5%

Cumulative paid as of:
One year later	51.4%	37.8%	38.6%	47.5%	47.0%	43.6%
Two years later	71.2%	55.2%	57.9%	69.5%	70.8%	60.2%
Three years later	80.6%	65.2%	69.4%	83.3%	80.8%	79.7%
Four years later	85.6%	70.2%	75.3%	88.1%	91.6%	90.4%
Five years later	88.1%	73.3%	76.4%	93.2%	96.3%	94.6%
Six years later	90.2%	73.8%	78.3%	95.4%	98.6%
Seven years later	90.3%	74.8%	79.6%	96.5%
Eight years later	91.0%	75.6%	80.0%
Nine years later	91.7%	75.8%
Ten years later	91.8%

During calendar year 2006, Infinity experienced $31.2 million of favorable reserve development. This development came primarily from a reduction in ultimate estimates for average claim severities from accident years 2003-2005 in physical damage and bodily injury coverages. For those years, estimates for ultimate claim frequencies increased slightly.

During calendar year 2005, Infinity experienced $17.0 million of favorable reserve development, primarily from continued favorable development in the California business.

During calendar year 2004, Infinity experienced $4.7 million of favorable reserve development, primarily from continued favorable development in accident year 2003 on claim frequency on the California book of business, offset partially by continued unfavorable development in accident years 2000-2002 primarily from LAE on the declining New York book of business.

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

Liquidity and Capital Resources

Rat ios

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2006, the capital ratios of all Infinity insurance subsidiaries exceeded the RBC requirements.

So urces of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $6.7 million annually since 2004.

At December 31, 2006, Infinity had $200 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”) outstanding. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (See Note 3 of the Consolidated Financial Statements for more information on the Senior Notes).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2007, Infinity increased its quarterly dividend to $.090 per share from $.075 per share. On an annual basis, Infinity’s dividend payments will be approximately $7.1 million.

In January 2005, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate amount of $50 million of its outstanding common shares through December 31, 2006. This program was completed on December 28, 2006. During 2006, Infinity repurchased 1,178,300 shares at an average cost of $41.53. During 2005, Infinity repurchased 29,720 shares at an average cost of $33.59.

In October 2006, the Board of Directors announced a new program to repurchase shares up to $100 million. This program shall end on the earliest of: (a) December 31, 2008 or (b) the completion of all purchases contemplated by the program.

Funds to meet these expenditures come primarily from dividends from the insurance subsidiaries, as well as cash and investments held at the holding company. In 2006, Infinity’s insurance subsidiaries paid Infinity $160.0 million in ordinary dividends. In 2007, Infinity’s insurance subsidiaries may pay to Infinity up to $113.8 million in ordinary dividends without prior regulatory approval. As of December 31, 2006, Infinity had $237 million of cash and investments.

Infinity has a $50 million revolving credit facility which expires on August 31, 2008, that includes requirements to meet certain financial and other covenants. As of December 31, 2006, Infinity was in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at December 31, 2006 or December 31, 2005.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $28.5 million in 2006, $56.2 million in 2005, and $61.0 million in 2004. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from their combined $1.1 billion fixed maturity portfolio. Management believes that cash and investment balances, which are supported by cash flows generated from operations and maturing investments, are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Contractual Obligations

Infinity and its insurance subsidiaries’ contractual obligations as of December 31, 2006, are (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Loss and LAE Reserves (a)	Total
2007	$11,000	$20,114	$273,956	$305,070
2008-2009	22,000	34,572	212,068	268,640
2010-2011	22,000	18,735	56,424	97,159
2012 and after	227,500	26,008	52,908	306,416

Total	$282,500	$99,429	$595,356	$977,285

(a)	The payout pattern for reserves for losses and LAE is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid can and will vary from these estimates, as discussed above under “Critical Accounting Policies” and in Note 1 of the Consolidated Financial Statements, “Reporting and Accounting Policies”.

Additionally, Infinity leases fleet vehicles for a minimum term of 12 months. After the minimum term, the lease becomes month-to-month. As of December 31, 2006, the total remaining minimum lease payments under the fleet operating lease were approximately $2.1 million.

Off-Balance Sheet Arrangements

Infinity does not have any material off-balance sheet arrangements.

Inv estments

Gen eral

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additionally, Infinity employs an independent company, American Money Management, to conduct, in accordance with the Company’s investment guidelines, all of the investment purchases and sales for the Company and its insurance subsidiaries. The Company’s Chief Financial Officer and the Audit Committee, at least quarterly, review the performance of the portfolio management and American Money Management’s compliance with the Company’s investment guidelines.

Infinity’s consolidated investment portfolio at December 31, 2006 contained $1.3 billion in fixed maturity securities and $55.5 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2006, Infinity had pretax net unrealized losses of $7.8 million on fixed maturities and pretax net unrealized gains of $2.4 million on equity securities.

Approximately 94% of the fixed maturities that Infinity held at December 31, 2006 were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of Infinity’s fixed maturity portfolio was Aa3 at December 31, 2006. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in mortgage-backed securities (“MBS”) represented approximately one-fourth of Infinity’s fixed maturity portfolio at December 31, 2006. MBS are, in periods of rising interest rates, subject to significant extension risk due to the fact that mortgages may be repaid more slowly than expected as borrowers postpone refinancing in anticipation of lower fixed rates in the future. Principal payments, including prepayments, on MBS were approximately $27 million and $39 million for the twelve months ended December 31, 2006, and December 31, 2005, respectively. As of December 31, 2006, approximately 97% of Infinity’s MBS are rated “AAA” by a nationally recognized rating agency. Additionally, all but one MBS, amounting to $1.0 million of the $290 million MBS portfolio, are investment grade according to the NAIC rating guidelines.

The average duration of Infinity’s fixed maturity portfolio was 3.5 years at December 31, 2006.

	Twelve months ended December 31, 2006
			Gross Unrealized
(in thousands)	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$109,527	$107,667	$292	$(2,152)
State and municipal	237,209	235,088	791	(2,912)
Public utilities	42,785	42,637	419	(567)
Mortgage-backed securities	295,167	290,496	118	(4,789)
Corporate and other	571,340	572,232	7,328	(6,436)
Redeemable preferred stocks	1,993	2,065	72	—

Total fixed maturities	$1,258,021	$1,250,185	$9,020	$(16,856)
Equity securities	53,030	55,479	2,449	—

Total	$1,311,051	$1,305,664	$11,469	$(16,856)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the yields of Infinity’s investment portfolios as reflected in the financial statements.

	Twelve months ended December 31,
	2006	2005	2004
Yield on fixed income securities:
Excluding realized gains and losses	5.1%	4.8%	5.1%
Including realized gains and losses	5.0%	6.1%	5.3%

Yield on equity securities:
Excluding realized gains and losses	2.4%	3.0%	4.7%
Including realized gains and losses	7.9%	14.9%	21.3%

Yield on all investments:
Excluding realized gains and losses	5.0%	4.8%	5.1%
Including realized gains and losses	5.1%	6.4%	5.5%

Fixed Maturity Investments

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2006 based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

Maturity	Securities With Unrealized Gains	Securities With Unrealized Losses	Securities With No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$19,707	$40,437	$6,645	$66,789
After one year through five years	127,501	427,859	5,801	561,161
After five years through ten years	136,636	113,240	—	249,876
After ten years	43,575	38,289	—	81,864
Mortgage-backed securities	15,964	269,129	5,402	290,495

	$343,383	$888,954	$17,848	$1,250,185

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

Interest Rate Risk

The fair values of Infinity’s fixed maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates resulting from parallel

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

shifts in market yield curves on Infinity’s fixed maturity portfolio and long-term debt. It is assumed that the effects are realized immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table.

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
(in thousands)	(200)	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$1,333,907	$1,293,241	$1,272,110	$1,250,185	$1,227,507	$1,204,330	$1,157,481
Fair value of long-term debt	218,422	205,895	199,953	194,213	188,675	183,323	173,159

The following table provides information about Infinity’s fixed maturity investments at December 31, 2006 which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

(in thousands)	Principal Cash Flows
For the twelve months ended December 31,
2007	$113,392
2008	122,967
2009	190,431
2010	249,722
2011	202,572
Thereafter	367,848

Total	$1,246,932

Fair value	$1,250,185

C redit Risk

Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The average credit quality rating for Infinity’s fixed maturity portfolio was Aa3 at December 31, 2006. Non-performing fixed maturities, securities that have not produced investment income during the previous twelve months, were $2.1 million or 0.17% of the $1.3 billion portfolio as of December 31, 2006.

The following table shows Infinity’s bonds and redeemable preferred stocks, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2006 (in thousands).

NAIC Rating	Comparable S&P Rating	Amortized Cost	Fair Value Amount	%
1	AAA, AA, A	$1,051,009	$1,041,135	83.3%
2	BBB	134,461	134,785	10.8%

	Total investment grade	$1,185,470	$1,175,920	94.1%

3	BB	$40,385	$40,615	3.2%
4	B	24,663	25,170	2.0%
5	CCC, CC, C	6,191	6,490	0.5%
6	D	1,312	1,990	0.2%

	Total non-investment grade	$72,551	$74,265	5.9%

	Total	$1,258,021	$1,250,185	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Eq uity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Infinity’s exposure to equity price risk is limited as its equity investments comprise only 4.2% of its total investment portfolio. Approximately 60% of the equity holdings are common stocks concentrated in communications, utilities and financial institutions, the largest holding is $7.1 million or 12.8% of the $55.5 million portfolio in an exchange-traded fund consisting of a well diversified portfolio of stocks designed to track closely to the S&P 500 Index. The five largest investments in individual company common stock, out of a total of 33 investments, comprise 34.6% of the total equity portfolio. Holdings include 29 common stocks, with an average beta of 1.20, and four preferred stocks.

G oodwill

Goodwill carried on Infinity’s balance sheet represents the excess of AFG’s carrying value over tangible assets in the NSA Group and the Assumed Agency Business at the date of transfer to Infinity in contemplation of Infinity’s initial public offering in early 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of September 30, 2006 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The September 30, 2006 test results indicated that there was no impairment at that date. Additionally, there was no indication of impairment at December 31, 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Res ults of Operations

Under writing

Premiums

Infinity’s net earned premiums and policies-in-force are as follows (in thousands, except for policies-in-force):

	Twelve months ended December 31,
	2006	2005	$ Change	% Change
Net Earned Premiums
Gross written premium
Personal Auto Insurance:
Top Five Focus States	$779,657	$775,654	$4,003	0.5%
14 Remaining Focus States	140,077	133,562	6,515	4.9%
Non-Focus States	5,413	13,913	(8,500)	(61.1)%

Subtotal	$925,147	$923,129	$2,018	0.2%
Commercial Vehicle	43,160	45,312	(2,152)	(4.7)%
Classic Collector	18,402	16,981	1,421	8.4%
Other	32	3,248	(3,216)	(99.0)%

Total gross written premiums (1)	$986,741	$988,670	$(1,929)	(0.2)%
Ceded reinsurance	(4,551)	(9,035)	4,484	(49.6)%

Net written premiums	$982,190	$979,635	$2,555	0.3%
Change in unearned premiums	(33,525)	(18,132)	(15,393)	84.9%

Net earned premiums	$948,665	$961,503	$(12,838)	(1.3)%

	Twelve months ended December 31,
	2005	2004	$ Change	% Change
Net Earned Premiums
Gross written premium
Personal Auto Insurance:
Top Five Focus States	$775,654	$736,335	$39,319	5.3%
14 Remaining Focus States	133,562	105,676	27,886	26.4%
Non-Focus States	13,913	38,195	(24,282)	(63.6)%

Subtotal	$923,129	$880,206	$42,923	4.9%
Commercial Vehicle	45,312	41,768	3,544	8.5%
Classic Collector	16,981	16,154	827	5.1%
Other	3,248	2,093	1,155	55.2%

Total gross written premiums (1)	$988,670	$940,221	$48,449	5.2%
Ceded reinsurance	(9,035)	(22,465)	13,430	(59.8)%

Net written premiums	$979,635	$917,756	$61,879	6.7%
Change in unearned premiums	(18,132)	(45,432)	27,300	(60.1)%

Net earned premiums	$961,503	$872,324	$89,179	10.2%

Net earned premiums excluding the effect of Quota Share Agreements	$961,503	$925,707	$35,796	3.9%

(1)	2006, 2005 and 2004 exclude $5.0 million, $9.8 million and $16.4 million, respectively, of premiums written on behalf of other companies. 2006, 2005 and 2004 also exclude $0.7 million, $4.3 million and $7.2 million, respectively of unearned premium transfers.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,
	2006	2005	Change	%
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	609,439	575,562	33,877	5.9%
14 Remaining Focus States	104,102	84,938	19,164	22.6%
Non-Focus States	3,660	7,298	(3,638)	(49.8)%

Subtotal	717,201	667,798	49,403	7.4%

Commercial Vehicle	14,636	14,627	9	0.1%
Classic Collector	58,439	58,251	188	0.3%
Other	1	5	(4)	(80.0)%

Total	790,277	740,681	49,596	6.7%

	As of December 31,
	2005	2004	Change	%
Policies-in-Force
Personal Auto Insurance:
Top Five Focus States	575,562	553,031	22,531	4.1%
14 Remaining Focus States	84,938	72,180	12,758	17.7%
Non-Focus States	7,298	16,634	(9,336)	(56.1)%

Subtotal	667,798	641,845	25,953	4.0%

Commercial Vehicle	14,627	13,617	1,010	7.4%
Classic Collector	58,251	57,952	299	0.5%
Other	5	15	(10)	(66.7)%

Total	740,681	713,429	27,252	3.8%

2006 compared to 2005

Gross written premiums for the year ended December 31, 2006 declined 0.2% compared to 2005. By excluding the Assumed Agency Business, which is in runoff, gross written premiums would reflect a growth of 4.5%. During the first six months of 2006, competitor actions, such as new rate filings and aggressive marketing, resulted in Infinity’s products being less competitive and an 8.9% decline in gross written premiums compared to the same period in 2005. However, California’s implementation of electronic enforcement of compulsory insurance laws and actions taken by Infinity in California and its other focus states to stimulate gross written premium growth in the second half of 2006 led to gross written premium growth of 10.2% during the last six months of 2006 compared to the last six months of 2005. During 2006, Infinity implemented 52 rate revisions in various states with an overall rate impact of a modest 0.8% increase. Infinity’s policies-in-force at December 31, 2006 increased 6.7% as compared to December 31, 2005 as a result of the strong gross written premium growth during the second half of 2006.

In Infinity’s Top Five Focus States, personal auto gross written premiums for the year ended December 31, 2006 grew 0.5% compared with 2005. Gross written premium in California grew 5.2% during 2006 compared to that in 2005. Gross written premium growth of 14.3% during the last six months of 2006 as compared with that in the last six months of 2005 offset a 2.7% decline in premiums during the first six months of 2006 as compared with that in the same period in 2005. During the month of March, several competitors in California implemented new class plan filings that made Infinity’s rates less competitive and as a result, new business applications declined. Although Infinity reacted by filing a class plan to refine the Company’s rate structure, the plan was not approved by the California Department of Insurance until April with an effective date of June 1, 2006. This delayed approval suppressed gross written premium growth resulting in the 2.7% decline in gross written premiums during the first six months. However, during the fourth quarter of 2006, new application counts in California increased 57.1% compared to new application counts during the fourth quarter of 2005, which is believed to be attributable to a result of the California Department of Motor

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Vehicle’s implementation of electronic enforcement of compulsory insurance laws. As a result, Infinity’s gross written premiums in California grew 30.0% during the fourth quarter of 2006 compared to that of the same period of 2005. The implementation of electronic enforcement may have favorably impacted Infinity’s retention ratio in California as the policy retention rate at December 31, 2006 increased nearly three points from the retention rate at September 30, 2006. Policies-in-force at December 31, 2006 increased 9.7% compared with the policies-in-force at December 31, 2005.

Gross written premiums in Pennsylvania, Infinity’s second most profitable state, increased during the last half of 2006 after declining during the first six months of 2006. Gross written premiums declined 13.4% during the first six months of 2006 compared to the same period of 2005 due to aggressive marketing and rate actions by competitors that were not matched by Infinity. The Company’s underwriting profit in the state is strong, so in mid-July the Company implemented a Chapter 130 rate decrease, which permits an insurer to decrease rates up to 10% without prior approval from the DOI, with an overall effect of reducing rates by 3.2%. In addition, Infinity enhanced commission rates and agency incentives. These actions contributed to the 8.1% growth during the last six months of 2006 as compared to the last six months of 2005. As a result of growth during the last half of 2006, policies-in-force at December 31, 2006 increased 7.7% over policies-in-force at December 31, 2005.

As a result of a new credit-based product introduced in mid-2005 and a modest increase in advertising, gross written premiums and policies-in-force in Georgia increased 5.7% and 2.6%, respectively, in 2006 as compared to 2005.

Although gross written premiums and policies-in-force in Florida declined 5.8% and 0.9%, respectively, during 2006 as compared to 2005, gross written premiums in Florida grew 7.1% during the last six months of 2006 as compared to the same period of 2005. During the last nine months of 2005, Infinity implemented rate increases, totaling 15%, to address increasing combined ratios in Florida. New business during the first six months of 2006 declined as a result of these rate actions. During the third quarter, several competitors in Florida also increased rates and as a result, Infinity’s programs became more competitive.

Gross written premiums and policies-in-force in Connecticut continued to decline, down 27.0% and 24.2%, respectively, compared to 2005. The decline in gross written premiums in Connecticut was a result of selling the renewal rights on the runoff GAI book of business to an unaffiliated insurance company in that state. The runoff of this book of business will be completed at the end of the second quarter of 2007. Infinity’s ongoing book of business in Connecticut grew 73.8% during 2006 as compared to 2005 as a result of the Low Cost product, which was introduced in the market during February 2006.

Gross written premiums in the 14 Remaining Focus States increased 4.9% during 2006 as compared to 2005, with the growth coming in the last six months of the year. Seven of the 14 Remaining Focus States, Alabama, Arizona, Colorado, Indiana, Nevada, Ohio, and Texas, had gross written premium growth during 2006. Gross written premiums in the two largest of these states, Arizona and Texas, grew 45.8% and 18.9%, respectively. In Texas, gross written premiums grew as Infinity took a modest 0.9% rate reduction in June and as Infinity continued to aggressively appoint new agents in key urban areas and to expand marketing programs. Due to the improving profitability in Arizona, Infinity was able to make a rate adjustment in April 2006, which resulted in the Company’s programs becoming more competitive in the marketplace. Policies-in-force in the 14 Remaining Focus States at December 31, 2006, increased 22.6% over those in force at December 31, 2005 as a result of the 30.8% gross written premium growth in the 14 Remaining Focus States during the last half of 2006.

Gross written premiums for the Commercial Vehicle business decreased 4.7% during 2006 as compared with 2005 as a result of declining gross written premiums in the Non-Focus state of New York. Excluding New York, gross written premiums and policies-in-force increased 4.0% and 4.9%, respectively, over gross written premiums and policies-in-force in 2005, primarily as a result of gross written premium growth of 22.4% and 8.4% in Texas and Florida, respectively. In both Texas and Florida, increased marketing efforts have contributed to the growth. In addition, in Texas, a new rating structure was introduced in April 2006, which made the program more competitive.

Gross written premiums and policies-in-force in the Classic Collector book of business grew 8.4% and 0.3%, respectively, during 2006 as compared with 2005. The gross written premium decline in Other premiums is a result of a substantial decline in premiums for the runoff Homeowners book of business. As of December 31, 2006, Infinity had completed the runoff of its homeowners in-force policies.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ceded reinsurance declined 49.6% during 2006 as compared to 2005. Although Infinity maintained its 90% quota share agreement on its runoff Homeowners book of business during 2006, the amount of direct premium written in this program has substantially declined and, as a result, the amount ceded to reinsurers has also declined. In addition, Infinity maintains an excess of loss reinsurance treaty for higher limits personal auto liability coverages. Gross written premiums ceded under this treaty have declined as Infinity has sold the renewal rights on the GAI book of business in Connecticut, which consists predominantly of higher policy limits standard and preferred business.

2005 compared to 2004

Gross written premiums for the year ended December 31, 2005 grew 5.2% compared to 2004. Infinity achieved gross premium growth of 13.0% during the first six months of the year largely as a result of business from newly appointed agents and brokers, from success in the continued roll-out of its three-tiered product offering in its Focus States (see Item 1 Business – Distribution and Marketing) as well as additional marketing efforts. Gross premiums declined 2.9% during the second half of the year as several competitors decreased rates with Infinity taking selective rate increases to improve profitability in several states. During 2005, Infinity implemented 57 rate revisions in various states with an overall rate impact of a modest 2.2% increase. For the same reasons discussed above, Infinity’s policies-in-force grew 3.8% compared to December 31, 2004.

Infinity’s personal auto writings in its Top Five Focus States for the year ended December 31, 2005 grew 5.3% compared to 2004. Policies-in-force for these states grew 4.1% compared to December 31, 2004. Although premium growth slowed to 3.6% in the second half of the year in California, Infinity’s largest state, personal auto premiums for the year were 5.6% higher than in 2004. Policies-in-force for California grew 3.1% compared to December 31, 2004. Rate increases on targeted programs in Florida slowed new business production in the second half of the year, but the strong growth in the first half of the year resulted in annual premium growth of 22.4% while policies-in-force grew 20.4%. Georgia also had positive growth in both premium and policy counts of 9.7% and 9.5%, respectively.

Personal auto premiums and policy counts declined at December 31, 2005 in both Pennsylvania and Connecticut compared to December 31, 2004. The gross written premium decline in Pennsylvania of 14.8% was a result of certain competitors taking rate decreases and implementing aggressive commission incentives. In Connecticut, Infinity worked throughout the year to get a replacement product for the business written through GAI and assumed by Infinity approved by the Department of Insurance. This product was approved early in the third quarter. However, gross written premiums declined during the year as Infinity was not accepting new business in the old program. In the fourth quarter of 2005, Infinity sold the renewal rights on the old Connecticut program to an unaffiliated insurance carrier. However, Infinity will continue to focus on growth in Connecticut through its recently filed new programs.

In the 14 Remaining Focus States, personal auto gross written premiums and policies-in-force grew 26.4% and 17.7% compared to December 31, 2004, respectively. Eight of the fourteen states had positive premium growth for the year, with Alabama, Arizona, Missouri, Ohio, South Carolina, Texas and Virginia all posting double-digit growth.

Gross written premiums in Infinity’s commercial vehicle business continued to grow in 2005. Premium and policies-in-force growth of 8.5% and 7.4%, respectively, was primarily driven by increases in California, Florida and Texas.

Classic Collector gross written premiums and policies-in-force grew 5.1% and 0.5%, respectively, during 2005, primarily from growth in California, Florida and Pennsylvania. The growth in Other gross written premiums is attributable to a change in the reinsurance agreement on the homeowners business. Beginning in 2005, GAI eliminated its reinsurance program and cedes 100% of the homeowners business to Infinity. However, Infinity’s net retention of 10% has not changed as the company put in place its own reinsurance agreement.

Gross written premiums ceded under reinsurance coverages fell during the year as a result of the elimination of the physical damage quota share agreement at December 31, 2004.

Earned premiums increased 10.2% during the twelve months ended December 31, 2005 partially due to the elimination of the physical damage quota share agreement at December 31, 2004. Excluding the effect of this agreement, earned premiums grew at a more modest 3.9%.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Profita bility

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

The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premiums and (ii) underwriting expenses incurred as a percentage of net written premiums. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premiums are earned; on a statutory basis these items are expensed as incurred. Costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

	Twelve months ended December 31,
	2006			2005			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Top Five Focus States	66.6%	21.1%	87.7%	64.9%	20.2%	85.1%	1.7%	0.9%	2.6%
14 Remaining Focus States	75.6%	23.4%	99.0%	83.4%	24.2%	107.6%	(7.8)%	(0.8)%	(8.6)%
Non-Focus States	NM	NM	NM	131.8%	32.7%	164.5%	NM	NM	NM

Subtotal	66.6%	21.5%	88.1%	68.9%	21.0%	89.9%	(2.3)%	0.5%	(1.8)%

Commercial Vehicle	89.0%	18.9%	107.9%	72.8%	23.1%	95.9%	16.2%	(4.2)%	12.0%
Classic Collector	40.7%	45.7%	86.4%	37.9%	36.9%	74.8%	2.8%	8.8%	11.6%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.0%	21.7%	88.7%	68.7%	21.3%	90.0%	(1.7)%	0.4%	(1.3)%

GAAP ratios	67.0%	23.8%	90.8%	68.7%	23.3%	92.0%	(1.7)%	0.5%	(1.2)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2005			2004			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Gross of Quota Share *
Personal Auto Insurance:
Top Five Focus States	64.9%	20.2%	85.1%	61.9%	21.1%	83.0%	3.0%	(0.9)%	2.1%
14 Remaining Focus States	83.4%	24.2%	107.6%	82.6%	25.7%	108.3%	0.8%	(1.5)%	(0.7)%
Non-Focus States	131.8%	32.7%	164.5%	120.0%	31.6%	151.6%	11.8%	1.1%	12.9%

Subtotal	68.9%	21.0%	89.9%	67.6%	22.2%	89.8%	1.3%	(1.2)%	0.1%
Commercial Vehicle	72.8%	23.1%	95.9%	74.1%	21.7%	95.8%	(1.3)%	1.4%	0.1%
Classic Collector	37.9%	36.9%	74.8%	34.1%	39.2%	73.3%	3.8%	(2.3)%	1.5%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	68.7%	21.3%	90.0%	67.4%	22.5%	89.9%	1.3%	(1.2)%	0.1%

GAAP ratios	68.7%	23.3%	92.0%	68.3%	24.2%	92.5%	0.4%	(0.9)%	(0.5)%

GAAP ratios net of Quota Share Agreements	68.7%	23.3%	92.0%	70.3%	21.6%	91.9%	(1.6)%	1.7%	0.1%

NM:	not meaningful due to the low premium for these lines.
*	The Quota Share Agreements were commuted as of December 31, 2004.

2006 compared to 2005

Overall, the statutory combined ratio for the year ended December 31, 2006 decreased 1.3 points compared to 2005. For the twelve months ended December 31, 2006, Infinity had $31.2 million of favorable development on prior accident period loss and LAE reserves compared with $17.0 million of favorable development for the year ended December 31, 2005. The favorable development in both years is primarily attributable to California. Excluding the favorable development from both years, the combined ratio increased 0.2 points, attributable to a higher underwriting expense ratio resulting from increased marketing and advertising expenses. Catastrophe related losses were $0.8 million and $2.3 million during 2006 and 2005, respectively.

The combined ratio in the Top Five Focus States increased 2.6 points compared to that in 2005. The loss and LAE Ratio increased 1.7 points primarily from strengthening LAE reserves. The underwriting ratio increase of 0.9 points is primarily a result of an increase in advertising and in part from a larger portion of the shared service costs being attributed to these states.

Improvements in both the loss and LAE and underwriting ratios contributed to the 8.6 point improvement in the 14 Remaining Focus States combined ratio. The loss and LAE ratio improved 7.8 points in part from improving loss frequency trends in Arizona. In addition, during 2006, South Carolina had favorable development on prior accident period loss reserves. Included in the 2006 underwriting expense ratio is a one time benefit of $1.9 million related to a refund from the South Carolina reinsurance facility. Excluding this amount, the underwriting ratio for the 14 Remaining Focus States would be 24.8%, a 0.6 point increase over the 24.2% in 2005. The increase in the underwriting ratio is primarily attributable to an increase in advertising.

The 2006 combined ratio in the Commercial Vehicle business increased 12.0 points compared to 2005. The increase in the loss and LAE ratio is primarily attributable to the state of Florida. During 2006, Infinity incurred losses on a few extra-contractual claims and incurred two large losses. These items combined added 7.5 points to the combined ratio. In addition, Infinity strengthened overall loss and LAE reserves on existing Commercial Vehicle claims during 2006. The underwriting expense ratio declined in part due to a smaller percentage of the shared service costs being attributed to Commercial Vehicle.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The combined ratio for the 2006 Classic Collector business increased 11.6 points over 2005 primarily from an 8.8 point increase in the underwriting expense ratio as Infinity attributed more of the shared service costs to Classic Collectors.

2005 compared to 2004

Overall, the statutory combined ratio for the year ended December 31, 2005 increased 0.1 points compared to 2004. In 2005, on a statutory basis, Infinity had $17.0 million of favorable development on a prior accident period loss and LAE reserves. In 2004, on a statutory basis, Infinity had $14.5 million of favorable reserve development, excluding $9.3 million of unfavorable development on extra-contractual liabilities arising from bad faith claims, on prior accident period loss and LAE reserves. The favorable development in both years is primarily attributable to California business for 2004 and 2003 as the Company experienced continued improvement in claims frequency trends. Catastrophe related losses were $2.3 million in 2005 compared to $1.6 million in 2004.

An increase in the loss and LAE ratio, offset by a decrease in the underwriting ratio, resulted in a modest 2.1 point increase in the combined ratio for the Top Five Focus States compared to that in 2004. The 3.0 points increase in the loss and LAE ratio was primarily attributable to an increase in the loss and LAE ratios in Florida. The book in Florida has grown substantially as a result of new business writings, which typically have higher loss and LAE ratios than renewal business. In light of the increase in the loss and LAE ratio in Florida, Infinity took several rate adjustments in this state with an overall effect of a 15.0% increase. The underwriting expense ratio fell 0.9 points compared to 2004 as a result of the benefit of increased premium volume over which to spread fixed expenses.

The statutory combined ratio in the 14 Remaining Focus States decreased 0.7 points overall in 2005 with a decrease in underwriting ratio of 1.5 points offset by an increase in the loss and LAE ratio of 0.8 points. Infinity took rate actions throughout 2005 to improve the profitability in these states with an overall annual rate increase of 7.0% with double digit increases in some states. In spite of Infinity’s increased marketing costs as new products were introduced, the underwriting expense ratios fell 1.5 points as fixed expenses were spread over a larger premium base.

The combined ratio in the Non-Focus States remained well above 100%. Earned premiums in these states dropped 62% in 2005 and business in these states represented just 1.5% of Infinity’s total personal auto gross written premium. The increase in the loss and LAE ratio in the Non-Focus States is primarily attributable to unfavorable development on prior accident periods in New York and Louisiana, as well as catastrophe losses in Louisiana.

The combined ratio in the commercial vehicle business decreased 0.1 points with a 1.3 point decline in the loss and LAE ratio, offset by a 1.4 point increase in underwriting expenses. In the fourth quarter of 2004, Infinity strengthened reserves on the commercial vehicle business resulting in a higher loss and LAE ratio compared to the fourth quarter of 2005.

Inves tment Income

Investment income is composed primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the Quota Share Agreements, as shown in the following table (in thousands):

	Twelve months ended December 31,
	2006	2005	2004
Investment income:
Fixed maturities	$69,359	$66,536	$68,664
Equity securities	1,518	1,255	889
Other	24	11	7

Gross investment income	$70,901	$67,802	$69,560

Investment expenses:
Investment expenses	$(2,488)	$(2,315)	$(2,421)
Interest expense on Quota Share Agreements	—	—	(1,463)

Gross investment expenses	$(2,488)	$(2,315)	$(3,884)

Net investment income	$68,413	$65,487	$65,676

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006 compared to 2005

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income increased $2.9 million for the twelve-month period ended December 31, 2006 from 2005. Infinity’s average invested assets increased 0.9%. With rising interest rates in 2006, Infinity used proceeds from sales and maturities of securities to acquire higher yielding securities. As a result, Infinity’s weighted-average gross investment yield increased to 5.0% in 2006 from 4.8% in 2005.

2005 compared to 2004

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

R ealized Gains (Losses) on Investments

Infinity recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended December 31, 2006
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$(94)	$(1,445)	$(1,539)
Equities	8,533	(5,032)	3,501

Total	$8,439	$(6,477)	$1,962

	Twelve months ended December 31, 2005
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$18,007	$(612)	$17,394
Equities	4,970	(63)	4,908

Total	$22,977	$(675)	$22,302

	Twelve months ended December 31, 2004
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$3,648	$(758)	$2,890
Equities	3,535	(372)	3,163
Gain on sale of subsidiaries	830	—	830

Total	$8,013	$(1,130)	$6,883

Net realized gains on sales increased in 2005 compared with 2004 as Infinity sold securities to utilize a portion of the capital loss carryforward. As a result of rising interest rates in 2006, Infinity had fewer fixed maturity investments with gains that could be sold to utilize the capital loss carryforward and net realized gains on sales declined compared with 2005. Impairments on equities increased in 2006 as the Company moves towards investing in a more diversified portfolio of equities rather than remaining in large positions in individual stocks. Since Infinity no longer intends to hold these large positions for any length of time, any equity having an unrealized loss at year-end was impaired for that amount.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oth er Income

	Twelve months ended December 31,
(in thousands)	2006	2005	2004
Finance charges on assumed business	$728	$1,887	$2,834
Gain on sale of property	—	—	1,142
Sale of homeowners’ book	182	715	412
Gain on sale of Connecticut personal auto book	332	—	—
Non-recurring management fee income	—	—	1,060
Other	1,067	1,381	1,432

Total Other Income	$2,309	$3,983	$6,880

Other income for the twelve-month period ended December 31, 2006 declined $1.7 million from 2005, primarily due to the continued decline of finance charge income from the Assumed Agency Business that is in runoff. Other income for the twelve-month period ended December 31, 2005 decreased $2.9 million from 2004, primarily due to reduced finance charge income and due to nonrecurring 2004 gains of $2.2 million for the sale of property and management fee income. Management anticipates a continued decline in future years’ finance charge income due to an expected continued decrease in the Assumed Agency Business.

Int erest Expense

	Twelve months ended December 31,
(in thousands)	2006	2005	2004
Senior Notes	$11,064	$11,060	$9,613
$200 million term loan	—	—	947
Interest rate swap	—	—	166

Total Interest Expense	$11,064	$11,060	$10,726

The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, and require no principal payment until maturity in February 2014. The term loan accrued interest at a variable rate, which averaged 3.7% from July 16, 2003, the date of issue through February 18, 2004, at which time it was refinanced with the Senior Notes. The risk of variability in future interest expense was partially hedged by the interest rate swap. (See Note 3 of the Consolidated Financial Statements for additional information on the Senior Notes.)

Restruct uring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations. During the fourth quarter of 2006, Infinity recorded a $4.8 million, pretax, charge related to severance costs. None of these severance costs have been paid as of December 31, 2006. In 2007, Infinity expects to incur additional costs as the facilities affected by the restructuring are sublet or closed.

Other Expenses

	Twelve months ended December 31,
(in thousands)	2006	2005	2004
Corporate litigation expense	$3,816	$(2,518)	$(1,716)
Loss on sublease	203	2,638	1,330
Other	1,722	1,598	135

Total Other Expenses	$5,741	$1,718	$(251)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006 compared to 2005

Other expenses increased $4.0 million for the twelve-month period ended December 31, 2006 as compared to 2005. The increase relates primarily to an increase in corporate litigation expense during 2006, partially offset by a smaller loss on sublease. The 2006 corporate litigation expense increase was due to a new reserve for a class action lawsuit compared to a reduction in the litigation reserve in 2005 due to favorable settlements of other class action lawsuits. See Note 12 of the Consolidated Financial Statements “Legal Proceedings”.

2005 compared to 2004

Other expenses increased $2.0 million for the twelve-month period ended December 31, 2005 as compared to 2004. The increase relates primarily to the loss recorded on sub-leased space during 2005. The sublease losses in 2005 and 2004 were generated as vacant space following the consolidation of certain redundant administrative functions was sublet. Also, during 2004 was a release of the premium tax accrual which lowered the expense amount in the other category.

I ncome Taxes

The following table reconciles the Company’s GAAP and effective tax rate for the periods ending December 31, 2006, 2005 and 2004.

	Twelve months ended December 31,
	2006	2005	2004
GAAP tax rate	35.0%	35.0%	35.0%
Adjustments
Dividends received deduction	(0.2)%	(0.2)%	(0.2)%
Tax exempt interest	(1.6)%	(1.4)%	(1.4)%
Adjustment to tax reserve	—	—	(1.6)%
Adjustment to valuation allowance	(0.1)%	(5.0)%	(6.4)%
Other	0.5%	0.2%	0.1%

Effective tax rate	33.6%	28.6%	25.5%

Infinity has recorded a valuation allowance equal to 100% of the available capital loss carryforward. As capital gains are generated, Infinity takes credit for the deferred tax asset and reduces the valuation allowance. In addition, Infinity includes the tax on losses recorded on other-than-temporarily impaired securities in the valuation allowance.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

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

ITEM 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9A

Controls and Procedures

Infinity’s Chief Executive Officer and Chief Financial Officer, with assistance from management, have evaluated the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control over Financial Reporting

Infinity’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Infinity conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that Infinity’s internal control over financial reporting was effective as of December 31, 2006.

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

Management’s assessment of the effectiveness of Infinity’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report in which they expressed an unqualified opinion.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Infinity Property and Casualty Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Infinity Property and Casualty Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Infinity Property and Casualty Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 28, 2007

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9B

Other Information

None.

PART III

ITEM 10

Directors and Executive Officers of the Registrant

Infinity makes available free of charge within the Investor Relations section of its Internet website at www.ipacc.com, Infinity’s Corporate Governance Guidelines, the Charter of each standing committee of the Board of Directors, and the Code of Ethics adopted by the Board and applicable to all Infinity directors, officers and employees. Requests for copies may be directed to our Corporate Secretary at Infinity Property and Casualty Corporation, 3700 Colonnade Parkway, Birmingham, Alabama 35243. Infinity intends to disclose any amendments to the Code of Ethics, and any waiver from a provision of the Code of Ethics granted to Infinity’s Chief Executive Officer or Chief Financial Officer, on Infinity’s website following such amendment or waiver. Infinity may disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to Infinity’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that Infinity files with or furnishes to the SEC.

The information required by this Item 10 regarding Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference to Infinity’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 21, 2007.

ITEM  11

Executive Compensation

Incorporated by reference to Infinity’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 21, 2007.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Infinity’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 21, 2007.

IT EM 13

Certain Relationships and Related Transactions

Incorporated by reference to Infinity’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 21, 2007.

ITEM 14

Principal Accountant Fees and Services

Incorporated by reference to Infinity’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 21, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 28, 2007

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Twelve months ended December 31,
	2006	2005	% Change	2004	% Change
Revenues:
Earned premiums	$948,665	$961,503	(1.3)%	$872,324	10.2%
Net investment income	68,413	65,487	4.5%	65,676	(0.3)%
Realized gains on investments	1,962	22,302	(91.2)%	6,883	224.0%
Other income	2,309	3,983	(42.0)%	6,880	(42.1)%

Total revenues	1,021,349	1,053,275	(3.0)%	951,763	10.7%

Costs and Expenses:
Losses and LAE	635,135	660,579	(3.9)%	613,056	7.8%
Commissions and other underwriting expenses	226,116	224,476	0.7%	188,903	18.8%
Interest expense	11,064	11,060	—	10,726	3.1%
Corporate general and administrative expenses	7,091	6,641	6.8%	6,432	3.2%
Loss on retirement of long-term debt	—	—	—	3,436	(100.0)%
Restructuring charges	4,782	—	100.0%	—	—
Other expenses	5,741	1,718	234.2%	(251)	784.5%

Total expenses	889,929	904,474	(1.6)%	822,302	10.0%

Earnings before income taxes	131,420	148,801	(11.7)%	129,461	14.9%
Provision for income taxes	44,138	42,493	3.9%	33,063	28.5%

Net Earnings	$87,282	$106,308	(17.9)%	$96,398	10.3%

Earnings per common share:
Basic	$4.30	$5.15	(16.5)%	$4.69	9.8%
Diluted	4.26	5.09	(16.3)%	4.62	10.2%

Average number of common shares:
Basic	20,303	20,640	(1.6)%	20,560	0.4%
Diluted	20,475	20,892	(2.0)%	20,859	0.2%

Cash dividends per common share	$.300	$.240	25.0%	$.220	9.1%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities-at fair value (amortized cost $1,258,021 and $1,327,979)	$1,250,185	$1,323,045
Equity securities – at fair value (amortized cost $53,030 and $60,380)	55,479	59,706

Total investments	$1,305,664	$1,382,751
Cash and cash equivalents	109,187	64,934
Accrued investment income	16,148	16,779
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $15,517 and $11,859	343,065	289,917
Prepaid reinsurance premiums	4,257	9,008
Recoverables from reinsurers (includes $4,187 and $3,675 on paid losses and LAE)	31,766	19,364
Deferred policy acquisition costs	76,836	70,380
Current and deferred income taxes	34,634	29,519
Prepaid expenses, deferred charges and other assets	17,522	13,801
Goodwill	75,275	75,275

Total assets	$2,014,354	$1,971,728

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and LAE	$595,356	$625,492
Unearned premiums	430,973	402,198
Payable to reinsurers	642	3,319
Long-term debt (fair value $194,213 and $195,341)	199,429	199,366
Commissions payable	30,118	28,345
Accounts payable, accrued expenses and other liabilities	93,235	86,414

Total liabilities	$1,349,753	$1,345,134

Commitments and Contingencies (See Note 13)	—	—

Shareholders’ Equity:
Common stock, no par value 50,000,000 shares authorized 20,837,350 and 20,727,939 shares issued	$20,837	$20,728
Additional paid-in capital	335,708	331,511
Retained earnings	361,682	279,171
Unearned compensation (restricted stock)	—	(30)
Accumulated other comprehensive income, net of tax	(3,206)	(3,648)
Treasury stock, at cost (1,219,951 and 34,014 shares)	(50,420)	(1,138)

Total shareholders’ equity	$664,601	$626,594

Total liabilities and shareholders’ equity	$2,014,354	$1,971,728

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Accumulated Other Comprehensive Income (net of tax)	Treasury Stock	Total
Balance at January 1, 2004	$20,484	$324,787	$74,856	$(1,000)	$36,243	$—	$455,370

Net earnings	$—	$—	$96,398	$—	$—	$—	$96,398
Change in unrealized gain (loss) -investments	—	—	—	—	(5,668)	—	(5,668)
Change in unrealized gain-derivative	—	—	—	—	(215)	—	(215)

Comprehensive income	—	—	—	—	—	—	$90,515
Dividends paid to common stockholders	—	—	(4,544)	—	—	—	(4,544)
Issuance of common stock	171	4,685	—	—	—	—	4,856
Employee stock purchases	2	63	—	—	—	—	65
Exercise of stock options, including tax benefit	14	206	—	—	—	—	220
Amortization of unearned compensation, including tax benefit	—	253	—	686	—	—	939

Balance at December 31, 2004	$20,671	$329,994	$166,710	$(314)	$30,360	$—	$547,421

Net earnings	$—	$—	$106,308	$—	$—	$—	$106,308
Change in unrealized gain (loss) -investments	—	—	—	—	(34,008)	—	(34,008)

Comprehensive income							$72,300
Dividends paid to common stockholders	—	—	(4,965)	—	—	—	(4,965)
Employee stock purchases	10	268	—	—	—	—	278
Exercise of stock options, including tax benefit	43	874	—	—	—	—	917
Stock granted to directors	4	121	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(1,138)	(1,138)
Amortization of unearned compensation, including tax benefit	—	254	—	284	—	—	538
Correction of an immaterial error related to prior periods (See Note 4)	—	—	11,118	—	—	—	11,118

Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$87,282	$—	$—	$—	$87,282
Change in unrealized gain (loss)-investments	—	—	—	—	147	—	147

Comprehensive income							$87,429
Adjustment to initially apply SFAS 158	—	—	—	—	295	—	295
Dividends paid to common stockholders	—	—	(6,099)	—	—	—	(6,099)
Employee stock purchases	7	235	—	—	—	—	242
Exercise of stock options, including tax benefit	99	2,470	—	—	—	—	2,569
Share-based compensation expense	—	1,012	—	—	—	—	1,012
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(49,282)	(49,282)
Amortization of unearned compensation, including tax benefit	—	358	—	30	—	—	388
Other	—	—	1,328	—	—	—	1,328

Balance at December 31, 2006	$20,837	$335,708	$361,682	$—	$(3,206)	$(50,420)	$664,601

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve months ended December 31,
	2006	2005	2004
Operating Activities:
Net earnings	$87,282	$106,308	$96,398
Adjustments:
Depreciation and amortization	6,298	13,718	17,005
Realized gains on investing activities	(1,962)	(22,302)	(6,883)
Financial Accounting Standards No. 158 Transition Adjustment	295	—	—
Share-based compensation expense	1,015	—	—
Decrease (increase) in accrued investment income	631	(47)	40
Increase in agents’ balances and premiums receivable	(51,820)	(24,939)	(10,952)
(Increase) decrease in reinsurance receivables	(7,651)	14,051	33,762
Increase in deferred policy acquisition costs	(6,456)	(1,926)	(17,596)
(Increase) decrease in other assets	(4,533)	17,465	(3,969)
Decrease in insurance claims and reserves	(1,361)	(56,475)	(26,661)
Decrease in payable to reinsurers	(2,677)	(634)	(32,102)
Increase in other liabilities	3,341	585	5,106
Other, net	483	516	418

Net cash provided by operating activities	$22,885	$46,320	$54,566

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	$(135,115)	$(501,609)	$(278,038)
Equity securities	(39,633)	(57,995)	(7,770)
Property and equipment	(3,537)	(3,778)	(4,618)
Maturities and redemptions of fixed maturity investments	125,365	123,993	105,819
Sales:
Fixed maturities	75,140	326,526	94,429
Stock in subsidiary	—	—	10,380
Equity securities	51,313	24,222	8,587
Property and equipment	8	251	1,443

Net cash provided by (used in) investing activities	$73,541	$(88,390)	$(69,768)
Financing Activities:
Repayment of term loan	—	—	(195,500)
Proceeds from Senior Notes	—	—	199,256
Debt issuance costs	—	—	(2,141)
Proceeds from secondary stock offering	—	—	4,856
Proceeds from stock option exercise and employee stock purchase plan	2,811	1,055	285
Acquisition of treasury stock	(48,885)	(1,138)	—
Dividends paid to shareholders	(6,099)	(4,965)	(4,544)

Net cash (used in) provided by financing activities	$(52,173)	$(5,048)	$2,212

Net increase (decrease) in cash and cash equivalents	$44,253	$(47,118)	$(12,990)

Cash and cash equivalents at beginning of period	64,934	112,052	125,042

Cash and cash equivalents at end of period	$109,187	$64,934	$112,052

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

INDEX TO NOTES

1. Reporting and Accounting Policies	8. Quarterly Operating Results (unaudited)
2. Investments	9. Insurance Reserves
3. Long-Term Debt	10. Reinsurance
4. Income Taxes	11. Statutory Information
5. Computations of Earnings Per Share	12. Legal Proceedings
6. Share-Based Compensation	13. Commitments and Contingencies
7. Benefit Plans	14. Additional Information

Note 1 Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Infinity Casualty Insurance Company [formally known as Atlanta Casualty Company], Infinity Insurance Company, Infinity Auto Insurance Company [formally known as Leader Insurance Company] and Infinity Standard Insurance Company [formally known as Windsor Insurance Company] (collectively the “NSA Group”). Although Infinity was formed in 2002, the NSA Group has been writing auto insurance since 1955.

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

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of and for the twelve-month periods ended December 31, 2006, December 31, 2005 and December 31, 2004. These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Investments

All fixed maturity securities are considered “available for sale” and reported at fair value with unrealized gains or losses reported after-tax as a separate component of shareholders’ equity. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and the current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

Securities having a carrying value of approximately $42.3 million at December 31, 2006 were on deposit as required by regulatory authorities.

Goodwill

Goodwill carried on Infinity’s balance sheet represents the excess of AFG’s carrying value over tangible assets in the NSA Group and the Assumed Agency Business at the date of transfer to Infinity in contemplation of Infinity’s initial public offering in early 2003. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of September 30, 2006, using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The September 30, 2006, test results indicated that there was no impairment at that date. In addition, there was no indication of impairment at December 31, 2006.

Reinsurance

Infinity’s insurance subsidiaries cede reinsurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, Infinity’s insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Infinity’s insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies-in-force. Payable to reinsurers represents ceded premiums retained by Infinity’s insurance subsidiaries to fund ceded losses as they become due. Infinity’s insurance subsidiaries also assume reinsurance, primarily from other AFG subsidiaries. Income on reinsurance assumed is recognized based on reports received from ceding companies.

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, the Company evaluates the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2006, 2005 and 2004 was $70.4 million, $68.5 million and $50.9 million, respectively.

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

Premiums and Receivables

Insurance premiums written are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies-in-force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small commercial accounts

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on the relationship, on a policy basis, between receivables and unearned premium, or an aging analysis of past due balances. Premiums due from insureds are charged off if not collected within 90 days of the policies’ expiration or cancellation dates.

Income Taxes

Infinity files a consolidated federal income tax return, which includes all 80% and greater owned U.S. subsidiaries. Infinity and its 80% and greater owned subsidiaries are parties to a tax allocation agreement which designates how tax payments are shared by members of the tax group. In general, each subsidiary agrees to pay Infinity taxes computed on a separate company taxable income basis. Infinity agrees to pay each subsidiary for the tax benefit, if any, of net losses used by other members of the consolidated group.

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

Benefit Plans

Infinity provides retirement benefits to qualified employees and health care and life insurance benefits to eligible retirees. Infinity also provides post-employment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88,106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefits plans in the statements of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, Infinity adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on Infinity’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s financial statements at December 31, 2005 or 2004. As required by SFAS 158, Infinity will change the measurement date for it post retirement benefit plan from September 30 to December 31 for its 2008 financial statements. See Note 7 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

Statements of Cash Flows

Investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

Share-Based Compensation

Effective January 1, 2006, Infinity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Prior to the adoption of SFAS 123(R), Infinity accounted for stock options and other share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options may be granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. During 2006, approximately $1.0 million of compensation expense was recognized for stock options. Through December 31, 2005, no compensation expense had been recognized for stock option grants. See Note 6 of the Consolidated Financial Statements for more information on share-based compensation.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Reclassifications

Certain 2004 and 2005 amounts have been reclassified from the prior year financial statements to conform to the 2006 presentation. Effective January 1, 2006, Infinity began including in the GAAP combined ratio corporate litigation losses (except for class action lawsuits) and bad debt charge-offs on agents’ balances and premiums receivable. The reclassification of corporate litigation losses for 2005 and 2004 was $15.8 million and $9.7 million, respectively, and is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “losses and loss adjustment expenses” (“LAE”). This reclassification is also reflected in the Consolidated Statements of Cash Flows for 2005 and 2004 as a $22.1 million decrease and an $11.8 million increase, respectively, to “increase (decrease) in insurance claims and reserves” with an offset in “increase (decrease) in other liabilities”. The reclassification of bad debt charge-offs on agents’ balances and premiums receivable for 2005 and 2004 was $17.4 million and $14.6 million, respectively, which is reflected in the Consolidated Statements of Earnings as a decrease in “other expenses” and an increase in “commissions and other underwriting expenses.” This reclassification is also reflected in the Consolidated Statements of Cash Flows for 2005 and 2004 as an $8.9 million decrease and a $6.7 million increase, respectively, to “increase (decrease) in reinsurance receivables” with an offset in “increase (decrease) in other assets”. No reclassification noted above impacted the current period’s or any previously presented period’s net earnings, shareholders’ equity or net cash provided by operating activities.

Adjustment to Shareholders’ Equity

Included in the Consolidated Statements of Changes in Shareholders’ Equity is $1.3 million to adjust the balance sheet for the understatement of accounts receivable related to business assumed in 2003 from GAI. This immaterial adjustment is not related to the current or any prior period consolidated operations and is therefore excluded from the Statements of Earnings. Because this item is immaterial to shareholders’ equity in 2003 and 2004, the adjustment of this item is included only in the 2006 Consolidated Statements of Changes in Shareholders’ Equity.

Recently Issued Accounting Standards

Infinity adopted FASB Staff Position No. SFAS 115-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments” (“FSP SFAS 115-1”) as of January 1, 2006. FSP SFAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment (“OTTI”) guidance. FSP SFAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP SFAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Infinity adopted Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”) on January 1, 2006. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The adoption of SFAS 154 did not have a material effect on the results of operations or financial position of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) which, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. At the date of initial adoption, the Company must decide whether or not to remeasure its then existing hybrid financial instruments in accordance with SFAS 155 or retain its current accounting under SFAS 133. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The Company will adopt SFAS 155 as of January 1, 2007 and has determined there will be no impact to the accounting for the hybrid contract owned at the date of adoption and subject to SFAS 133.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company does not expect that adoption of FIN 48 will have a material impact on Infinity’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 eliminates the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. Infinity’s existing methods for assessing the materiality of misstatements are in compliance with the provisions of SAB 108, thus there was no impact of adopting SAB 108 on the results of operations or financial position during 2006.

As previously discussed in the “Benefit Plans” and “Share-Based Compensation” sections of this Note, Infinity adopted SFAS 158 and SFAS 123(R), respectively, during 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Note 2 Investments

Fixed maturities and equity securities consisted of the following (in thousands):

	Twelve months ended December 31, 2006
			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$109,527	$107,667	$292	$(2,152)
State and municipal	237,209	235,088	791	(2,912)
Public utilities	42,785	42,637	419	(567)
Mortgage-backed securities	295,167	290,496	118	(4,789)
Corporate and other	571,340	572,232	7,328	(6,436)
Redeemable preferred stocks	1,993	2,065	72	—

Total fixed maturities	$1,258,021	$1,250,185	$9,020	$(16,856)

Equity securities	53,030	55,479	2,449	—

Total	$1,311,051	$1,305,664	$11,469	$(16,856)

	Twelve months ended December 31, 2005
			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$123,936	$122,856	$579	$(1,659)
State and municipal	243,899	242,553	1,351	(2,697)
Public utilities	50,878	51,690	1,081	(269)
Mortgage-backed securities	312,982	308,897	358	(4,443)
Corporate and other	592,230	592,941	8,167	(7,456)
Redeemable preferred stocks	4,054	4,108	53	—

Total fixed maturities	$1,327,979	$1,323,045	$11,589	$(16,524)

Equity securities	60,380	59,706	1,870	(2,544)

Total	$1,388,359	$1,382,751	$13,459	$(19,068)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The changes in unrealized gains or losses on marketable securities, which is included in the Consolidated Statements of Changes in Shareholders’ Equity, for the twelve months ended December 31, 2006, 2005 and 2004 is detailed below (in thousands):

	Pretax
	Fixed Maturities	Equity Securities		Tax Effects	Net
Year ended December 31, 2006
Unrealized holding gains (losses) on securities arising during the period	$(4,441)	$6,624		$(762)	$1,421
Realized (gains) losses included in net income	1,539	(3,501)		688	(1,274)

Change in unrealized gain (loss) on marketable securities, net	$(2,902)	$3,123		$(74)	$147

Year ended December 31, 2005
Unrealized holding gains (losses) on securities arising during the period	$(30,785)	$770		$10,503	$(19,512)
Realized (gains) losses included in net income	(17,394)	(4,908)		7,806	(14,496)

Change in unrealized gain (loss) on marketable securities, net	$(48,179)	$(4,138)		$18,309	$(34,008)

Year ended December 31, 2004
Unrealized holding gains (losses) on securities arising during the period	$(7,103)	$4,436		$934	$(1,733)
Realized (gains) losses included in net income	(2,890)	(3,163	)(a)	2,118	(3,935)

Change in unrealized gain (loss) on marketable securities, net (b)	$(9,993)	$1,273		$3,052	$(5,668)

(a)	Excludes realized (gains) from the sale of a subsidiary of $(830).
(b)	Excludes pretax change in unrealized gain on derivative of $330.

Infinity has recorded cumulative, pretax, other-than-temporary impairment charges on securities as follows (in thousands):

	Twelve months ended December 31,
	2006	2005	2004
Beginning balance	$9,204	$11,935	$11,784
Impairments recorded:
Fixed maturities	1,445	612	758
Equity securities	5,032	64	372
Sales, maturities and paydowns	(7,074)	(3,407)	(979)

Ending balance	$8,607	$9,204	$11,935

Gross gains and losses on fixed maturity investment transactions included in the Consolidated Statements of Cash Flows consisted of the following (in thousands):

	Twelve months ended December 31,
	2006	2005	2004
Gross gains	$1,029	$18,479	$4,195
Gross losses	(1,123)	(472)	(547)

Net realized gains (losses) on sales of fixed maturities	(94)	18,007	3,648
Current year impairments	(1,445)	(612)	(758)

Realized gains (losses) included in net income	$(1,539)	$17,394	$2,890

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following chart summarizes Infinity’s security positions with unrealized losses, which were less than twelve months old and greater than twelve months old, as of December 31, 2006 (dollars in thousands):

	Less than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	52	$129,737	$128,671	$(1,066)
Equity securities	—	—	—	—

Total	52	$129,737	$128,671	$(1,066)

	Greater than twelve months
(dollars in thousands)	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	249	$776,073	$760,283	$(15,790)
Equity securities	—	—	—	—

Total	249	$776,073	$760,283	$(15,790)

The following chart summarizes Infinity’s security positions with unrealized losses, which were less than twelve months old and greater than twelve months old, as of December 31, 2005 (dollars in thousands):

	Less than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	244	$760,760	$748,705	$(12,055)
Equity securities	14	34,655	32,255	(2,400)

Total	258	$795,415	$780,960	$(14,455)

	Greater than twelve months
(dollars in thousands)	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	47	$160,106	$155,637	$(4,469)
Equity securities	1	3,168	3,024	(144)

Total	48	$163,274	$158,661	$(4,613)

	December 31, 2006	December 31, 2005
Number of positions held with unrealized:
Gains	204	227
Losses	301	306
Number of positions held that individually exceed unrealized:
Gains of $500,000	1	1
Losses of $500,000	1	—
Percentage of positions held with unrealized:
Gains that were investment grade	83%	82%
Losses that were investment grade	94%	94%

Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table summarizes the cost or amortized cost and fair value of our fixed maturities at December 31, 2006, by contractual years-to-maturity (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

Maturity	Cost or Amortized Cost	Fair Value
One year or less	$66,570	$66,789
After one year through five years	567,159	561,161
After five years through ten years	248,584	249,876
After ten years	80,541	81,864
Mortgage-backed securities	295,167	290,495

Total fixed maturities	$1,258,021	$1,250,185

Net Investment Income

The following table shows investment income earned and investment expenses (including interest charges on payables to reinsurers) incurred by Infinity’s insurance companies (in thousands).

	Twelve months ended December 31,
	2006	2005	2004
Investment income:
Fixed maturities	$69,359	$66,536	$68,664
Equity securities	1,518	1,255	889
Other	24	11	7

Gross investment income	$70,901	$67,802	$69,560

Investment expenses:
Investment expenses	$(2,488)	$(2,315)	$(2,421)
Interest expense on physical damage quota share agreements	—	—	(1,463)

Gross investment expenses	$(2,488)	$(2,315)	$(3,884)

Net investment income	$68,413	$65,487	$65,676

Infinity’s fixed maturity portfolio at December 31, 2006 includes securities with fair values totaling $2.1 million or 0.17% of the total fixed maturity portfolio that have not produced investment income for at least twelve months as of December 31, 2006.

Note 3 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (“Senior Notes”). The notes bear interest at a fixed 5.5% coupon rate which is payable semi-annually. The proceeds of the Senior Notes were used to retire the term loan referenced below. Unamortized debt issuance costs relating to the issuance of the variable rate term loan were written off upon the retirement of this loan, resulting in a pretax charge of $3.4 million in the first quarter of 2004. Infinity capitalized $2.1 million of debt issuance costs which are being amortized over the term of the Senior Notes. In addition, the interest rate swap, which Infinity held in conjunction with the term loan, was settled and resulted in a pretax charge of $0.3 million in the first quarter of 2004.

Interest paid by Infinity on long-term debt was $11.0 million, $11.0 million and $6.5 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Infinity’s $20 million credit facility expired on August 31, 2005 and was replaced with a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. As of December 31, 2006, Infinity was in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at December 31, 2006 and December 31, 2005.

In July 2003, Infinity obtained a $200 million seven year amortizing term loan. The loan proceeds of $196.3 million (net of issued costs of $3.7 million) were used to supplement the capital of Infinity’s insurance subsidiaries, to reduce Infinity’s reliance on

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

reinsurance and for general corporate purposes. The term loan (prepaid in full in February 2004) accrued interest at a variable rate and at Infinity’s choice of LIBOR plus 2.5% or Prime plus 1.5%. To hedge against future adverse movements in short-term interest rates, Infinity entered into an interest rate swap for $100 million of the principal, in which the variable rate payments due for the first three years of the term were exchanged for a fixed rate of 4.89%. The covenants of the loan had required Infinity to maintain certain minimum interest and fixed charge coverage ratios, as well as minimum levels of capital and surplus; the requirements of all loan covenants were met as of December 31, 2003. The first two loan principal repayment amounts of $2.3 million each were made on September 30 and December 31, 2003. In compliance with the loan agreement, Infinity made an additional principal payment of $2.5 million, one-half of the over-allotment proceeds received by Infinity from the December 2003 public offering, in January 2004. The remainder of the term loan was to have been repaid in quarterly installments.

N ote 4 Income Taxes

Taxes paid by Infinity in the years 2006, 2005 and 2004 were $48.8 million, $29.5 million and $33.6 million, respectively. The following is a reconciliation of income taxes at the statutory rate of 35.0% and income taxes as shown in the Consolidated Statement of Earnings (in thousands):

	Year ended December 31,
	2006	2005	2004
Earnings before income taxes	$131,420	$148,801	$129,461
Income taxes at statutory rate	45,997	52,080	45,311
Effect of:
Dividends received deduction	(300)	(288)	(217)
Tax-exempt interest	(2,047)	(2,023)	(1,814)
Adjustment to tax reserve	—	—	(2,080)
Adjustment to valuation allowance	(128)	(7,384)	(8,282)
Other	616	108	145

Provision for income taxes as shown on the Consolidated Statements of Earnings	$44,138	$42,493	$33,063

GAAP effective tax rate	33.6%	28.6%	25.5%

The total income tax provision (benefit) consists of (in thousands):

	2006	2005	2004
Current	$44,258	$37,052	$36,149
Deferred	(120)	5,441	(3,086)

Provision for income taxes	$44,138	$42,493	$33,063

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Infinity consolidated tax group generated capital losses in 2003 in addition to the capital loss carryforward received from AFG. The tax benefit of the capital loss carryforwards at December 31, 2006 is (in thousands):

	Expiring	Amount
Capital loss carryforward	2007	$7,762
Capital loss carryforward	2008	$8,255

As of December 31, 2006, deferred taxes relating to the capital loss carryforwards and the OTTI reserve have been fully offset by a valuation allowance. Therefore, in the future, the tax benefit from the utilization of any of these capital loss carryforwards or any change in the OTTI reserve will be reflected in current tax expense and will impact the effective tax rate calculation for that period.

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

	Twelve months ended December 31,
	2006	2005
Deferred tax assets:
Discount on loss reserves	$13,134	$15,234
Unearned premium reserve	29,870	27,523
Net capital loss carryforward	16,017	19,146
Investment securities – unrealized losses	1,885	1,963
Investment securities – basis differences	3,940	2,501
Bad debts	5,259	4,151
Accrued bonuses	3,795	3,371
Other, net	9,554	7,079

	$83,454	$80,968
Valuation allowance for deferred tax assets	(19,029)	(19,146)

	$64,425	$61,822
Deferred tax liabilities:
Deferred policy acquisition costs	$(26,893)	$(24,633)
Depreciation and amortization	—	(43)

Subtotal	$(26,893)	$(24,676)

Net deferred tax assets	$37,532	$37,146

The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization of the net capital loss carryforward and the portion of the basis difference on securities relating to the OTTI reserve. Factors considered in assessing the need for a valuation allowance for ordinary or capital loss items include: (i) the likelihood of generating larger amounts of taxable income in the future to allow for the utilization of deductible temporary differences, (ii) sufficient operating income in prior years against which operating loss carrybacks could be utilized and (iii) opportunities to generate taxable income from sales of appreciated assets to allow for the utilization of net capital loss carryovers. The likelihood of realizing deferred tax assets is reviewed periodically; any adjustment required to the valuation allowance is made in the period in which the developments on which they are based become known.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Surplus Adjustment

Included in the 2005 Consolidated Statements of Changes in Shareholders’ Equity is $11.1 million related to the correction of an error on the balance sheet as a result of the understatement of net tax assets ($4.9 million to deferred tax assets and $6.2 million to current tax liability) and surplus received prior to the initial public offering in 2003. The correction of this error is not related to current consolidated operations and is therefore excluded from the Statements of Earnings. However, because this item is immaterial to shareholders’ equity in 2003 and 2004, the correction of this item is included only in the 2005 Consolidated Statements of Changes in Shareholders’ Equity.

Note 5 Computations of Earnings per Share

The following table illustrates Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	Twelve months ended December 31,
	2006	2005	2004
Net earnings	$87,282	$106,308	$96,398
Basic average shares outstanding	20,303	20,640	20,560

Basic earnings per share	$4.30	$5.15	$4.69

Basic average shares outstanding	20,303	20,640	20,560
Restricted stock not vested	6	51	96
Dilutive effect of assumed option exercises	166	201	203

Average diluted shares outstanding	20,475	20,892	20,859

Diluted earnings per share	$4.26	$5.09	$4.62

Note 6 Share-Based Compensation

Effective January 1, 2006, Infinity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In accordance with the modified prospective transition method as set forth in SFAS 123(R), (a) compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the 15% discount on the purchases in the ESPP. Results for prior periods have not been restated. As previously allowed under APB 25, no share-based compensation expense related to employee stock options and employee stock purchases was recognized during 2005 or 2004.

As a result of adopting SFAS 123(R) on January 1, 2006, Infinity’s net earnings for the year ended December 31, 2006 is approximately $1.0 million lower than had it continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) did not have tax impact due to the fact that options issued were corporate incentive stock options, and no tax deductions is determinable at date of issuance. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.05 and $0.05 lower, respectively, than if it had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), Infinity presented all tax benefits of deductions resulting from disqualified dispositions of the exercise of stock options and ESPP as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized (“excess tax benefits”) to be classified as financing cash flows. The $0.8 million excess tax benefit classified as a financing cash inflow in the 2006 cash flow would have been classified as an operating cash inflow if Infinity had not adopted SFAS 123(R).

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There are 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 134,375 shares have been issued as of December 31, 2006. The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant. The following table sets forth the restricted stock activity for the year ended December 31, 2006:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2006	44,792	$16.00

Vested	(44,792)	$16.00

Non-vested as of December 31, 2006	—	—

In February 2006, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan. Consequently, as of December 31, 2006, Infinity had no unvested restricted stock outstanding and therefore no unearned compensation. Three executive officers holding restricted shares surrendered a total of 7,637 shares in 2006 to Infinity to satisfy their income tax obligation resulting from these events. As a result, Infinity recorded the surrenders as an acquisition of treasury stock at its fair market value.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purposes of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors Plan, of which 6,895 shares have been issued as of December 31, 2006. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1, 2006, 2,990 shares of Infinity common stock, valued pursuant to the plan at $125,000, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the ESPP in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, that employee is precluded from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 6,953, 9,660 and 2,391 shares were issued in 2006, 2005 and 2004, respectively. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% market discount was approximately $42,500 for year ended December 31, 2006, and was recognized as compensation expense in the Consolidated Statement of Earnings. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Stock Option Plan

Infinity’s Stock Option Plan (“the SOP”) was established with 2,000,000 shares (subject to anti-dilution provisions) of Infinity common stock reserved for issuance under the SOP. Infinity’s Compensation Committee (“the Committee) administers the plan. Each member of the Committee is an “outside director,” as such term is defined under Section 162(m) of the Code, as a “Non-Employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

As of December 31, 2006, there were 1,390,820 shares available for grant under the SOP. The SOP allows forfeited options to be reissued. Options are generally granted with an exercise price equal to the market price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control as defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

As permitted by SFAS 123(R), Infinity used the modified Black-Scholes model to estimate the value of employee stock options on the date of grant that used the assumptions noted below. Expected volatilities are based on historical volatilities of Infinity’s stock. Infinity judgmentally selected the expected option life to be 7.5 years which is also the midpoint between the last vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

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

There were no options granted during 2006 or 2005. The weighted-average-grant-date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average-grant date fair value	$13.87	$5.97

Dividend yield	0.7%	1.4%

Expected volatility	33.0%	33.0%

Risk-free interest rate	4.3%	4.0%

Expected life	7.5 years	7.5 years

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the twelve-month period ended December 31, 2006:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2006	555,584	$22.31

Granted	—	—

Exercised	(99,468)	18.16

Forfeited	(6,100)	22.05

Outstanding as of December 31, 2006	450,016	$23.23	6.54	$11.3

Vested or expected to vest as of December 31, 2006	450,016	$23.23	6.54	$11.3

Exercisable as of December 31, 2006	194,944	$23.01	6.51	$4.9

(a)	The intrinsic value for the stock options is calculated based on difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of December 31, 2006, Infinity used an estimated forfeiture rate of 0.0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 were $1.8 million, $0.8 million and $0.2 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled $0.8 million, $0.1 million and $0.0 million, respectively, for the years ended December 31, 2006, 2005 and 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was approximately $2.2 million, $0.7 million and $0.2 million, respectively.

As of December 31, 2006, there was $1.5 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of stock option and restricted stock shares which vested during the years ended December 31, 2006, 2005 and 2004 was approximately $1.0 million, $1.6 million and $1.8 million, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table illustrates what the effect on 2005 and 2004 net income and earnings per share would have been if Infinity had applied the fair value recognition provisions of SFAS 123 to stock option grants. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes modified option-pricing formula and amortized to expense over the options’ vesting periods.

	Twelve months ended December 31,
(in thousands, except per share information)	2005	2004
Net earnings (as reported)	$106,308	$96,398
Pro forma stock option expense	(1,154)	(1,143)

Net earnings (adjusted)	$105,154	$95,255

Earnings per share (as reported):
Basic	$5.15	$4.69
Diluted	$5.09	$4.62

Earnings per share (adjusted):
Basic	$5.09	$4.63
Diluted	$5.03	$4.57
Basic shares outstanding	20,640	20,560
Diluted shares outstanding	20,892	20,859

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 7 Benefit Plans

Infinity provides retirement benefits for all eligible employees by matching contributions made on a discretionary basis to participants’ accounts in the Infinity 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $15,000 per year or 25% of the participant’s salary. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,000 in 2006. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. Infinity retains the right to make discretionary supplemental contributions to the accounts of plan participants which were 3.0%, 3.5% and 4.0% in 2006, 2005 and 2004, respectively. The matching percentage made by Infinity is 100% of participants’ contributions up to a ceiling of 3% with a maximum company match of $6,600 in 2006. The plan expense was $5.4 million, $4.3 million and $6.3 million for the twelve-month periods ended December 31, 2006, 2005 and 2004, respectively.

Additionally, Infinity’s Supplemental Retirement Plan is a nonqualified deferred compensation plan that allows certain highly compensated employees to receive the full discretionary employer contribution that is precluded by the provisions of the 401(k) Retirement Plan or by law due to limits on compensation.

Infinity maintains a qualified deferred compensation plan for certain highly-compensated employees which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at Infinity’s approximate long-term borrowing rate. The deferred amounts are a general obligation liability of Infinity and amounted to $3.4 million, $2.4 million and $1.5 million at December 31, 2006, 2005 and 2004, respectively. Interest credited by Infinity was approximately $176,000, $116,000 and $74,000 for these same time periods.

Infinity also provides postretirement medical and life insurance benefits to certain eligible retirees. During 2006, Infinity determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Infinity did not to reflect the government subsidy provided by the MMA in the calculation of the accumulated postretirement benefit obligation (“APBO”) as of December 31, 2006, 2005 and 2004 other than as reflected in the insured over 65 rates going forward.

Infinity’s APBO as of December 31, 2006 was reduced by approximately $1.0 million, primarily due to Infinity moving from a self insured basis for medical and prescription drugs for the over 65 population to a fully insured product effective January 1, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On December 31, 2006, Infinity adopted the recognition and disclosure provisions (the first objective) of SFAS 158. SFAS 158 required Infinity to recognize the funded status (i.e., the difference between the fair value of plan assets and the accumulated postretirement benefit obligations) of this plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and unrecognized prior service credits (there were not any unrecognized transition obligations remaining from the initial adoption of SFAS 106), all of which were previously netted against the plan’s funded status in Infinity’s statement of financial position pursuant to the provisions of SFAS 116. These amounts will be subsequently recognized as net periodic postretirement benefit cost pursuant to Infinity’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic postretirement benefit cost in the same periods will be recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. The second objective of SFAS 158, to measure the funded status of a plan as of the date of its year-end, shall be effective for fiscal years ending after December 15, 2008. Currently, Infinity uses September 30 as the measurement date and does not believe adoption of the second objective will have a material impact on the consolidated financial statements.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS 158 has no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006 it would have recognized an additional minimum liability pursuant to the provision of SFAS 106. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

(in thousands)		At December 31, 2006
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 31, 2006
Accrued postretirement benefit obligation	$4,320	$(454)	$3,866
Current and deferred income taxes	34,475	159	34,634
Accumulated other comprehensive income	(3,501)	295	(3,206)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $244 ($159 net of tax) and unrecognized actuarial gains of $210 ($137 net of tax). The prior service credit and actuarial gain included in accumulated other comprehensive income expected to be recognized in net periodic postretirement benefit cost during the fiscal year-ended December 31, 2007 is $67 ($44 net of tax) and $0, respectively.

The unfunded status of the plan of $3,866 at December 31, 2006 is recognized in the accompanying statement of financial position as other liability. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Data related to this plan is shown in the following tables (in thousands).

	2006	2005	2004
Net benefit obligation at beginning of year	$4 ,877	$4 ,267	$3,819
Service cost	180	131	233
Interest cost	249	248	238
Participant contributions	119	109	80
Assumption change	—	1,074	—
Actuarial (gain) loss	(1,155)	(529)	168
Gross benefits paid	(404)	(423)	(271)

Net benefit obligation at end of year	$3,866	$4,877	$4,267

	2006	2005	2004
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.20%	5.25%	6.00%
Health care cost trend on covered charges	9.0% decreasing to 5.0% in 2011	9.4% decreasing to 5.0% in 2012	10.4% decreasing to 5.0% in 2008

The following table discloses the components of net periodic postretirement benefit cost (in thousands):

	2006	2005	2004
Service cost	$180	$131	$233
Interest cost	249	248	238
Amortization of prior service cost	(67)	(67)	(68)
Amortization of net cumulative (gain)/loss	67	6	—

Net periodic post retirement benefit cost	$429	$318	$403

The following table discloses the effects of a hypothetical one-percentage-point increase and the effect of a hypothetical one-percentage-point decrease in the assumed health (in thousands):

	2006	2005	2004
A one-percentage point hypothetical change in the assumed healthcare cost trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$307	$547	$284
1% decrease	(279)	(470)	(276)

A one-percentage point hypothetical change in the assumed healthcare cost trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs:

1% increase	$44	$80	$25
1% decrease	(37)	(64)	(27)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	285	314	191
Participant contributions	119	109	80
Gross benefits paid	(404)	(423)	(271)

Fair value of plan assets at end of year	$—	$—	$—

The following table presents the funded status and the amounts recognized in the statement of financial position (in thousands):

	2006	2005	2004
Funded status:
Fair value of plan assets	$—	$—	$—
Benefit obligations	(3,866)	(4,877)	(4,267)

Funded status at end of year	$(3,866)	$(4,877)	$(4,267)

Contributions made after the measurement date	—	—	48
Unrecognized actuarial net (gain) loss	—	1,011	472
Unrecognized prior service cost	—	(310)	(377)

Net amount recognized at end of year	$(3,866)	$(4,176)	$(4,124)

The following table presents the 10 year forecast and best estimate of expected contributions (in thousands):

	2006		2005		2004
Expected future benefit payments
2007	$237	2006	$284	2005	$266
2008	266	2007	288	2006	298
2009	281	2008	304	2007	316
2010	302	2009	310	2008	327
2011	318	2010	325	2009	329
2012-2016	1,746	2011-2015	1,634	2010-2014	1,580

Ten Year Total	$3,150		$3,145		$3,116

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations. During the fourth quarter of 2006, Infinity recorded a $4.8 million, pretax, charge related to severance costs. None of these severance costs have been paid as of December 31, 2006. In 2007, Infinity expects to incur additional costs as the facilities affected by the restructuring are sublet or closed.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following are quarterly results of consolidated operations of Infinity for the three years ended December 31, 2006 (in thousands, except per share amounts).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2006
Revenues	$251,716	$254,039	$252,050	$263,544	$1,021,349
Net earnings	29,066	19,981	15,805	22,430	87,282
Earnings per share:
Basic	$1.41	$0.97	$0.78	$1.14	$4.30
Diluted	1.39	0.96	0.78	1.13	4.26

2005
Revenues	$260,639	$273,535	$262,782	$256,319	$1,053,275
Net earnings	23,982	23,690	26,681	31,955	106,308
Earnings per share:
Basic	$1.16	$1.15	$1.29	$1.55	$5.15
Diluted	1.15	1.13	1.28	1.53	5.09

2004
Revenues	$230,190	$238,381	$240,492	$242,700	$951,763
Net earnings	16,940	24,822	22,953	31,683	96,398
Earnings per share:
Basic	$0.82	$1.21	$1.12	$1.54	$4.69
Diluted	0.81	1.19	1.10	1.52	4.62

Realized gains (losses) on securities amounted to:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2006	$75	$(61)	$(1,781)	$3,729	$1,962
2005	12,080	8,431	1,791	—	22,302
2004	1,610	1,436	2,805	1,032	6,883

Note 9 Insurance Reserves

Infinity’s insurance business consists of business written directly by its wholly-owned insurance subsidiaries and the Assumed Agency Business and two other unaffiliated insurance companies.

Incurred but not reported (“IBNR”) reserves for the direct and Assumed Agency Business are established for the quarter and year-end based on a quarterly reserve analysis by the Company’s actuarial staff. Various standard actuarial tests are applied to subsets of the business at a state, product and coverage basis. Included in the analyses are the following:

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

For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred claims and claim counts to estimate ultimate paid claims and claim counts. Selections of factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable as a result of changes in settlement practices, so Infinity has more heavily relied on incurred methods.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance (and grossed up), over the past three years (in thousands):

	2006	2005	2004
Gross case reserve balance at beginning of period	$262,626	$339,101	$388,393
Gross IBNR balance at beginning of period	181,340	176,809	187,260
Gross LAE balance at beginning of period	181,526	180,338	163,456

Gross reserve balance at beginning of period	$625,492	$696,248	$739,109
Less: reinsurance recoverables	15,421	27,112	32,122

Balance at beginning of period	$610,071	$669,136	$706,987

Loss and LAE incurred:
Current accident year	$666,335	$677,581	$617,790
Prior accident years	(31,200)	(17,001)	(4,734)

	$635,135	$660,580	$613,056

Loss and LAE payments for:
Current accident year	$(370,632)	$(368,456)	$(308,093)
Prior accident years	(306,797)	(351,189)	(342,814)

	$(677,429)	$(719,645)	$(650,907)

Net reserve balance at end of period	$567,777	$610,071	$669,136

Add back reinsurance recoverables	27,579	15,421	27,112

Gross case reserve balance at end of period	$231,029	$262,626	$339,101
Gross IBNR balance at end of period	167,965	181,340	176,809
Gross LAE balance at end of period	196,362	181,526	180,338

Gross reserve balance at end of period	$595,356	$625,492	$696,248

During calendar year 2006, Infinity experienced $31.2 million of favorable reserve development. This development came primarily from a reduction in ultimate estimates for average claim severities from accident years 2003-2005 in physical damage and bodily injury coverages. For those years, estimates for ultimate claim frequencies increased slightly. During calendar year 2005, Infinity experienced $17.0 million of favorable reserve development, primarily from continued favorable development in the California business for 2004 and 2003 as the Company experienced continued improvement in claims frequency trends. During calendar year 2004, Infinity experienced $4.7 million of favorable reserve development, primarily from continued favorable development in accident year 2003 on claim frequency on the California book of business, offset partially by continued unfavorable development in accident years 2000-2002 primarily from LAE on the declining New York book of business.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Note 10 Reinsurance

The following table shows written and earned premiums included in income for reinsurance assumed and amounts deducted from written and earned premiums in connection with reinsurance ceded (in thousands).

Year	Direct Premiums Written	Reinsurance Assumed	Reinsurance Ceded	Net Written Premiums	% of Amount Assumed to Net
2006	$982,477	$9,932	$(10,219)	$982,190	1.0%
2005	930,109	72,704	(23,178)	979,635	7.4%
2004	861,010	102,747	(46,001)	917,756	11.2%

Year	Direct Premiums Earned	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premiums	% of Amount Assumed to Net
2006	$923,999	$39,635	$(14,969)	$948,665	4.2%
2005	907,591	80,939	(27,027)	961,503	8.4%
2004	831,043	115,431	(74,150)	872,324	13.2%

Assumed Reinsurance

Assumed business consists of two components:

(i) The Assumed Agency Business and, to a lesser extent, business assumed from other unaffiliated insurance companies; and

(ii) Business assumed from involuntary pools and associations.

For the twelve months ended December 31, 2006, 2005 and 2004, the Company assumed $11.9 million, $60.1 million and $81.4 million of written premiums, respectively, from GAI for the Assumed Agency Business under a reinsurance agreement effective January 1, 2003 as explained in more detail in Note 1 of the Consolidated Financial Statements. Also, at December 31, 2006 and 2005, the Company assumed $72.7 million and $94.9 million of total unpaid losses and LAE, respectively, from GAI.

Also for the twelve months ended December 31, 2006, 2005 and 2004, the Company assumed ($0.4) million, $14.5 million and $18.4 million of premiums, respectively, from other insurance companies as part of fronting arrangements under which Infinity utilizes these companies’ insurance licenses to write business while assuming substantially all of that business back from these carriers. Also, at December 31, 2006 and 2005, the Company assumed $17.9 million and $11.0 million of assumed unpaid losses and LAE, respectively, under these fronting arrangements. Beginning January 1, 2006, Infinity discontinued its largest fronting arrangement on a runoff basis which was responsible for the negative assumed premium in 2006.

Although the business is issued on GAI’s and these other unaffiliated companies’ policies, Infinity manages the pricing, marketing, policy issuance, claims adjusting and loss reserving for this business.

For the twelve months ended December 31, 2006, 2005 and 2004, the Company assumed ($1.6) million, ($1.9) million and $3.0 million of premiums, respectively, and at December 31, 2006 and 2005, assumed $0.1 million and $0.7 million of the total unpaid losses and LAE, respectively, from involuntary pools and associations. Assumed premiums from involuntary pools and associations for 2006 and 2005 were negative as a result of premiums returned to the North Carolina reinsurance facility based on our current assessment and activity reported by the facility.

Ceded Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance in place for 2006 provided protection for losses up to $10 million in excess of $5 million for any single event. The 2005 catastrophe program provided protection for losses up to $5 million in excess of $5 million. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Written premiums ceded under these agreements during 2006, 2005, and 2004 were $5.1 million, $5.4 million and $7.9 million, respectively. The remaining ceded premium relates to homeowners business (which is currently in runoff), Classic Collector and business written on behalf of other companies.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During 2004, Infinity’s insurance subsidiaries participated in a reinsurance agreement with American Re-Insurance Company under which Infinity agreed to cede 10% of its automobile physical damage business written. Under this agreement, Infinity retained all of the ceded premiums to fund ceded losses as they became due from the reinsurer. Interest was credited to the reinsurer for funds held on its behalf. Infinity commuted the 2004 agreement on December 31, 2004, and did not renew the agreement for 2005 or 2006. Premiums ceded under this agreement were $20.7 million for the twelve-month period ended December 31, 2004. Interest credited, which is reported as a reduction of net investment income, was $1.5 million for the twelve-month period ended December 31, 2004.

Ceded reinsurance for all programs above reduced Infinity’s incurred losses by $20.8 million, $14.2 million and $30.2 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Note 11 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis were as follows (in thousands):

Net Earnings (Loss)			Policyholders’ Surplus
2006	2005	2004	2006	2005
$92,472	$115,307	$87,207	$492,856	$552,182

For the twelve-month periods ended December 31, 2006, 2005 and 2004, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, deferred taxes and holding company expenses, including interest.

The decrease in policyholder’s surplus in 2006 compared to 2005 is due to dividend payments of $160 million.

Note 12 Legal Proceedings

Infinity’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by Infinity in establishing loss and LAE reserves.

Infinity also faces in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. Infinity continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by SFAS No. 5, “Accounting for Contingencies.” Under this guidance, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted by establishing a reserve captured within the Company’s line-item “Accounts payable, accrued expenses, and other liabilities.”

Certain claims and legal actions have been brought against Infinity for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the rules described above. While it is not possible to predict the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Notes To Consolidated Financial Statements

Following is a discussion of the Company’s potentially significant pending cases at December 31, 2006.

•

Elyse Mirto v. Infinity Insurance Company, et al. (United States District Court for the Northern District of California) was initially filed in October 2004, in the Superior Court of Alameda County, California. The plaintiff sought disgorgement and injunctive relief under provisions of the California Business & Professions Code, based on the difference in premiums charged to policyholders not given the persistency discount and the amount charged to those entitled to the discount. In September 2006, the plaintiff voluntarily dismissed the aforementioned case with prejudice.

•

Georgia Hensley v. Computer Sciences Corporation, et al. (Circuit Court of Miller County, Arkansas) is a class action filed in February 2005. The action has been brought against over 500 insurance companies and several providers of database vendors and charges that software programs used to calculate claims on bodily injury undervalues amounts owed to policyholders. Great American Insurance Company, a subsidiary of American Financial Group, Inc., and certain of its subsidiaries and affiliates (collectively, “GAIC”), defendants in this proceeding, have reached a tentative agreement with the plaintiffs. The Company expects GAIC to assert that the Company is contractually obligated to reimburse GAIC for a portion of the settlement amount pursuant to a reinsurance agreement between the Company and GAIC. As a consequence, a loss reserve has been established.

•

In Dave Munn v. Eastwood Insurance Services, et al. (Superior Court for the City and County of San Francisco), filed November 2005, the plaintiffs allege violations of provisions of the California Business & Professions Code. The case involves a dispute over the legality of broker fees charged by Eastwood Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiffs allege that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, should not have charged broker fees. Plaintiff seeks from Eastwood restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies and from Infinity only injunctive relief. Infinity rejects the allegations made by plaintiff and intends to vigorously defend against all claims in this case. The case is in the discovery stage and no trial date has been set. At this time, the Company is neither able to determine whether a loss is probable, nor can the Company estimate a range of loss.

Note 13 Commitments and Contingencies

Commitments

Minimum rental commitments under noncancelable operating leases with an initial or remaining term of more than one year as of December 31, 2006 as follows (in thousands):

Due in	Operating Leases
2007	$20,114
2008	19,368
2009	15,204
2010	12,141
2011 and after	32,602

Total	$99,429

As of December 31, 2006, the total minimum rental payments to be received in the future under noncancelable subleases were approximately $6.5 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Notes To Consolidated Financial Statements

In December 2006, Infinity entered into an eleven year operating lease at the River Village Office Building in Birmingham, Alabama. This lease provides Infinity the right and option to purchase the property. This option expires on October 1, 2010.

Additionally, Infinity leases fleet vehicles for a minimum term of 12 months. After the minimum term, the lease becomes month-to-month. As of December 31, 2006, the total remaining minimum lease payments under the fleet operating lease was approximately $2.1 million.

Some of the agreements have options to renew at the end of the contract periods. The expense incurred by the Company for the agreements above, as well as other leases that may be cancelable or have terms less than one year was (in thousands):

Operating Leases Expense
2006	$17,492
2005	19,123
2004	20,804

Contingencies

The Company, based on the application of SFAS No. 5 “Accounting for Contingencies,” has the following loss contingencies for which it accrues in its financial statements:

• Other-than-temporary impairments on investments	Note 2
• Restructuring charges	Note 7
• Insurance reserves	Note 9
• Legal proceedings	Note 12
• Allowance for uncollectible accounts	Note 14

For each item listed above, please refer to the notes referenced for additional discussion.

Note 14 Additional Information

Allowances for Uncollectible Accounts

Agents’ balances and premiums receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2006	2005	2004
Beginning balance	$11,859	$11,524	$8,042
Provision for losses	20,092	17,403	14,606
Uncollectible amounts written off	(16,434)	(17,068)	(11,124)

Ending balance	$15,517	$11,859	$11,524

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity’s insurance subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2006 from Infinity’s insurance subsidiaries without seeking regulatory clearance is approximately $113 million. Additional amounts of dividends, loans and advances require regulatory approval.

Related Party Transactions

In February 2006, three executive officers holding restricted shares surrendered a total of 7,637 shares to the Company to satisfy their income tax obligation resulting from the vesting of the restricted shares. As a result, the Company recorded the surrenders as an acquisition of treasury stock at its fair market value of $296,660.

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

ITEM 15

Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 8 to the Consolidated Financial Statements.

B. Schedules filed herewith as of December 31, 2006:

		Page
I	—Summary of Investments (See Note 2)	52

II	— Condensed Financial Information of Registrant	73

III	—Supplementary Insurance Information	Not required

IV	—Reinsurance (See Note 10)	68

V	—Valuation and Qualifying Accounts (see Note 14)	71

VI	— Supplemental Information Concerning Property-Casualty Insurance Operations.	75

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION—PARENT ONLY

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In thousands)

	December 31,
	2006	2005
Assets:
Investment in subsidiaries	$618,083	$680,952
Cash and cash equivalents	48,874	35,057
Fixed maturities, at market (amortized cost: $188,397 and $100,769)	187,697	99,948
Receivables from affiliates	169	498
Other assets	14,908	13,631

Total assets	$869,731	$830,086

Liabilities and Shareholders’ Equity:
Long-term debt	$199,429	$199,366
Other liabilities	5,701	4,126
Shareholders’ equity	664,601	626,594

Total liabilities and shareholders’ equity	$869,731	$830,086

Condensed Statement of Earnings

(In thousands)

	Twelve months ended December 31,
	2006	2005	% Change	2004	% Change
Income:
Income in equity of subsidiaries	$94,760	$115,844	(18.2)%	$103,191	12.3%
Net investment income	7,479	3,162	136.5%	1,192	165.3%
Realized loss on investments	(160)	—	(100.0)%	—	—
Other income	—	—	—	817	(100.0)%

Total income	$102,079	$119,006	(14.2)%	$105,200	13.1%

Costs and Expenses:
Interest expense	11,064	11,060	—	10,726	3.1%
Corporate general and administrative expenses	7,091	6,641	6.8%	6,432	3.2%
Loss on retirement of long-term debt	—	—	—	3,436	(100.0)%

Total expenses	$18,155	$17,701	2.6%	$20,594	(14.0)%

Earnings before income taxes	83,924	101,305	(17.2)%	84,606	19.7%
Provision for income taxes	(3,358)	(5,003)	(32.9)%	(11,792)	(57.6)%

Net earnings	$87,282	$106,308	(17.9)%	$96,398	10.3%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION—PARENT ONLY

Condensed Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2006	2005	2004
Operating Activities
Net income	$87,282	$106,308	$96,398
Equity in consolidated subsidiaries	(94,760)	(115,844)	(103,191)
Other	2,193	(357)	346

Net cash used in operating activities	$(5,285)	$(9,893)	$(6,447)

Investing Activities
Purchase of fixed maturity investments	$(130,940)	$(61,636)	$(29,073)
Maturities and redemptions of fixed maturity investments	41,945	4,500	—
Sale of fixed maturities	950	—	—
Dividends received from subsidiary	160,000	62,500	28,500
Capital contributed to subsidiaries	(680)	—	—

Net cash provided by (used in) investing activities	$71,275	$5,364	$(573)

Financing Activities
Proceeds from stock option exercise and employee stock purchase plan	$2,811	$1,055	$—
Acquisition of treasury stock	(48,885)	(1,138)	—
Dividends paid to shareholders	(6,099)	(4,965)	(4,544)
Issuance of long-term debt	—	—	199,256
Repayment of long-term debt	—	—	(195,500)
Debt issuance costs	—	—	(2,141)
Other	—	—	5,141

Net cash (used in) provided by financing activities	$(52,173)	$(5,048)	$2,212

Net increase (decrease) in cash and cash equivalents	$13,817	$(9,577)	$(4,808)

Cash and cash equivalents at beginning of period	35,057	44,634	49,442

Cash and cash equivalents at end of period	$48,874	$35,057	$44,634

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION

SCHEDULE VI—SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2006

(IN THOUSANDS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premiums (b)	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amorti- zation of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
							Current Years	Prior Years
2006	$76,836	$595,356	—	$430,973	$948,665	$68,413	$666,335	$(31,200)	$70,380	$155,736	$677,429	$982,190
2005	70,380	625,492	—	402,198	961,503	65,487	677,581	(17,001)	68,454	156,022	719,645	979,635
2004	68,454	696,248	—	387,917	872,324	65,676	617,790	(4,734)	50,858	138,045	650,907	917,756

(a)	Gross of reinsurance recoverables of $27,579, $15,421 and $27,112 at December 31, 2006, 2005 and 2004, respectively.
(b)	Gross of prepaid reinsurance premiums of $4,257, $9,008 and $12,858 at December 31, 2006, 2005 and 2004, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed: February 28, 2007
Infinity Property and Casualty Corporation

	By:	/s/ JAMES R. GOBER
James R. Gober Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ JAMES R. GOBER James R. Gober	Chairman of the Board of Directors, Chief Executive Officer, and President (principal executive officer)	February 28, 2007

/s/ SAMUEL J. SIMON Samuel J. Simon	Executive Vice President, General Counsel, Secretary, and Director	February 28, 2007

/s/ ROGER SMITH Roger Smith	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)	February 28, 2007

/s/ GREGORY G. JOSEPH Gregory G. Joseph	Director	February 28, 2007

/s/ JORGE G. CASTRO Jorge G. Castro	Director*	February 28, 2007

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	February 28, 2007

/s/ GREGORY C. THOMAS Gregory C. Thomas	Director*	February 28, 2007

/s/ SAMUEL J. WEINHOFF Samuel J. Weinhoff	Director*	February 28, 2007

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to as Exhibit 3.1 to Infinity’s Form S-1/A filed on January 29, 2003)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

4.1	Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)

Material Contracts:

10.1	Reinsurance Agreement between Infinity Standard Insurance Company [formally known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)

10.2	Side Letter Agreement to amend Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on February 01, 2007)

10.3	Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.4	Non-Employee Directors’ Stock Ownership Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 12, 2005)	(*)

10.5	Reinsurance Agreements between Republic Indemnity Company of America and Infinity (incorporated by reference to Exhibit 10.14 to Infinity’s Form S-1/A filed on January 3, 2003)

10.6	Lease between Colonial Properties and Infinity, dated August 26, 2003 for Colonnade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.7	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.8	2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS—CONTINUED

Number	Exhibit Description

10.9	Credit Agreement, dated August 31, 2005 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 6, 2005)

10.10	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on July 28, 2004)	(*)

10.11	Deferred Compensation Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on February 19, 2003)	(*)

10.12	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.19 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.13	Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Infinity’s Form S-1/A filed on January 29, 2003)	(*)

10.14	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.21 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.15	Extension to Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on March 13, 2006.	(*)

10.16	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.22 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.17	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.18	Employment Agreement for John R. Miner (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on January 5, 2006)	(*)

10.19	Employment Agreement for Joseph A. Pietrangelo (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on January 5, 2006)	(*)

10.20	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on January 5, 2006)	(*)

10.21	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on January 5, 2006)	(*)

10.22	2006 Annual Executive Bonus Plan (incorporated by reference to Infinity’s Form 8-K filed on February 13, 2006)	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*)	Management Contract or Compensatory Plan or Arrangement.