Form 10-Q
period 2007-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2007-05-09
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007, there were 19,390,426 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2007	2006	% Change
Revenues:
Earned premiums	$255,950	$234,032	9.4%
Net investment income	16,894	16,881	0.1%
Realized gains on investments	1,766	75	2,254.7%
Other income	265	725	(63.4)%

Total revenues	274,875	251,713	9.2%

Costs and Expenses:
Losses and loss adjustment expenses	177,418	148,866	19.2%
Commissions and other underwriting expenses	59,325	53,720	10.4%
Interest expense	2,766	2,766	0.0%
Corporate general and administrative expenses	1,941	1,921	1.0%
Restructuring charges/(reversals)	(198)	—	—
Other expenses	639	734	(12.9)%

Total expenses	241,891	208,007	16.3%

Earnings before income taxes	32,984	43,706	(24.5)%
Provision for income taxes	11,226	14,640	(23.3)%

Net Earnings	$21,758	$29,066	(25.1)%

Earnings per common share:
Basic	$1.11	$1.41	(21.3)%
Diluted	1.10	1.39	(20.9)%

Average number of common shares:
Basic	19,516	20,675	(5.6)%
Diluted	19,714	20,928	(5.8)%

Cash dividends per common share	$0.090	$0.075	20.0%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Investments:
Fixed maturities—at fair value (amortized cost $1,242,606 and $1,258,021)	$1,239,532	$1,250,185
Equity securities—at fair value (amortized cost $47,706 and $53,030)	48,110	55,479

Total investments	1,287,642	1,305,664
Cash and cash equivalents	142,403	109,187
Accrued investment income	14,886	16,148
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $15,669 and $15,517	383,554	343,065
Prepaid reinsurance premiums	2,984	4,257
Recoverables from reinsurers (includes $3,853 and $4,187 on paid losses and LAE)	30,564	31,766
Deferred policy acquisition costs	85,804	76,836
Current and deferred income taxes	23,780	34,634
Prepaid expenses, deferred charges and other assets	18,237	17,522
Goodwill	75,275	75,275

Total assets	$2,065,129	$2,014,354

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$596,201	$596,029
Unearned premiums	477,356	430,973
Payable to reinsurers	344	642
Long-term debt (fair value $194,968 and $194,213)	199,446	199,429
Commissions payable	33,487	30,118
Accounts payable, accrued expenses and other liabilities	79,968	92,562

Total liabilities	1,386,802	1,349,753

Shareholders’ Equity:
Common stock, no par value 50,000,000 shares authorized 20,859,579 and 20,837,350 shares issued	20,860	20,837
Additional paid-in capital	336,641	335,708
Retained earnings	381,684	361,682
Accumulated other comprehensive income (loss), net of tax	(1,451)	(3,206)
Treasury stock, at cost (1,407,745 and 1,219,951 shares)	(59,407)	(50,420)

Total shareholders’ equity	678,327	664,601

Total liabilities and shareholders’ equity	$2,065,129	$2,014,354

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$29,066	$—	$—	$—	$29,066
Change in unrealized gain (loss)	—	—	—	—	(8,003)	—	(8,003)

Comprehensive income							$21,063
Dividends paid to common shareholders	—	—	(1,552)	—	—	—	(1,552)
Employee stock purchases	2	54	—	—	—	—	56
Exercise of stock options, including tax benefit	73	1,256	—	—	—	—	1,329
Share-based compensation expense	—	247	—	—	—	—	247
Acquisition of treasury stock	—	—	—	—	—	(3,796)	(3,796)
Amortization of unearned compensation, including tax benefit	—	358	—	30	—	—	388

Balance at March 31, 2006	$20,803	$333,426	$306,685	$—	$(11,651)	$(4,934)	$644,329

Net earnings	$—	$—	$58,216	$—	$—	$—	$58,216
Change in unrealized gain (loss)	—	—	—	—	8,150	—	8,150

Comprehensive income							$66,366
Adjustment to fully recognize the pension liability	—	—	—	—	295	—	295
Dividends paid to common shareholders	—	—	(4,547)	—	—	—	(4,547)
Employee stock purchases	5	181	—	—	—	—	186
Exercise of stock options, including tax benefit	26	1,214	—	—	—	—	1,240
Share-based compensation expense	—	765	—	—	—	—	765
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(45,486)	(45,486)
Other	—	—	1,328	—	—	—	1,328

Balance at December 31, 2006	$20,837	$335,708	$361,682	$—	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$21,758	$—	$—	$—	$21,758
Net change in pension liability	—	—	—	—	(11)	—	(11)
Change in unrealized gain (loss)	—	—	—	—	1,766	—	1,766

Comprehensive income							$23,513
Dividends paid to common shareholders	—	—	(1,756)	—	—	—	(1,756)
Employee stock purchases	2	51	—	—	—	—	53
Exercise of stock options, including tax benefit	21	624	—	—	—	—	645
Share-based compensation expense	—	258	—	—	—	—	258
Acquisition of treasury stock	—	—	—	—	—	(8,987)	(8,987)

Balance at March 31, 2007	$20,860	$336,641	$381,684	$—	$(1,451)	$(59,407)	$678,327

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the three months ended March 31,
	2007	2006
Operating Activities:
Net earnings	$21,758	$29,066
Adjustments:
Depreciation and amortization	1,921	2,090

Realized gains on investing activities	(1,766)	(75)
Share-based compensation expense	258	247
Decrease in accrued investment income	1,262	1,715
Increase in agents’ balances and premiums receivable	(40,489)	(24,419)
Decrease in reinsurance receivables	2,475	1,475
Increase in deferred policy acquisition costs	(8,968)	(5,684)
Decrease in other assets	8,147	4,494
Increase in insurance claims and reserves	46,555	1,181
Decrease in payable to reinsurers	(298)	(2,605)
Decrease in other liabilities	(43)	(3,306)
Other, net	—	357

Net cash provided by operating activities	30,812	4,536

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(15,098)	(47,392)
Equity securities	(44,633)	(8,017)

Property and equipment	(2,967)	(411)
Maturities and redemptions of fixed maturity investments	21,994	37,717
Sales:
Fixed maturities	1,940	21,540
Equity securities	51,460	9,901

Net cash provided by investing activities	12,696	13,338

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	698	1,385
Acquisition of treasury stock	(9,234)	(3,168)
Dividends paid to shareholders	(1,756)	(1,552)

Net cash used in financing activities	(10,292)	(3,335)
Net increase in cash and cash equivalents	33,216	14,539
Cash and cash equivalents at beginning of period	109,187	64,934

Cash and cash equivalents at end of period	$142,403	$79,473

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

March 31, 2007

INDEX TO NOTES

1. Reporting and Accounting Policies	6. Income Taxes

2. Share-Based Compensation	7. Supplemental Cash Flow Information

3. Computations of Earnings Per Share	8. Insurance Reserves

4. Long-Term Debt	9. Restructuring Charges

5. Investments

Note 1 Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Although licensed to write insurance in all 50 states, Infinity is committed to growth within selected states that management believes offer the greatest opportunity for premium growth and profitability, including Infinity’s largest state, California, which currently generates approximately 53% of Infinity’s total gross written premiums.

Basis of Consolidation and Reporting

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s (“Infinity” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006. This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

Estimates

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

New Accounting Standards

Infinity adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”) effective as of January 1, 2007. SFAS 155 permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contains an embedded derivative requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. There was no impact to the accounting for the hybrid contract owned on the date of adoption. All securities acquired on or after January 1, 2007 will be accounted for in accordance with the new guidelines.

Effective January 1, 2007, Infinity adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions. Additionally, FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on Infinity’s financial position and results of operations (See Note 6 of the Consolidated Financial Statements).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on the results of operations or financial position of the Company.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net income as previously reported.

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 134,375 shares have been issued through March 31, 2007. The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant. In February 2006, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan. There have been no restricted stock grants or vesting of shares since the first quarter of 2006 and there are currently no unvested restricted outstanding shares.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors Plan, of which 6,895 shares have been issued through March 31, 2007. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 20,285 had been issued through March 31, 2007. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during three-month periods ended March 31, 2007 and 2006, approximated $9,100 and $12,000, respectively, and was recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Stock Option Plan

Infinity’s Stock Option Plan (“the SOP”) was established with 2,000,000 shares (subject to anti-dilution provisions) of Infinity common stock reserved for issuance under the SOP. Infinity’s Compensation Committee (“the Committee”) administers the plan. Each member of the Committee is an “outside director,” as such term is defined under Section 162(m) of the Code, as a “Non-Employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Through March 31, 2007, there were 1,392,820 shares available for grant under the SOP. No options have been granted since 2004. The SOP allows forfeited options to be reissued. Options are generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control as defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

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

The weighted-average-grant-date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants		2003 Grants
Weighted-average-grant date fair value	$13.87		$5.97
Dividend yield	0.7%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.3%		4.0%
Expected life	7	.5 years	7	.5 years
Weighted-average-grant exercise price	$33.56		$16.11

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the three-month period ended March 31, 2007:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of December 31, 2006	450,016	$23.23
Granted	—	—
Exercised	(20,948)	25.15
Forfeited	(2,000)	33.58

Outstanding as of March 31, 2007	427,068	$23.09	6.28	$10.2

Vested or expected to vest as of March 31, 2007	427,068	$23.09	6.28	$10.2
Exercisable as of March 31, 2007	282,432	$22.32	6.24	$6.9

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of March 31, 2007, Infinity used an estimated forfeiture rate of 0.0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the quarters ended March 31, 2007 and 2006 were $0.5 million and $1.3 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled $0.1 million and $0.6 million, respectively, for the quarters ended March 31, 2007 and 2006. The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006, was approximately $0.5 million and $1.6 million, respectively.

As of March 31, 2007, there was $1.3 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of stock option and restricted stock shares which vested during the quarters ended March 31, 2007 and 2006 was approximately $0.2 million and $0.3 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computations of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended March 31,
	2007	2006
Net earnings for basic and diluted earnings per share	$21,758	$29,066
Average basic shares outstanding	19,516	20,675
Basic earnings per share	$1.11	$1.41

Average basic shares outstanding	19,516	20,675
Restricted stock not yet vested	—	24
Dilutive effect of assumed option exercises	198	229

Average diluted shares outstanding	19,714	20,928
Diluted earnings per share	$1.10	$1.39

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The March 31, 2007 fair value of $195.0 million was calculated using a 130 basis point spread to the ten-year U.S. Treasury Note of 4.65%, which was obtained from Bloomberg, a national broker quotation network.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At March 31, 2007 and 2006, there were no borrowings outstanding under the Credit Agreement.

Note 5 Investments

Summarized information for Infinity’s investment portfolio follows (in thousands):

	March 31, 2007
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,242,606	$1,239,532	96%	$9,397	$(12,471)
Equity securities	47,706	48,110	4%	404	—

Total	$1,290,312	$1,287,642	100%	$9,801	$(12,471)

	December 31, 2006
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,258,021	$1,250,185	96%	$9,020	$(16,856)
Equity securities	53,030	55,479	4%	2,449	—

Total	$1,311,051	$1,305,664	100%	$11,469	$(16,856)

	March 31, 2007	December 31, 2006
Number of positions held with unrealized:
Gains	209	204
Losses	267	301
Number of positions held that individually exceed unrealized:
Gains of $500,000	—	1
Losses of $500,000	—	1
Percentage of positions held with unrealized:
Gains that were investment grade	82%	83%
Losses that were investment grade	96%	94%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at March 31, 2007 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$11,296	$(39)	$(39)	$—	$—
Six months	14,495	(56)	(56)	—	—
Nine months	3,438	(52)	(52)	—	—
Twelve months	8,439	(78)	(78)	—	—
Greater than twelve months	758,730	(12,246)	(12,194)	(52)	—

Total	$796,398	$(12,471)	$(12,419)	$(52)	$—

*	As compared to amortized cost.

Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Three months ended March 31, 2007
Unrealized holding gains (losses) on securities arising during the period	$4,195	$287	$(1,569)	$2,913
Realized (gains) losses included in net income	566	(2,332)	619	(1,147)

Change in unrealized gains (losses) on marketable securities, net	$4,761	$(2,045)	$(950)	$1,766

Three months ended March 31, 2006
Unrealized holding gains (losses) on securities arising during the period	$(15,496)	$3,257	$4,285	$(7,954)
Realized (gains) losses included in net income	539	(614)	26	(49)

Change in unrealized gains (losses) on marketable securities, net	$(14,957)	$2,643	$4,311	$(8,003)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 6 Income Taxes

Income tax expense for the three months ended March 31, 2007 was $11.2 million compared to $14.6 million for the same period of 2006. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands).

	For the three months ended March 31,
	2007	2006
Earnings before income taxes	$32,984	$43,706
Income taxes at statutory rates	11,544	15,297
Effect of:
Dividends received deduction	(75)	(79)
Tax-exempt interest	(513)	(506)
Adjustment to valuation allowance	149	(72)
Other	121	—

Provision for income taxes as shown on the Consolidated Statements of Earnings	$11,226	$14,640

GAAP effective tax rate	34.0%	33.5%

In the first quarter of 2007, Infinity increased its tax valuation allowance by approximately $149,000 primarily due to a basis difference in the sale of other-than-temporary impaired securities.

Infinity reduced its tax valuation allowance by approximately $72,000 during the first quarter of 2006 in recognition of approximately $200,000 of capital gains realized during the first three months of 2006, which had an immaterial impact on basic earnings per share for the three-month period ended March 31, 2006.

Infinity adopted the provisions of FIN 48 effective January 1, 2007. As of the date of adoption, Infinity did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in Infinity’s Consolidated Balance Sheet at January 1, 2007.

Infinity does not have any interest or penalties accrued for unrecognized tax benefits as of March 31, 2007.

Infinity is not currently under examination by the IRS. The statute of limitations for the post-IPO short period from February 12, 2003 through December 31, 2003 and the calendar years 2004 and 2005 have not expired.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the liability for restricted stock compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31,
	2007	2006
Federal income tax payments	$1,200	$7,000
Interest payments on debt	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	For the three months ended March 31,
	2007	2006
Balance at beginning of period
Unpaid losses on known claims	$231,029	$262,626
IBNR losses	167,965	181,340
LAE	197,035	181,904

Total unpaid losses and LAE	596,029	625,870
Reinsurance recoverables	(27,579)	(15,421)

Unpaid losses and LAE, net of reinsurance recoverables	$568,450	$610,449

Current Activity
Loss and LAE incurred:
Current accident year	178,475	167,871
Prior accident years	(1,057)	(19,005)

Total loss and LAE incurred	177,418	148,866
Loss and LAE payments:
Current accident year	(56,283)	(49,144)
Prior accident years	(120,096)	(123,958)

Total loss and LAE payments	(176,379)	(173,102)

Balance at end of period
Unpaid losses and LAE, net of reinsurance recoverables	$569,489	$586,213
Reinsurance recoverables	26,712	16,492

Total unpaid losses and LAE	$596,201	$602,705

Unpaid losses on known claims	$221,924	$246,327
IBNR losses	173,703	175,590
LAE	200,574	180,788

Total unpaid losses and LAE	$596,201	$602,705

Note 9 Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations. During the fourth quarter of 2006, Infinity recorded a $4.8 million, pretax, charge related to severance costs. During the first quarter of 2007, Infinity had a net decrease in restructuring costs of $0.2 million, pretax, due to a net adjustment reduction of $0.8 million of employee related costs which was partially offset by additional costs of approximately $0.6 million, pretax, primarily due to a leased facility closing as of March 31, 2007. Infinity does expect to incur additional expenses as additional facilities affected by the restructuring are sublet or closed during the remainder of 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The restructuring charges activity for the quarter ended March 31, 2007 is summarized as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2006	$4,782	$—	$—	$4,782
Incurred/Expensed in current period	—	549	65	614
Cash payments	(417)	—	(65)	(482)
Net adjustments	(812)	—	—	(812)

Balance at March 31, 2007	$3,553	$549	$—	$4,102

Net adjustments in the employee related costs are primarily due to the following: (1) the decision not to centralize certain smaller departments and (2) the actual attrition being different than estimated attrition. During the fourth quarter of 2006, Infinity recorded 100% of the estimated severance assuming no attrition. In future quarters, the amount of severance costs accrued will continue to be adjusted by actual attrition.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A of this report as well as in Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2006.

OVERVIEW

While industry conditions remained competitive in the first quarter of 2007, Infinity successfully grew its premiums in the Focus States, including California, Texas and Arizona. A substantial portion of California’s growth can be attributed to new policies issued because of electronic enforcement by the Bureau of Motor Vehicles of the state’s compulsory insurance laws. Growth in other Focus States came as a result of Infinity’s aggressive marketing and agency appointment efforts as part of its initiative to grow its targeted urban areas.

Net earnings and diluted earnings per share for the three months ended March 31, 2007 were $21.8 million and $1.10, respectively, compared to $29.1 million and $1.39 for the three months ended March 31, 2006. Net earnings for the three months ended March 31, 2007 and March 31, 2006 included $0.7 million, ($1.1 million pre-tax) and $12.4 million ($19.0 million pre-tax), respectively, of favorable development on prior accident period loss, and LAE reserves. Excluding the favorable development, diluted earnings per share for the three months ended March 31, 2007 were $1.07 compared to $0.80 for the three months ended March 31, 2006. Book value per share of $34.87 at March 31, 2007 represents an 11.9% increase over the book value per share of $31.16 at March 31, 2006. Return on equity for the three months ended March 31, 2007 was 13.0%, exceeding Infinity’s long-term goal of 12.0%.

Total revenues increased 9.2% for the three months ended March 31, 2007 primarily from a 9.4% increase in earned premiums. Gross written premiums increased 17.2% during the first quarter of 2007 compared to the same period in 2007, primarily from growth in Arizona, California, Florida and Texas. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Underwriting margins remained strong during the first quarter of 2007, with a reported GAAP combined ratio of 92.5% compared to the 86.6% reported for the first quarter of 2006. Excluding the favorable development on prior accident period loss and LAE reserves, the GAAP combined ratio during the first quarter of 2007 was 92.9% compared with 94.7% during the first quarter of 2006. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

RESULTS OF OPERATIONS

Underwriting

Premiums

Infinity’s insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, Infinity believes that it is generally understood to mean coverage for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. Infinity also writes commercial vehicle insurance, and insurance for classic collectible automobiles (“Classic Collector”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Infinity is licensed to write insurance in all 50 states, but is committed to growth in targeted urban areas (“Urban Zones”) identified within selected focus states that management believes offer the greatest opportunity for premium growth and profitability.

Infinity classifies the states in which it operates into three categories:

•

“Focus States” – States in which Infinity has identified Urban Zones for 2007 and 2008. These states include: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Missouri, Nevada, Pennsylvania, Tennessee and Texas.

•

“Maintenance States” – Infinity is maintaining its renewal writing in these states which include Alabama, Indiana, Mississippi, Ohio, South Carolina and Virginia. These states contain no Urban Zones, but still offer Infinity an opportunity for underwriting profit.

•	“Other States” – Includes all remaining states.

Infinity further classifies the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix

•	California – Los Angeles, Sacramento, San Diego, San Francisco and San Joaquin Valley

•	Connecticut – Hartford

•	Florida – Jacksonville, Miami, Orlando and Tampa

•	Georgia – Atlanta

•	Missouri – Saint Louis

•	Pennsylvania – Philadelphia

•	Tennessee – Nashville

•	Texas – Dallas, El Paso, Fort Worth, Houston and San Antonio

•

“Non-Urban Zones” – include planned 2008 Urban Zones from the Focus States of Colorado, Illinois and Nevada, as well as, all remaining areas in the Focus States that have not been identified as an Urban Zone.

Infinity continually evaluates its market opportunities, thus the Focus States or Urban Zones may change over time as new market opportunities arise, as the allocation of resources changes, or as a result of changes in regulatory environments.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

The following tables show Infinity’s net earned premiums for the three month periods ended March 31, 2007 and 2006 ($ in thousands).

	Three months ended March 31,
	2007	2006	$ Change	% Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$219,559	$172,071	$47,488	27.6%
Non-Urban Zones	55,499	50,131	5,368	10.7%

Total Focus States	275,058	222,202	52,856	23.8%
Maintenance States	12,104	14,251	(2,147)	(15.1)%
Other States	2,911	3,003	(92)	(3.1)%

Subtotal	290,073	239,456	50,617	21.1%

Commercial Vehicle	10,203	11,651	(1,448)	(12.4)%
Classic Collector	4,031	3,680	351	9.5%
Other	485	5,277	(4,792)	(90.8)%

Total gross written premiums (a)	304,792	260,064	44,728	17.2%
Ceded reinsurance and effects of unearned premium transfers	(1,186)	(730)	(456)	62.5%

Net written premiums	303,606	259,334	44,272	17.1%
Change in unearned premiums	(47,656)	(25,302)	(22,354)	88.3%

Net earned premiums	$255,950	$234,032	$21,918	9.4%

(a)	Three-months ended: 2006 excludes $1.8 million of premiums written on behalf of other companies. 2006 also excludes $0.7 million of unearned premium transfers relating to commutations of reinsurance agreements for the runoff Homeowners books of business.

The following tables show Infinity’s policies-in-force as of March 31, 2007 and 2006 .

	As of March 31,
	2007	2006	# Change	% Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	596,206	475,396	120,810	25.4%
Non-Urban Zones	147,175	137,330	9,845	7.2%

Total Focus States	743,381	612,726	130,655	21.3%
Maintenance States	35,605	39,883	(4,278)	(10.7)%
Other States	7,632	11,638	(4,006)	(34.4)%

Total personal auto insurance	786,618	664,247	122,371	18.4%
Commercial Vehicle	14,344	14,880	(536)	(3.6)%
Classic Collector	58,714	58,058	656	1.1%
Other	1,443	15,954	(14,511)	(91.0)%

Total policies-in-force	861,119	753,139	107,980	14.3%

Gross written premiums for the first three months of 2007 increased 17.2% compared to the first three months of 2006. During the first quarter of 2007, Infinity filed and implemented 17 rate revisions in various states with an overall rate impact of a 0.7% increase. Policies-in-force at March 31, 2007 increased 14.3% compared to March 31, 2006.

Personal auto insurance writings in Infinity’s Focus States increased 23.8% during the first quarter of 2007 compared to the same period in 2006 primarily as a result of a 22.5% increase in gross written premiums in California. The growth in California continues to benefit from new policies issued as a result of the California Department of Motor Vehicles implementation of electronic enforcement of compulsory insurance laws that were effective as of October 1, 2006. Premiums also increased significantly in Arizona, Florida, Nevada and Texas. All of the Urban Zones posted gross written premiums growth in the first quarter of 2007 compared to the first quarter of 2006 which represents 89.8% of the total premiums increase in the Focus States. Business in Los Angeles, Phoenix and Houston contributed $30.2 million of the $47.5 million increase in gross premiums written in the Urban Zones.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Gross written premiums in the Maintenance States declined 15.1% during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Infinity increased rates in South Carolina five points in December 2006 in an effort to improve underwriting margins and, as a result, premiums have decreased during the first quarter of 2007.

Gross written premiums for the Commercial Vehicle business declined 12.4% during the first quarter of 2007 compared to the same period in 2006 primarily from a decline in Florida. To improve underwriting results in Florida, Infinity increased rates nine points during the fourth quarter of 2006, and, as a result, commercial vehicle premiums declined substantially during the first quarter of 2007. Excluding Florida, gross written premiums for the Commercial Vehicle business was relatively flat for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Gross written premiums in the Classic Collector book of business grew 9.5% for three months ended March 31, 2007 compared to the first three months in 2006.

Ceded reinsurance and the effects of unearned premium transfers grew 62.5% in the first three months of 2007 compared to the first three months of 2006. This increase was primarily a result of the first three months of 2006 including a one-time unearned premium transfer of $0.7 million. Without the effect of the 2006 unearned premium transfer, ceded reinsurance declined 17.1% during the three-month period ended March 31, 2007 compared to the same period of 2006. Infinity maintains an excess loss reinsurance treaty for higher limits personal auto liability coverages. Premiums ceded under this treaty have declined since Infinity sold the renewal rights on the Great American Insurance book of business in Connecticut, which consisted predominantly of higher policy limits for standard and preferred business.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2007			2006			% Change
	Loss &			Loss &			Loss &
	LAE	Underwriting	Combined	LAE	Underwriting	Combined	LAE	Underwriting	Combined
	Ratio	Ratio	Ratio	Ratio	Ratio	Ratio	Ratio	Ratio	Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	69.5%	19.3%	88.8%	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	75.1%	23.0%	98.1%	N/A	N/A	N/A	N/A	N/A	N/A
Total Focus States	70.7%	20.0%	90.7%	62.9%	21.1%	84.0%	7.8%	(1.1)%	6.7%
Maintenance States	69.1%	22.3%	91.4%	56.4%	27.8%	84.2%	12.7%	(5.5)%	7.2%
Other States	5.0%	27.7%	32.7%	35.9%	29.9%	65.8%	(30.9)%	(2.2)%	(33.1)%
Subtotal	69.6%	20.2%	89.8%	61.9%	21.7%	83.6%	7.7%	(1.5)%	6.2%
Commercial Vehicle	57.7%	22.1%	79.8%	77.6%	19.1%	96.7%	(19.9)%	3.0%	(16.9)%
Classic Collector	44.6%	58.6%	103.2%	46.8%	50.6%	97.4%	(2.2)%	8.0%	5.8%
Other	192.5%	157.9%	350.4%	100.2%	1.1%	101.3%	92.3%	156.8%	249.1%
Total statutory ratios	69.3%	20.9%	90.2%	63.6%	21.5%	85.1%	5.7%	(0.6)%	5.1%
GAAP ratios	69.3%	23.2%	92.5%	63.6%	23.0%	86.6%	5.7%	0.2%	5.9%

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

Overall, the statutory combined ratio for the three months ended March, 31, 2007 has increased 5.1 points compared to the same period a year ago. The first quarter of 2007 and 2006 benefited from $1.1 million and $19.0 million, respectively, of prior year development on loss and LAE reserves. The favorable development during the first quarter of 2006 was primarily attributable to Florida and California. Excluding the impact of the favorable development, the statutory combined ratio for the three months ended March 31, 2007 and March 31, 2006 were 90.6% and 93.2%, respectively. The decline in the statutory combined ratio excluding the favorable development is primarily attributable to improving loss and LAE ratios in California, Florida, Georgia, Arizona and Texas. Catastrophe losses during the first three months of 2007 and 2006 were $0.2 million and $0.3 million, respectively.

The statutory combined ratio for personal auto insurance in the Focus States increased 6.7 points in the first quarter of 2007 compared to the same period in 2006. The 7.8 point increase in the loss and LAE ratio is primarily a result of the $19.0 million of favorable development recognized during the first quarter of 2006, of which the majority related to Florida and California. Statutory combined ratios for the three months ended March 31, 2007 were below 100% in all but four of the Focus States.

In the Maintenance States, the loss and LAE ratio increase of 12.7 points is due primarily to unfavorable development on prior period loss and LAE reserves in Alabama. Offsetting this increase in loss and LAE ratio is a decrease in the underwriting ratio of 5.5 points. A decrease in Alabama premium taxes and an increase in fee income, which reduces underwriting expenses, contributed to a decline in the underwriting ratio in the Maintenance States.

The combined ratio for Commercial Vehicle declined primarily as a result of favorable development on prior accident year loss and LAE reserve in Florida, New York and Louisiana. Offsetting the decline in the loss and LAE ratio was a 3.0 point increase in the underwriting expense ratio which is primarily a result of an assessment refund from the state of New York recorded during the first quarter of 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Investment Income

Investment income is comprised primarily of gross investment revenue, investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2007	2006
Gross investment income	$17,629	$17,501
Gross investment expenses	(735)	(620)

Net investment income	$16,894	$16,881

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income for the three months ended March 31, 2007 was impacted by lower book yields on a larger total fixed maturity investment portfolio.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2007			Three months ended March 31, 2006
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(812)	$246	$(566)	$(435)	$(104)	$(539)

Equities	—	2,332	2,332	(138)	752	614

Total	$(812)	$2,578	$1,766	$(573)	$648	$75

The other-than-temporary impairments in the three-month period ended March 31, 2007, related primarily to one mortgage-backed fixed income security. The impairments in the 2006 period related primarily to fixed income securities and an equity security for firms in the financial services industry.

For Infinity’s remaining securities held with unrealized losses, management believes that, based on its analysis (i) Infinity will recover its cost basis in these securities in a relatively short period of time and/or (ii) that Infinity has the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on Infinity’s liquidity.

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at March 31, 2007, the pre-tax earnings impact would have been $12.2 million. Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

Interest Expense

The Senior Notes accrued interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes and recognized in the Consolidated Statements of Earnings for the three-month periods ended March 31, 2007 and 2006 was $2.8 million and $2.8 million, respectively.

Other Income

Other income for the three-month periods ended March 31, 2007 was $0.3 million compared to $0.7 million for the corresponding period of 2006. Other income decreased $0.4 million for the three-month period ended March 31, 2007 compared to the corresponding period of 2006 primarily due to the continued decline of finance charge income from assumed business that is in run-off.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Other Expense

Other expenses for the three-month period ended March 31, 2007 were $0.6 million compared to $0.7 million for the corresponding period of 2006.

Income Taxes

The following table reconciles the Company’s GAAP effective tax rate for the three months ended March 31, 2007 and 2006, respectively (See Note 6 of the Consolidated Financial Statements for additional information):

	Three months ended March 31,
	2007	2006
Statutory tax rate	35.0%	35.0%
Adjustments:
Dividends received deduction	(0.2)%	(0.2)%
Tax-exempt interest	(1.6)%	(1.2)%
Adjustment to valuation allowance	0.4%	(0.2)%
Other	0.4%	0.1%

GAAP effective tax rate	34.0%	33.5%

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $7.0 million annually since 2004.

At March 31, 2007, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2007, Infinity increased its quarterly dividend to $.090 per share from $.075 per share. At this current amount, Infinity’s 2007 annualized dividend payments would be approximately $7.0 million.

In January 2005, the Board of Directors authorized a share repurchase program expiring on December 31, 2007, whereby the Company could repurchase up to an aggregate amount of $50 million of its outstanding common shares. During the first quarter of 2006, Infinity repurchased 85,000 shares at a total cost of $3.5 million. This program was completed on December 28, 2006.

In October 2006, the Company announced that the Board of Directors approved a second share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the Plan, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. During the first quarter of 2007, Infinity repurchased 187,794 shares at an average cost of $47.83.

Funds to meet Infinity’s cash needs come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of March 31, 2007, Infinity had $224 million of cash and investments. In 2006, Infinity’s insurance subsidiaries paid Infinity $160.0 million in ordinary dividends. In 2007, Infinity’s insurance subsidiaries may pay to Infinity up to $113.8 million in ordinary dividends without prior regulatory approval. For the three-month period ended March 31, 2007, no dividends have been paid by the insurance subsidiaries.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at March 31, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $33.7 million and $9.3 million for the three-month periods ended March 31, 2007 and 2006, respectively. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries have available the proceeds from maturing, and sales of, securities from its $1.1 billion fixed maturity portfolio at March 31, 2007.

Management believes that cash and investment balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance provides protection for losses up to $10 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Premiums ceded under these agreements for the three months ended March 31, 2007 and 2006 were $1.1 million and $1.4 million, respectively. Infinity also utilizes reinsurance to mitigate losses on other lines including its small homeowners book, which is currently in runoff.

Investments

Infinity’s consolidated investment portfolio at March 31, 2007 contained approximately $1.2 billion in fixed maturity securities and $48.1 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2007, Infinity had pre-tax net unrealized losses of $3.1 million on fixed maturities and pre-tax unrealized gains of $0.4 million on equity securities. Combined, the pre-tax net unrealized losses decreased by $2.7 million for the three-month period ended March 31, 2007, primarily due to a decline in general market interest rates.

Approximately 94% of Infinity’s fixed maturity investments at March 31, 2007 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was Aa2. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.3 years at March 31, 2007.

Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2007, based on their fair values (in thousands).

	Fair Market Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$32,092	$34,774	$6,030	$72,896	$72,430
After one year through five years	140,216	392,889	23,644	556,749	560,332
After five years through ten years	149,048	92,832	4,391	246,271	243,904
After ten years	44,055	31,734	—	75,789	74,610
Mortgage-backed securities	31,883	244,169	11,775	287,827	291,330

Total	$397,294	$796,398	$45,840	$1,239,532	$1,242,606

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2007, there were no material changes to the information provided in Infinity’s Form 10-K for 2006 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2007. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II

OTHER INFORMATION

ITEM 1A

Risk Factors

The following risk should be read in conjunction with other information provided in this report and with the risk factors discussed in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Recently-enacted California regulations may materially adversely affect the Company’s profitability.

Effective April 3, 2007, California adopted amended rate approval regulations (“Amended Regulations”), which, among other changes, establishes, for personal auto and most other lines of property and casualty insurance written in California, a maximum permitted after-tax rate of return on invested capital at an insurance company level, currently set at 10.8%. In anticipation of these and recently adopted rating factor regulations, prior to the effectiveness of the regulations, the Company had submitted class plan and rate filings to the California Department of Insurance (“CDI”), which provided for overall rate decreases of approximately 4%.

The CDI and the Company are currently in discussions in an effort to attempt to resolve informally; (i) substantial differences in the rate indications submitted by the Company and those formulated by the CDI; (ii) issues over the application of the Amended Regulations to filings made prior to the effective date of the Amended Regulations; and (iii) the extent to which variances from the Amended Regulations provisions on rate of return, loss development and trend will be afforded the Company. If agreements on these issues cannot be reached, the CDI will proceed to disapprove the Company’s rate filings and request a hearing for determination by an administrative law judge of permitted rate levels. It is possible that permitted rate levels, whether arrived at through a negotiated settlement with the CDI or in administrative hearing, could be significantly lower than those applied for by the Company. In such an event, given the large percentage of Infinity’s overall business represented by California, the Company’s profitability would be materially adversely affected beginning with the 2008 fiscal year.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2007	62,982	$47.60	62,982	$97,000,247

February 1, 2007—February 28, 2007	61,200	48.79	61,200	94,012,589

March 1, 2007—March 31, 2007	63,612	47.12	63,612	91,013,051

Total	187,794	$47.83	187,794	$91,013,051

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the Plan, whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

BY:	/s/ ROGER SMITH
May 8, 2007	Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)