Form 10-Q
period 2007-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2007-08-08
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, there were 19,321,830 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30			Six months ended June 30
	2007	2006	% Change	2007	2006	% Change
Revenues:
Earned premiums	$264,853	$235,863	12.3%	$520,803	$469,895	10.8%
Net investment income	17,139	17,670	(3.0)%	34,032	34,551	(1.5)%
Realized gains (losses) on investments	(2,997)	(61)	NM	(1,231)	14	NM
Other income	1,390	565	146.0%	1,656	1,290	28.4%

Total revenues	280,385	254,037	10.4%	555,260	505,750	9.8%

Costs and Expenses:
Losses and loss adjustment expenses	190,473	159,327	19.5%	367,891	308,193	19.4%
Commissions and other underwriting expenses	62,168	59,289	4.9%	121,492	113,009	7.5%
Interest expense	2,767	2,766	0.0%	5,533	5,531	0.0%
Corporate general and administrative expenses	2,145	1,857	15.5%	4,087	3,778	8.2%
Restructuring charges / (reversals)	(82)	—	—	(281)	—	—
Other expenses	330	1,148	(71.3)%	970	1,883	(48.5)%

Total costs and expenses	257,801	224,387	14.9%	499,692	432,394	15.6%

Earnings before income taxes	22,584	29,650	(23.8)%	55,568	73,356	(24.2)%
Provision for income taxes	8,262	9,669	(14.6)%	19,488	24,309	(19.8)%

Net Earnings	$14,322	$19,981	(28.3)%	$36,080	$49,047	(26.4)%

Earnings per Common Share:
Basic	$0.74	$0.97	(23.7)%	$1.85	$2.38	(22.3)%
Diluted	0.73	0.96	(24.0)%	1.83	2.35	(22.1)%

Average number of Common Shares:
Basic	19,403	20,582	(5.7)%	19,459	20,628	(5.7)%
Diluted	19,616	20,797	(5.7)%	19,665	20,863	(5.7)%

Cash dividends per Common Share	$0.090	$0.075	20.0%	$0.180	$0.150	20.0%

NM = Not Meaningful

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,311,842 and $1,258,021)	$1,298,000	$1,250,185
Equity securities - at fair value (amortized cost $48,653 and $53,030)	50,604	55,479

Total investments	1,348,604	1,305,664
Cash and cash equivalents	164,133	109,187
Accrued investment income	14,245	16,148
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $16,781 and $15,517	375,166	343,065
Prepaid reinsurance premiums	2,451	4,257
Recoverables from reinsurers (includes $1,974 and $4,187 on paid losses and LAE)	28,173	31,766
Deferred policy acquisition costs	85,015	76,836
Current and deferred income taxes	41,790	34,634
Prepaid expenses, deferred charges and other assets	24,440	17,522
Goodwill	75,275	75,275

Total assets	$2,159,292	$2,014,354

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$610,555	$596,029
Unearned premiums	466,302	430,973
Payable to reinsurers	366	642
Long-term debt (fair value $188,062 and $194,213)	199,462	199,429
Commissions payable	30,682	30,118
Payable for securities purchased, not paid	106,162	9,333
Accounts payable, accrued expenses and other liabilities	63,969	83,229

Total liabilities	1,477,498	1,349,753

Shareholders’ Equity:
Common stock, no par value 50,000,000 shares authorized 20,873,071 and 20,837,350 shares issued	20,873	20,837
Additional paid-in capital	337,421	335,708
Retained earnings	394,261	361,682
Accumulated other comprehensive income (loss), net of tax	(7,455)	(3,206)
Treasury stock, at cost (1,487,437 and 1,219,951 shares)	(63,306)	(50,420)

Total shareholders’ equity	681,794	664,601

Total liabilities and shareholders’ equity	$2,159,292	$2,014,354

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$49,047	$—	$—	$—	$49,047
Change in unrealized gain (loss)	—	—	—	—	(17,395)	—	(17,395)

Comprehensive income							$31,652
Dividends paid to common shareholders	—	—	(3,094)	—	—	—	(3,094)
Employee stock purchases	4	119	—	—	—	—	123
Exercise of stock options, including tax benefit	88	2,162	—	—	—	—	2,250
Share-based compensation expense	—	499	—	—	—	—	499
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(15,383)	(15,383)
Amortization of unearned compensation, including tax benefit	—	358	—	30	—	—	388

Balance at June 30, 2006	$20,823	$334,771	$325,124	$—	$(21,043)	$(16,521)	$643,154

Net earnings	$—	$—	$38,235	$—	$—	$—	$38,235
Change in unrealized gain (loss)	—	—	—	—	17,542	—	17,542

Comprehensive income							$55,777
Adjustment to fully recognize the post-retirement benefit liability	—	—	—	—	295	—	295
Dividends paid to common shareholders	—	—	(3,005)	—	—	—	(3,005)
Employee stock purchases	3	116	—	—	—	—	119
Exercise of stock options, including tax benefit	11	308	—	—	—	—	319
Share-based compensation expense	—	513	—	—	—	—	513
Acquisition of treasury stock	—	—	—	—	—	(33,899)	(33,899)
Other	—	—	1,328	—	—	—	1,328

Balance at December 31, 2006	$20,837	$335,708	$361,682	$—	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$36,080	$—	$—	$—	$36,080
Net change in post-retirement benefit liability	—	—	—	—	(22)	—	(22)
Change in unrealized gain (loss)	—	—	—	—	(4,227)	—	(4,227)

Comprehensive income							$31,831
Dividends paid to common shareholders	—	—	(3,501)	—	—	—	(3,501)
Employee stock purchases	3	104	—	—	—	—	107
Exercise of stock options, including tax benefit	27	809	—	—	—	—	836
Share-based compensation expense	—	506	—	—	—	—	506
Stock granted to directors	6	294	—	—	—	—	300
Acquisition of treasury stock	—	—	—	—	—	(12,886)	(12,886)

Balance at June 30, 2007	$20,873	$337,421	$394,261	$—	$(7,455)	$(63,306)	$681,794

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the three months ended June 30,
	2007	2006
Operating Activities:
Net earnings	$14,322	$19,981
Adjustments:
Depreciation and amortization	2,020	1,098
Realized losses on investing activities	2,997	61
Share-based compensation expense	247	252
Decrease (increase) in accrued investment income	641	(1,195)
Decrease in agents’ balances and premiums receivable	8,388	4,315
Decrease (increase) in reinsurance receivables	2,925	(17)
Decrease in deferred policy acquisition costs	790	2,628
Increase in other assets	(14,184)	(9,640)
Increase (decrease) in insurance claims and reserves	3,300	(18,671)
Increase (decrease) in payable to reinsurers	21	(653)
Decrease (increase) in other liabilities	(18,652)	3,667
Other, net	300	124

Net cash provided by operating activities	3,115	1,950

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(732,270)	(53,925)
Equity securities	(96,359)	(8,862)
Property and equipment	(7,258)	(1,421)
Maturities and redemptions of fixed maturity investments	23,202	22,448
Sales:
Fixed maturities	740,048	36,488
Equity securities	96,351	4,077

Net cash provided by (used in) investing activities	23,714	(1,195)

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	245	988
Acquisition of treasury stock	(3,599)	(11,363)
Dividends paid to shareholders	(1,745)	(1,542)

Net cash used in financing activities	(5,099)	(11,917)
Net increase (decrease) in cash and cash equivalents	21,730	(11,162)
Cash and cash equivalents at beginning of period	142,403	79,473

Cash and cash equivalents at end of period	$164,133	$68,311

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the six months ended June 30,
	2007	2006
Operating Activities:
Net earnings	$36,080	$49,047
Adjustments:
Depreciation and amortization	3,941	3,188
Realized losses (gains) on investing activities	1,231	(14)
Share-based compensation expense	506	499
Decrease in accrued investment income	1,903	520
Increase in agents’ balances and premiums receivable	(32,101)	(20,103)
Decrease in reinsurance receivables	5,399	1,458
Increase in deferred policy acquisition costs	(8,179)	(3,056)
Increase in other assets	(6,037)	(5,146)
Increase (decrease) in insurance claims and reserves	49,855	(17,490)
Decrease in payable to reinsurers	(276)	(3,258)
Decrease (increase) in other liabilities	(18,696)	361
Other, net	300	481

Net cash provided by operating activities	33,926	6,487

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(747,368)	(101,318)
Equity securities	(140,992)	(16,879)
Property and equipment	(10,225)	(1,831)
Maturities and redemptions of fixed maturity investments	45,196	60,165
Sales:
Fixed maturities	741,988	58,028
Equity securities	147,812	13,978

Net cash provided by investing activities	36,411	12,143

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	943	2,372
Acquisition of treasury stock	(12,833)	(14,531)
Dividends paid to shareholders	(3,501)	(3,094)

Net cash used in financing activities	(15,391)	(15,253)
Net increase in cash and cash equivalents	54,946	3,377
Cash and cash equivalents at beginning of period	109,187	64,934

Cash and cash equivalents at end of period	$164,133	$68,311

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

June 30, 2007

INDEX TO NOTES

1. Reporting and Accounting Policies	6. Income Taxes

2. Share-Based Compensation	7. Supplemental Cash Flow Information

3. Computations of Earnings Per Share	8. Insurance Reserves

4. Long-Term Debt	9. Restructuring Charges

5. Investments	10. Subsequent Events

Note 1 Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Although licensed to write insurance in all 50 states, Infinity is committed to growth within selected states, including California, that management believes offer the greatest opportunity for premium growth and profitability. Currently, Infinity generates approximately 53% of its total gross written premiums from California.

Basis of Consolidation and Reporting

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

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

New Accounting Standards

Infinity adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”) effective as of January 1, 2007. SFAS 155 permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. There was no impact to the accounting for the hybrid contract owned on the date of adoption. All securities acquired on or after January 1, 2007 are accounted for in accordance with the new guidelines.

Effective January 1, 2007, Infinity adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions. Additionally, FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on Infinity’s financial position and results of operations (See Note 6 of the Consolidated Financial Statements).

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

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 134,375 shares have been issued through June 30, 2007. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant. In February 2006, 44,792 shares of restricted stock vested under Infinity’s Restricted Stock Plan.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s 2002 Restricted Stock Plan. These shares of restricted stock will vest in full on July 31, 2011. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends to be paid once the shares have vested.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors Plan, of which 12,553 shares have been issued through June 30, 2007. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1, 2006, a total of 2,990 shares of Infinity common stock, valued pursuant to the Directors’ Plan at $125,000, were issued to Infinity’s non-employee directors. On June 1, 2007, a total of 5,658 shares of Infinity common stock, valued pursuant to the Directors’ Plan at $300,000, were issued to Infinity’s non-employee directors.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 21,619 had been issued through June 30, 2007. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended June 30, 2007 and 2006 approximated $9,700 and $10,000, respectively. The 15% discount for shares purchased during the six-month periods ended June 30, 2007 and 2006 approximated $18,800 and $22,000, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

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

Through June 30, 2007, there were 1,392,820 shares available for grant under the SOP. No options have been granted since 2004. The SOP allows forfeited options to be reissued. Options are generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control as defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

As permitted by SFAS 123(R), Infinity used the modified Black-Scholes model with the assumptions noted below to estimate the value of employee stock options on the date of grant. Expected volatilities are based on historical volatilities of Infinity’s stock. Infinity judgmentally selected the expected option life to be 7.5 years which is also the midpoint between the last vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the options is based on the yield on 10-year Treasury notes in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The weighted-average-grant-date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average-grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average-grant exercise price	$33.56	$16.11
Outstanding as of June 30, 2007	167,100	253,468

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the three-month period ended June 30, 2007:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of December 31, 2006	450,016	$23.23
Granted	—	—
Exercised	(27,448)	24.71
Forfeited	(2,000)	33.58

Outstanding as of June 30, 2007	420,568	$23.09	6.03	$11.6

Vested or expected to vest as of June 30, 2007	420,568	$23.09	6.03	$11.6
Exercisable as of June 30, 2007	276,732	$22.33	5.99	$7.9

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of June 30, 2007, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the six months ended June 30, 2007 and 2006 was $0.7 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled $0.2 million and $0.7 million, respectively, for the six months ended June 30, 2007 and 2006. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, was approximately $0.7 million and $2.0 million, respectively.

As of June 30, 2007, there was $1.1 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of stock option and restricted stock shares which vested during the six months ended June 30, 2007 and 2006 was approximately $0.5 million and $0.5 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computations of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net earnings for basic and diluted earnings per share	$14,322	$19,981	$36,080	$49,047
Average basic shares outstanding	19,403	20,582	19,459	20,628

Basic earnings per share	$0.74	$0.97	$1.85	$2.38

Average basic shares outstanding	19,403	20,582	19,459	20,628
Restricted stock not yet vested	—	—	—	12
Dilutive effect of assumed option exercises	213	215	206	223

Average diluted shares outstanding	19,616	20,797	19,665	20,863
Diluted earnings per share	$0.73	$0.96	$1.83	$2.35

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note  4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The June 30, 2007 fair value of $188.1 million was calculated using a 160 basis point spread to the ten-year U.S. Treasury Note of 5.03%, which was obtained from Bloomberg, a national broker quotation network.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At June 30, 2007 and 2006, there were no borrowings outstanding under the Credit Agreement.

Note 5 Investments

Summarized information for Infinity’s investment portfolio follows (in thousands):

	June 30, 2007
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,311,842	$1,298,000	96%	$4,177	$(18,019)
Equity securities	48,653	50,604	4%	1,952	(1)

Total	$1,360,495	$1,348,604	100%	$6,129	$(18,020)

	December 31, 2006
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,258,021	$1,250,185	96%	$9,020	$(16,856)
Equity securities	53,030	55,479	4%	2,449	—

Total	$1,311,051	$1,305,664	100%	$11,469	$(16,856)

	June 30, 2007	December 31, 2006
Number of positions held with unrealized:
Gains	148	204
Losses	327	301

Number of positions held that individually exceed unrealized:
Gains of $500,000	1	1
Losses of $500,000	1	1

Percentage of positions held with unrealized:
Gains that were investment grade	82%	83%
Losses that were investment grade	82%	94%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at June 30, 2007 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$292,771	$(3,521)	$(3,322)	$(193)	$(6)
Six months	5,041	(107)	(107)	—	—
Nine months	14,249	(251)	(251)	—	—
Twelve months	490	(9)	(9)	—	—
Greater than twelve months	557,717	(14,132)	(13,535)	(597)	—

Total	$870,268	$(18,020)	$(17,224)	$(790)	$(6)

*	As compared to amortized cost.

Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Six months ended June 30, 2007
Unrealized holding gains (losses) on securities arising during the period	$(10,510)	$2,775	$2,708	$(5,027)
Realized (gains) losses included in net income	4,504	(3,273)	(431)	800

Change in unrealized gains (losses) on marketable securities, net	$(6,006)	$(498)	$2,277	$(4,227)

Six months ended June 30, 2006
Unrealized holding gains (losses) on securities arising during the period	$(27,940)	$1,195	$9,359	$(17,386)
Realized (gains) losses included in net income	936	(950)	5	(9)

Change in unrealized gains (losses) on marketable securities, net	$(27,004)	$245	$9,364	$(17,395)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 6 Income Taxes

Income tax expense for the three-month and six-month periods ended June 30, 2007 was $8.3 million and $19.5 million, respectively, compared to $9.7 million and $24.3 million for the same periods of 2006. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Earnings before income taxes	$22,584	$29,650	$55,568	$73,356

Income taxes at statutory rates	7,905	10,378	19,449	25,675
Effect:
Dividends-received deduction	(48)	(66)	(123)	(146)
Tax-exempt interest	(507)	(505)	(1,020)	(1,012)
Adjustment to valuation allowance	797	(355)	946	(427)
Other	115	217	236	219

Provision for income taxes as show on the Consolidated Statements of Earnings	$8,262	$9,669	$19,488	$24,309

GAAP effective tax rate	36.6%	32.6%	35.1%	33.1%

In the second quarter and first six months of 2007, Infinity increased its tax valuation allowance by approximately $797,000 and $946,000, respectively, due to book and tax basis differences relating primarily to the sale of other-than-temporary impaired securities.

Infinity reduced its tax valuation allowance by approximately $355,000 and $427,000 during the second quarter and first six months of 2006, respectively, in recognition of approximately $1.0 million and $1.2 million of taxable capital gains realized during the second quarter and first six months of 2006, respectively.

Infinity adopted the provisions of FIN 48 effective January 1, 2007. As of the date of adoption, Infinity did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in Infinity’s Consolidated Balance Sheet at January 1, 2007.

Infinity does not have any interest or penalties accrued for unrecognized tax benefits as of June 30, 2007.

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

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the liability for restricted stock compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Income tax payments	$23,000	$19,000	$24,200	$26,000
Interest payments on debt	—	—	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance at Beginning of Period
Unpaid losses on known claims	$221,924	$246,327	$231,029	$262,626
IBNR losses	173,703	175,590	167,965	181,340
LAE	200,574	180,788	197,035	181,904

Total unpaid losses and LAE	596,201	602,705	596,029	625,870
Reinsurance recoverables	(26,712)	(16,492)	(27,579)	(15,421)

Unpaid losses and LAE, net of reinsurance recoverables	569,489	586,213	568,450	610,449

Current Activity
Loss and LAE incurred:
Current accident year	196,568	164,943	375,043	332,814
Prior accident years	(6,095)	(5,616)	(7,152)	(24,621)

Total loss and LAE incurred	190,473	159,327	367,891	308,193
Loss and LAE payments:
Current accident year	(110,517)	(93,589)	(166,801)	(142,733)
Prior accident years	(65,089)	(73,920)	(185,184)	(197,878)

Total loss and LAE payments	(175,606)	(167,509)	(351,985)	(340,611)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	584,356	578,031	584,356	578,031
Add back reinsurance recoverables	26,199	14,668	26,199	14,668

Total unpaid losses and LAE	$610,555	$592,699	$610,555	$592,699

Unpaid losses on known claims	$221,064	$234,674	$221,064	$234,674
IBNR losses	182,573	172,033	182,573	172,033
LAE	206,918	185,992	206,918	185,992

Total unpaid losses and LAE	$610,555	$592,699	$610,555	$592,699

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 9 Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

Restructuring costs incurred in 2006 and the three and six months ended June 30, 2007 are as follows (in thousands):

	2006	Three months ended June 30, 2007	Six months ended June 30, 2007
Employee related costs	$4,782	$(159)	$(972)
Contract termination costs	—	—	549
Other exit costs	—	77	142

Total	$4,782	$(82)	$(281)

Infinity expects to incur additional charges of approximately $1.0 million during the last six months of 2007 and approximately $1.0 million during 2008 as additional facilities affected by the restructuring are sublet or closed.

Activity related to accrued restructuring charges as of June 30, 2007 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit Costs	Total liability
Balance at December 31, 2006	$4,782	$—	$—	$4,782
Incurred	—	549	142	691
Costs paid or settled	(1,249)	(40)	(142)	(1,431)
Net adjustments	(972)	—	—	(972)

Balance at June 30, 2007	$2,561	$509	$—	$3,070

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

Note 10 Subsequent Events

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s 2002 Restricted Stock Plan. These shares of restricted stock will vest in full on July 31, 2011. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends to be paid once the shares have vested.

As of June 30, 2007, Infinity had one share repurchase program in place under which the Company could repurchase up to $100 million of shares. Infinity has approximately $87 million of capacity left under this repurchase program, which expires December 31, 2008. On August 2, 2007, Infinity announced that its Board of Directors had authorized the Company to repurchase an additional $100 million of shares, which Infinity intends to complete by November 1, 2007 and which will be funded by Infinity’s current cash and investments.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Part II, Item 1A of this report, as well as, in Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2006.

OVERVIEW

Despite the increasingly competitive market, Infinity grew personal auto gross written premiums by 12.8% during the second quarter of 2007, primarily from growth in California, Arizona, Florida, Nevada, Pennsylvania and Texas. A substantial portion of California’s growth can be attributed to new policies issued due to electronic enforcement by the Bureau of Motor Vehicles of the state’s compulsory automobile insurance laws.

Net earnings and diluted earnings per share for the three months ended June 30, 2007 were $14.3 million and $0.73, respectively, compared to $20.0 million and $0.96, respectively, for the three months ended June 30, 2006. Included in net earnings for the three months ended June 30, 2007 were $4.0 million ($6.1 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared to $3.7 million ($5.6 million pre-tax) for the three months ended June 30, 2006. Excluding the favorable development, diluted earnings per share for the three months ended June 30, 2007 were $0.53 compared to $0.78 for the three months ended June 30, 2006. The decline in earnings during the second quarter is primarily related to $3.0 million of realized losses on the sales of securities during the second quarter of 2007 and a decline in underwriting income as a result of an increase in claims frequency. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results. Net earnings for the six months ended June 30, 2007 included $4.7 million ($7.2 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared with $16.0 million ($24.6 million pre-tax) for the six months ended June 30, 2006. Excluding the favorable development, diluted earnings per share of $1.59 for the six months ended June 30, 2007 were relatively flat compared with $1.58 for the six months ended June 30, 2006.

Total revenues increased 10.4% and 9.8% for the three and six months ended June 30, 2007 compared with the same periods of 2006. Driving the increase in revenues for the second quarter and first six months of 2007 was a 12.3% and 10.8% increase in earned premiums, respectively, resulting from gross written premium growth of 11.6% and 14.6% during the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Book value per share of $35.17 at June 30, 2007 represents an 11.6% increase over the book value per share of $31.51 at June 30, 2006. Return on equity for the three and six months ended June 30, 2007 was 10.0% and 11.2%, respectively, compared with 12.2% and 15.3% for the three and six months ended June 30, 2006.

REGULATORY ENVIRONMENT

Effective April 3, 2007, California adopted amended approval regulations, which among other changes, establishes, for personal auto and most other lines of property and casualty insurance written in California, a maximum permitted after-tax rate of return on invested capital at an insurance company level, currently set at 10.8%. In response to these amended regulations, as well as regulations

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

adopted in October 2006 restricting use of territory as a rating variable, Infinity came to a preliminary agreement with the California Department of Insurance to reduce base rates by approximately 11.2%. Approval for the base rate and class plan filings is expected in the third quarter of 2007 with a fourth quarter 2007 implementation. The impact to profitability in 2007 will be negligible. Profitability in 2008 could be materially adversely affected by the reduction of base rates in California the extent to which will be impacted by the shift of business within California, the mix of California business as a percentage of Infinity’s countrywide total and the profitability of states outside of California.

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

Infinity further classifies territories within the Focus States into two categories:

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

•

“Non-Urban Zones” – include planned 2008 Urban Zones from the Focus States of Colorado, Illinois and Nevada, as well as all remaining areas in the Focus States located outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities, thus the Focus States or Urban Zones may change over time as new market opportunities arise, as the allocation of resources changes, or as a result of changes in regulatory environments.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

The following table shows Infinity’s net earned premiums for the three-month periods ended June 30, 2007 and 2006 ($ in thousands).

	Three months ended June 30,
	2007	2006	$ Change	% Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$185,176	$154,284	$30,892	20.0%
Non-Urban Zones	43,905	41,621	2,284	5.5%

Total Focus States	229,081	195,905	33,176	16.9%
Maintenance States	8,105	11,269	(3,164)	(28.1)%
Other States	1,839	4,773	(2,934)	(61.5)%

Subtotal	239,025	211,947	27,078	12.8%

Commercial Vehicle	10,010	10,848	(838)	(7.7)%
Classic Collector	6,161	5,602	559	10.0%
Other	416	616	(200)	(32.5)%

Total gross written premiums (a)	255,612	229,013	26,599	11.6%
Ceded reinsurance and effects of unearned premium transfers	(1,280)	(1,315)	35	(2.7)%

Net written premiums	254,332	227,698	26,634	11.7%
Change in unearned premiums	10,521	8,165	2,356	28.9%

Net earned premiums	$264,853	$235,863	$28,990	12.3%

(a)	The three months ended June 30, 2007 and 2006 excludes $0.2 million and $2.2 million, respectively, of premiums written on behalf of other companies.

The following table shows Infinity’s net earned premiums for the six-month periods ended June 30, 2007 and 2006 ($ in thousands).

	Six months ended June 30,
	2007	2006	$ Change	% Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$404,734	$326,355	$78,379	24.0%
Non-Urban Zones	99,405	91,753	7,652	8.3%

Total Focus States	504,139	418,108	86,031	20.6%
Maintenance States	20,208	25,520	(5,312)	(20.8)%
Other States	4,751	7,775	(3,024)	(38.9)%

Subtotal	529,098	451,403	77,695	17.2%

Commercial Vehicle	20,213	22,499	(2,286)	(10.2)%
Classic Collector	10,192	9,281	911	9.8%
Other	901	5,893	(4,992)	(84.7)%

Total gross written premiums (a)	560,404	489,076	71,328	14.6%
Ceded reinsurance and effects of unearned premium transfers	(2,465)	(2,044)	(421)	20.6%

Net written premiums	557,939	487,032	70,907	14.6%
Change in unearned premiums	(37,136)	(17,137)	(19,999)	116.7%

Net earned premiums	$520,803	$469,895	$50,908	10.8%

(a)	The six months ended June 30, 2007 and 2006 excludes $0.1 million and $4.0 million of premiums written on behalf of other companies. 2006 also excludes $0.7 million of unearned premium transfers relating to the commutation of a reinsurance agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

The following table shows Infinity’s policies-in-force as of June 30, 2007 and 2006.

	As of June 30,
	2007	2006	# Change	% Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	617,982	476,175	141,807	29.8%
Non-Urban Zones	144,480	132,331	12,149	9.2%

Total Focus States	762,462	608,506	153,956	25.3%
Maintenance States	30,970	38,103	(7,133)	(18.7)%
Other States	5,536	10,575	(5,039)	(47.7)%

Total personal auto insurance	798,968	657,184	141,784	21.6%

Commercial Vehicle	14,321	14,763	(442)	(3.0)%
Classic Collector	59,032	58,002	1,030	1.8%
Other	1,095	11,211	(10,116)	(90.2)%

Total policies-in-force	873,416	741,160	132,256	17.8%

Gross written premiums for the second quarter and first six months of 2007 increased 11.6% and 14.6%, respectively, compared to the second quarter and first six months of 2006. During the first six months of 2007, Infinity filed and implemented 34 rate revisions in various states with an overall rate impact of a 1.8% increase. Policies-in-force at June 30, 2007 increased 17.8% compared to June 30, 2006.

Personal auto insurance gross written premiums in Infinity’s twelve Focus States increased 16.9% and 20.6% during the second quarter and first six months of 2007 compared to the same periods in 2006 primarily from growth in California as Infinity continues to benefit from new policies issued as a result of the California Department of Motor Vehicles’ implementation of electronic enforcement of compulsory insurance laws that were effective October 1, 2006. During the first and second quarters of 2007, gross written premiums in California grew 22.5% and 19.7%, respectively, compared with the same periods in 2006. Infinity expects premium growth in California to continue to slow during the second half of 2007 as compared with the second half of 2006 as the implementation of electronic enforcement will be completed by October 1, 2007 and because of the strong growth Infinity experienced in California during the second half of 2006. In addition to California, Arizona, Florida, Nevada, Pennsylvania and Texas had strong gross written premium growth during the second quarter of 2007 as compared with the same period in 2006. Seventeen of the 20 Urban Zones posted gross written premium growth during the second quarter of 2007. Business in Houston, Los Angeles, Miami, Phoenix and San Joaquin contributed $27.5 million of the $30.9 million of growth during the second quarter of 2007 and $61.7 million of the $78.4 million of gross premium growth during the first six months of 2007.

Gross written premiums in the Maintenance States declined 28.1% and 20.8% during the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. The decline is primarily attributable to declines in Mississippi and South Carolina. To improve profitability, Infinity increased rates in South Carolina during December 2006 and in Mississippi during April 2007, which has slowed new business.

Gross written premiums for the Commercial Vehicle business declined 7.7% and 10.2% during the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. Gross written premium growth in California and Texas has been offset by declining premiums in Florida and New York. To improve underwriting results in Florida, Infinity increased rates nine points during the fourth quarter of 2006, and as a result, Commercial Vehicle premiums have declined substantially during the first six months of 2007. Gross written premiums in New York should continue to decline as it is not a Focus State for Infinity.

Infinity’s Classic Collector book of business grew 10.0% and 9.8% during the second quarter and first six months of 2007, respectively, compared to the same periods in 2006, primarily from growth in California, Florida and Texas.

Ceded reinsurance and the effects of unearned premium transfers grew 20.6% during the first six months of 2007 compared to the first six months of 2006. This increase was primarily a result of the first six months of 2006 including a one-time unearned premium transfer of $0.7 million. Without the effect of the 2006 unearned premium transfer, ceded reinsurance declined 10.1% during the six-month period ended June 30, 2007 compared to the same period of 2006. For the second quarter of 2007, ceded reinsurance and the effects of unearned premium declined 2.7% compared to the same period in 2006. Infinity maintains an excess loss reinsurance treaty for higher limits personal auto liability coverages. Premiums ceded under this treaty have declined during the second quarter and first six months of 2007 since Infinity sold the renewal rights on the Connecticut book of business assumed from Great American Insurance (“Assumed Agency Business”), which consisted predominantly of higher policy limits for standard and preferred business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

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

The following table presents the statutory and GAAP combined ratios:

	Three months ended June 30,
	2007			2006			% Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	76.2%	20.2%	96.4%	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	75.7%	22.6%	98.3%	N/A	N/A	N/A	N/A	N/A	N/A
Total Focus States	76.2%	20.6%	96.8%	69.5%	21.4%	90.9%	6.7%	(0.8)%	5.9%
Maintenance States	61.9%	24.7%	86.6%	87.8%	27.3%	115.1%	(25.9)%	(2.6)%	(28.5)%
Other States	17.0%	25.1%	42.1%	(89.2)%	30.0%	(59.2)%	106.2%	(4.9)%	101.3%
Subtotal	74.8%	20.8%	95.6%	66.8%	21.9%	88.7%	8.0%	(1.1)%	6.9%

Commercial Vehicle	24.6%	23.6%	48.2%	101.1%	19.6%	120.7%	(76.5)%	4.0%	(72.5)%
Classic Collector	36.7%	49.2%	85.9%	27.5%	58.9%	86.4%	9.2%	(9.7)%	(0.5)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	71.9%	21.7%	93.6%	67.6%	22.9%	90.5%	4.3%	(1.2)%	3.1%
GAAP ratios	71.9%	23.5%	95.4%	67.6%	25.1%	92.7%	4.3%	(1.6)%	2.7%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

	Six months ended June 30,
	2007			2006			% Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	72.9%	19.7%	92.6%	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	75.4%	22.8%	98.2%	N/A	N/A	N/A	N/A	N/A	N/A
Total Focus States	73.5%	20.3%	93.8%	66.2%	21.3%	87.5%	7.3%	(1.0)%	6.3%
Maintenance States	65.6%	23.3%	88.9%	72.0%	27.6%	99.6%	(6.4)%	(4.3)%	(10.7)%
Other States	10.4%	26.7%	37.1%	(30.9)%	29.9%	(1.0)%	41.3%	(3.2)%	38.1%
Subtotal	72.3%	20.4%	92.7%	64.4%	21.8%	86.2%	7.9%	(1.4)%	6.5%

Commercial Vehicle	41.3%	22.9%	64.2%	89.7%	19.3%	109.0%	(48.4)%	3.6%	(44.8)%
Classic Collector	40.6%	52.9%	93.5%	36.9%	55.6%	92.5%	3.7%	(2.7)%	1.0%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.6%	21.3%	91.9%	65.6%	22.2%	87.8%	5.0%	(0.9)%	4.1%
GAAP ratios	70.6%	23.4%	94.0%	65.6%	24.0%	89.6%	5.0%	(0.6)%	4.4%

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the second quarter and first six months of 2007 increased 3.1 points and 4.1 points, respectively, compared to the same periods in 2006. The second quarter of 2007 and 2006 benefited from $6.1 million and $5.6 million, respectively, of favorable development on loss and LAE reserves. Excluding the favorable development, the statutory combined ratio for the three months ended June 30, 2007 was 95.9% a 3.0 point increase from the 92.9% for the three months ended June 30, 2006. The increase in combined ratio, excluding favorable development, is primarily attributable to increasing claims frequency. Favorable development on loss and LAE reserves for the first six months of 2007 and 2006 was $7.2 million and $24.6 million. Excluding favorable development for the first six months, the statutory combined ratio was up slightly to 93.3% at June 30, 2007 compared to 93.0% at June 30, 2006. Losses from catastrophes were $0.3 million and $0.5 million for the three and six months ended June 30, 2007, resepctively, compared to $0.5 million and $0.8 million for the same periods of 2006.

In Infinity’s Focus States, the personal auto insurance statutory combined ratio for the three and six months ended June 30, 2007 increased 5.9 points and 6.3 points, respectively. In California, Infinity saw an increase in claims frequency during the second quarter of 2007 which contributed to the 6.7 point increase in loss and LAE ratio compared to the second quarter of 2006. While claims severity in Florida has been declining, claims frequency in Florida has been increasing also contributing to the increase in loss and LAE ratio in the Focus States. Offsetting increases in California and Florida’s loss and LAE ratio was an improving loss and LAE ratio in Georgia. In addition to the increasing claims frequency, the 7.3 point increase in loss and LAE ratio for the six months ended June 30, 2007, is a result of favorable development on prior accident periods loss and LAE reserves recognized during the first six months of 2006. The underwriting expense ratio for the three and six months ended June 30, 2007 has declined 0.8% and 1.0%, respectively, compared to the same periods in 2006. The growth in gross written premiums over which to spread fixed costs more effectively has contributed to the decline in underwriting expense in addition to a greater amount of fee income, which reduces underwriting expenses, collected during the first six months of 2007.

The loss and LAE ratio in the Maintenance states during the second quarter of 2007 was 25.9 points lower than the same period in 2006 primarily as a result of improving loss and LAE ratios in Alabama and South Carolina. A decrease in Alabama premium taxes and an increase in fee income contributed to an improvement in the underwriting ratio in the Maintenance States for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

The combined ratio for Commercial Vehicle improved during the second quarter and first six months of 2007 as compared with the second quarter and first six months of 2006 primarily as a result of favorable development on prior accident period loss and LAE reserves recognized in the second quarter of 2007 compared with unfavorable development during the second quarter of 2006. Underwriting expense for the three months ended June 30, 2007 increased 4.0 points compared with the second quarter of 2006

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

primarily as a result of a premium tax adjustment, which lowered expenses in Florida during the second quarter of 2006. In addition to this premium tax adjustment, an assigned risk adjustment to commissions, which lowered expenses, during the first quarter of 2006 resulted in the 3.6 point increase in underwriting expense for the six months ended June 30, 2007 as compared with the same period in 2006.

Investment Income

Investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gross investment income	$17,667	$18,270	$35,296	$35,771
Investment expenses	(528)	(600)	(1,264)	(1,220)

Net investment income	$17,139	$17,670	$34,032	$34,551

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income for the three and six months ended June 30, 2007 declined compared to the same periods in 2006 due to a one-time benefit of $0.7 million recognized during the second quarter of 2006 related to the catch up of amortization of bond discount on securities sold that had previously been impaired. Excluding this one-time benefit, investment income for the three and six months ended June 30, 2007 increased as a result of slightly higher book yields on a larger investment portfolio.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2007			Three months ended June 30, 2006
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(1,208)	$(2,729)	$(3,937)	$(404)	$7	$(397)
Equities	—	940	940	(127)	463	336

Total	$(1,208)	$(1,789)	$(2,997)	$(531)	$470	$(61)

	Six months ended June 30, 2007			Six months ended June 30, 2006
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(2,021)	$(2,483)	$(4,504)	$(839)	$(97)	$(936)
Equities	—	3,273	3,273	(265)	1,215	950

Total	$(2,021)	$790	$(1,231)	$(1,104)	$1,118	$14

The other-than-temporary impairments in the six-month period ended June 30, 2007, related primarily to firms in the financial services and utility industries along with one each of municipal and mortgage-backed fixed income securities. The impairments in the 2006 period related primarily to fixed income and equity securities for firms in the financial services industry in addition to a fixed income security in the travel and real estate industry.

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at June 30, 2007, the pre-tax earnings impact would have been $14.1 million. Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Interest Expense

The Senior Notes accrued interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2007 was $2.8 million and $5.5 million, respectively, and $2.8 million and $5.5 million, respectively, for the same periods in 2006.

Other Income

Other income for the three and six months ended June 30, 2007 was $1.4 million and $1.7 million, respectively, compared to $0.6 million and $1.3 million, respectively for the corresponding periods of 2006. The $0.8 million and $0.4 million increase in other income for the second quarter and first six months of 2007, respectively, is primarily due to fees received in the second quarter of 2007 on renewal premium from the 2005 sale of the Assumed Agency Business’ Connecticut personal auto book offset by the continued decline of finance charge income from assumed business that is in run-off.

Other Expense

Other expenses for the three months ended June 30, 2007 were $0.3 million compared to $1.1 million for the corresponding period of 2006. Other expense for the six months ended June 30, 2007 were $1.0 million compared to $1.9 million for the same period of 2006. The decline in other expenses for both the three months and six months ended June 30, 2007 is primarily as a result of a decrease in incurred corporate litigation expenses during the first half of 2007 and losses on subleases recognized during the first half of 2006.

Income Taxes

The following table reconciles the Company’s GAAP effective tax rate for the three months and six months ended June 30, 2007 and 2006, respectively (See Note 6 of the Consolidated Financial Statements for additional information):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Adjustments
Dividends-received deduction	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Tax-exempt interest	(2.2)%	(1.7)%	(1.8)%	(1.4)%
Adjustment to valuation allowance	3.5%	(1.2)%	1.7%	(0.6)%
Other	0.5%	0.7%	0.4%	0.3%

GAAP Effective tax rate	36.6%	32.6%	35.1%	33.1%

In the second quarter and first six months of 2007, Infinity increased its tax valuation allowance due to book and tax basis differences relating primarily to the sale of other-than-temporary impaired securities. Infinity reduced its tax valuation allowance during the second quarter and first six months of 2006 in recognition of taxable capital gains realized.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

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

At June 30, 2007, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2007, Infinity increased its quarterly dividend to $.090 per share from $.075 per share. At this current amount, Infinity’s

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

2007 annualized dividend payments would be approximately $7.0 million.

In January 2005, the Board of Directors authorized a share repurchase program expiring on December 31, 2007, whereby the Company could repurchase up to an aggregate amount of $50 million of its outstanding common shares. During the second quarter and first six months of 2006, Infinity repurchased 278,300 shares at an average cost of $41.59 and 363,300 shares at an average cost of $41.49, respectively. This program was completed on December 28, 2006.

In October 2006, the Company announced that the Board of Directors approved a second share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. During the second quarter and first six months of 2007, Infinity repurchased 79,692 shares at an average cost of $48.90 and 267,486 shares at average cost of $48.15, respectively.

In August 2007, the Company announced that the Board of Directors approved a third program to repurchase an additional $100 million of shares, which Infinity intends to complete by November 1, 2007.

Funds to meet Infinity’s cash needs may come primarily from dividends and tax payments from the insurance subsidiaries, borrowing on its line of credit, as well as cash and investments held by the holding company. As of June 30, 2007, Infinity had $220.9 million of cash and investments. In 2006, Infinity’s insurance subsidiaries paid Infinity $160.0 million in ordinary dividends. In 2007, Infinity’s insurance subsidiaries may pay to Infinity up to $113.8 million in ordinary dividends without prior regulatory approval. For the six-month period ended June 30, 2007, $5.3 million of dividends have been paid by the insurance subsidiaries.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at June 30, 2007 or 2006.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $1.1 million and $34.7 million for the three and six-month periods ended June 30, 2007, respectively, and approximately $2.5 million and $12.1 million for the three and six-month periods ended June 30, 2006, respectively. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries have available the proceeds from maturing, and sales of, securities from its $1.1 billion fixed maturity portfolio at June 30, 2007.

Management believes that cash and investment balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance provides protection for losses up to $10 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Premiums ceded under these agreements for the three months ended June 30, 2007 and 2006 were $1.2 million and $1.3 million, respectively. Premiums ceded under these agreements for the six months ended June 30, 2007 and 2006 were $2.3 million and $2.8 million, respectively. Infinity also utilizes reinsurance to mitigate losses on other lines including its small homeowners book, which is currently in runoff.

Investments

On April 1, 2007, Infinity’s four-year agreement with American Money Management to manage Infinity’s investment portfolio ended. At that time, Infinity engaged two money managers for its fixed income portfolio and a Wilshire 5000 exchange traded fund for the equity portfolio. In the second quarter, the fixed income managers repositioned the investment portfolio to take advantage of opportunities identified in municipal bonds and high quality, well collateralized mortgage-backed and CMO securities resulting in significant sales and purchase activity on the Consolidated Statements of Cash Flows.

Infinity’s consolidated investment portfolio at June 30, 2007 contained approximately $1.3 billion in fixed maturity securities and $50.6 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2007, Infinity had pre-tax net unrealized losses of $13.8 million on fixed

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

maturities and pre-tax unrealized gains of $2.0 million on equity securities. Combined, the pre-tax net unrealized losses increased by $9.2 million and $6.5 million for the three-month and six-month periods ended June 30, 2007, primarily due to a decline in general market interest rates.

Approximately 95% of Infinity’s fixed maturity investments at June 30, 2007 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA+. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.7 years at June 30, 2007.

At June 30, 2007, Infinity’s fixed maturity portfolio included 10 CMOs, or 1.6% of the total market value of the fixed income portfolio, with exposure to sub-prime mortgages. Although these CMOs have sub-prime mortgages as underlying collateral, all of them have AAA ratings and are in well secured tranches.

Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2007, based on their fair values (in thousands).

	Fair Market Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$26,619	$26,397	$8,762	$61,778	$61,444
After one year through five years	110,984	332,160	17,593	460,737	466,505
After five years through ten years	72,322	117,887	2,045	192,254	193,755
After ten years	60,555	36,077	2,051	98,683	98,378
Mortgage-backed securities	121,913	357,739	4,896	484,548	491,760

Total	$392,393	$870,260	$35,347	$1,298,000	$1,311,842

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2007, there were no material changes to the information provided in Infinity’s Form 10-K for 2006 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2007. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first six months of 2007 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

In response to these amended regulations, as well as regulations adopted in October 2006 restricting use of territory as a rating variable, Infinity came to a preliminary agreement with the California Department of Insurance to reduce base rates by approximately 11.2%. Approval for the base rate and class plan filings is expected in the third quarter of 2007 with a fourth quarter 2007 implementation. If approved on terms agreed to by Infinity and the California Department of Insurance, the decrease in rates in California could materially adversely affect the Company’s profitability beginning in 2008.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	62,023	$48.33	62,023	$88,013,579
May 1, 2007 – May 31, 2007	3,181	47.12	3,181	87,863,600
June 1, 2007 – June 30, 2007	14,488	51.73	14,488	87,113,756

Total	79,692	$48.90	79,692	$87,113,756

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the Plan, whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares.

On August 2, 2007, the Company announced that the Board of Directors approved an additional share repurchase program, which the Company intends to complete by November 1, 2007, whereby the Company shall repurchase $100 million of its shares outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 4

Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on three items at the Annual Meeting of Shareholders held on May 21, 2007:

1.	The election of five Class II Directors;

2.	Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm; and

3.	Amendment of the Amended and Restated Articles of Incorporation to eliminate the classified board structure.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Jorge G. Castro	17,681,387	488,543
Drayton Nabers Jr.	17,681,687	488,243
Samuel J. Simon	17,452,967	716,963
Roger Smith	16,843,288	1,326,642
Gregory C. Thomas	17,681,687	488,243

Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm was approved as follows:

18,152,062	Votes for approval
16,417	Votes against
1,451	Abstentions
—	Broker Non-Votes

The amendment of the Amended and Restated Articles of Incorporation to eliminate the classified board structure was approved as follows:

17,881,930	Votes for approval
283,424	Votes against
4,575	Abstentions
—	Broker Non-Votes

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 3.1	-	Second Amended and Restated Articles of Incorporation

Exhibit 31.1	-	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	-	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32	-	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 8, 2007		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)