Form 10-Q
period 2007-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2007-11-08
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 16,358,172 shares of the Registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Revenues:
Earned premiums	$260,485	$236,131	10.3%	$781,289	$706,025	10.7%
Net investment income	17,109	16,933	1.0%	51,142	51,484	(0.7)%
Realized losses on investments	(1,772)	(1,781)	(0.5)%	(3,003)	(1,767)	69.9%
Other income	52	767	(93.2)%	1,706	2,058	(17.1)%

Total revenues	275,874	252,050	9.5%	831,134	757,800	9.7%
Costs and Expenses:
Losses and loss adjustment expenses	180,504	163,978	10.1%	548,395	472,171	16.1%
Commissions and other underwriting expenses	62,657	58,664	6.8%	184,150	171,673	7.3%
Interest expense	2,767	2,766	0.0%	8,300	8,297	0.0%
Corporate general and administrative expenses	2,051	1,692	21.2%	6,138	5,470	12.2%
Restructuring charges	1,346	—	—	1,065	—	—
Other expenses	665	1,714	(61.2)%	1,634	3,597	(54.6)%

Total costs and expenses	249,990	228,814	9.3%	749,682	661,208	13.4%

Earnings before income taxes	25,884	23,236	11.4%	81,452	96,592	(15.7)%
Provision for income taxes	8,821	7,431	18.7%	28,309	31,740	(10.8)%

Net Earnings	$17,063	$15,805	8.0%	$53,143	$64,852	(18.1)%

Earnings per Common Share:
Basic	$0.93	$0.78	19.2%	$2.78	$3.16	(12.0)%
Diluted	0.91	0.78	16.7%	2.75	3.13	(12.1)%

Average number of Common Shares:
Basic	18,430	20,197	(8.8)%	19,112	20,483	(6.7)%
Diluted	18,659	20,388	(8.5)%	19,328	20,703	(6.6)%

Cash dividends per Common Share	$0.090	$0.075	20.0%	$0.270	$0.225	20.0%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Investments:
Fixed maturities—at fair value (amortized cost $1,171,732 and $1,258,021)	$1,171,853	$1,250,185
Equity securities—at fair value (amortized cost $48,837 and $53,030)	51,625	55,479

Total investments	1,223,478	1,305,664
Cash and cash equivalents	79,319	109,187
Accrued investment income	12,230	16,148
Agents' balances and premiums receivable, net of allowances for doubtful accounts of $17,054 and $15,517	357,719	343,065
Prepaid reinsurance premiums	2,116	4,257
Recoverables from reinsurers (includes $2,071 and $4,187 on paid losses and LAE)	29,207	31,766
Deferred policy acquisition costs	81,001	76,836
Current and deferred income taxes	36,947	34,634
Prepaid expenses, deferred charges and other assets	28,827	17,522
Goodwill	75,275	75,275

Total assets	$1,926,119	$2,014,354

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$610,550	$596,029
Unearned premiums	441,434	430,973
Payable to reinsurers	304	642
Long-term debt (fair value $191,550 and $194,213)	199,479	199,429
Commissions payable	29,352	30,118
Accounts payable, accrued expenses and other liabilities	61,468	92,562

Total liabilities	1,342,587	1,349,753

Shareholders' Equity:
Common stock, no par value 50,000,000 shares authorized 20,958,121 and 20,837,350 shares issued	20,889	20,837
Additional paid-in capital	338,350	335,708
Retained earnings	409,320	361,682
Accumulated other comprehensive income (loss), net of tax	2,153	(3,206)
Treasury stock, at cost (4,607,362 and 1,219,951 shares)	(187,180)	(50,420)

Total shareholders' equity	583,532	664,601

Total liabilities and shareholders' equity	$1,926,119	$2,014,354

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$64,852	$—	$—	$—	$64,852
Change in unrealized gain (loss), net of tax	—	—	—	—	(166)	—	(166)

Comprehensive income							$64,686
Dividends paid to common shareholders	—	—	(4,612)	—	—	—	(4,612)
Employee stock purchases	5	175	—	—	—	—	180
Exercise of stock options, including tax benefit	95	2,345	—	—	—	—	2,440
Share-based compensation expense	—	761	—	—	—	—	761
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(33,158)	(33,158)
Amortization of unearned compensation, including tax benefit	—	358	—	30	—	—	388
Other	—	—	1,328	—	—	—	1,328

Balance at September 30, 2006	$20,831	$335,272	$340,739	$—	$(3,814)	$(34,296)	$658,732

Net earnings	$—	$—	$22,430	$—	$—	$—	$22,430
Change in unrealized gain (loss), net of tax	—	—	—	—	313	—	313

Comprehensive income							$22,743
Adjustment to fully recognize the post-retirement benefit liability	—	—	—	—	295	—	295
Dividends paid to common shareholders	—	—	(1,487)	—	—	—	(1,487)
Employee stock purchases	2	60	—	—	—	—	62
Exercise of stock options, including tax benefit	4	125	—	—	—	—	129
Share-based compensation expense	—	251	—	—	—	—	251
Acquisition of treasury stock	—	—	—	—	—	(16,124)	(16,124)

Balance at December 31, 2006	$20,837	$335,708	$361,682	$—	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$53,143	$—	$—	$—	$53,143
Net change in post-retirement benefit liability	—	—	—	—	(33)	—	(33)
Change in unrealized gain (loss), net of tax	—	—	—	—	5,392	—	5,392

Comprehensive income							$58,502
Dividends paid to common shareholders	—	—	(5,224)	—	—	—	(5,224)
Employee stock purchases	4	162	—	—	—	—	166
Exercise of stock options, including tax benefit	39	1,151	—	—	—	—	1,190
Share-based compensation expense	—	905	—	—	—	—	905
Restricted Stock	3	130	—	—	—	—	133
Stock granted to directors	6	294	—	—	—	—	300
Acquisition of treasury stock	—	—	—	—	—	(136,760)	(136,760)
Other	—	—	(281)	—	—	—	(281)

Balance at September 30, 2007	$20,889	$338,350	$409,320	$—	$2,153	$(187,180)	$583,532

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the three months ended September 30,
	2007	Restated (See Note 1) 2006
Operating Activities:
Net earnings	$17,063	$15,805
Adjustments:
Depreciation and amortization	2,349	1,059
Realized losses on investing activities	1,772	1,781
Share-based compensation expense	400	262
Decrease in accrued investment income	2,015	1,367
Decrease (increase) in agents’ balances and premiums receivable	17,446	(10,459)
(Increase) decrease in reinsurance receivables	(699)	1,179
Decrease (increase) in deferred policy acquisition costs	4,014	(236)
Increase in other assets	(842)	(1,130)
Decrease in insurance claims and reserves	(24,873)	(5,506)
(Decrease) increase in payable to reinsurers	(62)	956
Decrease in other liabilities	(7,531)	(1,025)
Other, net	(149)	4

Net cash provided by operating activities	10,903	4,057

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(227,598)	(13,944)
Equity securities	(193)	(19,644)
Property and equipment	(6,259)	(459)
Maturities and redemptions of fixed maturity investments	28,065	27,944
Sales:
Fixed maturities	235,903	15,834
Equity securities	—	4,431

Net cash provided by investing activities	29,918	14,162

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	412	248
Acquisition of treasury stock	(124,324)	(17,758)
Dividends paid to shareholders	(1,723)	(1,518)

Net cash used in financing activities	(125,635)	(19,028)
Net decrease in cash and cash equivalents	(84,814)	(809)
Cash and cash equivalents at beginning of period	164,133	68,311

Cash and cash equivalents at end of period	$79,319	$67,502

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2007	Restated (See Note 1) 2006
Operating Activities:
Net earnings	$53,143	$64,852
Adjustments:
Depreciation and amortization	6,290	4,247
Realized losses on investing activities	3,003	1,767
Share-based compensation expense	905	761
Decrease in accrued investment income	3,918	1,887
Increase in agents’ balances and premiums receivable	(14,654)	(30,562)
Decrease in reinsurance receivables	4,700	2,637
Increase in deferred policy acquisition costs	(4,165)	(3,292)
Increase in other assets	(6,879)	(6,276)
Increase (decrease) in insurance claims and reserves	24,982	(22,996)
Decrease in payable to reinsurers	(338)	(2,302)
Decrease in other liabilities	(26,227)	(664)
Other, net	152	485

Net cash provided by operating activities	44,830	10,544

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(974,966)	(115,262)
Equity securities	(141,185)	(36,523)
Property and equipment	(16,484)	(2,290)
Maturities and redemptions of fixed maturity investments	73,260	88,109
Sales:
Fixed maturities	977,891	73,862
Equity securities	147,812	18,409

Net cash provided by investing activities	66,328	26,305

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	1,355	2,620
Acquisition of treasury stock	(137,157)	(32,289)
Dividends paid to shareholders	(5,224)	(4,612)

Net cash used in financing activities	(141,026)	(34,281)
Net (decrease) increase in cash and cash equivalents	(29,868)	2,568
Cash and cash equivalents at beginning of period	109,187	64,934

Cash and cash equivalents at end of period	$79,319	$67,502

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

INDEX TO NOTES

1. Reporting and Accounting Policies	6. Income Taxes

2. Share-Based Compensation	7. Supplemental Cash Flow Information

3. Computations of Earnings Per Share	8. Insurance Reserves

4. Long-Term Debt	9. Restructuring Charges

5. Investments	10. Accelerated Share Repurchase Program

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

New Accounting Standards

Infinity adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”) effective as of January 1, 2007. SFAS 155 permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. There was no impact to the accounting for the hybrid contract owned on the date of adoption. Currently, Infinity does not own any hybrid securities. All securities acquired in the future will be accounted for in accordance with the new guidelines.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS 159 on its financial condition, cash flow and results of operations.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net income as previously reported.

Restatement of Prior Year Consolidated Statement of Cash Flows

The consolidated cash flow statements for the three and nine months ended September 30, 2006 were restated due to an error between operating, investing and financing activities. As a result of the correction of this error, operating cash flows decreased by $17.9 million and $17.9 million, while investing cash flows increased by $17.9 million and $17.0 million and financing cash flows increased by $0.0 million and $0.9 million for the three and nine month periods ended September 30, 2006, respectively. The correction of the error had no effect on net cash flow.

	For the three months ended September 30 2006,		For the nine months ended September 30, 2006
	Restated	As Originally Reported	Restated	As Originally Reported
Net cash provided by operating activities	$4,057	$21,930	$10,544	$28,418
Net cash provided by (used in) investing activities	14,162	(3,695)	26,305	9,300
Net cash used in financing activities	(19,028)	(19,044)	(34,281)	(35,150)

Net (decrease) increase in cash and cash equivalents	(809)	(809)	2,568	2,568
Cash and cash equivalents at beginning of period	68,311	68,311	64,934	64,934

Cash and cash equivalents at end of period	$67,502	$67,502	$67,502	$67,502

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through September 30, 2007. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s 2002 Restricted Stock Plan. These shares of restricted stock will vest in full on July 31, 2011. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends, which will not be paid until the shares have vested. The restricted shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the third quarter and first nine months of 2007, $0.1 million of expense was recorded in the Consolidated Statement of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 12,553 shares have been issued through September 30, 2007. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1, 2006, a total of 2,990 shares of Infinity common stock, valued pursuant to the Directors’ Plan at $125,000, were issued to Infinity’s non-employee directors. On June 1, 2007, a total of 5,658 shares of Infinity common stock, valued pursuant to the Directors’ Plan at $300,000, were issued to Infinity’s non-employee directors.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 23,166 had been issued through September 30, 2007. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three months ended September 30, 2007 and 2006 approximated $11,100 and $11,500, respectively. The 15% discount for shares purchased during the nine months ended September 30, 2007 and 2006 approximated $29,700 and $33,300, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

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

Through September 30, 2007, there were 1,393,620 shares available for grant under the SOP. No options have been granted since 2004. The SOP allows forfeited options to be reissued. Options are generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control as defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

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

The weighted-average-grant-date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average-grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average-grant exercise price	$33.56	$16.11
Outstanding as of September 30, 2007	165,100	237,763

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the nine months ended September 30, 2007:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of December 31, 2006	450,016	$23.23
Granted	—	—
Exercised	(38,717)	22.72
Forfeited	(2,800)	33.58

Outstanding as of September 30, 2007	408,499	$23.21	5.79	$6.9

Vested or expected to vest as of September 30, 2007	408,499	$23.21	5.79	$6.9
Exercisable as of September 30, 2007	290,031	$22.76	5.77	$5.1

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of September 30, 2007, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the nine months ended September 30, 2007 and 2006 was $0.9 million and $1.7 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled $0.3 million and $0.7 million, respectively, for the nine months ended September 30, 2007 and 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, was approximately $0.9 million and $2.1 million, respectively.

As of September 30, 2007, there was $0.7 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of stock option and restricted stock shares which vested during the nine months ended September 30, 2007 and 2006 was approximately $0.9 million and $0.7 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computations of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net earnings for basic and diluted earnings per share	$17,063	$15,805	$53,143	$64,852
Average basic shares outstanding	18,430	20,197	19,112	20,483
Basic earnings per share	$0.93	$0.78	$2.78	$3.16

Average basic shares outstanding	18,430	20,197	19,112	20,483
Restricted stock not yet vested	48	—	17	8
Dilutive effect of assumed option exercises	181	191	199	212

Average diluted shares outstanding	18,659	20,388	19,328	20,703
Diluted earnings per share	$0.91	$0.78	$2.75	$3.13

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The September 30, 2007 fair value of $191.5 million was calculated using a 170 basis point spread to the ten-year U.S. Treasury Note of 4.61%, which was obtained from Bloomberg, a national broker quotation network.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2007 and 2006, there were no borrowings outstanding under the Credit Agreement.

Note 5 Investments

Summarized information for Infinity’s investment portfolio follows (in thousands):

	September 30, 2007
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value
				Gain	Loss
Fixed maturities	$1,171,732	$1,171,853	96%	$9,247	$(9,126)
Equity securities	48,837	51,625	4%	2,788	—

Total	$1,220,569	$1,223,478	100%	$12,035	$(9,126)

	December 31, 2006
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value
				Gain	Loss
Fixed maturities	$1,258,021	$1,250,185	96%	$9,020	$(16,856)
Equity securities	53,030	55,479	4%	2,449	—

Total	$1,311,051	$1,305,664	100%	$11,469	$(16,856)

	September 30, 2007	December 31, 2006
Number of positions held with unrealized:
Gains	240	204
Losses	245	301
Number of positions held that individually exceed unrealized:
Gains of $500,000	3	1
Losses of $500,000	0	1
Percentage of positions held with unrealized:
Gains that were investment grade	86%	83%
Losses that were investment grade	81%	94%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at September 30, 2007 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$31,945	$(300)	$(162)	$(138)	$—
Six months	58,162	(1,352)	(956)	(396)	—
Nine months	4,295	(75)	(75)	—	—
Twelve months	1,941	(52)	(52)	—	—
Greater than twelve months	472,178	(7,347)	(6,500)	(847)	—

Total	$568,521	$(9,126)	$(7,745)	$(1,381)	$—

*	As compared to amortized cost.

Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax		Tax Effects	Net
	Fixed Maturities	Equity Securities
Nine months ended September 30, 2007
Unrealized holding gains (losses) on securities arising during the period	$1,681	$3,612	$(1,853)	$3,440
Realized (gains) losses included in net income	6,276	(3,273)	(1,051)	1,952

Change in unrealized gains (losses) on marketable securities, net	$7,957	$339	$(2,904)	$5,392

Nine months ended September 30, 2006
Unrealized holding gains (losses) on securities arising during the period	$(5,125)	$3,099	$710	$(1,316)
Realized (gains) losses included in net income	1,518	249	(617)	1,150

Change in unrealized gains (losses) on marketable securities, net	$(3,607)	$3,348	$93	$(166)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 6 Income Taxes

Income tax expense for the three and nine months ended September 30, 2007 was $8.8 million and $28.3 million, respectively, compared to $7.4 million and $31.7 million for the same periods of 2006. The following table reconciles Infinity's statutory federal income tax rate to its effective tax rate (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Earnings before income taxes	$25,884	$23,236	$81,452	$96,592
Income taxes at statutory rates	9,059	8,132	28,508	33,807
Effect of:
Dividends-received deduction	(46)	(84)	(169)	(229)
Tax-exempt interest	(807)	(518)	(1,827)	(1,530)
Adjustment to valuation allowance	466	(248)	1,412	(676)
Other	149	149	385	368

Provision for income taxes as shown on the Consolidated Statements of Earnings	$8,821	$7,431	$28,309	$31,740

GAAP effective tax rate	34.1%	32.0%	34.8%	32.9%

In the third quarter and first nine months of 2007, Infinity increased its tax valuation allowance by approximately $466,000 and $1,412,000, respectively, due to losses realized on sales of securities.

Infinity reduced its tax valuation allowance by approximately $248,000 and $676,000 during the third quarter and first nine months of 2006, respectively, in recognition of approximately $0.7 million and $1.9 million of taxable capital gains realized during the third quarter and first nine months of 2006, respectively.

Infinity adopted the provisions of FIN 48 effective January 1, 2007 (See Note 1). As of the date of adoption, Infinity did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in Infinity’s Consolidated Balance Sheet at January 1, 2007.

Infinity does not have any interest or penalties accrued for unrecognized tax benefits as of September 30, 2007. Infinity is not currently under examination by the IRS. The statute of limitations for the calendar years 2004, 2005 and 2006 have not expired.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for restricted stock compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Income tax payments	$9,000	$10,800	$33,200	$36,800
Interest payments on debt	5,500	5,500	11,000	11,000

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance at Beginning of Period
Unpaid losses on known claims	$221,064	$234,674	$231,029	$262,626
IBNR losses	182,573	172,033	167,965	181,340
LAE	206,918	185,992	197,035	181,904

Total unpaid losses and LAE	610,555	592,699	596,029	625,870
Reinsurance recoverables	(26,199)	(14,668)	(27,579)	(15,421)

Unpaid losses and LAE, net of reinsurance recoverables	584,356	578,031	568,450	610,449

Current Activity
Loss and LAE incurred:
Current accident year	185,894	163,860	560,937	496,674
Prior accident years	(5,390)	118	(12,542)	(24,503)

Total loss and LAE incurred	180,504	163,978	548,395	472,171

Loss and LAE payments:
Current accident year	(130,489)	(116,929)	(297,290)	(259,662)
Prior accident years	(50,957)	(52,222)	(236,141)	(250,100)

Total loss and LAE payments	(181,446)	(169,151)	(533,431)	(509,762)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	583,414	572,858	583,414	572,858
Add back reinsurance recoverables	27,136	15,072	27,136	15,072

Total unpaid losses and LAE	$610,550	$587,930	$610,550	$587,930

Unpaid losses on known claims	$208,503	$229,144	$208,503	$229,144
IBNR losses	196,415	169,358	196,415	169,358
LAE	205,632	189,428	205,632	189,428

Total unpaid losses and LAE	$610,550	$587,930	$610,550	$587,930

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

Restructuring costs incurred in 2006 and the three and nine months ended September 30, 2007 are as follows (in thousands):

	2006	Three months ended September 30, 2007	Nine months ended September 30, 2007
Employee related costs	$4,782	$303	$(669)
Contract termination costs	—	973	1,522
Other exit costs	—	70	212

Total	$4,782	$1,346	$1,065

Infinity expects to incur additional charges of approximately $0.6 million during the fourth quarter of 2007 and $0.5 million during 2008 as additional facilities affected by the restructuring are sublet or closed.

Activity related to accrued restructuring charges as of September 30, 2007 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit Costs	Total liability
Balance at December 31, 2006	$4,782	$—	$—	$4,782
Incurred	205	1,522	212	1,939
Costs paid or settled	(2,083)	(368)	(212)	(2,663)
Net adjustments	(874)	—	—	(874)

Balance at September 30, 2007	$2,030	$1,154	$—	$3,184

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

Note 10 Accelerated Share Repurchase Program

On September 7, 2007, Infinity repurchased 2,554,932 shares through an accelerated share repurchase (“ASR”). The shares were purchased from a dealer at $39.14 per share for a total cost of $100 million. The dealer began purchasing shares on October 8, 2007, and is expected to purchase an equivalent number of shares by the end of May 2008. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. Infinity purchased a collar on a portion of the shares to provide some protection from a significant increase in Infinity’s stock price.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2

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

OVERVIEW

Net earnings and diluted earnings per share for the three months ended September 30, 2007 were $17.1 million and $0.91, respectively, compared to $15.8 million and $0.78, respectively, for the three months ended September 30, 2006. For the first nine months of 2007, net earnings and diluted earnings per share were $53.1 million and $2.75, respectively, compared to $64.9 million and $3.13, respectively, for the first nine months of 2006. Included in net earnings for the three months ended September 30, 2007 were $3.5 million ($5.4 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared to $0.1 million ($0.1 million pre-tax) of unfavorable development for the three months ended September 30, 2006. Excluding the favorable development, diluted earnings per share for the three months ended September 30, 2007 were $0.72 compared to $0.78 for the three months ended September 30, 2006. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results. The decline in diluted earnings per share, excluding development, is primarily due to $0.05 of restructuring charges recorded in the third quarter of 2007 as a result of losses on subleases. Net earnings for the nine months ended September 30, 2007 include $8.1 million ($12.5 million pre-tax) of favorable development compared to $15.9 million ($24.5 million pre-tax) for the first nine months of 2006. Excluding the favorable development, diluted earnings per share for the nine months ended September 30, 2007 of $2.33 were relatively flat compared with $2.36 for the nine months ended September 30, 2006.

Total revenues increased 9.5% and 9.7% for the three and nine months ended September 30, 2007 compared with the same periods of 2006. Driving the increase in revenues for the third quarter and first nine months of 2007 was a 10.3% and 10.7% increase in earned premiums, respectively, resulting from gross written premium growth of 14.6% during the first six months of 2007 compared to the same period in 2006. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Book value per share of $35.69 at September 30, 2007 represents an 8.2% increase over the book value per share of $32.98 at September 30, 2006. Return on equity for the three and nine months ended September 30, 2007 was 10.8% and 11.4%, respectively, compared with 9.7% and 13.5% for the three and nine months ended September 30, 2006.

REGULATORY ENVIRONMENT

Effective April 3, 2007, California adopted amended rate approval regulations, which among other changes, establishes, for personal auto and most other lines of property and casualty insurance written in California, a maximum permitted after-tax rate of return on invested capital at an insurance company level, currently set at 10.8%. In response to these amended regulations, as well as regulations adopted in October 2006 restricting use of territory as a rating variable, Infinity discussed over several months and came to a preliminary agreement with the California Department of Insurance to reduce base rates on its two principal programs by approximately 11.2%. In October, Infinity received approval for the base rate and class plan filing for its largest program in California

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and expects to implement the new filing effective January 1, 2008. Infinity believes that profitability in 2008 could be materially adversely affected to the extent that the reduction of base rates in California cannot be mitigated by improved risk selection within California, an increase in business at adequate margins in California, or an improvement in profitability in other states, or a combination of these factors.

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

Infinity classifies the states in which it operates into three categories:

•

“Focus States” – States in which Infinity has identified Urban Zones for 2007. These states include: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Missouri, Nevada, Pennsylvania, Tennessee and Texas.

•

“Maintenance States” – Infinity is maintaining its writings in these states which include Alabama, Indiana, Mississippi, Ohio, South Carolina and Virginia. These states contain no Urban Zones, but Infinity believes each Maintenance State offers the Company an opportunity for underwriting profit.

•	“Other States” – Includes all remaining states.

Infinity further classifies territories within the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix

•	California – Los Angeles, Sacramento, San Diego, Bay Area and San Joaquin Valley

•	Connecticut – Hartford

•	Florida – Jacksonville, Miami, Orlando and Tampa

•	Georgia – Atlanta

•	Missouri – Saint Louis

•	Pennsylvania – Philadelphia

•	Tennessee – Nashville

•	Texas – Dallas, El Paso, Fort Worth, Houston and San Antonio

•	“Non-Urban Zones” – include all remaining areas in the Focus States located outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities, thus the Focus States or Urban Zones may change over time as new market opportunities arise, as the allocation of resources changes, or as regulatory environments change.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premiums for the three months ended September 30, 2007 and 2006 ($ in thousands):

	Three months ended September 30,
	2007	2006	$ Change	% Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$175,209	$161,331	$13,878	8.6%
Non-Urban Zones	38,860	44,833	(5,973)	(13.3)%

Total Focus States	214,069	206,164	7,905	3.8%
Maintenance States	6,876	12,025	(5,149)	(42.8)%
Other States	1,343	4,137	(2,794)	(67.5)%

Subtotal	222,288	222,326	(38)	0.0%

Commercial Vehicle	8,937	10,513	(1,576)	(15.0)%
Classic Collector	5,539	5,136	403	7.9%
Other	391	380	11	2.9%

Total gross written premiums (a)	237,155	238,355	(1,200)	(0.5)%
Ceded reinsurance and effects of unearned premium transfers	(1,203)	(1,281)	78	(6.1)%

Net written premiums	235,952	237,074	(1,122)	(0.5)%
Change in unearned premiums	24,533	(943)	25,476	NM

Net earned premiums	$260,485	$236,131	$24,354	10.3%

(a)	The three months ended September 30, 2007 and 2006 excludes $0.0 million and $0.8 million, respectively, of premiums written on behalf of other companies.

NM = Not Meaningful

The following table shows Infinity’s net earned premiums for the nine months ended September 30, 2007 and 2006 ($ in thousands).

	Nine months ended September 30,
	2007	2006	$ Change	% Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$579,943	$487,686	$92,257	18.9%
Non-Urban Zones	138,265	136,586	1,679	1.2%

Total Focus States	718,208	624,272	93,936	15.0%
Maintenance States	27,084	37,546	(10,462)	(27.9)%
Other States	6,094	11,911	(5,817)	(48.8)%

Subtotal	751,386	673,729	77,657	11.5%

Commercial Vehicle	29,150	33,012	(3,862)	(11.7)%
Classic Collector	15,732	14,418	1,314	9.1%
Other	1,292	6,272	(4,980)	(79.4)%

Total gross written premiums (a)	797,560	727,431	70,129	9.6%
Ceded reinsurance and effects of unearned premium transfers	(3,669)	(3,325)	(344)	10.4%

Net written premiums	793,891	724,106	69,785	9.6%
Change in unearned premiums	(12,602)	(18,081)	5,479	(30.3)%

Net earned premiums	$781,289	$706,025	$75,264	10.7%

(a)	The nine months ended September 30, 2007 and 2006 excludes $0.1 million and $4.8 million of premiums written on behalf of other companies. 2006 also excludes $0.7 million of unearned premium transfers relating to the commutation of a reinsurance agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies-in-force as of September 30, 2007 and 2006.

	As of September 30,
	2007	2006	# Change	% Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	614,043	487,789	126,254	25.9%
Non-Urban Zones	132,838	131,132	1,706	1.3%

Total Focus States	746,881	618,921	127,960	20.7%
Maintenance States	25,695	37,475	(11,780)	(31.4)%
Other States	3,906	9,754	(5,848)	(60.0)%

Total personal auto insurance	776,482	666,150	110,332	16.6%

Commercial Vehicle	14,156	14,866	(710)	(4.8)%
Classic Collector	59,445	58,063	1,382	2.4%
Other	985	7,317	(6,332)	(86.5)%

Total policies-in-force	851,068	746,396	104,672	14.0%

Gross written premiums decreased 0.5% during the third quarter of 2007 compared with the third quarter of 2006 while gross written premiums increased 9.6% during the first nine months of 2007 compared to the same period in 2006. During the first nine months of 2007, Infinity filed and implemented 43 rate revisions in various states with an overall rate impact of a 2.8% increase. Policies-in-force at September 30, 2007 increased 14.0% compared to September 30, 2006.

Personal auto insurance gross written premiums in Infinity’s twelve Focus States increased 3.8% and 15.0% during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006 primarily from growth in California as Infinity benefited during the first nine months of 2007 from new policies issued as a result of the California Department of Motor Vehicles’ implementation of electronic enforcement of compulsory auto insurance laws beginning on October 1, 2006. As expected, Infinity’s gross written premium in California continued to grow during the third quarter of 2007 but at a slower rate as the implementation of electronic enforcement was fully implemented on September 30, 2007. During the third quarter of 2007, California gross written premiums grew 8.3% compared to the same period in 2006. By comparison, California gross written premiums grew 22.5% and 19.7% during the first and second quarters of 2007, respectively, compared to the same periods in 2006. Gross written premiums in California are expected to decline in the fourth quarter of 2007 as compared with the fourth quarter of 2006 as a result of the strong growth in the fourth quarter of 2006 resulting from electronic enforcement. In addition to California, Arizona, Nevada and Texas had strong gross written premium growth during the third quarter of 2007. Growth in Arizona and Texas is primarily from continued penetration in the Phoenix, Houston and San Antonio markets. Infinity’s products were introduced in Las Vegas in March 2006 and have continued to grow through the first nine months of 2007. For the first nine months of 2007, gross written premium grew in ten of the twelve Focus States as compared with the first nine months of 2006. Gross written premium in Infinity’s 20 target Urban Zones grew 8.6% and 18.9% during the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006, with 15 and 18 of the Urban Zones posting gross written premium growth during the third quarter and first nine months of 2007, respectively.

Gross written premium in the Maintenance States declined 42.8% and 27.9% during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006, primarily as a result of declines in Alabama, Mississippi and South Carolina. To improve profitability, Infinity raised rates five points in South Carolina during 2006, seven points in Alabama during the first quarter of 2007 and four points in Mississippi during the first nine months of 2007, which has slowed new business production.

Gross written premium for the Commercial Vehicle business declined 15.0% and 11.7% during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. During the third quarter of 2007, gross written premium growth in California, Connecticut and Georgia was more than offset by declining premiums in Florida and New York. To improve underwriting results in Florida, Infinity increased rates nine points in the fourth quarter of 2006 and two points in July 2007, and as a result, Commercial Vehicle premiums have declined substantially during the first nine months of 2007. Gross written premiums in New York should continue to decline as it is not a Focus State for Infinity.

Infinity’s Classic Collector book of business grew 7.9% and 9.1% during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006, primarily from growth in California, Florida, Nevada, Pennsylvania and Texas.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ceded reinsurance and the effects of unearned premium transfers grew by 10.4% during the first nine months of 2007 compared to the first nine months of 2006. This increase was primarily a result of the first nine months of 2006 including a one-time unearned premium transfer of $0.7 million. Without the effect of the 2006 unearned premium transfer, ceded reinsurance declined 8.8% during the nine-month period ended September 30, 2007. During the third quarter of 2007, ceded reinsurance and the effects of unearned premium declined 6.1% compared to the same period in 2006. Infinity maintains an excess loss reinsurance treaty for higher limits personal auto liability coverages. Premiums ceded under this treaty have declined during the third quarter and first nine months of 2007 since Infinity sold the renewal rights on the Connecticut book of business assumed from Great American Insurance (“Assumed Agency Business”), which consisted predominantly of higher policy limits for standard and preferred business.

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

The following table presents the statutory and GAAP combined ratios:

	Three months ended September 30,						% Change
	2007			2006
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	69.2%	20.0%	89.2%	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	79.8%	25.6%	105.4%	N/A	N/A	N/A	N/A	N/A	N/A
Total Focus States	71.3%	20.9%	92.2%	69.2%	21.9%	91.1%	2.1%	(1.0)%	1.1%
Maintenance States	43.4%	26.7%	70.1%	72.8%	28.6%	101.4%	(29.4)%	(1.9)%	(31.3)%
Other States	54.8%	46.3%	101.1%	78.1%	19.5%	97.6%	(23.3)%	26.8%	3.5%
Subtotal	70.1%	21.3%	91.4%	69.6%	22.2%	91.8%	0.5%	(0.9)%	(0.4)%

Commercial Vehicle	60.1%	24.7%	84.8%	78.1%	20.8%	98.9%	(18.0)%	3.9%	(14.1)%
Classic Collector	46.4%	47.4%	93.8%	39.0%	55.9%	94.9%	7.4%	(8.5)%	(1.1)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	69.2%	22.3%	91.5%	69.4%	22.5%	91.9%	(0.2)%	(0.2)%	(0.4)%
GAAP ratios	69.3%	24.0%	93.3%	69.4%	24.9%	94.3%	(0.1)%	(0.9)%	(1.0)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30,						% Change
	2007			2006
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	72.7%	19.7%	92.4%	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	74.0%	23.6%	97.6%	N/A	N/A	N/A	N/A	N/A	N/A
Total Focus States	72.9%	20.5%	93.4%	67.2%	21.5%	88.7%	5.7%	(1.0)%	4.7%
Maintenance States	54.0%	24.2%	78.2%	72.3%	27.9%	100.2%	(18.3)%	(3.7)%	(22.0)%
Other States	41.8%	31.0%	72.8%	4.8%	26.3%	31.1%	37.0%	4.7%	41.7%
Subtotal	71.8%	20.7%	92.5%	66.2%	21.9%	88.1%	5.6%	(1.2)%	4.4%
Commercial Vehicle	46.8%	23.4%	70.2%	85.7%	19.8%	105.5%	(38.9)%	3.6%	(35.3)%
Classic Collector	42.4%	51.0%	93.4%	37.6%	55.7%	93.3%	4.8%	(4.7%)	0.1%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM
Total statutory ratios	70.2%	21.5%	91.7%	66.9%	22.2%	89.1%	3.3%	(0.7)%	2.6%
GAAP ratios	70.2%	23.6%	93.8%	66.9%	24.3%	91.2%	3.3%	(0.7)%	2.6%

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the third quarter of 2007 decreased 0.4 points compared to the same period in 2006, but increased 2.6 points during the first nine months of 2007 compared to the first nine months of 2006. The third quarter of 2007 benefited from $5.4 million of favorable development on loss and LAE reserves compared to $0.1 million of unfavorable development in the third quarter of 2006. Excluding development, the statutory combined ratio for the three months ended September 30, 2007, was 93.6% compared to 91.9% for the three months ended September 30, 2006. Favorable development for the first nine months of 2007 and 2006 was $12.5 million and $24.5 million, respectively. Excluding favorable development, the statutory combined ratio for the first nine months of 2007 was 93.3% compared with 92.6% for the same period in 2006. The increase in the combined ratio excluding favorable development for the nine months ended September 30, 2007 is primarily attributable to an increase in claims frequency. Losses from catastrophes were $0.1 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, compared to $0.0 million and $0.8 million for the same periods in 2006.

The 2.1 point increase in the loss and LAE ratio in the Focus States during the third quarter of 2007 compared to the same period in 2006 is primarily a result of increased claims frequency in California and Florida. In addition to the increase in claims frequency, a greater amount of favorable development recognized during the nine months ended September 30, 2006 contributed to the 5.7 point increase in loss and LAE ratio during the first nine months of 2007. The underwriting expense ratio in both the third quarter and first nine months of 2007 has declined 1.0 point, compared to the same periods in 2006. The growth in gross written premiums over which to spread fixed costs has contributed to the decline in underwriting expense, in addition to a greater amount of fee income, which reduces underwriting expenses, collected during the first nine months of 2007.

The loss and LAE ratio in the Maintenance States during the third quarter and first nine months of 2007 improved compared with the same period in 2006, primarily as a result of improving loss and LAE ratios in Alabama and South Carolina. Infinity has increased rates in both of these states in the last twelve months in an effort to improve profitability. An increase in fee income contributed to the improvement in the underwriting ratio in the Maintenance States for the three and nine months ended September 30, 2007 as compared with the same periods in 2006.

The loss and LAE ratio for the Commercial Vehicle business declined during the third quarter of 2007 as compared with the same period primarily as a result of two extra-contractual claims settled in the third quarter of 2006 which added 7.4 points to the combined ratio in 2006. In addition to the reduction in loss and LAE ratio due to the extra-contractual claims settled in 2006, the loss and LAE ratio for the first nine months of 2007 improved due to favorable development on prior accident year loss and LAE reserves. Underwriting expense for the three and nine months ended September 30, 2007 increased compared with the same periods in 2006, primarily due to the decline in written premium over which to spread fixed costs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Income

Investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gross investment income	$17,692	$17,525	$52,987	$53,296
Investment expenses	(583)	(592)	(1,845)	(1,812)

Net investment income	$17,109	$16,933	$51,142	$51,484

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the nine months ended September 30, 2007 declined compared to the same period in 2006 due to a one-time benefit of $0.7 million recognized during the second quarter of 2006 related to the catch up of amortization of bond discount on securities sold that had previously been impaired. Excluding this one-time benefit, investment income for nine months ended September 30, 2007 increased as a result of slightly higher book yields.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(593)	$(1,179)	$(1,772)	$(568)	$(14)	$(582)
Equities	—	—	—	(2,115)	916	(1,199)

Total	$(593)	$(1,179)	$(1,772)	$(2,683)	$902	$(1,781)

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(2,614)	$(3,662)	$(6,276)	$(1,407)	$(111)	$(1,518)
Equities	—	3,273	3,273	(2,381)	2,132	(249)

Total	$(2,614)	$(389)	$(3,003)	$(3,788)	$2,021	$(1,767)

For Infinity’s securities held with unrealized losses, management believes that, based on its analysis (i) Infinity will recover its cost basis in these securities in a relatively short period of time and/or (ii) that Infinity has the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on Infinity’s liquidity.

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at September 30, 2007, the pre-tax earnings impact would have been $7.3 million. Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2007 was $2.8 million and $8.3 million, respectively, and $2.8 million and $8.3 million, respectively, for the same periods in 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income

Other income for the three and nine months ended September 30, 2007 was $0.1 million and $1.7 million, respectively, compared to $0.8 million and $2.1 million, respectively for the corresponding periods of 2006. The $0.7 million decrease in other income during the third quarter of 2007 is primarily due to fees received in the third quarter of 2006 on renewal premium from the 2005 sale of the Assumed Agency Business’ Connecticut personal auto book in addition to the continued decline of finance charge income from the assumed business that is in runoff. These items also contributed to the $0.4 million decline in other income during the first nine months of 2007 but are somewhat offset by fees received during the second quarter of 2007 on renewal premium from the 2005 sale of the Connecticut personal auto book.

Other Expenses

Other expenses for the three months ended September 30, 2007 were $0.7 million compared to $1.7 million for the corresponding period of 2006. Other expenses for the nine months ended September 30, 2007 were $1.6 million compared to $3.6 million for the same period of 2006. The decline in other expenses for both the three months and nine months ended September 30, 2007 is primarily as a result of a decrease in incurred corporate litigation expenses during the nine months of 2007 and losses on subleases recognized during the first nine months of 2006.

Income Taxes

The following table reconciles the Company’s GAAP effective tax rate for the three months and nine months ended September 30, 2007 and 2006, respectively (See Note 6 of the Consolidated Financial Statements for additional information):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Adjustments
Dividends-received deduction	(0.2)%	(0.3)%	(0.2)%	(0.2)%
Tax-exempt interest	(3.1)%	(2.2)%	(2.2)%	(1.6)%
Adjustment to valuation allowance	1.8%	(1.1)%	1.7%	(0.7)%
Other	0.6%	0.6%	0.5%	0.4%

GAAP Effective tax rate	34.1%	32.0%	34.8%	32.9%

In the third quarter and first nine months of 2007, Infinity increased its tax valuation allowance due to sales of securities, which generated capital losses. Infinity reduced its tax valuation allowance during the third quarter and first nine months of 2006 in recognition of taxable capital gains realized.

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

At September 30, 2007, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2007, Infinity increased its quarterly dividend to $.090 per share from $.075 per share. At this current amount, Infinity’s 2007 annualized dividend payments would be approximately $5.9 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In January 2005, the Board of Directors authorized a share repurchase program expiring on December 31, 2007, whereby the Company could repurchase up to an aggregate amount of $50 million of its outstanding common shares. During the third quarter and first nine months of 2006, Infinity repurchased 451,000 shares at an average cost, excluding commissions, of $39.37 and 814,300 shares at an average cost, excluding commissions, of $40.31, respectively. This program was completed on December 28, 2006.

In October 2006, the Company announced that the Board of Directors approved a second share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. During the third quarter and first nine months of 2007, Infinity repurchased 564,993 shares at an average cost, excluding commissions, of $42.18 and 832,479 shares at an average cost, excluding commissions, of $44.10, respectively.

In August 2007, the Company announced that the Board of Directors approved a third program to repurchase an additional $100 million of shares. On September 7, 2007 Infinity repurchased 2,554,932 shares through an accelerated share repurchase (“ASR”). The shares were purchased from a dealer at $39.14 per share for a total cost of $100 million. The dealer began purchasing shares on October 8, 2007, and is expected to purchase an equivalent number of shares by the end of May 2008. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. Infinity purchased a collar on a portion of the shares to provide some protection from a significant increase in Infinity’s stock price.

Funds to meet Infinity’s cash needs may come primarily from dividends and tax payments from the insurance subsidiaries, borrowing on its line of credit, as well as cash and investments held by the holding company. As of September 30, 2007, Infinity had $136.4 million of cash and investments. In 2006, Infinity’s insurance subsidiaries paid Infinity $160.0 million in ordinary dividends. In 2007, Infinity’s insurance subsidiaries may pay to Infinity up to $113.8 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2007, $50.3 million of dividends have been paid by the insurance subsidiaries.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at September 30, 2007 or 2006.

Infinity's insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $13.6 million and $48.3 million for the three and nine months ended September 30, 2007, respectively, and approximately $7.1 million and $19.1 million for the three and nine months ended September 30, 2006, respectively. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries have available the proceeds from maturing, and sales of, securities from its $1.1 billion fixed maturity portfolio at September 30, 2007.

Management believes that cash and investment balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance provides protection for losses up to $10 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Premiums ceded under these agreements for the three months ended September 30, 2007 and 2006 were $1.1 million and $1.2 million, respectively. Premiums ceded under these agreements for the nine months ended September 30, 2007 and 2006 were $3.4 million and $3.9 million, respectively. Infinity also utilizes reinsurance to mitigate losses on its Classic Collector business as well as its small homeowners book, which is currently in runoff.

Investments

On April 1, 2007, Infinity’s four-year agreement with its previous investment manager ended. At that time, Infinity engaged two unaffiliated money managers for its fixed income portfolio and a Wilshire 5000 exchange traded fund for the equity portfolio. In the second and third quarters of 2007, the fixed income managers repositioned the investment portfolio to take advantage of opportunities

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

identified in municipal bonds and high quality, well collateralized mortgage-backed and CMO securities resulting in significant sales and purchase activity on the Consolidated Statements of Cash Flows.

Infinity’s consolidated investment portfolio at September 30, 2007 contained approximately $1.2 billion in fixed maturity securities and $51.6 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2007, Infinity had pre-tax net unrealized gains of $0.1 million on fixed maturities and $2.8 million on equity securities. Combined, the pre-tax net unrealized gain increased by $14.8 million and $8.3 million for the three and nine months ended September 30, 2007, primarily due to a decline in general market interest rates.

Approximately 95% of Infinity’s fixed maturity investments at September 30, 2007 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA+. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.7 years at September 30, 2007.

At September 30, 2007, Infinity’s fixed maturity portfolio included 13 CMOs, or 2.3% of the total market value of the fixed income portfolio, with exposure to sub-prime and Alt-A mortgages. Although these CMOs have sub-prime mortgages as underlying collateral, all but one of them have AAA ratings and are in well secured tranches. One security, with a market value of $1.1 million has an AA rating.

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2007, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

Maturity	Fair Market Value				Amortized Cost
	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$4,973	$10,952	$—	$15,925	$15,720
After one year through five years	175,192	247,739	1,137	424,068	424,366
After five years through ten years	114,133	73,182	2,367	189,682	188,410
After ten years	82,072	6,969	—	89,041	87,933
Mortgage-backed securities	223,458	229,679	—	453,137	455,303

Total	$599,828	$568,521	$3,504	$1,171,853	$1,171,732

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2007, there were no material changes to the information provided in Infinity’s Form 10-K for 2006 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2007. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first nine months of 2007 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

Except as discussed below, the Company has not become a party to any new legal proceedings and there have been no material developments in the Company’s legal proceedings since the Company filed its Form 10-K for the year ended December 31, 2006. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the form 10-K for the year ended December 31, 2006.

Georgia Hensley v. Computer Sciences Corporation, et al. (Circuit Court of Miller County, Arkansas) is a class action filed in February 2005. The action was brought against over 500 insurance companies and several providers of database vendors and charges that software programs used to calculate claims on bodily injury undervalues amounts owed to policyholders. Great American Insurance Company, a subsidiary of American Financial Group, Inc., and certain of its subsidiaries and affiliates (collectively, “GAIC”), named defendants in this proceeding, have reached a settlement agreement with the plaintiffs. On August 20, 2007, the Circuit Court of Miller County, Arkansas approved the settlement agreement between these parties. Infinity is contractually obligated to reimburse GAIC for a portion of the settlement amount pursuant to a reinsurance agreement between Infinity and GAIC. A loss reserve has been established to cover the anticipated costs and expenses of this matter.

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

In response to these amended regulations, as well as regulations adopted in October 2006 restricting use of territory as a rating variable, Infinity came to a preliminary agreement with the California Department of Insurance to reduce base rates by approximately 11.2%. In October 2007, Infinity received approval for the base rate and class plan filings for its largest California program and is expected to implement the changes effective January 1, 2008. Profitability in 2008 could be materially adversely affected by the reduction of base rates in California with the extent of the impact on profitability to be determined by the shift of business within California, the mix of California business as a percentage of Infinity’s countrywide total and the profitability of states outside of California.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	60,741	$49.35	60,741	$84,114,397
August 1, 2007 – August 31, 2007	479,809	41.34	479,809	164,264,926
September 1, 2007 – September 30, 2007	2,579,375	39.16	2,579,375	63,239,399

Total	3,119,925	$39.69	3,119,925	$63,239,399

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the Plan, whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares.

On September 7, 2007, Infinity repurchased 2,554,932 shares at an average price, excluding commissions, of $39.14 per share for a total cost of $100 million, through an accelerated share repurchase (“ASR”) program as authorized by the Board of Directors in August 2007. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. The dealer began purchasing shares on October 8, 2007 and is expected to complete the program by the end of May 2008.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 8, 2007		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)