Form 10-K
period 2007-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2008-02-28
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 29, 2007, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $978,050,335 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.

As of February 15, 2008, there were 16,200,996 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 20, 2008, are incorporated by reference in Part III hereof.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending or new litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

PART I

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Infinity is headquartered in Birmingham, Alabama. The Company employed approximately 2,100 persons at December 31, 2007.

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

Please see Note 1 to the Consolidated Financial Statements for additional information regarding the history and organization of Infinity. References to Infinity, unless the context requires otherwise, include the combined operations of its subsidiaries (collectively the “NSA Group”) and the in-force personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from American Financial Group Inc.’s (“AFG”), formerly Infinity’s parent company, principal property and casualty subsidiary, Great American Insurance Company (“GAI”). Unless indicated otherwise, the financial information herein is presented on a GAAP basis.

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 36% of the estimated $451 billion of annual industry premiums. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay higher premiums for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Independent agents sell approximately one-third of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. Infinity believes that, relative to the standard and preferred auto insurance market, a disproportionately larger portion of nonstandard auto insurance is sold through independent agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity, followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many automobile insurers attempted to capture more business by reducing rates. Infinity believes that these industry-wide rate reductions, combined with increased severity and frequency trends during the years 1998 through 2000, contributed to the deterioration of industry loss ratios in that period. Infinity reacted by increasing personal auto rates by 15% in 2001 and 12% in 2002. During the same period, most of the industry, including some of the largest companies, raised rates and tightened underwriting standards in order to address poor results, and other insurance companies withdrew from the market because of their inability to compete successfully, impaired capital positions, or because of a decrease in the availability of reinsurance. However, beginning in the second half of 2003, competitors who remained in the marketplace began to compete more aggressively for independent agents’ business by offering increased sales and commission incentives. This competition for the independent agents’ business through enhanced incentives has continued for the last several years, including 2007. Infinity also noted that during 2005 and 2006 some competitors were reducing their overall rates with larger rate reductions in certain segments of the business. The personal automobile component of the Consumer Price Index (“CPI”) reflects this trend as it indicates personal automobile insurance rates have increased just 0.8% and 1.0% during 2006 and 2005, respectively, after increasing 3.4% and 4.5% during 2004 and 2003, respectively. During 2007, Infinity observed competitors continuing to reduce rates in certain segments of the business, but also observed, in the latter part of the year, a few competitors in certain states increasing rates and tightening underwriting standards. Industry rates in 2007, as measured by the CPI, increased 0.5%. Infinity’s average rate increases on its personal auto business were 3.5%, 0.8%, 2.2% and 2.7% for 2007, 2006, 2005 and 2004, respectively.

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2006, the five largest automobile insurance companies accounted for approximately 49% of the industry’s net written premiums and the largest ten accounted for approximately 65% (2007 industry data not available). Approximately 352 insurance groups compete in the personal auto insurance industry, according to A.M. Best. Some of these groups specialize in nonstandard auto insurance, while others insure a broad spectrum of personal auto insurance risks.

Operations

Infinity is organized into two regions, East and West. Each region has its own product management and business development staff. The regions are also supported by the following centralized departments: marketing, claims, customer service, accounting, treasury, human resources and information technology resources. Monthly executive team meetings, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Legal Officer, the Chief Human Resources Officer, the Chief Information Technology Officer, the Chief Actuary, the Chief Claims Officer and the two regional presidents, allow for sharing of information among regions and for setting policies and making key strategic decisions.

Infinity estimates that approximately 98% of its personal auto business is nonstandard auto insurance. Based on data published by A.M. Best, Infinity believes that it is the third largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, monoline commercial auto insurance and classic collector automobile insurance.

Summarized historical financial data for Infinity is presented below (in thousands):

	Twelve months ended December 31,
	2007	2006	2005
Gross written premium	$1,019,119	$992,409	$1,002,813
Net written premium	1,014,262	982,190	979,635
Net earnings	71,944	87,282	106,308

	as of December 31,
	2007	2006
Total assets	$1,916,610	$2,014,354
Total liabilities	1,315,386	1,349,753
Total shareholders’ equity	601,224	664,601

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity has a history of favorable underwriting results. The following table compares Infinity’s statutory combined ratio in past years with those of the private passenger auto industry. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses (“LAE”) to net earned premiums) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses to net written premiums). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. Infinity has consistently performed better than the industry as shown below:

	2007	2006	2005	2004	2003	2003-2007	1998-2007
Infinity	91.8%	88.7%	90.0%	90.3%	94.9%	90.8%	96.3%
Industry (a)	97.5%	95.5%	95.1%	94.3%	98.4%	96.1%	100.2%

Percentage points better than industry	5.7%	6.8%	5.1%	4.0%	3.5%	5.3%	3.9%

(a)	Private passenger auto industry combined ratios were obtained from A.M. Best. The industry combined ratio for 2007 is an estimate based on data obtained from A.M. Best.

Products

Personal Automobile is Infinity’s primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. Infinity offers three primary products to individual drivers: the Low-Cost product, which offers the most restricted coverage, the Value-Added product, which offers broader coverage and higher limits, and the Premier product, which offers the broadest coverage and is designed for standard and preferred risk drivers. For the year ended December 31, 2007, Infinity’s mix of personal automobile written premium was 14% Low-Cost, 84% Value-Added and 2% Premier.

Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. Infinity offers monoline commercial automobile insurance to businesses with fleets of 12 or fewer vehicles. Businesses that are involved in what Infinity considers to be hazardous operations or interstate commerce are generally avoided.

Classic Collector provides protection for classic collectible automobiles. Infinity’s Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils.

Infinity’s three product groups contributed the following percentages of total gross written premiums:

	Twelve months ended December 31,
	2007	2006	2005
Personal Automobile	94%	93%	90%
Commercial Vehicle	4%	4%	4%
Classic Collector	2%	2%	2%
Other Lines	0%	1%	4%

Total	100%	100%	100%

Distribution and Marketing

Infinity distributes its products primarily through a network of over 13,000 independent agencies (with approximately 17,000 locations). Independent agencies were responsible for approximately 95% of Infinity’s gross written premiums for the twelve-month period ended December 31, 2007. In 2007, three independent agencies each accounted for between 2% and 3% of Infinity’s gross written premiums, and five other agencies each accounted for between 1% and 2% of the Company’s gross written premiums. Infinity pays each agent a commission, based on contractual rates multiplied by the premiums the agent generates. On a limited basis, Infinity also offers contingent commission arrangements, typically in the form of higher commission rates, to agencies in order to spur premium growth in profitable areas. In 2007, contingent commission arrangements represented approximately 1% of total agency compensation.

Infinity also fosters agent relationships by providing them with access to Infinity’s Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Internet-based software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes the array of services that it offers to its agents adds significant value to the agents’ businesses. For example, “Providing Agents Service and Support Program” is Infinity’s incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2007, Infinity spent $9.6 million on co-op advertising and promotions.

Strategic partnerships are another mode of distribution for Infinity. These are relationships with non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity’s companies for their nonstandard risks. Infinity believes these relationships are mutually beneficial because its partners gain access to Infinity’s nonstandard auto expertise, and Infinity gains access to a new distribution channel. This channel represented approximately 5% of gross written premiums in 2007.

Infinity also has two pilot programs for alternative methods of distribution. In November 2006, Infinity launched a pilot program based on considerable market research that suggested a need in urban Hispanic communities for a one-stop financial service center. This led to the establishment of an Infinity Plus retail store in Los Angeles. Through conveniently located and readily accessible Infinity Plus stores, consumers can purchase automobile insurance from Infinity, as well as, other insurance products, such as life insurance, offered by partner insurance companies. In addition, services such as check cashing, wire transfers and travel services are also available. Infinity currently has 5 company-owned Infinity Plus locations: one in suburban Los Angeles, one in Phoenix, and three in Chicago. Infinity also extends opportunities to select agents to offer Infinity Plus services and products in agent-owned stores. In 2007, Infinity launched a direct-to-consumer pilot program in Arizona through which consumers can quote and purchase automobile insurance over the Internet. Although 2007 gross written premiums from these two pilot programs represented less than 1% of total gross written premiums, the company views each of these initiatives as strategically important measures to ensure that Infinity is best positioned and prepared to meet the evolving needs and preferences of its targeted consumers. Infinity will continue to monitor the progress of these pilot programs to determine if they will be expanded beyond the test markets.

Infinity is licensed to write insurance in all 50 states and the District of Columbia, but is committed to growth in targeted urban areas (“Urban Zones”) identified within selected focus states that management believes offer the greatest opportunity for premium growth and profitability.

Infinity classifies the states in which it operates into three categories:

•

“Focus States” – Infinity has identified current and future Urban Zones in these states which include: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Missouri, Nevada, Pennsylvania, Tennessee and Texas.

•

“Maintenance States” – Infinity is maintaining its writings in these states which include: Alabama, Indiana, Mississippi, Ohio, South Carolina and Virginia. These states contain no Urban Zones, but Infinity believes each Maintenance State offers the Company an opportunity for underwriting profit.

•	“Other States” – Includes all remaining states.

Infinity further classifies the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix

•	California – Los Angeles, Sacramento, San Diego, San Francisco and San Joaquin Valley

•	Connecticut – Hartford

•	Florida – Jacksonville, Miami, Orlando and Tampa

•	Georgia – Atlanta

•	Missouri – Saint Louis

•	Pennsylvania – Philadelphia

•	Tennessee – Nashville

•	Texas – Dallas, El Paso, Fort Worth, Houston and San Antonio

•	“Non-Urban Zones” – include all remaining areas in the Focus States outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities, thus the Focus States, Urban Zones or Maintenance States may change over time as new market opportunities arise, as the allocation of resources changes, or as regulatory environments change.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Total gross written premiums among the three state categories are as follows:

	Twelve months ended December, 31
	2007	2006	2005
Personal Auto Insurance
Focus States:
California
Urban Zones	51%	48%	45%
Non-Urban Zones	2%	2%	2%
Florida
Urban Zones	7%	7%	7%
Non-Urban Zones	6%	8%	8%
Georgia
Urban Zones	3%	3%	2%
Non-Urban Zones	3%	4%	4%
Texas
Urban Zones	4%	3%	2%
Non-Urban Zones	*	*	*
Pennsylvania
Urban Zones	3%	3%	3%
Non-Urban Zones	2%	2%	2%
Arizona
Urban Zones	3%	3%	2%
Non-Urban Zones	*	*	*
Connecticut
Urban Zones	2%	2%	1%
Non-Urban Zones	*	*	*
Nevada
Urban Zones	—	—	—
Non-Urban Zones	2%	*	—
Missouri
Urban Zones	*	*	*
Non-Urban Zones	*	*	*
Tennessee
Urban Zones	*	*	*
Non-Urban Zones	*	*	*
Colorado
Urban Zones	—	—	—
Non-Urban Zones	*	*	*
Illinois
Urban Zones	—	—	—
Non-Urban Zones	*	—	*

Total Focus States	90%	87%	82%
Maintenance States	3%	5%	5%
Other States	1%	1%	3%

Subtotal	94%	93%	90%
Commercial Vehicle	4%	4%	4%
Classic Collector	2%	2%	2%
Other	0%	1%	4%

Total All States and All Lines	100%	100%	100%

Total $ (in thousands) - All States and All Lines	1,019,011	986,741	988,670

(1)	2007, 2006 and 2005 exclude $0.1 million, $5.0 million and $9.8 million, respectively, of premiums written on behalf of other companies. 2006 and 2005 also exclude $0.7 million and $4.3 million, respectively, of unearned premium transfers.
(2)	* denotes less than one percent

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low-cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2006, years for which industry data are available from A.M. Best, Infinity’s statutory ratio of underwriting expenses to premiums written has averaged 22.2%, which is 3.7 points better than the independent agency segment of the private passenger automobile industry average of 25.9% for the same period.

Claims Handling

Infinity strives for accuracy, consistency and fairness in its claim resolutions. Infinity’s claims organization employs approximately 1,000 people and has 31 field locations. Infinity provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity predominantly uses its own local adjusters and appraisers, who typically respond to claims within 24 hours of a report. In 2005, Infinity began operating claims service centers, which allow a customer to conveniently bring in their vehicles for damage appraisal. Five service centers were in operation in 2007 with five additional planned for opening in 2008 within certain of the company’s Urban Zones.

Infinity is committed to the field handling of claims in Urban Zones and believes it provides, when compared to alternative methods, better service to its customers and better control of the claim resolution process. Infinity opens claims branch offices in the Urban Zones where the volume of business will support them. Customer interactions can occur with generalists (initial and continuing adjusters) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance.

Ratings

A.M. Best has assigned Infinity’s insurance company subsidiaries a group financial strength rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers that have, on average, “excellent balance sheet strength, operating performance and business profile” when compared to their standards, and in A.M. Best’s opinion, “have an excellent ability to meet their ongoing obligations to policyholders”. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection.

Regulatory Environment

Infinity’s insurance company subsidiaries are subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve and investment requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating methods and processes of how an insurer conducts it business. Recent examples of the latter include the establishment in California of auto rating factor and rate approval regulations, proscription on credit based insurance scoring, prohibition of certain business practices with auto body repair shops, and attempts to set uniform auto body repair shop parts and labor rates. Some of these regulatory actions have come with the support of legislation, while others have been contested through judicial challenges.

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to participate in various assigned risk pools, reinsurance facilities or underwriting associations, which provide various insurance coverages to individuals who otherwise are unable to purchase that coverage in the voluntary market. Participation in these involuntary plans is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these plans traditionally have been unprofitable. The amount of premiums Infinity might be required to assume in a given state in connection with an involuntary plan may be reduced because of credits Infinity may receive for nonstandard policies that it voluntarily writes. Many states also have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel and non-renew policies.

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct on-site visits and examinations of the companies’ affairs. At December 31, 2007, Infinity’s insurance subsidiaries were involved in four market

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

conduct examinations. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against Infinity’s insurance subsidiaries. Every five years, Infinity’s insurance subsidiaries are subject to a financial examination by the states in which the subsidiaries are domiciled. During 2007, the states’ examinations of 2006 statutory financial statements were completed with no financial adjustments required.

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

Infinity is a holding company with no business operations of its own. Consequently, Infinity’s ability to pay dividends to shareholders and meet its debt payment obligations is largely dependent on dividends or other distributions from its insurance company subsidiaries, current investments and cash held. State insurance laws restrict the ability of Infinity’s insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an “extraordinary dividend” until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has either not objected or has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31st, or the insurer’s net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. In addition, an insurer’s remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

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

The ordinary dividend capacity and payment activity of Infinity’s insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table (in thousands):

	2008	2007	2006
Maximum ordinary dividends available to Infinity (a)	$79,001	$113,896	$160,350
Dividends paid from subsidiaries to parent	—	$90,291	$160,000

(a)	The 2007 maximum ordinary dividend includes a one-time addition of approximately $33 million due to dividends paid to the lead insurance company in the pool from its insurance subsidiaries. The 2006 maximum ordinary dividend includes a one-time addition of approximately $72 million due to a change in the intercompany reinsurance arrangements that became effective January 1, 2005.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Reinsurance

Infinity reinsures a small portion of its business with other insurance companies. During 2007, Infinity ceded 0.5% of its gross written premiums. Ceding reinsurance permits diversification of risk and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. Infinity is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve Infinity of its liability to insureds until claims are fully settled. To mitigate this credit risk, Infinity currently cedes business only to reinsurers that meet its credit ratings criteria. All of the reinsurers Infinity currently cedes business to that are rated by A.M. Best, except one, have at least an “A” rating, with none lower than “A-”. The reinsurer presently rated “A-” has set aside, in trust, assets that fully collateralize its reinsurance obligation to Infinity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1A

Risk Factors

Infinity’s business operations face a number of risks. These risks should be read and considered with other information provided in this report.

Recently-enacted California regulations may have a material adverse affect on the Company’s profitability.

Effective April 2007, California adopted amended rate approval regulations (“Amended Regulations”), which, among other changes, establishes, for personal auto and most other lines of property and casualty insurance written in California, a maximum permitted after-tax rate of return on invested capital at an insurance company level. Published monthly, the January 2008 rate was at 9.66%.

In October 2007, Infinity received approval for its base rates and class plan filings for its primary California program and implemented the changes effective January 1, 2008. The rate and class plan filings for Infinity’s secondary program are currently pending approval with the Department of Insurance. The rate impact of the primary and secondary programs is a rate decrease of approximately 11.2%. Profitability in 2008 could be materially adversely affected by such reductions, with the extent of the impact on overall profitability to be determined by the shift of business within California, the mix of California business as a percentage of Infinity’s countrywide total and the profitability of the states outside of California.

Because of the significant concentration of Infinity’s business in California, Infinity’s profitability may be adversely affected by negative developments in the California insurance market.

California, Infinity’s largest market, generated approximately 53% of Infinity’s gross written premiums in 2007. Infinity’s California business also generates substantial underwriting profit. Consequently, Infinity’s revenues and profitability are affected by the dynamic nature of regulatory, legal, economic and competitive conditions in that state. Recent examples of potentially adverse regulatory or judicial developments in California include regulations restricting the use of territory as a rate factor, limiting the after-tax rate of return allowed an insurer, and restricting the type of compensation paid to independent brokers. Also included in these regulations are measures regulating how an insurer establishes reasonable costs to be covered for paint and materials in automobile repairs and the manner in which an insurer can make referrals to an automobile repair shop. These developments could negatively affect premium revenue or make it more expensive or less profitable for Infinity to conduct business in the state.

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

Infinity’s profitability depends on its ability to set premium rates accurately. Pricing with accuracy is complicated by inflationary pressures on medical care, auto parts and repair services costs. It is also dependent on the availability of sufficient, reliable data on which to project both severity and frequency trends and timely recognition of changes in loss cost trends. This process poses more of a challenge in markets where Infinity has less geographic presence and experience. Consequently, Infinity could underprice risks, which could negatively affect its profit margins, or overprice risks, which could reduce sales volume and competitiveness. Either scenario could adversely affect profitability.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Risk Factors

Extra-contractual losses arising from bad faith claims could materially reduce Infinity’s profitability.

In California, Florida, and other states where Infinity has substantial operations, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase Infinity’s exposure to extra-contractual losses, or monetary damages beyond policy limits, in what are known as “bad faith” claims, for which the Company has no reinsurance. Such claims have in the past, and may in the future, result in losses to Infinity that materially reduce the Company’s profitability (See Note 17 of the Consolidated Financial Statements, “Subsequent Events”).

The failure to maintain or to further develop reliable and efficient information and technology systems would be disruptive to Infinity’s operations and diminish its ability to compete successfully.

Infinity is highly dependent on efficient and uninterrupted performance of its information technology and business systems. These systems quote, process and service Infinity’s business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements, without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. The Company is currently undergoing fundamental changes and improvements to its service platform. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and would place Infinity at a competitive disadvantage.

Legal, regulatory and legislative challenges to established practices in the areas of underwriting, claims handling and compensation issues are continually emerging and could adversely impact Infinity’s operating results or established methods of doing business.

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, challenges to prevailing industry practices continue to emerge. Examples of recent challenges to Infinity and industry practices relate to:

•	the use of an applicant’s credit, territory and other rating factors in making risk selection and pricing decisions;

•	the manner in which brokers are compensated and provided incentives;

•	the use of automated databases to assist in the adjustment of bodily injury and physical damage claims; and

•	the terms and conditions surrounding reference to or the use of direct repair shops and towing services.

Some of these practices are the subject of ongoing litigation (See Note 14 of the Consolidated Financial Statements, “Legal Proceedings”). How or when these issues are ultimately resolved is uncertain. The resolutions could, however, adversely impact Infinity’s operating results or its methods of doing business.

The inability to recruit, develop and retain key personnel could prevent Infinity from implementing its business strategy and negatively affect future growth and profitability.

Successful implementation of Infinity’s business strategy will depend, in part, upon the continued services of its Chief Executive Officer, James Gober, who is under contract with the Company through December 2009. Infinity’s future success will also depend on its ability to retain executives and key personnel, as well as attract new talent. The highly competitive nature of the industry, along with the advantages that larger, more well known competing firms possess in the recruiting process, pose a challenge. The loss of any of the executive officers or key personnel, or the inability to attract and retain new talent, could prevent Infinity from fully implementing its business strategy and negatively affect future growth and profitability.

Infinity may not be able to retain or increase the level of business that independent agents and brokers place with Infinity, which could negatively affect revenues.

Infinity must compete with other insurance carriers for independent agents’ and brokers’ business in an increasingly competitive marketplace. Some competitors offer superior systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives. Further, legal restrictions on the type of compensation provided to brokers, particularly in California could negatively impact revenues in a given market.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Risk Factors

Infinity is vulnerable to a reduction in the amount of business written through the independent agent distribution channel.

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

Infinity itself has initiated two pilot projects to determine the feasibility of selling automobile insurance directly over the Internet or through owned retail stores. Such initiatives, even as pilot projects, may adversely affect business relations with some of Infinity’s independent agents which may result in a reduction in volume of business written on behalf of Infinity through these agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B

Unresolved Staff Comments

None.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease approximately 865,000 square feet of office and warehouse space in numerous cities throughout the United States. All but one of these leases expire within ten years. The most significant leased office spaces are located in Birmingham, Alabama (Infinity’s principal office), suburban Atlanta, Georgia, Irving, Texas, and suburban Los Angeles, California. See Note 15 of the Consolidated Financial Statements for further information about leases.

ITEM 3

Legal Proceedings

See Note 14 and Note 17 of the Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

ITEM 4

Submission of Matters to a Vote of Security Holders

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Infinity had 57 registered holders of record and an estimated 2,000 total holders at February 15, 2008. Infinity’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. The Company’s closing per-share stock price on February 15, 2008 was $40.80. See Note 16 of the Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.

Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2006	$42.51	$36.41	$41.74	$0.075	12.2%	12.4%
June 30, 2006	46.86	39.27	41.00	0.075	(1.8)%	(1.6)%
September 30, 2006	41.86	36.08	41.13	0.075	0.3%	0.5%
December 31, 2006	50.00	39.81	48.39	0.075	17.7%	17.8%

March 31, 2007	$50.34	$45.55	$46.86	$0.090	(3.2)%	(3.0)%
June 30, 2007	55.40	46.39	50.73	0.090	8.3%	8.5%
September 30, 2007	52.02	38.00	40.22	0.090	(20.7)%	(20.5)%
December 31, 2007	42.66	35.31	36.13	0.090	(10.2)%	(9.9)%

For the twelve months ended:
December 31, 2006	50.00	36.08	48.39	0.300	30.0%	30.9%
December 31, 2007	55.40	35.31	36.13	0.360	(25.3)%	(24.6)%

(a)	Calculated as the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.
(b)	Calculated by dividing the sum of (i) the amount of dividends, assuming dividend reinvestment during the period presented and (ii) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

The information required under the heading “Equity Compensation Plan Information” is provided under Item 12 herein.

During the fiscal year ended December 31, 2007, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2007 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2007 – October 31, 2007	—	$—	—	$63,239,399
November 1, 2007 – November 30, 2007	—	—	—	63,239,399
December 1, 2007 – December 31, 2007	200,000	38.60	200,000	55,515,399

Total	200,000	$38.60	200,000	$55,515,399

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the Plan, whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

The following graph shows the percentage change in cumulative total shareholder return on Infinity’s common stock since the initial public offering measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from the date of Infinity’s initial public offering, February 18, 2003, through December 31, 2007.

Cumulative Total Return*

Cumulative Total Return as of December 31, 2007

(Assumes a $100 investment at the close of trading on February 17, 2003)

	2/18/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
IPCC	100.000	207.570	222.611	237.024	310.514	233.749
NASDAQ U.S. Index	100.000	148.133	161.208	164.635	180.879	196.140
NASDAQ Insurance Stocks	100.000	129.616	157.366	176.370	199.417	199.829

*	Assumes reinvestment of dividends.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6

Selected Financial Data

(in thousands, except per share data)	2007	2006	2005	2004	2003
Infinity
Gross written premium	$1,019,011	$986,741	$988,670	$940,221	$965,847
Net written premium	1,014,262	982,190	979,635	917,756	817,639
Net written premium growth	3.3%	0.3%	6.7%	12.2%	33.4%
Net premiums earned (a)	1,031,564	948,665	961,503	872,324	698,714
Total revenues	1,098,226	1,021,343	1,053,249	951,763	768,984

Loss & LAE ratio	70.5%	67.0%	68.7%	70.3%	81.0%
Underwriting ratio	23.0%	23.8%	23.3%	21.6%	14.4%

Combined ratio	93.5%	90.8%	92.0%	91.9%	95.4%

Net earnings	$71,944	$87,282	$106,308	$96,398	$58,236
Net earnings per diluted share	3.87	4.26	5.09	4.62	2.83

Return on average common shareholders’ equity	11.4%	13.5%	18.1%	19.2%	13.8%

Cash and investments	$1,323,312	$1,414,851	$1,447,685	$1,441,125	$1,392,170
Total assets	1,916,610	2,014,354	1,971,728	1,944,938	1,902,739
Unpaid losses and LAE	618,409	596,029	625,870	696,248	739,109
Debt outstanding	199,496	199,429	199,366	199,305	195,500
Total liabilities	1,315,386	1,349,753	1,345,134	1,397,517	1,447,369
Shareholders’ equity	601,224	664,601	626,594	547,421	455,370

Cash dividend per common share	$0.360	$0.300	$0.240	$0.220	$0.165
Common shares outstanding (b)	16,200	19,617	20,649	20,581	20,350
Book value per common share	$37.11	$33.88	$30.34	$26.60	$22.38

Ratios:
Debt to total capital	24.9%	23.1%	24.1%	26.7%	30.0%
Interest coverage	10.8	12.9	14.5	13.1	14.4

(a)	During the years 2003 and 2004, Infinity ceded a portion of its automobile physical damage business through reinsurance agreements which were commuted 12/31/2004 and were not renewed or replaced. The majority of the increase in net written and earned premium in years 2004 and 2005 is a result of the discontinuation of the reinsurance agreements.
(b)	Common shares outstanding exclude non-vested restricted shares of 45, 90 and 134 as of December 31, 2005, 2004 and 2003, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

INDEX TO MD&A

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Overview

In 2007, Infinity continued to generate strong operating results with a return on equity of 11.4%. Net earnings and diluted earnings per share were $71.9 million and $3.87, respectively, in 2007, compared to $87.3 million and $4.26 in 2006. Operating earnings, which exclude realized gains and losses on investments, declined 12.0% primarily from a decline in underwriting income. Infinity reported a GAAP combined ratio of 93.5% for the twelve months ended December 31, 2007 compared to 90.8% for the same period in 2006. Underwriting results in 2007 and 2006 benefited from $13.5 million and $31.2 million, respectively, of favorable development on prior accident year loss and LAE reserves. Excluding favorable development, Infinity’s GAAP combined ratio for 2007 increased to 94.8% from 94.1% in 2006, primarily as a result of increasing frequency trends in California, Florida and Pennsylvania. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues increased 7.5% primarily due to an 8.7% increase in earned premium attributable to gross written premium growth during the last six months of 2006 and the first six months of 2007. Gross written premiums for the twelve months ended December 31, 2007 grew 3.3% compared to the same period of 2006. During the first six months of 2007, gross written premiums grew 14.6% primarily from growth in California as Infinity continued to benefit from the California

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Department of Motor Vehicles implementation of electronic enforcement of compulsory auto insurance laws. However, during the last six months of 2007, gross written premiums declined 7.8% primarily as a result of slowing new business application counts in Arizona, California, Connecticut and Florida. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

During 2007, Infinity repurchased 3,587,411 shares or 18.3% of the shares outstanding on January 1, 2007. Book value per share at December 31, 2007 was $37.11, an increase of 9.5% from that at December 31, 2006.

In 2007, Infinity observed competitors aggressively trying to grow market share by increasing agency commission and other incentives, increasing advertising, loosening underwriting standards and modestly reducing rates. This level of competition is expected to continue throughout 2008. Infinity will continue to monitor its competitive position, rate adequacy and growth opportunities on a state-by-state basis while striving to maintain a desirable combination of profitability and growth.

Regulatory Environment

Effective April 3, 2007, California adopted amended rate approval regulations, which among other changes, establishes, for personal auto and most other lines of property and casualty insurance written in California, a maximum permitted after-tax rate of return on invested capital at an insurance company level, currently set at 9.66%. In response to these amended regulations, as well as regulations adopted in October 2006 restricting the use of territory as a rating variable, Infinity discussed over several months and came to an agreement with the California Department of Insurance to reduce base rates on its two principal programs by approximately 11.2%. In October, Infinity received approval for the base rate and class plan filings for its largest program in California and implemented the new filings effective January 1, 2008. Infinity expects to receive approval on the pending rate and class plan filings for its second program in California sometime during the first six months of 2008. Infinity believes that profitability in 2008 could be materially adversely affected to the extent that the reduction of base rates in California cannot be mitigated by improved risk selection within California, an increase in business at adequate margins in California, or an improvement in profitability in other states, or a combination of these factors.

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

Where deviations from historical trends in these key areas exist, when possible, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amount of reserves. The list of “key underlying assumptions” provided above are examples of major factors taken into account in developing these estimates.

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

Management believes that Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 92% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

The Company’s management believes that the historical magnitude of adjustments to ultimate losses on an accident year basis are indicative of the sensitivity of currently held loss reserves to changes in underlying assumptions. Over the past six accident years (the years for which data is readily available), excluding the effect of corporate litigation costs, the combined effects of adjustments to the initial estimate for average ultimate claims frequency and severity have ranged from (5.4)% to 4.5% (averaging (0.5)%).

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

Applying the six-year historical variances calculated above to the current 2007 accident year’s estimate of ultimate losses, excluding corporate litigation losses, would yield an indication of sensitivity to held reserves from $(32.7) million to $27.1 million, or about (5.3)% to 4.4% of held reserves, generating an impact to after-tax income of $21.2 million to $(17.6) million, respectively. The final outcome may fall below or above these amounts.

Corporate litigation losses represent estimates of losses incurred from actual or threatened litigation by claimants alleging improper handling of claims by the Company, which are commonly known as “bad faith” claims. Oftentimes, the onset of such litigation, subsequent discovery, settlement discussions, trial and appeal may occur several years after the date of the original claim. Because of the infrequent nature of such claims, each case is accrued based on its own merit based on Statement of Financial Accounting Standard (“SFAS”) No. 5 requirements that such accrual be probable and estimable. As such, no estimate is permissible under SFAS 5 for IBNR for threatened litigation yet to occur on accidents with dates prior to the balance sheet date. Consequently, the effect of setting accruals for such items likely will result in unfavorable reserve development in the reserve table below.

Calendar year losses incurred for corporate litigation losses, net of reinsurance, over the past six calendar years have ranged from $8.2 million to $15.8 million, averaging $11.3 million per year. Gross of reinsurance, corporate litigation losses have ranged from $8.2 million to $18.8 million, averaging $13.9 million over the past six calendar years.

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1997 through 2007. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business on January 1, 2003, and those of Infinity combined for 2003 and all subsequent years. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for Unpaid Losses and LAE - as re-estimated at December 31, 2007, shows the re-estimated liability as of December 31, 2007. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on these tables.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFINITY

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Liability for unpaid losses & LAE:
As originally estimated*	$525	$589	$543	$630	$611	$719	$707	$669	$610	$568	$590
As re-estimated at December 31, 2007	555	570	543	699	701	788	709	627	558	554	N/A

Liability re-estimated:
One year later	100.8%	95.0%	95.3%	98.5%	101.5%	103.2%	99.2%	97.5%	94.9%	97.6%
Two years later	103.3%	93.6%	92.9%	102.1%	108.7%	107.1%	100.3%	94.2%	91.5%
Three years later	102.6%	91.0%	94.4%	106.4%	112.1%	108.5%	99.5%	93.7%
Four years later	100.9%	93.1%	96.0%	108.5%	112.8%	108.4%	100.2%
Five years later	102.3%	93.8%	97.3%	108.6%	112.9%	109.6%
Six years later	102.5%	94.4%	97.2%	109.1%	114.8%
Seven years later	103.0%	94.2%	97.9%	111.0%
Eight years later	102.6%	94.9%	100.0%
Nine years later	103.4%	96.9%
Ten years later	105.7%

Cumulative deficiency (redundancy)	5.7%	(3.1)%	(0.0)%	11.0%	14.8%	9.6%	0.2%	(6.3)%	(8.5)%	(2.4)%	N/A

Cumulative deficiency (redundancy) excluding corporate litigation losses	2.4%	(6.6)%	(4.4)%	5.9%	8.4%	3.7%	(6.3)%	(12.1)%	(12.6)%	(5.1)%	N/A

Cumulative paid as of:
One year later	59.3%	54.5%	53.0%	53.3%	51.3%	50.3%	48.4%	52.6%	50.3%	48.4%
Two years later	81.3%	73.2%	69.6%	76.2%	80.3%	77.1%	75.8%	72.6%	66.5%
Three years later	90.8%	80.6%	81.4%	92.0%	96.3%	94.3%	87.7%	80.1%
Four years later	94.9%	86.5%	89.4%	100.0%	105.7%	101.5%	91.6%
Five years later	98.0%	90.6%	93.1%	104.9%	109.2%	103.7%
Six years later	100.7%	92.1%	95.7%	106.5%	110.4%
Seven years later	101.5%	93.4%	96.4%	107.3%
Eight years later	102.2%	93.8%	96.8%
Nine years later	102.4%	94.1%
Ten years later	102.6%

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and LAE (in millions):

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
As originally estimated
Net liability shown above*	$525	$589	$543	$630	$611	$719	$707	$669	$610	$568	$590
Add reinsurance recoverables	6	11	10	13	37	33	32	27	16	28	28

Gross liability	$531	$600	$553	$643	$648	$752	$739	$696	$626	$596	$618

As re-estimated at December 31, 2007:
Net liability shown above	$555	$570	$543	$699	$701	$788	$709	$627	$558	$554	N/A
Add reinsurance recoverables	25	33	47	54	82	77	58	49	38	32	N/A

Gross liability	$580	$603	$590	$753	$783	$865	$767	$676	$596	$586	N/A
Gross cumulative deficiency (redundancy)	9.1%	0.6%	6.7%	17.0%	20.8%	15.0%	3.7%	(3.0)%	(4.7)%	(1.7)%	N/A
Gross cumulative deficiency (redundancy) excluding corporate litigation losses	4.5%	(4.1)%	0.2%	9.7%	12.4%	7.2%	(4.6)%	(10.5)%	(9.3)%	(4.5)%	N/A

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

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

ASSUMED AGENCY BUSINESS

	1997	1998	1999	2000	2001	2002
Liability for unpaid losses & LAE:
As originally estimated	$190	$150	$118	$106	$116	$126
As re-estimated at December 31, 2007	144	122	117	109	117	N/A

Liability re-estimated:
One year later	88.9%	84.1%	102.9%	104.9%	106.8%
Two years later	78.0%	86.2%	100.6%	106.8%	101.6%
Three years later	79.5%	82.3%	101.1%	102.8%	103.4%
Four years later	76.6%	81.7%	98.9%	104.5%	103.7%
Five years later	76.5%	80.9%	100.7%	104.2%	101.5%
Six years later	76.2%	81.7%	99.8%	102.7%	101.3%
Seven years later	76.6%	81.2%	98.8%	102.8%
Eight years later	76.2%	81.0%	98.9%
Nine years later	76.3%	80.8%
Ten years later	76.0%

Cumulative deficiency (redundancy):	(24.0)%	(19.2)%	(1.1)%	2.8%	1.3%

Cumulative paid as of:
One year later	37.8%	38.6%	47.5%	47.0%	43.6%
Two years later	55.2%	57.9%	69.5%	70.8%	60.2%
Three years later	65.2%	69.4%	83.3%	80.8%	79.7%
Four years later	70.2%	75.3%	88.1%	91.6%	90.4%
Five years later	73.3%	76.4%	93.2%	96.3%	94.6%
Six years later	73.8%	78.3%	95.4%	98.6%	97.1%
Seven years later	74.8%	79.6%	96.5%	100.0%
Eight years later	75.6%	80.0%	97.4%
Nine years later	75.8%	80.4%
Ten years later	76.0%

During calendar year 2007, Infinity experienced $13.5 million of favorable reserve development, primarily from favorable development on prior accident period loss reserves as well as a reduction in LAE estimates due to favorable expense payment patterns on bodily injury coverages in both California and Florida.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	the extent to which fair value is less than cost basis;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists;

•	third-party research and credit rating reports; and

•	the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Management regularly evaluates for potential impairment each security position that either has a fair value of less than 95% of its book value, an unrealized loss that exceeds $100,000 or had one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security. The process of evaluation includes assessments of each item listed above. Since it is not possible to accurately predict if or when a specific security will become other than temporarily impaired, total impairment charges could be material to the results of operations in a future period. However, management believes that it is not likely that such impairment charges will have a significant effect on Infinity’s liquidity.

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by SFAS 5, “Accounting for Contingencies.” Under this guidance, reserves for loss may only be recorded if the likelihood of occurrence is probable and the amount is reasonably estimable. Management considers each legal action and records reserves for losses in accordance with this guidance. Infinity believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against Infinity for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity.

Liquidity and Capital Resources

Ratios

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2007, the capital ratios of all Infinity insurance subsidiaries exceeded the RBC requirements.

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $7.0 million annually since 2003.

At December 31, 2007, Infinity had $200 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”) outstanding. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (See Note 3 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2008, Infinity increased its quarterly dividend to $0.11 per share from $0.09 per share. At this current amount, Infinity’s 2008 annualized dividend payments will be approximately $7.1 million.

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

In October 2006, the Board of Directors announced a second share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. During 2007, Infinity repurchased 1,032,479 shares at an average cost, excluding commissions, of $43.03.

In August 2007, the Company announced that the Board of Directors approved a third program to repurchase an additional $100 million of outstanding common stock. On September 7, 2007, Infinity repurchased 2,554,932 shares through an accelerated share repurchase (“ASR”). The shares were purchased from a dealer at $39.14 per share for a total cost of $100 million. The dealer began purchasing shares on October 8, 2007, and is expected to purchase an equivalent number of shares by the end of May 2008. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. The price adjustment will be recorded as an adjustment to shareholders’ equity. The maximum number of shares Infinity could be required to issue to settle the ASR is 7,664,796. Had the ASR settled as of December 31, 2007, Infinity would have received from the dealer either $1.7 million or 46,060 shares. Infinity purchased a collar on a portion of the shares to provide some protection from a significant increase in Infinity’s stock price.

Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries, borrowing on its line of credit, as well as cash and investments held by the holding company. As of December 31, 2007, Infinity had $170.9 million of cash and investments. In 2007, Infinity’s insurance subsidiaries paid Infinity $90.3 million in dividends. In 2008, Infinity’s insurance subsidiaries may pay to Infinity up to $79.0 million in ordinary dividends without prior regulatory approval.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Under this agreement, there were no borrowings outstanding at December 31, 2007 or December 31, 2006. Infinity intends to enter into a new agreement for a revolving credit facility when the existing agreement ends in August 2008.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $74.0 million in 2007, $28.5 million in 2006, and $56.2 million in 2005. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from their combined $1.1 billion fixed maturity portfolio.

Management believes that cash and investment balances, cash flows from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Contractual Obligations

Infinity and its insurance subsidiaries’ contractual obligations as of December 31, 2007, are (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Loss and LAE Reserves (a)	Postretirement Benefit Payments	Total
2008	$11,000	$20,453	$315,806	$272	$347,531
2009-2010	22,000	30,183	199,924	587	252,694
2011-2012	22,000	14,446	67,678	607	104,731
2013 and after	216,500	20,496	35,001	1,564	273,561
Total	$271,500	$85,578	$618,409	$3,030	$978,517

(a)	The payout pattern for reserves for losses and LAE is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid can and will vary from these estimates, as discussed above under “Critical Accounting Policies” and in Note 1 of the Consolidated Financial Statements, “Reporting and Accounting Policies”.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additionally, Infinity leases fleet vehicles for a minimum term of 12 months. After the minimum term, the lease becomes month-to-month. As of December 31, 2007, the total remaining minimum lease payments under the fleet operating lease were approximately $0.6 million.

Off-Balance Sheet Arrangements

On September 7, 2007, Infinity repurchased 2,554,932 shares through an accelerated share repurchase (“ASR”). The shares were purchased from a dealer at $39.14 per share for a total cost of $100 million. The dealer began purchasing shares on October 8, 2007, and is expected to purchase an equivalent number of shares by the end of May 2008. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. The price adjustment will be recorded as an adjustment to shareholders’ equity. The maximum number of shares Infinity could be required to issue to settle the ASR is 7,664,796. Had the ASR settled as of December 31, 2007, Infinity would have received from the dealer either $1.7 million or 46,060 shares. Infinity purchased a collar on a portion of the shares to provide some protection from a significant increase in Infinity’s stock price.

Investments

General

Infinity’s Audit Committee has approved investment guidelines for the Company and its wholly-owned subsidiaries. The policy specifically addresses overall investment objectives, permissible assets, prohibited assets, permitted exceptions to the policy and credit quality.

On April 1, 2007, Infinity’s four-year agreement with its previous investment manager ended. At that time, Infinity engaged two unaffiliated money managers for its fixed income portfolio and a Vanguard publicly traded exchange traded fund designed to track the MSCI U.S. Broad Market Index for the equity portfolio. The investment managers conduct, in accordance with the Company’s investment guidelines, all of the investment purchases and sales for the Company and its subsidiaries. In the second and third quarters of 2007, the fixed income managers repositioned the investment portfolio to take advantage of opportunities identified in municipal and high quality, well collateralized mortgage-backed and CMO securities. The Company’s Chief Financial Officer and the Audit Committee, at least quarterly, review the performance of the portfolio management and compliance with the Company’s investment guidelines.

Infinity’s consolidated investment portfolio at December 31, 2007 contained $1.2 billion in fixed maturity securities and $49.7 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2007, Infinity had pretax net unrealized gains of $11.4 million on fixed maturities and pretax net unrealized gains of $0.6 million on equity securities. The average duration of Infinity’s fixed maturity portfolio was 3.5 years at December 31, 2007.

(in thousands)	Twelve months ended December 31, 2007
			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$126,079	$129,051	$2,978	$(6)
State and municipal	307,686	312,543	5,224	(367)
Public utilities	9,256	9,597	348	(7)
Mortgage-backed securities	449,884	451,678	5,101	(3,307)
Corporate and other	322,466	323,935	4,624	(3,155)

Total fixed maturities	$1,215,371	$1,226,804	$18,276	$(6,843)
Equity securities	49,056	49,677	621	—

Total	$1,264,427	$1,276,481	$18,897	$(6,843)

Approximately 95% of the fixed maturities that Infinity held at December 31, 2007 were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of Infinity’s fixed maturity portfolio was AA+ at December 31, 2007. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments in mortgage-backed securities (“MBS”) represented 37% of Infinity’s fixed maturity portfolio at December 31, 2007. MBS are, in periods of rising interest rates, subject to significant extension risk due to the fact that mortgages may be repaid more slowly than expected as borrowers postpone refinancing in anticipation of lower fixed rates in the future. As of December 31, 2007, all of Infinity’s MBS are investment grade according to the NAIC rating guidelines. In addition, 88% of the MBS portfolio is rated “AAA” by a nationally recognized rating agency.

The following table presents the yields of Infinity’s investment portfolios as reflected in the financial statements.

	Twelve months ended December 31,
	2007	2006	2005
Yield on fixed income securities:
Excluding realized gains and losses	5.0%	5.1%	4.8%
Including realized gains and losses	4.5%	5.0%	6.1%

Yield on equity securities:
Excluding realized gains and losses	2.4%	2.4%	3.0%
Including realized gains and losses	9.0%	7.9%	14.9%

Yield on all investments:
Excluding realized gains and losses	4.9%	5.0%	4.8%
Including realized gains and losses	4.7%	5.1%	6.4%

Fixed Maturity Investments

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2007 based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

Maturity	Securities With Unrealized Gains	Securities With Unrealized Losses	Securities With No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$9,497	$10,242	$—	$19,739
After one year through five years	336,258	123,398	13,909	473,565
After five years through ten years	132,442	48,961	1,950	183,353
After ten years	92,277	5,911	281	98,469
Mortgage-backed securities	256,585	195,093	—	451,678

	$827,059	$383,605	$16,140	$1,226,804

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

The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates resulting from parallel shifts in market yield curves on Infinity’s fixed maturity portfolio and long-term debt. It is assumed that the effects are realized immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table.

(in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$1,303,479	$1,267,411	$1,247,660	$1,226,804	$1,204,722	$1,181,412	$1,131,359
Fair value of long-term debt	212,576	201,834	196,705	191,734	186,906	182,226	173,280

The following table provides information about Infinity’s fixed maturity investments at December 31, 2007 which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

(in thousands)	Principal Cash Flows
For the twelve months ended December 31,
2008	$73,274
2009	207,855
2010	235,921
2011	173,114
2012	159,378
Thereafter	359,884

Total	$1,209,426

Fair value	$1,226,804

Credit Risk

Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. governments and agencies securities, is $18.0 million or 1.5% of the fixed income investment portfolio. The top five investments make up 5.9% of the fixed income portfolio. The average credit quality rating for Infinity’s fixed maturity portfolio was AA+ at December 31, 2007. Non-performing fixed maturities, securities that have not produced investment income during the previous twelve months, were $0.2 million or 0.02% of the $1.2 billion portfolio as of December 31, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s fixed maturity securities, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2007 (in thousands).

NAIC Rating	Comparable S&P Rating	Amortized Cost	Fair Value Amount	%
1	AAA, AA, A	$1,095,749	$1,107,504	90.3%
2	BBB	53,825	54,344	4.4%

	Total investment grade	$1,149,574	$1,161,848	94.7%

3	BB	$28,369	$28,323	2.3%
4	B	33,228	31,977	2.6%
5	CCC, CC, C	3,998	3,968	0.3%
6	D	202	688	0.1%

	Total non-investment grade	$65,797	$64,956	5.3%

	Total	$1,215,371	$1,226,804	100.0%

During the second half of 2007, the mortgage industry experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many MBS and CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these type investments. At December 31, 2007, Infinity’s fixed maturity portfolio included 13 CMOs, or 2.1% of the total market value of the fixed income portfolio, with exposure to sub-prime and Alt-A mortgages. Although these CMOs have sub-prime mortgages as underlying collateral, all but one of them have AAA ratings and are in well secured tranches. One security, with a market value of $0.9 million, has an AA rating.

In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. Fitch, one of the nationally recognized credit rating agencies, downgraded AMBAC to “AA” from “AAA”. These downgrades were as a result of a perceived weakening by the rating agencies of the insurers’ financial strength as a result of losses these insurers incurred from mortgage-backed and asset-backed securities they had insured that were now experiencing increased delinquencies and defaults from weakening of the economy in general and weakening within the housing market in particular. Infinity’s investment portfolio consists of $312.5 million of municipal bonds, of which $233.3 million are insured. Of the insured bonds, 32% are insured with FSA, 32% with MBIA, 18% with FGIC, 17% with AMBAC and 1% with XL Capital. The following table presents the underlying ratings, represented by the lower of either Standard and Poor’s or Fitch’s ratings, of the insured municipal bond portfolio:

(in thousands)	Insured		Uninsured		Total
	Market Value	% of Market Value	Market Value	% of Market Value	Market Value	% of Market Value
AAA	$39,364	16.9%	$53,460	67.4%	$92,824	29.7%
AA+, AA, AA-	83,506	35.8%	16,242	20.5%	99,748	31.9%
A+, A, A-	93,545	40.1%	7,512	9.5%	101,057	32.3%
BBB+, BBB, BBB-	8,486	3.6%	2,023	2.6%	10,509	3.4%
NR	8,405	3.6%	—	—	8,405	2.7%

Total	$233,306	100.0%	$79,237	100.0%	$312,543	100.0%

Equity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Infinity’s exposure to equity price risk is limited as its equity investments comprise only 3.9% of its total investment portfolio. During 2007, Infinity moved from a strategy of investing in large positions in individual stocks to an equity portfolio consisting of a Vanguard publicly traded exchange traded fund designed to track the MSCI U.S. Broad Market Index. At December 31, 2007, Infinity’s equity portfolio was $49.7 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of September 30, 2007 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The September 30, 2007 test results indicated that there was no impairment charge required at that date. Additionally, there was no indication of impairment at December 31, 2007.

Results of Operations

Underwriting

Premiums

Infinity’s net earned premiums are as follows ($ in thousands):

	Twelve months ended December 31,
	2007	2006	$ Change	% Change
Net Earned Premiums
Gross written premium
Personal Auto Insurance:
Focus States
Urban Zones	$745,427	$672,423	$73,004	10.9%
Non-Urban Zones	174,958	182,021	(7,063)	(3.9)%

Total Focus States	920,385	854,444	65,941	7.7%
Maintenance States	32,358	48,420	(16,062)	(33.2)%
Other States	7,040	15,702	(8,662)	(55.2)%

Subtotal	959,783	918,566	41,217	4.5%
Commercial Vehicle	37,537	43,160	(5,623)	(13.0)%
Classic Collector	20,089	18,402	1,687	9.2%
Other	1,602	6,613	(5,011)	(75.8)%

Total gross written premiums (1)	1,019,011	986,741	32,270	3.3%
Ceded reinsurance and effects of unearned premium transfers	(4,749)	(4,551)	(198)	4.4%

Net written premiums	1,014,262	982,190	32,072	3.3%
Change in unearned premiums	17,302	(33,525)	50,827	(151.6)%

Net Earned Premiums	$1,031,564	$948,665	$82,899	8.7%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2006	2005	$ Change	% Change
Net Earned Premiums
Gross written premium
Personal Auto Insurance:
Focus States
Urban Zones	$672,423	$621,122	$51,301	8.3%
Non-Urban Zones	182,021	185,263	(3,242)	(1.7)%

Total Focus States	854,444	806,385	48,059	6.0%
Maintenance States	48,420	54,139	(5,719)	(10.6)%
Other States	15,702	27,048	(11,346)	(41.9)%

Subtotal	918,566	887,572	30,994	3.5%
Commercial Vehicle	43,160	45,312	(2,152)	(4.7)%
Classic Collector	18,402	16,981	1,421	8.4%
Other	6,613	38,805	(32,192)	(83.0)%

Total gross written premiums (1)	986,741	988,670	(1,929)	(0.2)%
Ceded reinsurance and effects of unearned premium transfers	(4,551)	(9,035)	4,484	(49.6)%

Net written premiums	982,190	979,635	2,555	0.3%
Change in unearned premiums	(33,525)	(18,132)	(15,393)	84.9%

Net Earned Premiums	$948,665	$961,503	$(12,838)	(1.3)%

(1)	2007, 2006 and 2005 exclude $0.1 million, $5.0 million and $9.8 million, respectively, of premiums written on behalf of other companies. 2006 and 2005 also exclude $0.7 million and $4.3 million, respectively of unearned premium transfers.

The following table shows Infinity’s policies-in-force:

	As of December 31,
	2007	2006	Change	%
Policies-in-Force
Personal Auto Insurance:
Focus States
Urban Zones	591,150	532,794	58,356	11.0%
Non-Urban Zones	122,600	135,714	(13,114)	(9.7)%

Total Focus States	713,750	668,508	45,242	6.8%
Maintenance States	21,102	36,012	(14,910)	(41.4)%
Other States	2,776	8,797	(6,021)	(68.4)%

Subtotal	737,628	713,317	24,311	3.4%
Commercial Vehicle	14,149	14,636	(487)	(3.3)%
Classic Collector	59,941	58,439	1,502	2.6%
Other	881	3,885	(3,004)	(77.3)%

Total	812,599	790,277	22,322	2.8%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,
	2006	2005	Change	%
Policies-in-Force
Personal Auto Insurance:
Focus States
Urban Zones	532,794	464,057	68,737	14.8%
Non-Urban Zones	135,714	134,553	1,161	0.9%

Total Focus States	668,508	598,610	69,898	11.7%
Maintenance States	36,012	37,762	(1,750)	(4.6)%
Other States	8,797	13,045	(4,248)	(32.6)%

Subtotal	713,317	649,417	63,900	9.8%
Commercial Vehicle	14,636	14,627	9	0.1%
Classic Collector	58,439	58,251	188	0.3%
Other	3,885	18,386	(14,501)	(78.9)%

Total	790,277	740,681	49,596	6.7%

2007 compared to 2006

Gross written premiums for the year ended December 31, 2007 increased 3.3% compared to the twelve months ended 2006. During the first six months of 2007, gross written premiums grew 14.6% primarily from growth in California as Infinity continued to benefit from new policies issued as a result of the California Department of Motor Vehicles implementation of electronic enforcement of compulsory insurance laws that were effective October 1, 2006. However, during the last six months of 2007 premiums declined 7.8% as the implementation of electronic enforcement in California was completed September 30, 2007 and as a result of slowing new business application counts in states such as Arizona, Connecticut and Florida. During 2007, Infinity implemented 52 rate revisions in various states with an overall rate increase of 3.3%. Infinity’s policies-in-force at December 31, 2007 increased 2.8% compared to December 31, 2006.

Personal auto insurance in Infinity’s twelve Focus States increased 7.7% for the year ended December 31, 2007 compared with 2006, primarily from growth in Arizona, California, Nevada and Texas. The 9.3% gross premium growth in California was primarily attributable to the 21.2% growth during the first six months of 2007 compared with the same period in 2006, during which time Infinity continued to benefit from new policies issued as a result of electronic enforcement of compulsory insurance laws. However, as expected, premium growth slowed during the third quarter of 2007 to 8.3% and declined 11.5% in the fourth quarter of 2007 as the implementation of electronic enforcement was completed on September 30, 2007. In addition, slowing new application counts, due in part to rate decreases taken by competitors, contributed to the decline in California during the fourth quarter of 2007.

Personal auto gross written premium growth in Arizona of 26.6% during the twelve months ended December 31, 2007 as compared with the same period in 2006 was primarily attributable to continued penetration in the Phoenix Urban Zone. However, gross written premiums in the fourth quarter of 2007 in Arizona were down compared to the fourth quarter of 2006. Infinity believes this decline in gross written premiums in the fourth quarter to be in part due to stricter immigration laws being enforced in Arizona.

Gross written premiums in Texas grew in each of the four quarters of 2007 as compared to 2006. Gross written premiums for the twelve months ended December 31, 2007 grew 30.1% compared to the same period in 2006. The growth can be attributed primarily to further penetration in the targeted Urban Zones of Dallas, Houston and San Antonio. Infinity’s gross written premiums in Nevada continued to grow throughout 2007 following the introduction of the Low Cost and Value-Added products in Las Vegas in March 2006.

Offsetting gross written premium growth in Arizona, California, Nevada and Texas were declines in gross written premiums in Connecticut and Florida. Infinity raised rates 16.2% in Connecticut and 13.5% in Florida during the twelve months ending December 31, 2007, which slowed new business production. Gross written premiums in Florida were also negatively impacted by the sunset of the mandatory personal injury protection (“PIP”) coverage on October 1, 2007. Although the Florida legislature eventually reinstated PIP as a mandatory coverage, the new requirement did not go into effect until January 1, 2008 and Infinity believes as a result, fewer consumers were purchasing PIP coverage in the fourth quarter of 2007.

Personal auto gross written premiums in Infinity’s 20 targeted Urban Zones grew 10.9% during 2007 compared with 2006,

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

with 15 of the 20 urban zones posting gross written premium growth. Gross written premiums in the Non-Urban Zones declined 3.9% during 2007 as compared with 2006. This decline is primarily a result of a decline in Florida and Georgia’s Non-Urban Zones as a result of rate increases and redirecting market efforts to the targeted Urban Zones in those states. Although actively trying to retain profitable business, Infinity does expect gross written premiums in the Non-Urban Zones to decline further in 2008.

Personal auto premiums in Infinity’s Maintenance states declined 33.2% during the twelve months ended December 31, 2007 compared with the same period in 2006 primarily as a result of declines in Alabama, Mississippi and South Carolina. To improve profitability, Infinity increased rates in South Carolina by 5.2% during the fourth quarter of 2006 and raised rates in 2007 by 7.6% and 4.2% in Alabama and Mississippi, respectively, which has slowed new business production.

Gross written premium for the Commercial Vehicle program declined 13.0% during the twelve months ended December 31, 2007 compared with 2006. Premium growth in California and Georgia was more than offset by a decline in premium in Florida and New York. To improve profitability, Infinity increased rates in Florida by 9.3% during the fourth quarter of 2006 and another 1.7% during July 2007. Gross written premiums in New York should continue to decline as it is not a Focus State for Infinity.

Classic Collector gross written premium increased 9.2% during the twelve months ended December 31, 2007, compared with the same period in 2006, primarily as a result of premium growth in California, Florida and Texas.

Ceded reinsurance and the effects of unearned premium transfers grew by 4.4% during the twelve months ended December 31, 2007 compared with the same period in 2006. The increase is a result of a one-time unearned premium transfer of $0.7 million in 2006. Excluding this unearned premium transfer, ceded reinsurance premiums declined 9.6%. Infinity maintains an excess loss reinsurance treaty for higher limits personal auto liability coverages. Premiums ceded under this treaty declined during 2007 as Infinity sold the renewal rights on the Connecticut book of business assumed from Great American Insurance, which consisted predominately of higher policy limits for standard and preferred business.

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

In Infinity’s twelve Focus States, personal auto gross written premiums for the year ended December 31, 2006 grew 6.0% compared with 2005, primarily from growth in Arizona, California, Connecticut and Texas. Gross written premiums in California grew 5.3% during 2006 compared to that in 2005. Gross written premium growth of 14.4% during the last six months of 2006 as compared with that in the last six months of 2005 offset a 2.5% decline in premiums during the first six months of 2006 as compared with that in the same period in 2005. During the month of March, several competitors in California implemented new class plan filings that made Infinity’s rates less competitive and as a result, new business applications declined. Although Infinity reacted by filing a class plan to refine the Company’s rate structure, the plan was not approved by the California Department of Insurance until April with an effective date of June 1, 2006. This delayed approval suppressed gross written premium growth resulting in the 2.5% decline in gross written premiums during the first six months. However, during the fourth quarter of 2006, new application counts in California increased 57.1% compared to new application counts during the fourth quarter of 2005, which is primarily attributable to the California Department of Motor Vehicle’s implementation of electronic enforcement of compulsory insurance laws on October 1, 2006. As a result, Infinity’s gross written premiums in California grew 30.3% during the fourth quarter of 2006 compared to that of the same period of 2005. The implementation of electronic enforcement may have favorably impacted Infinity’s retention ratio in California as the policy retention rate at December 31, 2006 increased nearly three points from the retention rate at September 30, 2006. Policies-in-force at December 31, 2006 increased 9.8% compared with the policies-in-force at December 31, 2005.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increasing profitability in Arizona allowed Infinity to take a modest rate decrease in April 2006, which increased the competitiveness of Infinity’s products in Phoenix, resulting in the 48.2% growth during the twelve months ended December 31, 2006 compared with the same period in 2005. The growth in the Connecticut book of business of 73.8% during 2006 as compared to 2005 is a result of growth of Infinity’s Low Cost product, which was introduced in the Connecticut market during February 2006. The increase in personal auto gross written premiums in Texas of 18.9% for the year ended December 31, 2006 compared with the same period in 2005 is primarily attributable to further penetration in Houston, where Infinity aggressively appointed new agents and expanded its marketing programs.

Although gross written premiums and policies-in-force in Florida declined 5.1% and 0.3%, respectively, during 2006 as compared to 2005, gross written premiums in Florida grew 7.9% during the last six months of 2006 as compared to the same period of 2005. During the last nine months of 2005, Infinity implemented rate increases, totaling 15%, to address increasing combined ratios in Florida. New business during the first six months of 2006 declined as a result of these rate actions. During the third quarter, several competitors in Florida also increased rates and as a result, Infinity’s programs became more competitive.

Gross written premiums in the Maintenance States decreased 10.6% during 2006 as compared to 2005, primarily as a result of a decline in South Carolina. During the last half of 2005, Infinity increased rates in South Carolina 5.7% which slowed new business production during 2006.

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

Profitability

A key operating performance measure of insurance companies is underwriting profitability, as opposed to overall profitability or net earnings. Underwriting profitability is measured by the combined ratio. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income, other expenses or federal income taxes.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,						Change
	2007			2006
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	72.3%	19.5%	91.8%	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	80.5%	23.1%	103.6%	N/A	N/A	N/A	N/A	N/A	N/A
Total Focus States	73.9%	20.2%	94.1%	66.8%	21.2%	88.0%	7.1%	(1.0)%	6.1%
Maintenance States	51.7%	24.2%	75.9%	76.8%	22.7%	99.5%	(25.1)%	1.5%	(23.6)%
Other States	36.0%	31.9%	67.9%	3.8%	26.4%	30.2%	32.2%	5.5%	37.7%
Subtotal	72.6%	20.4%	93.0%	66.1%	21.3%	87.4%	6.5%	(0.9)%	5.6%

Commercial Vehicle	44.9%	24.0%	68.9%	89.0%	18.9%	107.9%	(44.1)%	5.1%	(39.0)%
Classic Collector	38.4%	49.1%	87.5%	40.7%	45.7%	86.4%	(2.3)%	3.4%	1.1%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.6%	21.2%	91.8%	67.0%	21.7%	88.7%	3.6%	(0.5)%	3.1%
GAAP ratios	70.5%	23.0%	93.5%	67.0%	23.8%	90.8%	3.5%	(0.8)%	2.7%

	Twelve months ended December 31,						Change
	2006			2005
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Focus States	66.8%	21.2%	88.0%	65.3%	19.7%	85.0%	1.5%	1.5%	3.0%
Maintenance States	76.8%	22.7%	99.5%	83.8%	26.4%	110.2%	(7.0)%	(3.7)%	(10.7)%
Other States	3.8%	26.4%	30.2%	106.4%	27.2%	133.6%	(102.6)%	(0.8)%	(103.4)%
Subtotal	66.1%	21.3%	87.4%	67.9%	20.3%	88.2%	(1.8)%	1.0%	(0.8)%

Commercial Vehicle	89.0%	18.9%	107.9%	72.8%	23.1%	95.9%	16.2%	(4.2)%	12.0%
Classic Collector	40.7%	45.7%	86.4%	37.9%	36.9%	74.8%	2.8%	8.8%	11.6%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.0%	21.7%	88.7%	68.7%	21.3%	90.0%	(1.7)%	0.4%	(1.3)%
GAAP ratios	67.0%	23.8%	90.8%	68.7%	23.3%	92.0%	(1.7)%	0.5%	(1.2)%

NM: not meaningful due to the low premium for these lines.

2007 compared to 2006

Overall, the statutory combined ratio for the year ended December 31, 2007 increased 3.1 points compared to 2006. For the twelve months ended December 31, 2007, Infinity had $13.5 million of favorable development on prior accident period loss and LAE reserves compared with $31.2 million of favorable development for the year ended December 31, 2006. Excluding the favorable development from both years, the combined ratio increased 1.1 points. Catastrophe related losses were $0.7 million and $0.8 million during 2007 and 2006, respectively.

The combined ratio in the twelve Focus States increased 6.1 points in 2007 compared to that in 2006. The loss and LAE ratio increased 7.1 points primarily as a result of increasing frequency trends in California, Florida and Pennsylvania as well as increasing severity trends in Florida. In addition, the settlement of an extra-contractual claim in Florida contributed 0.9 points to the increase in the loss and LAE ratio. (See Note 17 of the Consolidated Financial Statements for additional information on the settlement of the extra-contractual claim). The growth in gross written premiums over which to spread fixed costs has contributed to the 1.0 point decline in the underwriting expense ratio, in addition to a greater amount of fee income, which reduces underwriting expenses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Maintenance States, the 2007 combined ratio improved 23.6 points compared to 2006. The 25.1 point improvement in the loss and LAE ratio is primarily a result of improving loss and LAE ratios in Alabama and South Carolina where Infinity has increased rates over the last two years to improve profitability. Included in the 2006 underwriting expense ratio is a one-time benefit of $1.9 million related to a refund from the South Carolina Reinsurance Facility. Excluding this amount, the 2006 underwriting ratio in the Maintenance States would be 26.6% compared to the 24.2% expense ratio for 2007. This decline in the underwriting expense ratio is primarily attributable to an increase in fee income in 2007 as compared with 2006.

The combined ratio in the Other States for 2007 improved substantially compared to 2006 primarily due to favorable development on prior year loss reserves in New York.

The 2007 combined ratio for the Commercial Vehicle business declined 39.0 points compared to 2006 with a loss and LAE ratio decline of 44.1 points offset by a 5.1 point increase in the underwriting expense ratio. During 2006, in the state of Florida, Infinity incurred losses on a few extra-contractual claims and incurred two large losses. In 2007, Infinity had favorable development on extra-contractual claims in Florida. Combined, these items resulted in a 9.0 point reduction in the loss and LAE ratio. In addition, the loss and LAE ratio declined as a result of favorable development on prior accident year loss and LAE reserves experienced during 2007 compared to unfavorable development during 2006. The increase in the underwriting expense ratio is primarily due to a decline in premium written over which to spread fixed costs.

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

The 2006 combined ratio in the Focus States increased 3.0 points compared to that in 2005. The loss and LAE ratio increased 1.5 points primarily from strengthening LAE reserves. The underwriting ratio increase of 1.5 points is primarily a result of an increase in advertising and in part from a larger portion of the shared service costs being attributed to these states.

Improvements in both the loss and LAE and underwriting ratios contributed to the 10.7 point improvement in the Maintenance States. During 2006, South Carolina had favorable development on prior accident period loss reserves. Included in the 2006 underwriting expense ratio is a one time benefit of $1.9 million related to a refund from the South Carolina Reinsurance Facility. Excluding this amount, the underwriting ratio for the Maintenance States would be 26.6%, a 0.2 point increase over the 26.4% in 2005.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Income

Investment income is composed primarily of gross investment revenue, investment management fees and expenses and interest expense incurred on the Quota Share Agreements, as shown in the following table (in thousands):

	Twelve months ended December 31,
	2007	2006	2005
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$68,359	$69,383	$66,547
Dividends on equity securities	1,190	1,518	1,255

Gross investment income	$69,548	$70,901	$67,802
Investment expenses	(2,162)	(2,488)	(2,315)

Net investment income	$67,387	$68,413	$65,487

2007 compared to 2006

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income declined $1.0 million for the twelve months ended December 31, 2007 as compared with the same period in 2006. Gross investment income for the twelve months ended December 31, 2006 included a one-time benefit of $0.7 million related to the catch up of amortization of bond discount on securities sold that had previously been impaired. In addition, Infinity’s gross investment income declined as average invested assets decreased 1.5% in 2007 compared to 2006. Investment expenses declined as a result of the lower average invested asset balance and as a result of lower investment management fees.

2006 compared to 2005

Investment income increased $2.9 million for the twelve months ended December 31, 2006 from 2005. Gross investment income for the twelve months ended December 31, 2006 included a one-time benefit of $0.7 million related to the catch up of amortization of bond discount on securities sold that had previously been impaired. Infinity’s average invested assets increased 0.9%. With rising interest rates in 2006, Infinity used proceeds from sales and maturities of securities to acquire higher yielding securities. As a result, Infinity’s weighted-average gross investment yield increased to 5.0% in 2006 from 4.8% in 2005.

Realized Gains (Losses) on Investments

Infinity recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended December 31, 2007
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$(2,332)	$(4,028)	$(6,360)
Equities	3,273	—	3,273

Total	$941	$(4,028)	$(3,087)

	Twelve months ended December 31, 2006
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$(94)	$(1,445)	$(1,539)
Equities	8,533	(5,032)	3,501

Total	$8,439	$(6,477)	$1,962

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31, 2005
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$18,007	$(612)	$17,394
Equities	4,970	(63)	4,908

Total	$22,977	$(675)	$22,302

2007 compared to 2006

The total realized loss in 2007 was primarily a result of impairments of fixed maturities issued by companies in the financial services industry. In addition, Infinity realized losses on the sales of fixed maturities as Infinity’s new money managers repositioned the portfolio to invest more heavily in municipal bonds and reduce the amount invested in corporate bonds.

2006 compared to 2005

As a result of rising interest rates in 2006, Infinity had fewer fixed maturity investments with gains that could be sold to utilize the capital loss carryforward and net realized gains on sales declined compared with 2005. Impairments on equities increased in 2006 as the Company moved towards investing in a more diversified portfolio of equities rather than remaining in large positions in individual stocks. Since Infinity no longer intended to hold these large positions for any length of time, any equity having an unrealized loss at year-end 2006 was impaired for that amount.

Other Income

(in thousands)	Twelve months ended December 31,
	2007	2006	2005
Finance charges on assumed business	$16	$722	$1,861
Sale of homeowners’ book	—	182	715
Gain on sale of Connecticut personal auto book	1,070	332	—
Other	1,276	1,067	1,381

Total Other Income	$2,362	$2,303	$3,957

2007 compared to 2006

Other income for the twelve months ended December 31, 2007 was relatively flat compared to 2006. A $0.7 million decline in finance charges on assumed business that is in runoff was offset by a $1.1 million fee received on renewal premium from the 2005 sale of the Assumed Agency Business’ Connecticut personal auto book. The other items included in other income of $1.3 million in 2007 are non-recurring items.

2006 compared to 2005

Other income for the twelve-month period ended December 31, 2006 declined $1.7 million from 2005, primarily due to the continued decline of finance charge income from the Assumed Agency Business that is in runoff. The other items included in other income of $1.1 million and $1.4 million in 2006 and 2005, respectively, primarily related to revenues from a majority owned captive agency. The business in this agency was discontinued at the end of 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

(in thousands)	Twelve months ended December 31,
	2007	2006	2005
Senior Notes	$11,067	$11,064	$11,060

The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, and require no principal payment until maturity in February 2014. (See Note 3 of the Consolidated Financial Statements for additional information on the Senior Notes).

Corporate General and Administrative Expenses

(in thousands)	Twelve months ended December 31,
	2007	2006	2005
Corporate General and Administrative Expenses	$7,843	$7,091	$6,641

2007 compared to 2006

Corporate general and administrative expenses increased 10.6% in 2007 compared to 2006 primarily as a result of both an increase in fees paid to the Board of Directors and share based compensation expense related to the July 31, 2007 issuance of restricted stock. (See Note 6 of the Consolidated Financial Statements for additional information on the restricted stock issuance).

2006 compared to 2005

The adoption of SFAS 123(R) on January 1, 2006 was the primary reason for the 6.8% increase in corporate general and administrative expenses in 2006 as compared to 2005. In 2005, prior to the adoption of SFAS 123(R), Infinity did not expense stock based compensation costs. (See Note 6 of the Consolidated Financial Statements for additional information on stock based compensation costs).

Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

(in thousands)	Twelve months ended December 31,
	2007	2006	2005
Restructuring Charges	$1,693	$4,782	—

During the fourth quarter of 2006, Infinity recorded a $4.8 million, pretax, charge related to severance costs. The $1.7 million charge during 2007 is primarily related to losses on subleases from facilities affected by the restructuring. Infinity expects to incur additional charges of approximately $0.4 million during 2008 as additional facilities affected by the restructuring are sublet.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expenses

(in thousands)	Twelve months ended December 31,
	2007	2006	2005
Corporate litigation expense (class action lawsuits)	$636	$3,816	$(2,518)
Loss on sublease	—	203	2,638
Lease buyout	1,975	—	—
Other	1,544	1,722	1,598

Total Other Expenses	$4,155	$5,741	$1,718

2007 compared to 2006

Other expenses decreased $1.6 million for the twelve-month period ended December 31, 2007 as compared to 2006. The decrease is primarily a result of a reduction in corporate litigation expenses in 2007 as compared to 2006 offset by a $2.0 million charge for the cost to buyout of a 10 year lease in Bellflower, CA.

2006 compared to 2005

Other expenses increased $4.0 million for the twelve-month period ended December 31, 2006 as compared to 2005. The increase relates primarily to an increase in corporate litigation expense during 2006, partially offset by a smaller loss on sublease. The 2006 corporate litigation expense increase was due to a new reserve for a class action lawsuit compared to a reduction in the litigation reserve in 2005 due to favorable settlements of other class action lawsuits. (See Note 14 of the Consolidated Financial Statements “Legal Proceedings”.)

Income Taxes

The following table reconciles the Company’s U.S. Statutory rate and effective tax rate for the periods ending December 31, 2007, 2006 and 2005.

	Twelve months ended December 31,
	2007	2006	2005
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments
Dividends received deduction	(0.2)%	(0.2)%	(0.2)%
Tax exempt interest	(2.4)%	(1.6)%	(1.4)%
Adjustment to valuation allowance	1.5%	(0.1)%	(5.0)%
Other	(0.1)%	0.5%	0.2%

Effective tax rate	33.8%	33.6%	28.6%

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

Infinity Property and Casualty Corporation and Subsidiaries:

ITEM 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9A

Controls and Procedures

Infinity’s Chief Executive Officer and Chief Financial Officer, with assistance from management, have evaluated the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control over Financial Reporting

Infinity’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Infinity conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that Infinity’s internal control over financial reporting was effective as of December 31, 2007.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Infinity Property and Casualty Corporation

We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 28, 2008

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

The information required by this Item 10 regarding Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference to Infinity’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 11

Executive Compensation

Incorporated by reference to Infinity’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Infinity’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 13

Certain Relationships and Related Transactions

Incorporated by reference to Infinity’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 20, 2008.

ITEM 14

Principal Accountant Fees and Services

Incorporated by reference to Infinity’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 20, 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 28, 2008

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Twelve months ended December 31,
	2007	2006	% Change	2005	% Change
Revenues:
Earned premiums	$1,031,564	$948,665	8.7%	$961,503	(1.3)%
Net investment income	67,387	68,413	(1.5)%	65,487	4.5%
Realized (losses) gains on investments	(3,087)	1,962	(257.3)%	22,302	(91.2)%
Other income	2,362	2,303	2.6%	3,957	(41.8)%

Total revenues	1,098,226	1,021,343	7.5%	1,053,249	(3.0)%

Costs and Expenses:
Losses and LAE	727,284	635,135	14.5%	660,579	(3.9)%
Commissions and other underwriting expenses	237,481	226,110	5.0%	224,450	0.7%
Interest expense	11,067	11,064	—	11,060	—
Corporate general and administrative expenses	7,843	7,091	10.6%	6,641	6.8%
Restructuring charges	1,693	4,782	(64.6)%	—	—
Other expenses	4,155	5,741	(27.6)%	1,718	234.2%

Total expenses	989,523	889,923	11.2%	904,448	(1.6)%

Earnings before income taxes	108,703	131,420	(17.3)%	148,801	(11.7)%
Provision for income taxes	36,759	44,138	(16.7)%	42,493	3.9%

Net Earnings	$71,944	$87,282	(17.6)%	$106,308	(17.9)%

Earnings per common share:
Basic	$3.91	$4.30	(9.1)%	$5.15	(16.5)%
Diluted	3.87	4.26	(9.2)%	5.09	(16.3)%

Average number of common shares:
Basic	18,390	20,303	(9.4)%	20,640	(1.6)%
Diluted	18,605	20,475	(9.1)%	20,892	(2.0)%

Cash dividends per common share	$0.360	$0.300	20.0%	$0.240	25.0%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturities-at fair value (amortized cost $1,215,371 and $1,258,021)	$1,226,804	$1,250,185
Equity securities – at fair value (amortized cost $49,056 and $53,030)	49,677	55,479

Total investments	$1,276,481	$1,305,664
Cash and cash equivalents	46,831	109,187
Accrued investment income	13,417	16,148
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $15,447 and $15,517	333,985	343,065
Prepaid reinsurance premiums	1,823	4,257
Recoverables from reinsurers (includes $1,280 and $4,187 on paid losses and LAE)	29,499	31,766
Deferred policy acquisition costs	75,774	76,836
Current and deferred income taxes	31,849	34,634
Prepaid expenses, deferred charges and other assets	31,676	17,522
Goodwill	75,275	75,275

Total assets	$1,916,610	$2,014,354

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and LAE	$618,409	$596,029
Unearned premiums	411,237	430,973
Payable to reinsurers	228	642
Long-term debt (fair value $191,734 and $194,213)	199,496	199,429
Commissions payable	26,872	30,118
Accounts payable, accrued expenses and other liabilities	59,144	92,562

Total liabilities	$1,315,386	$1,349,753

Commitments and Contingencies (See Note 15)	—	—

Shareholders’ Equity:
Common stock, no par value 50,000,000 shares authorized 21,007,044 and 20,837,350 shares issued	$20,942	$20,837
Additional paid-in capital	340,195	335,708
Retained earnings	426,638	361,682
Accumulated other comprehensive income, net of tax	8,353	(3,206)
Treasury stock, at cost (4,807,362 and 1,219,951 shares)	(194,904)	(50,420)

Total shareholders’ equity	$601,224	$664,601

Total liabilities and shareholders’ equity	$1,916,610	$2,014,354

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Accumulated Other Comprehensive Income (net of tax)	Treasury Stock	Total
Balance at January 1, 2005	$20,671	$329,994	$166,710	$(314)	$30,360	$—	$547,421

Net earnings	$—	$—	$106,308	$—	$—	$—	$106,308
Change in unrealized gain (loss) -investments	—	—	—	—	(34,008)	—	(34,008)

Comprehensive income							$72,300
Dividends paid to common stockholders	—	—	(4,965)	—	—	—	(4,965)
Employee stock purchases, including tax benefit	10	390	—	—	—	—	400
Exercise of stock options, including tax benefit	43	752	—	—	—	—	795
Stock granted to directors	4	121	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(1,138)	(1,138)
Amortization of unearned compensation, including tax benefit	—	254	—	284	—	—	538
Correction of an immaterial error related to prior periods (See Note 4)	—	—	11,118	—	—	—	11,118

Balance at December 31, 2005	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$87,282	$—	$—	$—	$87,282
Change in unrealized gain (loss) -investments	—	—	—	—	147	—	147

Comprehensive income							$87,429
Adjustment to initially apply SFAS 158	—	—	—	—	295	—	295
Dividends paid to common stockholders	—	—	(6,099)	—	—	—	(6,099)
Employee stock purchases, including tax benefit	7	239	—	—	—	—	246
Exercise of stock options, including tax benefit	99	2,466	—	—	—	—	2,565
Share-based compensation expense	—	1,012	—	—	—	—	1,012
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(49,282)	(49,282)
Amortization of unearned compensation, including tax benefit	—	358	—	30	—	—	388
Other	—	—	1,328	—	—	—	1,328

Balance at December 31, 2006	$20,837	$335,708	$361,682	$—	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$71,944	$—	$—	$—	$71,944
Change in unrealized gain (loss)-investments	—	—	—	—	11,336	—	11,336
Net change in post-retirement benefit liability	—	—	—	—	223	—	223

Comprehensive income							$83,503
Dividends paid to common stockholders	—	—	(6,707)	—	—	—	(6,707)
Employee stock purchases, including tax benefit	6	224	—	—	—	—	230
Exercise of stock options, including tax benefit	86	2,532	—	—	—	—	2,618
Share-based compensation expense	—	1,113	—	—	—	—	1,113
Restricted stock	7	324	—	—	—	—	331
Stock granted to directors	6	294	—	—	—	—	300
Acquisition of treasury stock	—	—	—	—	—	(144,484)	(144,484)
Other	—	—	(281)	—	—	—	(281)

Balance at December 31, 2007	$20,942	$340,195	$426,638	$—	$8,353	$(194,904)	$601,224

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve months ended December 31,
	2007	2006	2005
Operating Activities:
Net earnings	$71,944	$87,282	$106,308
Adjustments:
Depreciation and amortization	9,459	6,298	13,718
Realized losses (gains) on investing activities	3,087	(1,962)	(22,302)
Financial Accounting Standards No. 158 Transition Adjustment	—	295	—
Share-based compensation expense	1,113	1,015	—
Decrease (increase) in accrued investment income	2,731	631	(47)
Decrease (increase) in agents’ balances and premiums receivable	9,080	(51,820)	(24,939)
Decrease (increase) in reinsurance receivables	4,701	(7,651)	14,051
Decrease (increase) in deferred policy acquisition costs	1,062	(6,456)	(1,926)
(Increase) decrease in other assets	(4,905)	(4,533)	17,465
Decrease in insurance claims and reserves	2,644	(1,066)	(56,097)
Decrease in payable to reinsurers	(414)	(2,677)	(634)
(Decrease) increase in other liabilities	(29,432)	3,046	207
Other, net	350	483	516

Net cash provided by operating activities	$71,420	$22,885	$46,320
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	$(692,353)	$(135,115)	$(501,609)
Equity securities	(93,703)	(39,633)	(57,995)
Property and equipment	(21,043)	(3,537)	(3,778)
Maturities and redemptions of fixed maturity investments	92,511	125,365	123,993
Sales:
Fixed maturities	629,432	75,140	326,526
Equity securities	100,120	51,313	24,222
Property and equipment	—	8	251

Net cash provided by (used in) investing activities	$14,964	$73,541	$(88,390)
Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	2,848	2,811	1,055
Acquisition of treasury stock	(144,881)	(48,885)	(1,138)
Dividends paid to shareholders	(6,707)	(6,099)	(4,965)

Net cash used in by financing activities	$(148,740)	$(52,173)	$(5,048)

Net (decrease) increase in cash and cash equivalents	$(62,356)	$44,253	$(47,118)

Cash and cash equivalents at beginning of period	109,187	64,934	112,052

Cash and cash equivalents at end of period	$46,831	$109,187	$64,934

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

INDEX TO NOTES

1. Reporting and Accounting Policies	10. Quarterly Operating Results (unaudited)
2. Investments	11. Insurance Reserves
3. Long-Term Debt	12. Reinsurance
4. Income Taxes	13. Statutory Information
5. Computations of Earnings Per Share	14. Legal Proceedings
6. Share-Based Compensation	15. Commitments and Contingencies
7. Benefit Plans	16. Additional Information
8. Restructuring	17. Subsequent Events
9. Accelerated Share Repurchase Program

Note 1 Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Infinity Casualty Insurance Company, Infinity Insurance Company, Infinity Auto Insurance Company and Infinity Standard Insurance Company (collectively the “NSA Group”). Although Infinity was formed in 2002, the NSA Group has been writing auto insurance since 1955. Infinity currently writes nonstandard personal auto insurance, monoline commercial vehicle insurance and classic collector automobile insurance. Nonstandard personal auto insurance accounts for 94% of Infinity’s total gross written premium and is primarily written in 12 states. Approximately 53% of the nonstandard personal auto gross written premium was written in the state of California during 2007.

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business (the “Assumed Agency Business”) written through agents by AFG’s principal property and casualty subsidiary, Great American Insurance Company (“GAI”). GAI, in turn, transferred to Infinity assets (primarily investment securities) with a fair value of $125.4 million. This reinsurance arrangement permits Infinity to continue writing standard and preferred insurance on policies issued by the same GAI companies which had previously issued such policies until Infinity can take such action to allow its insurance subsidiaries to write these policies or non-renew the business. Premiums for the twelve months ended December 31, 2007 and policies-in-force at December 31, 2007 for business assumed from GAI in 2007 were $3.1 million and 4,321, respectively.

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of and for the twelve-month periods ended December 31, 2007, December 31, 2006 and December 31, 2005. These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary (“OTTI”), a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

Securities having a market value of approximately $43.6 million at December 31, 2007 were on deposit as required by regulatory authorities.

Goodwill

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of September 30, 2007, using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The September 30, 2007, test results indicated that there was no impairment charge required at that date. In addition, there was no indication of impairment at December 31, 2007.

Reinsurance

Infinity’s insurance subsidiaries cede reinsurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, Infinity’s insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Infinity’s insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies-in-force. Infinity’s insurance subsidiaries also assume reinsurance, primarily from AFG subsidiaries. Income on reinsurance assumed is recognized based on reports received from ceding companies.

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of premium writings are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, the Company evaluates the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2007, 2006 and 2005 was $76.8 million, $70.4 million and $68.5 million, respectively.

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

Premiums and Receivables

Insurance premiums written are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies-in-force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

commercial accounts throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on the relationship, on a policy basis, between receivables and unearned premium, or an aging analysis of past due balances. Premiums due from insureds are charged off if not collected within 90 days of the policies’ expiration or cancellation dates. However, even after premiums are charged off, attempts to collect the premium continue.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statements of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, Infinity adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on Infinity’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s financial statements at December 31, 2005. As required by SFAS 158, Infinity will change the measurement date for its postretirement benefit plan from September 30 to December 31 for its 2008 financial statements.

Statements of Cash Flows

Investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

Share-Based Compensation

Effective January 1, 2006, Infinity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Prior to the adoption of SFAS 123(R), Infinity accounted for stock options and other share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The fair value of shares issued under Infinity’s Restricted Stock Plan is recorded as unearned compensation and expensed over the vesting periods of the awards. Under Infinity’s Stock Option Plan, options may be granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. During 2007 and 2006, approximately $1.1 and $1.0 million of compensation expense was recognized in the Consolidated Statement of Earnings for stock options, respectively. Through December 31, 2005, no compensation expense had been recognized for stock option grants. See Note 6 of the Consolidated Financial Statements for more information on share-based compensation.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Reclassifications

Certain 2005 and 2006 amounts have been reclassified from the prior year financial statements to conform to the 2007 presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity, net cash flow or net earnings as previously reported.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) which, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. There was no impact to the accounting for the hybrid contract owned on January 1, 2007, the date of adoption. Currently, Infinity does not own any hybrid securities. All hybrid securities acquired in the future will be accounted for in accordance with the new guidelines.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007, did not have an impact on Infinity’s financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008 but does not anticipate making the election set forth in the pronouncement.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 Investments

Fixed maturities and equity securities consisted of the following (in thousands):

	Twelve months ended December 31, 2007
			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$126,079	$129,051	$2,978	$(6)
State and municipal	307,686	312,543	5,224	(367)
Public utilities	9,256	9,597	348	(7)
Mortgage-backed securities	449,884	451,678	5,101	(3,307)
Corporate and other	322,466	323,935	4,624	(3,155)

Total fixed maturities	$1,215,371	$1,226,804	$18,276	$(6,843)

Equity securities	49,056	49,677	621	—

Total	$1,264,427	$1,276,481	$18,897	$(6,843)

	Twelve months ended December 31, 2006
			Gross Unrealized
	Amortized Cost	Fair Value	Gain	Loss
Fixed maturities:
U.S. government and agencies	$90,912	$89,316	$230	$(1,826)
State and municipal	237,209	235,088	791	(2,912)
Public utilities	42,785	42,637	419	(567)
Mortgage-backed securities	331,937	326,604	213	(5,546)
Corporate and other	553,185	554,475	7,295	(6,005)
Redeemable preferred stocks	1,993	2,065	72	—

Total fixed maturities	$1,258,021	$1,250,185	$9,020	$(16,856)

Equity securities	53,030	55,479	2,449	—

Total	$1,311,051	$1,305,664	$11,469	$(16,856)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The changes in unrealized gains or losses on marketable securities, which is included in the Consolidated Statements of Changes in Shareholders’ Equity, for the twelve months ended December 31, 2007, 2006 and 2005 is detailed below (in thousands):

	Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Year ended December 31, 2007
Unrealized holding gains (losses) on securities arising during the period	$12,909	$1,444	$(5,024)	$9,329
Realized (gains) losses included in net income	6,360	(3,273)	(1,080)	2,007

Change in unrealized gain (loss) on marketable securities, net	$19,269	$(1,829)	$(6,104)	$11,336

Year ended December 31, 2006
Unrealized holding gains (losses) on securities arising during the period	$(4,441)	$6,624	$(762)	$1,421
Realized (gains) losses included in net income	1,539	(3,501)	688	(1,274)

Change in unrealized gain (loss) on marketable securities, net	$(2,902)	$3,123	$(74)	$147

Year ended December 31, 2005
Unrealized holding gains (losses) on securities arising during the period	$(30,785)	$770	$10,503	$(19,512)
Realized (gains) losses included in net income	(17,394)	(4,908)	7,806	(14,496)

Change in unrealized gain (loss) on marketable securities, net	$(48,179)	$(4,138)	$18,309	$(34,008)

Infinity has recorded cumulative, pretax, other-than-temporary impairment charges on securities as follows (in thousands):

	Twelve months ended December 31,
	2007	2006	2005
Beginning balance	$8,607	$9,204	$11,935
Impairments recorded:
Fixed maturities	4,028	1,445	612
Equity securities	—	5,032	63
Sales, maturities and paydowns	(8,078)	(7,074)	(3,406)

Ending balance	$4,557	$8,607	$9,204

Gross gains and losses investment transactions included in the Consolidated Statements of Cash Flows consisted of the following (in thousands):

	Twelve months ended December 31,
	2007	2006	2005
Fixed maturities
Gross gains	$5,597	$1,029	$18,479
Gross losses	(7,929)	(1,123)	(472)

Net realized gains (losses) on sales of fixed maturities	(2,332)	(94)	18,007
Current year impairments	(4,028)	(1,445)	(612)

Realized gains (losses) included in net income	$(6,360)	$(1,539)	$17,394

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Twelve months ended December 31,
	2007	2006	2005
Equity securities
Gross gains	$4,349	$8,823	$5,087
Gross losses	(1,076)	(290)	(117)

Net realized gains (losses) on sales of fixed maturities	3,273	8,533	4,970
Current year impairments	—	(5,032)	(63)

Realized gains (losses) included in net income	$3,273	$3,501	$4,908

The following chart summarizes Infinity’s security positions with unrealized losses, which were less than twelve months old and greater than twelve months old, as of December 31, 2007 (dollars in thousands):

	Less than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	79	$75,373	$72,214	$(3,159)
Equity securities	—	—	—	—

Total	79	$75,373	$72,214	$(3,159)

	Greater than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	101	$315,075	$311,391	$(3,684)
Equity securities	—	—	—	—

Total	101	$315,075	$311,391	$(3,684)

The following chart summarizes Infinity’s security positions with unrealized losses, which were less than twelve months old and greater than twelve months old, as of December 31, 2006 (dollars in thousands):

	Less than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	52	$129,737	$128,671	$(1,066)
Equity securities	—	—	—	—

Total	52	$129,737	$128,671	$(1,066)

	Greater than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	249	$776,073	$760,283	$(15,790)
Equity securities	—	—	—	—

Total	249	$776,073	$760,283	$(15,790)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2007	December 31, 2006
Number of positions held with unrealized:
Gains	311	204
Losses	180	301

Number of positions held that individually exceed unrealized:
Gains of $500,000	7	1
Losses of $500,000	1	1

Percentage of positions held with unrealized:
Gains that were investment grade	86%	83%
Losses that were investment grade	66%	94%

The number of positions held with unrealized losses that were investment grade declined in 2007 primarily as a result of the widening of interest rate spreads on high yield bonds relative to treasury rates. Based on market values, instead of counts, the percentage of positions held with unrealized losses that were investment grade was 90% at December 31, 2007, compared to 96% at December 31, 2006.

The following table sets forth the amount of unrealized loss by age and severity at December 31, 2007 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$24,461	$(590)	$(420)	$(60)	$(110)
Six months	9,279	(324)	(135)	(73)	(116)
Nine months	35,304	(2,179)	(363)	(838)	(978)
Twelve months	3,170	(66)	(66)	—	—
Greater than twelve months	311,391	(3,684)	(2,980)	(704)	—

Total	$383,605	$(6,843)	$(3,964)	$(1,675)	$(1,204)

*	As compared to amortized cost.

Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	Whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	the extent to which fair value is less than cost basis;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists;

•	third-party research and credit rating reports; and

•	the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Management regularly evaluates for potential impairment each security position that either has a fair value of less than 95% of its book value an unrealized loss that exceeds $100,000 or had one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the cost or amortized cost and fair value of our fixed maturities at December 31, 2007, by contractual years-to-maturity (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

Maturity	Cost or Amortized Cost	Fair Value
One year or less	$19,528	$19,739
After one year through five years	468,652	473,565
After five years through ten years	180,915	183,353
After ten years	96,392	98,469
Mortgage-backed securities	449,884	451,678

Total fixed maturities	$1,215,371	$1,226,804

Net Investment Income

The following table shows investment income earned and investment expenses incurred by Infinity’s insurance companies (in thousands):

	Twelve months ended December 31,
	2007	2006	2005
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$68,359	$69,383	$66,547
Dividends on equity securities	1,190	1,518	1,255

Gross investment income	$69,549	$70,901	$67,802
Investment expenses	(2,162)	(2,488)	(2,315)

Net investment income	$67,387	$68,413	$65,487

Infinity’s fixed maturity portfolio at December 31, 2007 includes securities with fair values totaling $0.2 million or 0.02% of the total fixed maturity portfolio that have not produced investment income for at least twelve months as of December 31, 2007.

Note 3 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (“Senior Notes”). The notes bear interest at a fixed 5.5% coupon rate which is payable semi-annually. The proceeds of the Senior Notes were used to retire a $200 million amortizing term loan. Infinity capitalized $2.1 million of debt issuance costs which are being amortized over the term of the Senior Notes.

Interest paid by Infinity on long-term debt was $11.0 million, $11.0 million and $11.0 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Infinity’s $20 million credit facility expired on August 31, 2005 and was replaced with a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. As of December 31, 2007, Infinity was in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at December 31, 2007 and December 31, 2006.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 Income Taxes

Taxes paid by Infinity in the years 2007, 2006 and 2005 were $39.7 million, $48.8 million and $29.5 million, respectively. The following is a reconciliation of income taxes at the statutory rate of 35.0% and income taxes as shown in the Consolidated Statement of Earnings (in thousands):

	Year ended December 31,
	2007	2006	2005
Earnings before income taxes	$108,703	$131,420	$148,801
Income taxes at statutory rate	38,046	45,997	52,080
Effect of:
Dividends-received deduction	(225)	(300)	(288)
Tax-exempt interest	(2,586)	(2,047)	(2,023)
Adjustment to valuation allowance	1,622	(128)	(7,384)
Other	(98)	616	108

Provision for income taxes as shown on the Consolidated Statements of Earnings	$36,759	$44,138	$42,493

GAAP effective tax rate	33.8%	33.6%	28.6%

The total income tax provision (benefit) consists of (in thousands):

	2007	2006	2005
Current	$33,207	$44,258	$37,052
Deferred	3,552	(120)	5,441

Provision for income taxes	$36,759	$44,138	$42,493

The Infinity consolidated tax group generated capital losses in 2003 and in 2007. Approximately $22 million of capital losses that were generated in the first short-period of 2003 expired unused in 2007. The tax benefit of the capital loss carryforwards at December 31, 2007 is (in thousands):

	Expiring	Amount
Capital loss carryforward	2008	$8,255
Capital loss carryforward	2012	$3,039

As of December 31, 2007, deferred taxes relating to the capital loss carryforwards and the OTTI reserve have been fully offset by a valuation allowance. Therefore, in the future, the tax benefit from the utilization of any of these capital loss carryforwards or any change in the OTTI reserve will be reflected in current tax expense and will impact the effective tax rate calculation for that period.

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Twelve months ended December 31,
	2007	2006
Deferred tax assets:
Discount on loss reserves	$12,954	$13,134
Unearned premium reserve	28,659	29,870
Net capital loss carryforward	11,294	16,017
Investment securities – basis differences OTTI	1,595	3,012
Investment securities – unrealized losses	—	1,885
Investment securities – basis differences ordinary	215	928
Bad debts	5,407	5,259
Accrued bonuses	3,588	3,795
Other, net only for 2006	8,387	9,554

	$72,099	$83,454
Valuation allowance for deferred tax assets	(11,294)	(16,017)
Valuation allowance for OTTI	(1,595)	(3,012)

	$59,210	$64,425
Deferred tax liabilities:
Deferred policy acquisition costs	$(26,521)	$(26,893)
Investment securities – unrealized gains	(4,219)	—
Other	(713)	—

Subtotal	$(31,453)	$(26,893)

Net deferred tax assets	$27,757	$37,532

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

Infinity adopted the provisions of FIN 48 effective January 1, 2007. As of the date of adoption, Infinity did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in Infinity’s Consolidated Balance Sheet at January 1, 2007. During 2007 there were no material changes that resulted in the gross unrecognized tax benefit exceeding the materiality threshold as of December 31, 2007.

Infinity is not currently under examination by the IRS. The statutes of limitations for the calendar years 2004, 2005 and 2006 have not expired.

Surplus Adjustment

Included in the 2005 Consolidated Statements of Changes in Shareholders’ Equity is $11.1 million related to the correction of an error on the balance sheet as a result of the understatement of net tax assets ($4.9 million to deferred tax assets and $6.2 million to current tax liability) and surplus received prior to the initial public offering in 2003. The correction of this error was not related to 2005 consolidated operations and was therefore excluded from the 2005 Statements of Earnings.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 Computations of Earnings per Share

The following table illustrates Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	Twelve months ended December 31,
	2007	2006	2005
Net earnings	$71,944	$87,282	$106,308
Basic average shares outstanding	18,390	20,303	20,640

Basic earnings per share	$3.91	$4.30	$5.15

Basic average shares outstanding	18,390	20,303	20,640
Restricted stock not vested	30	6	51
Dilutive effect of assumed option exercises	185	166	201
Shares needed to settle ASR at end of period	—	—	—

Average diluted shares outstanding	18,605	20,475	20,892

Diluted earnings per share	$3.87	$4.26	$5.09

On September 7, 2007, Infinity repurchased shares through an accelerated share repurchase (“ASR”) program. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. Had Infinity settled in shares the ASR based on the volume weighted average price through December 31, 2007, the Company would have received shares from the dealer. The shares that would have been received from the dealer were excluded from the shares outstanding calculation because to include would have been anti-dilutive.

Note 6 Share-Based Compensation

Effective January 1, 2006, Infinity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In accordance with the modified prospective transition method as set forth in SFAS 123(R), compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the 15% discount on the purchases in the ESPP. Results for prior periods have not been restated. As previously allowed under APB 25, no share-based compensation expense related to employee stock options and employee stock purchases was recognized during 2005 or 2004.

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There are 500,000 shares of Infinity common stock reserved for issuance under the Amended Restricted Stock Plan, of which 206,609 shares have been issued as of December 31, 2007. Prior to the adoption of SFAS 123(R), the fair value of shares issued under Infinity’s Amended Restricted Stock Plan was recorded as unearned compensation and expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant. The fair value of restricted stock grants issued after January 1, 2006 is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the restricted stock activity for the year ended December 31, 2007:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2007	—	—

Granted	72,234	$44.04

Vested	—	—

Forfeited	—	—

Non-vested as of December 31, 2007	72,234	$44.04

On July 31, 2007, Infinity’s Compensation Committee (the “Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s Amended 2002 Restricted Stock Plan. These shares of restricted stock will vest in full on July 31, 2011. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends, which will not be paid until the shares have vested. The restricted shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation.

During 2007, $0.3 million of expense was recorded in the Consolidated Statement of Earnings related to the grant of restricted stock. No expense was recorded in the Consolidated Statement of Earnings during 2006 and 2005. As of December 31, 2007, there was $2.8 million of compensation expenses related to non-vested restricted stock not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 1.8 years.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purposes of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors Plan, of which 12,553 shares have been issued as of December 31, 2007. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1 of 2007, 2006 and 2005, 5,658, 2,990 and 3,905 shares of Infinity common stock, valued pursuant to the plan at $300,000, $125,000 and $125,000, respectively, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the ESPP in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, that employee is precluded from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 24,950 have been issued as of December 31, 2007. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% market discount for shares purchased during 2007 and 2006 approximated $40,700 and $42,500, respectively, and was recognized as compensation expense in the Consolidated Statement of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Stock Option Plan

Infinity’s Stock Option Plan (the “SOP”) was established with 2,000,000 shares (subject to anti-dilution provisions) of Infinity common stock reserved for issuance under the SOP. The Committee administers the plan. Each member of the Committee is an “outside director,” as such term is defined under Section 162(m) of the Code, as a “Non-Employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2007, there were 1,396,620 shares available for grant under the SOP. The SOP allows forfeited options to be reissued. Options are generally granted with an exercise price equal to the market price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control, retirement, death or disability as such terms are defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

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

There were no options granted during 2007, 2006 or 2005. The weighted-average-grant-date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants		2003 Grants
Weighted-average-grant date fair value	$13.87		$5.97

Dividend yield	0.7%		1.4%

Expected volatility	33.0%		33.0%

Risk-free interest rate	4.3%		4.0%

Expected life	7.5	years	7.5	years

Weighted-average-grant exercise price	$33.56		$16.11

Outstanding as of December 31, 2007	136,500		221,860

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the twelve-month period ended December 31, 2007:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2007	450,016	$23.23

Granted	—	—

Exercised	(85,856)	24.60

Forfeited	(5,800)	28.73

Outstanding as of December 31, 2007	358,360	$22.82	5.52	$4.7

Vested or expected to vest as of December 31, 2007	358,360	$22.82	5.52	$4.7

Exercisable as of December 31, 2007	243,692	$22.15	5.48	$3.4

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of December 31, 2007, Infinity used an estimated forfeiture rate of 0.0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

During 2007 and 2006, $1.1 million and $1.0 million of expense were recorded in the consolidated Statement of Earnings related to stock options, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled $0.5 million, $0.8 million and $0.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 were $2.1 million, $1.8 million and $0.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was approximately $1.7 million, $2.2 million and $0.7 million, respectively.

As of December 31, 2007, there was $0.5 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 0.6 year. The total fair value of stock option and restricted stock shares which vested during the years ended December 31, 2007, 2006 and 2005 was approximately $1.1 million, $1.0 million and $1.6 million, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table illustrates what the effect on 2005 net income and earnings per share would have been if Infinity had applied the fair value recognition provisions of SFAS 123 to stock option grants. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes modified option-pricing formula and amortized to expense over the options’ vesting periods.

(in thousands, except per share information)	Twelve months ended December 31, 2005
Net earnings (as reported)	$106,308
Pro forma stock option expense	(1,154)

Net earnings (adjusted)	$105,154

Earnings per share (as reported):
Basic	$5.15
Diluted	$5.09

Earnings per share (adjusted):
Basic	$5.09
Diluted	$5.03

Basic shares outstanding	20,640
Diluted shares outstanding	20,892

Note 7 Benefit Plans

Infinity provides retirement benefits for all eligible employees by matching contributions made on a discretionary basis to participants’ accounts in the Infinity 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $15,500 per year or 25% of the participant’s salary. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,000 in 2007. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. Infinity retains the right to make discretionary supplemental contributions to the accounts of plan participants which were 2.5%, 3.0% and 3.5% in 2007, 2006 and 2005, respectively. The matching percentage made by Infinity is 100% of participants’ contributions up to a ceiling of 3% with a maximum company match of $6,750 in 2007. The plan expense was $4.3 million, $5.4 million and $4.3 million for the twelve-month periods ended December 31, 2007, 2006 and 2005, respectively.

Additionally, Infinity’s Supplemental Retirement Plan is a nonqualified deferred compensation plan that allows certain highly compensated employees to receive the full discretionary employer contribution that is precluded by the provisions of the 401(k) Retirement Plan or by law due to limits on compensation. The amounts contributed by Infinity were approximately $88,000, $106,000, and $127,000 for 2007, 2006, and 2005.

Infinity maintains a nonqualified deferred compensation plan for certain highly-compensated employees which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at Infinity’s approximate long-term borrowing rate. The deferred amounts are a general obligation liability of Infinity and amounted to $4.9 million, $3.4 million and $2.4 million at December 31, 2007, 2006 and 2005, respectively. Interest credited by Infinity was approximately $250,000, $176,000 and $116,000 for these same time periods.

Infinity also provides postretirement medical and life insurance benefits to certain eligible retirees. During 2006, Infinity determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Infinity did not reflect the government subsidy provided by the MMA in the calculation of the accumulated postretirement benefit obligation (“APBO”) as of December 31, 2007, 2006 and 2005 other than as reflected in the insured over 65 rates going forward.

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

Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $176,823 ($114,935 net of tax) and unrecognized actuarial gains of $619,298 ($402,544 net of tax). The prior service credit and actuarial gain included in accumulated other comprehensive income expected to be recognized in net periodic postretirement benefit income during the fiscal year-ended December 31, 2008 is $66,676 ($43,339 net of tax) and $32,490 ($21,119 net of tax), respectively.

The unfunded status of the plan of $3,584,057 at December 31, 2007 is recognized in the accompanying statement of financial position as other liability. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2008.

Data related to this plan is shown in the following tables (in thousands).

	2007	2006	2005
Net benefit obligation at beginning of year	$3,866	$4,877	$4,267
Service cost	169	180	131
Interest cost	195	249	248
Participant contributions	50	119	109
Assumption change	—	—	1,074
Actuarial (gain) loss	(409)	(1,155)	(529)
Gross benefits paid	(287)	(404)	(423)

Net benefit obligation at end of year	$3,584	$3,866	$4,877

	2007	2006	2005
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.20%	5.20%	5.25%
Health care cost trend on covered charges	8.0% decreasing to 5.0% in 2011	9.0% decreasing to 5.0% in 2011	9.4% decreasing to 5.0% in 2012

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table discloses the components of net periodic postretirement benefit cost (in thousands):

	2007	2006	2005
Service cost	$169	$180	$131
Interest cost	195	249	248
Amortization of prior service cost	(67)	(67)	(67)
Amortization of net cumulative (gain)/loss	—	67	6

Net periodic postretirement benefit cost	$297	$429	$318

The following table discloses the effects of a hypothetical one-percentage-point increase and the effect of a hypothetical one-percentage-point decrease in the assumed healthcare trend rate (in thousands):

	2007	2006	2005
A one-percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$283	$307	$547
1% decrease	(251)	(279)	(470)

A one-percentage point hypothetical change in the assumed healthcare cost trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs:

1% increase	$35	$44	$80
1% decrease	(30)	(37)	(64)

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	237	285	314
Participant contributions	50	119	109
Gross benefits paid	(287)	(404)	(423)

Fair value of plan assets at end of year	$—	$—	$—

The following table presents the funded status and the amounts recognized in the statement of financial position (in thousands):

	2007	2006	2005
Funded status:
Fair value of plan assets	$—	$—	$—
Benefit obligations	(3,584)	(3,866)	(4,877)

Funded status at end of year	$(3,584)	$(3,866)	$(4,877)

Contributions made after the measurement date	—	—	—
Unrecognized actuarial net (gain) loss	—	—	1,011
Unrecognized prior service cost	—	—	(310)

Net amount recognized at end of year	$(3,584)	$(3,866)	$(4,176)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the 10 year forecast and best estimate of expected contributions (in thousands):

	2007		2006		2005
Expected future benefit payments
2008	$272	2007	$237	2006	$284
2009	290	2008	266	2007	288
2010	297	2009	281	2008	304
2011	301	2010	302	2009	310
2012	306	2011	318	2010	325
2013-2017	1,564	2012-2016	1,746	2011-2015	1,634

Ten Year Total	$3,030		$3,150		$3,145

Note 8 Restructuring

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

Restructuring costs incurred in 2007 and 2006 are as follows (in thousands):

	2007	2006	Total
Employee related costs	$(562)	$4,782	$4,220
Contract termination costs	1,929	—	1,929
Other exit costs	326	—	326

Total	$1,693	$4,782	$6,475

Infinity expects to incur additional charges of approximately $0.4 million during 2008 as additional facilities affected by the restructuring are sublet or closed.

Activity related to accrued restructuring charges as of December 31, 2007 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2006	$4,782	$—	$—	$4,782
Incurred	357	1,929	326	2,612
Costs paid or settled	(2,830)	(467)	(326)	(3,623)
Net adjustments	(919)	—	—	(919)

Balance at December 31, 2007	$1,390	$1,462	$—	$2,852

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

Note 9 Accelerated Share Repurchase Program

On September 7, 2007, Infinity repurchased 2,554,932 shares through an accelerated share repurchase (“ASR”). The shares were purchased from a dealer at $39.14 per share for a total cost of $100 million. The dealer began purchasing shares on October 8, 2007, and is expected to purchase an equivalent number of shares by the end of May 2008. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. The price adjustment will be recorded as an adjustment to shareholders’ equity. The maximum number of shares Infinity could be required to issue to settle the ASR is 7,664,796. Had the ASR settled as of December 31, 2007, Infinity would have received from the dealer either $1.7 million or 46,060 shares. Infinity purchased a collar on a portion of the shares to provide some protection from a significant increase in Infinity’s stock price.

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

The following are quarterly results of consolidated operations of Infinity for the three years ended December 31, 2007 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2007
Revenues	$274,875	$280,385	$275,874	$267,092	$1,098,226
Net earnings	21,758	14,322	17,063	18,801	71,944
Earnings per share:
Basic	$1.11	$0.74	$0.93	$1.16	$3.91
Diluted	1.10	0.73	0.91	1.14	3.87
2006
Revenues	$251,713	$254,037	$252,050	$263,543	$1,021,343
Net earnings	29,066	19,981	15,805	22,430	87,282
Earnings per share:
Basic	$1.41	$0.97	$0.78	$1.13	$4.30
Diluted	1.39	0.96	0.78	1.12	4.26
2005
Revenues	$260,631	$273,527	$262,776	$256,315	$1,053,249
Net earnings	23,982	23,690	26,681	31,955	106,308
Earnings per share:
Basic	$1.16	$1.15	$1.29	$1.55	$5.15
Diluted	1.15	1.13	1.28	1.53	5.09

Realized gains (losses) on securities amounted to:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2007	$1,766	$(2,997)	$(1,772)	$(84)	$(3,087)
2006	75	(61)	(1,781)	3,729	1,962
2005	12,080	8,431	1,791	—	22,302

Note 11 Insurance Reserves

Infinity’s insurance reserves consist of business produced directly by its wholly-owned insurance subsidiaries, the Assumed Agency Business and two other unaffiliated insurance companies.

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

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance (and grossed up), over the past three years (in thousands):

	2007	2006	2005
Balance at Beginning of Period
Unpaid losses on known claims	$231,029	$262,626	$339,101
IBNR losses	167,965	181,340	176,809
LAE	197,035	181,904	180,338

Total unpaid losses and LAE	596,029	625,870	696,248
Reinsurance recoverables	(27,579)	(15,421)	(27,112)

Unpaid losses and LAE, net of reinsurance recoverables	568,450	610,449	669,136

Current Activity
Loss and LAE incurred:
Current accident year	740,769	666,335	677,580
Prior accident years	(13,485)	(31,200)	(17,001)

Total loss and LAE incurred	727,284	635,135	660,579

Loss and LAE payments:
Current accident year	(430,274)	(370,466)	(368,182)
Prior accident years	(275,270)	(306,668)	(351,084)

Total loss and LAE payments	(705,544)	(677,134)	(719,266)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	590,190	568,450	610,449
Add back reinsurance recoverables	28,219	27,579	15,421

Total unpaid losses and LAE	$618,409	$596,029	$625,870

Unpaid losses on known claims	$225,415	$231,029	$262,626
IBNR losses	186,402	167,965	181,340
LAE	206,592	197,035	181,904

Total unpaid losses and LAE	$618,409	$596,029	$625,870

During calendar year 2007, Infinity experienced $13.5 million of favorable reserve development, primarily from favorable development on prior accident period loss reserves as well as a reduction in LAE estimates due to favorable expense payment patterns on bodily injury coverages in both California and Florida. During calendar year 2006, Infinity experienced $31.2 million of favorable reserve development. This development came primarily from a reduction in ultimate estimates for average claim severities from accident years 2003-2005 in physical damage and bodily injury coverages. For those years, estimates for ultimate claim frequencies increased slightly. During calendar year 2005, Infinity experienced $17.0 million of favorable reserve development, primarily from continued favorable development in the California business for 2004 and 2003 as the Company experienced continued improvement in claims frequency trends.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 Reinsurance

The following table shows written and earned premiums included in income for reinsurance assumed and amounts deducted from written and earned premiums in connection with reinsurance ceded (in thousands).

Year	Direct Premiums Written	Reinsurance Assumed	Reinsurance Ceded	Net Written Premiums	% of Amount Assumed to Net
2007	$1,016,040	$3,078	$(4,856)	$1,014,262	0.3%
2006	982,477	9,932	(10,219)	982,190	1.0%
2005	930,109	72,704	(23,178)	979,635	7.4%

Year	Direct Premiums Earned	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premiums	% of Amount Assumed to Net
2007	$1,033,541	$5,313	$(7,290)	$1,031,564	0.5%
2006	923,999	39,635	(14,969)	948,665	4.2%
2005	907,591	80,939	(27,027)	961,503	8.4%

Assumed Reinsurance

Assumed business consists of two components:

(i) The Assumed Agency Business and, to a lesser extent, business assumed from other unaffiliated insurance companies; and

(ii) Business assumed from involuntary pools and associations.

For the twelve months ended December 31, 2007, 2006 and 2005, the Company assumed $3.1 million, $11.9 million and $60.1 million of written premiums, respectively, from GAI for the Assumed Agency Business under a reinsurance agreement effective January 1, 2003 as explained in more detail in Note 1 of the Consolidated Financial Statements. Also, at December 31, 2007 and 2006, the Company assumed $49.7 million and $72.7 million of total unpaid losses and LAE, respectively, from GAI.

Also for the twelve months ended December 31, 2006 and 2005, the Company assumed $(0.4) million and $14.5 million of premiums, respectively, from other insurance companies as part of fronting arrangements under which Infinity utilizes these companies’ insurance licenses to write business while assuming substantially all of that business back from these carriers. Also, at December 31, 2007 and 2006, the Company assumed $15.3 million and $17.9 million of assumed unpaid losses and LAE, respectively, under these fronting arrangements. Beginning January 1, 2006, Infinity discontinued its largest fronting arrangement on a runoff basis, which was responsible for the negative assumed premium in 2006.

Although the business is issued on GAI’s and these other unaffiliated companies’ policies, Infinity manages the pricing, marketing, policy issuance, claims adjusting and loss reserving for this business.

For the twelve months ended December 31, 2006 and 2005, the Company assumed $(1.6) million and $(1.9) million of premiums, respectively, and at December 31, 2006 assumed $0.1 million of the total unpaid losses and LAE, respectively, from involuntary pools and associations. Assumed premiums from involuntary pools and associations for 2006 and 2005 were negative as a result of premiums returned to the North Carolina reinsurance facility based on our current assessment and activity reported by the facility. During the twelve months ended December 31, 2007, Infinity assumed, from involuntary pools and associations, premiums and unpaid losses and LAE of less than $0.1 million each.

Ceded Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. The catastrophe reinsurance in place for 2007 and 2006 provided protection for losses up to $10 million in excess of $5 million for any single event. The 2005 catastrophe program provided protection for losses up to $5 million in excess of $5 million. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence and personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage. Written premiums ceded under these agreements during 2007, 2006, and 2005 were $4.4 million, $5.1 million and $5.4 million, respectively. The remaining ceded premium relates to homeowners business (which is currently in runoff), Classic Collector and business written on behalf of other companies.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Ceded reinsurance for all programs above reduced Infinity’s incurred losses by $5.9 million, $21.4 million and $14.2 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Note 13 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis were as follows (in thousands):

Net Earnings (Loss)			Policyholders’ Surplus
2007	2006	2005	2007	2006
$83,875	$92,472	$115,307	$478,890	$492,856

For the twelve-month periods ended December 31, 2007, 2006 and 2005, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, deferred taxes and holding company expenses, including interest.

The decrease in policyholder’s surplus in 2007 compared to 2006 is primarily due to dividend payments of $90 million and an increase in non-admitted assets of $9 million offset by statutory net earnings of $83.9 million.

Note 14 Legal Proceedings

Infinity’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by Infinity in establishing loss and LAE reserves.

Infinity also faces in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. Infinity continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by SFAS No. 5, “Accounting for Contingencies.” Under this guidance, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted by establishing a reserve captured within the Company’s balance sheet line-items “Unpaid losses and LAE” for bad faith claims and “Accounts payable, accrued expenses, and other liabilities” for class action lawsuits. Amounts incurred are recorded on the income statement within “Losses and LAE” for bad faith claims and “Other expenses” for class action lawsuits.

Certain claims and legal actions have been brought against Infinity for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the rules described above. While it is not possible to predict the ultimate outcome of these claims or lawsuits, management does not believe they are likely to have a material effect on Infinity’s financial condition or liquidity. Losses incurred as a result of these cases could, however, have a material adverse impact on net earnings.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Following is a discussion of the Company’s potentially significant pending cases at December 31, 2007:

•

In Dave Munn v. Eastwood Insurance Services, et al. (Superior Court for the City and County of San Francisco), filed November 2005, the plaintiff alleges violations of provisions of the California Business & Professions Code. The case involves a dispute over the legality of broker fees charged by Eastwood Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiff alleges that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, Eastwood should not have charged broker fees. Plaintiff seeks from Eastwood restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies. Plaintiff had sought injunctive relief from Infinity to prohibit Infinity from conducting business with Eastwood as a broker. Eastwood initiated a cross-claim against Infinity seeking contribution and indemnification of any amounts that it was determined to owe plaintiff. The court recently issued an order, on plaintiff’s motion, dismissing Infinity as a named defendant to the suit. The only remaining claim against Infinity in the suit is the claim for contribution and indemnification from Eastwood. Infinity rejects the allegations made by Eastwood for contribution and indemnification and intends to vigorously defend against all claims in this case. The case is in the discovery stage and trial is scheduled for April 28, 2008. However, it is anticipated at this time that the case will be stayed while Infinity appeals the court’s denial of its motion to require Eastwood’s claims against Infinity to be arbitrated. At this time, the Company is neither able to determine whether a loss is probable, nor can the Company estimate a range of loss.

•

Eugene Maystruck v. Infinity Insurance Company (Superior Court of the State of California, Los Angeles County) is a putative class action filed in October 2007. The action alleges that Infinity’s Repair Satisfaction Vehicle Program (“R.S.V.P.”) violates California Administrative Code Section 2695.8(e), Insurance Code section 758.5(d), Section 17200 of the Business and Professions Code, and constitutes a breach of the implied covenant of good faith and fair dealing. The putative class action suit seeks compensatory damages, attorney fees, injunctive relief, reformation of the insurance policy and costs and expenses. Infinity rejects the allegations made by plaintiff and intends to vigorously defend against all claims in this case. At this time, the Company is neither able to determine whether a loss is probable, nor can the Company estimate a range of loss.

Note 15 Commitments and Contingencies

Commitments

Minimum rental commitments under noncancelable operating leases with an initial or remaining term of more than one year as of December 31, 2007 were as follows (in thousands):

Due in	Operating Leases
2008	$20,453
2009	16,572
2010	13,611
2011	7,999
2012 and after	26,943

Total	$85,578

As of December 31, 2007, the total minimum rental payments to be received in the future under noncancelable subleases were approximately $9.6 million.

In December 2006, Infinity entered into an eleven year operating lease for a call center facility in Birmingham, Alabama. This lease provides Infinity the right and option to purchase the property. This option expires on October 1, 2010. During 2007, Infinity made $6.3 million of leasehold improvements to this property which will be amortized over five years.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additionally, Infinity leases fleet vehicles for a minimum term of 12 months. After the minimum term, the lease becomes month-to-month. As of December 31, 2007, the total remaining minimum lease payments under the fleet operating lease was approximately $614 thousand.

During 2008, Infinity plans to construct a new 300 seat customer service call center in McAllen, Texas. The total estimated cost to complete the construction, including the cost of the land, is approximately $7.3 million. As of December 31, 2007, Infinity was committed to $20,000 of the total cost.

Lease expense incurred by the Company during the last three years is as follows (in thousands):

Operating Leases Expense
2007	$19,592
2006	17,492
2005	19,123

Contingencies

The Company, based on the application of SFAS No. 5 “Accounting for Contingencies,” has the following loss contingencies for which it accrues in its financial statements:

• Other-than-temporary impairments on investments	Note 2
• Restructuring	Note 8
• Insurance reserves	Note 11
• Legal proceedings	Note 14
• Allowance for uncollectible accounts	Note 16

For each item listed above, please refer to the notes referenced for additional discussion.

Note 16 Additional Information

Allowances for Uncollectible Accounts

Agents’ balances and premiums receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2007	2006	2005
Beginning balance	$15,517	$11,859	$11,524
Provision for losses	21,824	20,092	17,403
Uncollectible amounts written off	(21,894)	(16,434)	(17,068)

Ending balance	$15,447	$15,517	$11,859

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity’s insurance subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2007 from Infinity’s insurance subsidiaries without seeking regulatory clearance is approximately $79 million. Additional amounts of dividends, loans and advances require regulatory approval.

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

Note 17 Subsequent Events

On February 8, 2008, Infinity reached an agreement to settle for $13.0 million a lawsuit brought against one of its insurance company subsidiaries alleging bad faith in the handling of a 1993 Florida personal automobile liability claim. Because the settlement amount of $13.0 million was greater than the loss reserve previously established, Infinity accrued an additional loss of $9.5 million in the fourth quarter of 2007. The accompanying financial statements include the effects of the settlement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules:

A.	Selected Quarterly Financial Data is included in Note 10 to the Consolidated Financial Statements.

B.	Schedules filed herewith as of December 31, 2007:

		Page
I	– Summary of Investments (See Note 2)	53

II	– Condensed Financial Information of Registrant	76

III	– Supplementary Insurance Information	Not required

IV	– Reinsurance (See Note 12)	70

V	– Valuation and Qualifying Accounts (see Note 16)	73

VI	– Supplemental Information Concerning Property-Casualty Insurance Operations.	78

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In thousands)

	December 31,
	2007	2006
Assets:
Investment in subsidiaries	$623,074	$618,083
Fixed maturities, at market (amortized cost: $147,812 and $188,397)	149,224	187,697
Cash and cash equivalents	21,662	48,874
Receivables from affiliates	9	169
Other assets	11,870	14,908

Total assets	$805,839	$869,731

Liabilities and Shareholders’ Equity:
Long-term debt	$199,496	$199,429
Other liabilities	5,119	5,701
Shareholders’ equity	601,224	664,601

Total liabilities and shareholders’ equity	$805,839	$869,731

Condensed Statement of Earnings

(In thousands)

	Twelve months ended December 31,
	2007	2006	% Change	2005	% Change
Income:
Income in equity of subsidiaries	$78,943	$94,760	(16.7)%	$115,844	(18.2)%
Net investment income	9,498	7,479	27.0%	3,162	136.5%
Realized loss on investments	(910)	(160)	468.8%	—	—

Total income	$87,531	$102,079	(14.3)%	$119,006	(14.2)%

Costs and Expenses:
Interest expense	11,067	11,064	—	11,060	—
Corporate general and administrative expenses	7,843	7,091	10.6%	6,641	6.8%

Total expenses	$18,910	$18,155	4.2%	$17,701	2.6%

Earnings before income taxes	68,621	83,924	(18.2)%	101,305	(17.2)%
Provision for income taxes	(3,323)	(3,358)	(1.0)%	(5,003)	(32.9)%

Net earnings	$71,944	$87,282	(17.6)%	$106,308	(17.9)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

Condensed Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2007	2006	2005
Operating Activities
Net income	$71,944	$87,282	$106,308
Equity in consolidated subsidiaries	(78,943)	(94,760)	(115,844)
Other	5,120	2,193	(357)

Net cash used in operating activities	$(1,879)	$(5,285)	$(9,893)

Investing Activities
Purchase of fixed maturity investments	$(169,982)	$(130,940)	$(61,636)
Maturities and redemptions of fixed maturity investments	49,416	41,945	4,500
Sale of fixed maturities	159,835	950	—
Dividends received from subsidiary	85,000	160,000	62,500
Capital contributed to subsidiaries	(862)	(680)	—

Net cash provided by investing activities	$123,407	$71,275	$5,364

Financing Activities
Proceeds from stock option exercise and employee stock purchase plan	$2,848	$2,811	$1,055
Acquisition of treasury stock	(144,881)	(48,885)	(1,138)
Dividends paid to shareholders	(6,707)	(6,099)	(4,965)

Net cash used in financing activities	$(148,740)	$(52,173)	$(5,048)

Net (decrease) increase in cash and cash equivalents	$(27,212)	$13,817	$(9,577)

Cash and cash equivalents at beginning of period	48,874	35,057	44,634

Cash and cash equivalents at end of period	$21,662	$48,874	$35,057

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION

SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2007

(IN THOUSANDS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premiums (b)	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
							Current Years	Prior Years
2007	$75,774	$618,409	—	$411,237	$1,031,564	$67,387	$740,769	$(13,485)	$76,836	$160,645	$705,544	$1,014,262
2006	76,836	596,029	—	430,973	948,665	68,413	666,335	(31,200)	70,380	155,730	677,134	982,190
2005	70,380	625,870	—	402,198	961,503	65,487	677,580	(17,001)	68,454	155,996	719,266	979,635

(a)	Gross of reinsurance recoverables of $28,219, $27,579 and $15,421 at December 31, 2007, 2006 and 2005, respectively.
(b)	Gross of prepaid reinsurance premiums of $1,823, $4,257 and $9,008 at December 31, 2007, 2006 and 2005, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed: February 28, 2008

Infinity Property and Casualty Corporation

By:	/s/ JAMES R. GOBER
James R. Gober
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ JAMES R. GOBER	Chairman of the Board of Directors,	February 28, 2008
James R. Gober	Chief Executive Officer, and President
(principal executive officer)

/s/ SAMUEL J. SIMON	Executive Vice President, General Counsel,	February 28, 2008
Samuel J. Simon	Secretary, and Director

/s/ ROGER SMITH	Executive Vice President, Chief Financial	February 28, 2008
Roger Smith	Officer, Treasurer and Director
(principal financial and accounting officer )

/s/ GREGORY G. JOSEPH	Director	February 28, 2008
Gregory G. Joseph

/s/ JORGE G. CASTRO	Director*	February 28, 2008
Jorge G. Castro

/s/ HAROLD E. LAYMAN	Director	February 28, 2008
Harold E. Layman

/s/ DRAYTON NABERS, JR.	Director	February 28, 2008
Drayton Nabers, Jr.

/s/ GREGORY C. THOMAS	Director*	February 28, 2008
Gregory C. Thomas

/s/ SAMUEL J. WEINHOFF	Director*	February 28, 2008
Samuel J. Weinhoff

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

4.1	Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)

Material Contracts:

10.1	Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)

10.2	Side Letter Agreement to amend Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on February 1, 2007)

10.3	Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.4	Non-Employee Directors’ Stock Ownership Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 12, 2005)	(*)

10.5	Lease between Colonial Properties and Infinity, dated August 26, 2003 for Colonnade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.6	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.7	2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Infinity’s Form 10-K filed on March 31, 2003)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS - CONTINUED

Number	Exhibit Description
10.8	Credit Agreement, dated August 31, 2005 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 6, 2005)

10.9	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on July 28, 2004)	(*)

10.10	Deferred Compensation Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on February 19, 2003)	(*)

10.11	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.19 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.12	Amended 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.13	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.14	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.15	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.16	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.17	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.7 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.18	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.6 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.19	2007 Annual Executive Bonus Plan (incorporated by reference to Infinity’s Form 8-K filed on March 2, 2007)	(*)

10.20	Accelerated Share Repurchase Agreement, dated September 7, 2007, between Infinity and an affiliate of Lehman Brothers, Inc. (incorporated by reference to Exhibits 10.1 and 10.2 to Infinity’s 8-K filed on September 7, 2007)

10.21	2008 Performance Share Plan (incorporated by reference to Exhibit 10.1 to Infinity’s 8-K filed on February 8, 2008)	(*)

10.22	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s 8-K filed on February 8, 2008)	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*)	Management Contract or Compensatory Plan or Arrangement.