Form 10-Q
period 2008-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2008-05-09
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30th, 2008, there were 16,205,917 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007	Change
Revenues:
Earned premiums	$235,064	$255,950	(8.2)%
Net investment income	15,324	16,894	(9.3)%
Realized (losses) gains on investments	(1,381)	1,766	(178.2)%
Other income	191	265	(27.9)%

Total revenues	249,198	274,875	(9.3)%

Costs and expenses:
Losses and loss adjustment expenses	169,521	177,418	(4.5)%
Commissions and other underwriting expenses	52,511	59,325	(11.5)%
Interest expense	2,767	2,766	0.0%
Corporate general and administrative expenses	1,902	1,941	(2.0)%
Restructuring charges	334	(198)	(268.7)%
Other expenses	1,423	639	122.7%

Total costs and expenses	228,458	241,891	(5.6)%

Earnings before income taxes	20,740	32,984	(37.1)%
Provision for income taxes	6,739	11,226	(40.0)%

Net earnings	$14,001	$21,758	(35.7)%

Earnings per common share:
Basic	$0.87	$1.11	(21.6)%
Diluted	0.86	1.10	(21.8)%

Average number of common shares:
Basic	16,129	19,516	(17.4)%
Diluted	16,348	19,714	(17.1)%

Cash dividends per common share	$0.11	$0.09	22.2%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,224,192 and $1,215,371)	$1,238,339	$1,226,804
Equity securities – at fair value (amortized cost $49,320 and $49,056)	45,174	49,677

Total investments	1,283,513	1,276,481
Cash and cash equivalents	38,548	46,831
Accrued investment income	12,055	13,417
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $13,229 and $15,447	342,686	333,985
Prepaid reinsurance premiums	1,788	1,823
Recoverables from reinsurers (includes $3,398 and $1,280 on paid losses and loss adjustment expenses)	30,237	29,499
Deferred policy acquisition costs	79,247	75,774
Current and deferred income taxes	25,661	31,849
Receivable for securities sold	45,818	588
Prepaid expenses, deferred charges and other assets	35,309	31,087
Goodwill	75,275	75,275

Total assets	$1,970,137	$1,916,610

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$591,232	$618,409
Unearned premiums	428,352	411,237
Payable to reinsurers	72	228
Long-term debt (fair value $195,955 and $191,734)	199,514	199,496
Commissions payable	27,737	26,872
Payable for securities purchased	63,082	2,099
Accounts payable, accrued expenses and other liabilities	47,608	57,045

Total liabilities	1,357,597	1,315,386

Commitments and contingencies (see note 11)
Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,012,691 and 21,007,044 shares issued	20,952	20,942
Additional paid-in capital	340,634	340,195
Retained earnings	438,856	426,638
Accumulated other comprehensive income, net of tax	7,002	8,353
Treasury stock, at cost (4,807,362 and 4,807,362 shares)	(194,904)	(194,904)

Total shareholders’ equity	612,540	601,224

Total liabilities and shareholders’ equity	$1,970,137	$1,916,610

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2006	$20,837	$335,708	$361,682	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$21,758	$—	$—	$21,758
Net change in pension liability, net of tax	—	—	—	(11)	—	(11)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	1,766	—	1,766

Comprehensive income						$23,513
Dividends paid to common shareholders	—	—	(1,756)	—	—	(1,756)
Employee stock purchases, including tax benefit	2	51	—	—	—	53
Exercise of stock options, including tax benefit	21	624	—	—	—	645
Share-based compensation expense	—	258	—	—	—	258
Acquisition of treasury stock	—	—	—	—	(8,987)	(8,987)

Balance at March 31, 2007	$20,860	$336,641	$381,684	$(1,451)	$(59,407)	$678,327

Net earnings	$—	$—	$50,186	$—	$—	$50,186
Net change in post-retirement benefit liability, net of tax	—	—	—	234		234
Change in unrealized gain (loss) on investments, net of tax	—	—	—	9,570	—	9,570

Comprehensive income						$59,990
Dividends paid to common shareholders	—	—	(4,951)	—	—	(4,951)
Employee stock purchases, including tax benefit	4	173	—	—	—	177
Exercise of stock options, including tax benefit	65	1,908	—	—	—	1,973
Share-based compensation expense – options	—	855	—	—	—	855
Share-based compensation expense – restricted stock	7	324	—	—	—	331
Stock granted to directors	6	294	—	—	—	300
Acquisition of treasury stock	—	—	—	—	(135,497)	(135,497)
Other	—	—	(281)	—	—	(281)

Balance at December 31, 2007	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$14,001	$—	$—	$14,001
Net change in post-retirement benefit liability, net of tax	—	—	—	(16)	—	(16)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(1,335)	—	(1,335)

Comprehensive income						$12,650
Dividends paid to common shareholders	—	—	(1,783)	—	—	(1,783)
Employee stock purchases, including tax benefit	2	72	—	—	—	74
Exercise of stock options, including tax benefit	3	51	—	—	—	54
Share-based compensation expense – options	—	122	—	—	—	122
Share based compensation expense – restricted stock	5	194	—	—	—	199

Balance at March 31, 2008	$20,952	$340,634	$438,856	$7,002	$(194,904)	$612,540

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net earnings	$14,001	$21,758
Adjustments:
Depreciation and amortization	2,354	1,921

Realized losses (gains) on investing activities	1,381	(1,766)
Share-based compensation expense	321	258
Decrease in accrued investment income	1,362	1,262
(Increase) in agents’ balances and premiums receivable	(8,701)	(40,489)
(Increase) decrease in reinsurance receivables	(703)	2,475
(Increase) in deferred policy acquisition costs	(3,473)	(8,968)
Decrease in other assets	4,061	8,147
(Decrease) increase in insurance claims and reserves	(10,063)	46,555
(Decrease) in payable to reinsurers	(156)	(298)
Decrease in other liabilities	(8,572)	(43)

Net cash (used in) provided by operating activities	(8,188)	30,812

Investing activities:
Purchases of and additional investments in:
Fixed maturities	(152,447)	(15,098)
Equity securities	(265)	(44,633)
Property and equipment	(2,966)	(2,967)
Maturities and redemptions of fixed maturity investments	18,629	21,994
Sales:
Fixed maturities	138,606	1,940
Equity securities	—	51,460

Net cash provided by investing activities	1,558	12,696

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	129	698
Acquisition of treasury stock	—	(9,234)
Dividends paid to shareholders	(1,783)	(1,756)

Net cash used in financing activities	(1,653)	(10,292)
Net (decrease) increase in cash and cash equivalents	(8,283)	33,216
Cash and cash equivalents at beginning of period	46,831	109,187

Cash and cash equivalents at end of period	$38,548	$142,403

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

INDEX TO NOTES

1. Reporting and Accounting Policies	7. Supplemental Cash Flow Information

2. Share-Based Compensation	8. Insurance Reserves

3. Computations of Earnings Per Share	9. Restructuring Charges

4. Long-Term Debt	10. Accelerated Share Repurchase Program

5. Investments	11. Commitments and Contingencies

6. Income Taxes	12. Benefit Plans

Note 1 Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Although licensed to write insurance in all 50 states, Infinity focuses on select states that management believes offer the greatest opportunity for premium growth and profitability.

Basis of Consolidation and Reporting

The accompanying consolidated financial statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

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

New Accounting Standards Adopted

Effective January 1, 2008, Infinity adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company (See Note 5 of the Consolidated Financial Statements).

Effective January 1, 2008, Infinity adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report in earnings unrealized gains and losses at each subsequent reporting date. Infinity did not elect the fair value option for any of its financial assets or liabilities.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net income as previously reported.

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through March 31, 2008. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s 2002 Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the first quarter of 2008, $0.2 million of expense was recorded in the Consolidated Statement of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 12,553 shares have been issued through March 31, 2008. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. On June 1, 2007, a total of 5,658 shares of Infinity common stock, valued pursuant to the Directors’ Plan at $300,000, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 27,197 had been issued through March 31, 2008. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three months ended March 31, 2008 and 2007 approximated $13,000 and $9,100, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Stock Option Plan

Infinity’s Stock Option Plan (“SOP”) was established with 2,000,000 shares (subject to anti-dilution provisions) of Infinity common stock reserved for issuance under the SOP. Infinity’s Compensation Committee (“Committee”) administers the plan. Each member of the Committee is an “outside director,” as such term is defined under Section 162(m) of the Code and a “Non-Employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

Through March 31, 2008, there were 1,396,620 shares available for grant under the SOP. No options have been granted since 2004. The SOP allows forfeited options to be reissued. Options are generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control as defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. Unless earlier terminated, the plan may continue in effect until December 16, 2012.

As permitted by SFAS 123(R), Infinity used the modified Black-Scholes model with the assumptions noted below to estimate the value of employee stock options on the date of grant. Expected volatilities are based on historical volatilities of Infinity’s stock. Infinity selected the expected option life to be 7.5 years, which represents the midpoint between the last vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the options is based on the yield on 10-year Treasury notes in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The weighted-average-grant-date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average-grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average-grant exercise price	$33.56	$16.11
Outstanding as of March 31, 2008	136,100	218,860

The following chart describes activity for Infinity’s Stock Option Plan for the three months ended March 31, 2008:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of December 31, 2007	358,360	$22.82
Granted	—	—
Exercised	(3,400)	18.07
Forfeited	—	—

Outstanding as of March 31, 2008	354,960	$22.86	5.27	$6.7

Vested or expected to vest as of March 31, 2008	354,960	$22.86	5.27	$6.7
Exercisable as of March 31, 2008	328,060	$21.98	5.22	$6.4

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of March 31, 2008, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Cash received from option exercises was less than $0.1 million for the three months ended March 31, 2008 and $0.5 million for the three months ended March 31, 2007. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled less than $0.1 million for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007. The total intrinsic value of options exercised was less than $0.1 million for the three months ended March 31, 2008 and $0.5 million for the three months ended March 31, 2007.

As of March 31, 2008, there was $0.3 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 0.46 years. The total fair value of stock option and restricted stock shares which vested during the three months ended March 31, 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computations of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended March 31,
	2008	2007
Net earnings for basic and diluted earnings per share	$14,001	$21,758
Average basic shares outstanding	16,129	19,516

Basic earnings per share	$0.87	$1.11

Average basic shares outstanding	16,129	19,516
Restricted stock not yet vested	72	—
Dilutive effect of assumed option exercises	147	198

Average diluted shares outstanding	16,348	19,714

Diluted earnings per share	$0.86	$1.10

On September 7, 2007, Infinity repurchased shares through an accelerated share repurchase (“ASR”) program. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. Had Infinity settled the ASR in shares based on the volume weighted average price through March 31, 2008, the Company would have received shares from the dealer. The shares that would have been received from the dealer were excluded from the shares outstanding calculation because to include them would have been anti-dilutive. See Note 10.

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The March 31, 2008 fair value of $196 million was calculated using a 250 basis point spread to the ten-year U.S. Treasury Note of 3.411%.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At March 31, 2008 and 2007, there were no borrowings outstanding under the Credit Agreement. Infinity intends to renew the agreement upon expiration.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

All fixed maturity and equity securities are considered “available-for-sale” and reported at fair value with unrealized gains or losses reported after-tax in other comprehensive income. Fair values of instruments are based on (i) quoted prices in active markets for identical assets (Level 1), (ii) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets (Level 2) or (iii) valuations derived from valuation techniques in which one or more significant inputs are unobservable in the marketplace (Level 3).

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$184,746	$1,049,020	$49,747	$1,283,513
% of Total	14.4%	81.7%	3.9%	100.0%

Level 1 securities are U.S. Treasury securities and the exchange traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined by a nationally recognized pricing service using observable market inputs. Level 3 securities are comprised of (i) securities for which the pricing service is unable to provide a fair value, (ii) securities whose fair value is determined by the pricing service based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available-for- Sale Securities
Balance at December 31, 2007	$31,162
Total gains or losses (realized or unrealized)
Included in net earnings	—
Included in other comprehensive income	42
Purchases, sales, issuances and settlements	13,437
Transfers in and/or out of Level 3	5,106

Balance at March 31, 2008	$49,747

Of the $49.7 million fair value of securities in Level 3, which consists of 38 securities, 84% are priced based on non-binding broker quotes or prices from the Bloomberg information system. The remainder are manually calculated.

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statement of Earnings.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for Infinity’s investment portfolio follows (in thousands):

	March 31, 2008
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,224,192	$1,238,339	96%	$23,950	$(9,803)
Equity securities	49,320	45,174	4%	—	(4,146)

Total	$1,273,512	$1,283,513	100%	$23,950	$(13,949)

	December 31, 2007
				Gross Unrealized
	Amortized Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,215,371	$1,226,804	96%	$18,276	$(6,843)
Equity securities	49,056	49,677	4%	621	—

Total	$1,264,427	$1,276,481	100%	$18,897	$(6,843)

	March 31, 2008	December 31, 2007
Number of positions held with unrealized:
Gains	346	311
Losses	157	180
Number of positions held that individually exceed unrealized:
Gains of $500,000	5	7
Losses of $500,000	4	1
Percentage of positions held with unrealized:
Gains that were investment grade	88%	86%
Losses that were investment grade	58%	66%

Positions held with unrealized losses that were investment grade represented 87% of the aggregate fair value of Infinity’s portfolio at March 31, 2008 compared to 90% at December 31, 2007.

The following table sets forth the amount of unrealized loss by age and severity at March 31, 2008 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$172,901	$(6,838)	$(2,311)	$(4,326)	$(201)
Six months	13,070	(502)	(201)	(230)	(71)
Nine months	6,774	(354)	(142)	(100)	(112)
Twelve months	24,215	(1,738)	(150)	(681)	(907)
Greater than twelve months	143,349	(4,517)	(2,776)	(754)	(987)

Total	$360,309	$(13,949)	$(5,580)	$(6,091)	$(2,278)

*	As compared to amortized cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

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

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Three months ended March 31, 2008
Unrealized holding gains (losses) on securities arising during the period	$1,333	$(4,767)	$1,201	$(2,233)
Realized (gains) losses included in net income	1,381	—	(483)	898

Change in unrealized gains (losses) on marketable securities, net	$2,714	$(4,767)	$718	$(1,335)

Three months ended March 31, 2007
Unrealized holding gains (losses) on securities arising during the period	$4,195	$287	$(1,569)	$2,913
Realized (gains) losses included in net income	566	(2,332)	619	(1,147)

Change in unrealized gains (losses) on marketable securities, net	$4,761	$(2,045)	$(950)	$1,766

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 6 Income Taxes

Income tax expense for the three months ended March 31, 2008 was $6.7 million compared to $11.2 million for the same period of 2007. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands).

	For the three months ended March 31,
	2008	2007
Earnings before income taxes	$20,740	$32,984

Income taxes at statutory rates	7,259	11,544
Effect of:
Dividends-received deduction	(45)	(75)
Tax-exempt interest	(791)	(513)
Adjustment to valuation allowance	158	149
Other	158	121

Provision for income taxes as shown on the Consolidated Statements of Earnings	$6,739	$11,226

GAAP effective tax rate	32.5%	34.0%

In the first quarter of 2008, Infinity increased its tax valuation allowance by approximately $158,000 primarily due to an increase in the reserve for other-than-temporary impaired securities.

In the first quarter of 2007, Infinity increased its tax valuation allowance by approximately $149,000 primarily due to a basis difference in the sale of other-than-temporary impaired securities.

Infinity received notification in April 2008 that the Internal Revenue Service will perform an examination of the 2005 tax year. While no notice has been received from the IRS regarding tax years 2004, 2006 or 2007, the statute of limitations for such notice has not expired.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for restricted stock compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31,
	2008	2007
Income tax payments	$—	$1,200
Interest payments on debt	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2008	2007
Balance at Beginning of Period
Unpaid losses on known claims	$225,415	$231,029
IBNR losses	186,402	167,965
LAE	206,592	197,035

Total unpaid losses and LAE	618,409	596,029
Reinsurance recoverables	(28,219)	(27,579)

Unpaid losses and LAE, net of reinsurance recoverables	590,190	568,450

Current Activity
Loss and LAE incurred:
Current accident year	175,465	178,475
Prior accident years	(5,944)	(1,057)

Total loss and LAE incurred	169,521	177,418

Loss and LAE payments:
Current accident year	(55,116)	(56,283)
Prior accident years	(140,202)	(120,096)

Total loss and LAE payments	(195,318)	(176,379)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	564,393	569,489
Add back reinsurance recoverables	26,839	26,712

Total unpaid losses and LAE	$591,232	$596,201

Unpaid losses on known claims	$208,516	$221,924
IBNR losses	182,461	173,703
LAE	200,255	200,574

Total unpaid losses and LAE	$591,232	$596,201

The $5.9 million of favorable development during the three months ended March 31, 2008 primarily relates to the personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from Infinity’s former parent company’s principal property and casualty subsidiary, Great American Insurance Company.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

Restructuring costs incurred in 2006, 2007 and the three months ended March 31, 2008 are as follows (in thousands):

	2006	2007	Three months ended March 31, 2008	Total
Employee related costs	$4,782	$(562)	$310	$4,530
Contract termination costs	—	1,929	—	1,929
Other exit costs	—	326	24	350

Total	$4,782	$1,693	$334	$6,809

Infinity expects to incur additional charges of approximately $0.3 million during late 2008 or early 2009 as additional facilities affected by the restructuring are sublet or closed.

Activities related to accrued restructuring charges as of March 31, 2008 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2007	$1,390	$1,462	$—	$2,852
Incurred	235	—	24	259
Costs paid or settled	(809)	(217)	(24)	(1,050)
Net adjustments	75	—	—	75

Balance at March 31, 2008	$891	$1,245	$—	$2,136

Infinity incurred additional employee related costs during the first quarter of 2008 as a result of retaining certain employees identified for severance benefits longer than originally anticipated.

Note 10 Accelerated Share Repurchase Program

On September 7, 2007, Infinity repurchased 2,554,932 shares through an accelerated share repurchase (“ASR”). The shares were purchased from a dealer at $39.14 per share for a total cost of $100 million. The dealer began purchasing shares on October 8, 2007, and is expected to purchase an equivalent number of shares by the end of May 2008. At the end of the ASR program, Infinity may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity has the option to settle this price adjustment in either shares or cash. The maximum number of shares Infinity could be required to issue to settle the ASR is 7,664,796. Had the ASR settled as of March 31, 2008, Infinity would have received from the dealer either $92,477 or 2,223 shares. In September 2007, Infinity purchased a collar on a portion of the shares to provide some protection from a significant increase in Infinity’s stock price.

Note 11 Commitments and Contingencies

During the first quarter of 2008, Infinity began construction of an office building that will house a new 300 seat call center in McAllen, Texas. The project, which is expected to be completed by the end of 2008, is estimated to cost approximately $7.3 million.

There are no other material changes from the contractual obligations discussed in the Form 10-K for the year ended December 31, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 12 Benefit Plans

The following table discloses the components of net periodic postretirement benefit cost (in thousands):

	For the three months ended March 31,
	2008	2007
Service cost	$33	$42
Interest cost	45	49
Amortization of prior service cost	(17)	(17)
Amortization of net cumulative (gain)/loss	(8)	—

Net period postretirement benefit cost	$53	$74

In accordance with SFAS 158, Infinity will be changing the measurement date for its postretirement benefit plan from September 30 to December 31 for its 2008 financial statements. Infinity has elected the “15-month approach” to transition to the December 31 measurement date and will record an adjustment to retained earnings of approximately $50,000 at the end of 2008.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Part II, Item 1A of this report, as well as, in Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2007.

OVERVIEW

Net earnings and diluted earnings per share for the three months ended March 31, 2008 were $14.0 million and $0.86, respectively, compared to $21.8 million and $1.10, respectively, for the three months ended March 31, 2007. The decline in diluted earnings per share is primarily as a result of an increase in the loss ratio, particularly in California. Included in net earnings for the three months ended March 31, 2008 were $3.9 million ($5.9 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared to $0.7 million ($1.1 million pre-tax) for the three months ended March 31, 2007. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues declined 9.3% for the three months ended March 31, 2008 compared with the same period in 2007. The decline was primarily due to an 8.2% decline in earned premiums as a result of decreases in gross written premiums in the second half of 2007 and the first quarter of 2008 in states such as California, Florida and Georgia. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased 8.4% from $34.87 at March 31, 2007 to $37.80 at March 31, 2008. Infinity’s return on equity fell to 9.2% during the first quarter of 2008 compared to 13.0% during the first quarter of 2007.

REGULATORY ENVIRONMENT

Effective April 2007, California adopted amended rate approval regulations, which among other changes, established, for personal auto and most other lines of property and casualty insurance written in California, a maximum permitted after-tax rate of return on invested capital at an insurance company level, currently set at 9.1%. In response to these amended regulations, as well as regulations adopted in October 2006 restricting use of territory as a rating variable, Infinity has received approval for both its programs in the state and is now in full compliance with the aforementioned regulations. However, over 200 automobile insurers in the state, many of which compete with Infinity, have yet to file new rates to comply with the regulations. Accordingly, until these companies file and receive approval for their new rates, the competitive environment in California will be in a state of flux. Infinity believes that in this environment, it is possible that its premium volume could be materially adversely affected to the extent that competitors’ approved rates are lower than those of Infinity.

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

Infinity classifies the states in which it operates into three categories:

•	“Focus States” – Infinity has identified Urban Zones in these states which include: Arizona, California, Connecticut, Florida, Georgia, Illinois, Nevada, Pennsylvania and Texas.

•

“Maintenance States” – Infinity is maintaining its writings in these states which include: Alabama, Colorado, Indiana, Mississippi, Missouri, Ohio, South Carolina, and Tennessee. These states contain no Urban Zones, but Infinity believes each Maintenance State offers the Company an opportunity for underwriting profit.

•	“Other States” – Includes all remaining states.

Infinity further classifies territories within the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix, Tucson

•	California – Bay Area, Los Angeles, Sacramento, San Diego, and San Joaquin Valley

•	Connecticut – Hartford

•	Florida – Jacksonville, Miami, Orlando, Sarasota and Tampa

•	Georgia – Atlanta

•	Illinois – Chicago

•	Nevada – Las Vegas

•	Pennsylvania – Allentown, Philadelphia

•	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-Urban Zones” – include all remaining areas in the Focus States located outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities; thus the Focus States, Urban Zones or Maintenance States may change over time as new market opportunities arise, as the allocation of resources changes, or as regulatory environments change. Infinity has restated 2007 premiums, policies-in-force and combined ratios to be consistent with the 2008 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premiums for the three months ended March 31, 2008 and 2007 ($ in thousands):

	Three months ended March 31,
	2008	2007	$ Change	Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$193,749	$222,495	$(28,746)	(12.9)%
Non-Urban Zones	32,760	47,040	(14,280)	(30.4)%

Total Focus States	226,509	269,535	(43,026)	(16.0)%
Maintenance States	10,939	17,432	(6,493)	(37.2)%
Other States	572	3,106	(2,534)	(81.6)%

Subtotal	238,020	290,073	(52,053)	(17.9)%
Commercial Vehicle	10,869	10,203	666	6.5%
Classic Collector	4,366	4,031	335	8.3%
Other	221	485	(264)	(54.4)%

Total gross written premiums	253,476	304,792	(51,316)	(16.8)%
Ceded reinsurance	(1,262)	(1,186)	(76)	6.4%

Net written premiums	252,214	303,606	(51,392)	(16.9)%
Change in unearned premiums	(17,150)	(47,656)	30,506	(64.0)%

Net earned premiums	$235,064	$255,950	$(20,886)	(8.2)%

The following table shows Infinity’s policies-in-force as of March 31, 2008 and 2007:

	As of March 31,
	2008	2007	$ Change	Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	604,471	599,030	5,441	0.9%
Non-Urban Zones	94,610	128,989	(34,379)	(26.7)%

Total Focus States	699,081	728,019	(28,938)	(4.0)%
Maintenance States	34,585	50,087	(15,502)	(31.0)%
Other States	2,029	8,512	(6,483)	(76.2)%

Total personal auto insurance	735,695	786,618	(50,923)	(6.5)%
Commercial Vehicle	15,211	14,344	867	6.0%
Classic Collector	60,524	58,714	1,810	3.1%
Other	816	1,443	(627)	(43.5)%

Total policies-in-force	812,246	861,119	(48,873)	(5.7)%

Gross written premium decreased 16.8% during the first quarter of 2008 compared with the first quarter of 2007. During the first three months of 2008, Infinity implemented 12 rate revisions in various states with an overall rate impact of a 4.0% decrease. The overall rate decrease during the first quarter of 2008 is primarily a result of the 10.4% rate decrease implemented January 1, 2008 in Infinity’s largest program in California in response to the amended rate approval regulations in that state. Excluding California, overall rates increased 2.2%. Policies-in-force at March 31, 2008 decreased 5.7% compared to the same period in 2007. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premiums.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2008, personal auto insurance gross written premium in Infinity’s nine Focus States decreased 16.0% compared to the same period in 2007. The decline in gross written premium is primarily a result of declines in California, Connecticut, Georgia and Florida. In California, premium declined 18.7% during the first quarter of 2008 as compared to the same period in 2007. In addition to the rate decrease in California that was effective January 1, 2008, gross written premium declined as the compulsory automobile insurance laws in California are not being actively enforced, thus individuals are allowing their automobile insurance policies to lapse. Premiums may also be affected by the economic slowdown, which is affecting the buying behavior of individuals with regards to automobile insurance. In an effort to improve profitability, Infinity increased rates 16.2% during 2007 in Connecticut contributing to the 59.5% decline in gross written premium during the first quarter of 2008 compared with the same period in 2007. A decline in premium of 25.3% in Georgia is primarily a result of a reduction in the amount of business written in non-urban zones in the state. Premiums in Georgia’s non-urban zones are expected to continue to decline during the remainder of 2008. Gross written premium in Florida declined 18.3% during the first quarter of 2008 as compared with the first quarter of 2007. Although gross written premium in Infinity’s newest urban zone in Florida, Miami, increased during the first quarter, the remaining urban zones declined. The decline in gross written premiums is due primarily to Infinity raising rates 13.5% during 2007 and another 6.6% in January 2008 to improve profitability in the state.

Partly offsetting the decline in premiums in California, Connecticut, Georgia and Florida was an increase in gross written premium in Nevada, Pennsylvania and Texas. The increase in Nevada is primarily attributable to continued marketing efforts in addition to Infinity’s rate stability while other companies increased their rates. The increase in Pennsylvania is primarily attributable to growth in the urban zone of Allentown where advertising and agency incentives led to increased gross written premium during the first quarter of 2008. Gross written premium in all four of Infinity’s Texas urban zones increased during the first quarter of 2008 compared to the same period of 2007. New agent appointments and advertising have contributed to the gross written premium growth.

Gross written premium in the Maintenance States declined 37.2% during the first quarter of 2008 compared to the same period in 2007 primarily as a result of declines in Alabama, Missouri, Ohio and South Carolina. Infinity has increased rates in several of these states over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 6.5% during the first quarter of 2008 compared to the first quarter of 2007. During 2007, Infinity revised its rating structure and reintroduced the program in states such as California and Texas. In addition, increased marketing and advertising led to the increase in gross written premiums.

Gross written premium for the Classic Collector book of business grew 8.3% during the first quarter of 2008 compared to the same period in 2007 with premiums growing in each of Infinity’s nine Focus States.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2008			2007			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	79.5%	19.6%	99.1%	71.1%	19.5%	90.6%	8.4%	0.1%	8.5%
Non-Urban Zones	69.9%	20.9%	90.8%	79.2%	22.3%	101.5%	(9.3)%	(1.4)%	(10.7)%

Total Focus States	78.1%	19.8%	97.9%	72.7%	20.0%	92.7%	5.4%	(0.2)%	5.2%
Maintenance States	60.8%	24.0%	84.8%	70.0%	22.5%	92.5%	(9.2)%	1.5%	(7.7)%
Other States	139.9%	33.1%	173.0%	(3.2)%	27.0%	23.8%	143.1%	6.1%	149.2%

Subtotal	77.6%	20.0%	97.6%	71.3%	20.2%	91.5%	6.3%	(0.2%)	6.1%
Commercial Vehicle	36.6%	22.6%	59.2%	21.3%	22.1%	43.4%	15.3%	0.5%	15.8%
Classic Collector	27.2%	45.9%	73.1%	44.7%	58.6%	103.3%	(17.5)%	(12.7)%	(30.2)%
Other	NM	NM	NM	151.3%	157.9%	309.2%	NM	NM	NM

Total statutory ratios	72.2%	20.8%	93.0%	69.3%	20.9%	90.2%	2.9%	(0.1)%	2.8%

GAAP ratios	72.1%	22.4%	94.5%	69.3%	23.2%	92.5%	2.8%	(0.8)%	2.0%

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the first quarter of 2008 increased 2.8 points compared to the same period during 2007. The first quarter of 2008 and 2007 benefited from $5.9 million and $1.1 million, respectively, of favorable development on loss and LAE reserves. Losses from catastrophes were $0.2 million for both the three months ended March 31, 2008 and the three months ended March 31, 2007.

The combined ratio increase of 5.2 points in the Focus States is primarily attributable to an increase in the loss and LAE ratio in California which resulted from a decline in average earned premium per exposure unit and slightly higher loss costs. Infinity has made adjustments to its program in California to improve the overall risk profile of its customer base, which has lowered the average earned premium. However, Infinity has not yet seen a corresponding improvement in loss cost trends resulting in an increase in the loss and LAE ratio. Infinity did see improvements in the combined ratio for Arizona, Florida, Georgia and Pennsylvania during the first quarter of 2008 as compared to the first quarter of 2007. Underwriting profits were realized in four of the nine Focus States and in 14 of Infinity’s 22 Urban Zones.

In the Maintenance States, the combined ratio decreased during the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of favorable development on LAE reserves in Alabama and Missouri.

The loss and LAE ratio for the Commercial Vehicle business increased during the first quarter of 2008 compared to the same period of 2007 primarily as a result of favorable development on LAE reserves recorded during the first quarter of 2007.

The combined ratio for Classic Collector business improved during the first quarter of 2008 compared to the first quarter of 2007. The 17.5% point improvement in the loss and LAE ratio is attributable to a large loss recorded during the first quarter of 2007 in California. As a result of completing the transition of moving the Classic Collector business to a new computer platform, fixed expenses have been reduced resulting in the lower expense ratio in the first quarter of 2008 compared to the same period in 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2008	2007
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$15,585	$17,217
Dividends on equity securities	215	412

Gross investment income	$15,800	$17,629
Investment expenses	(476)	(735)

Net investment income	$15,324	$16,894

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months ended March 31, 2008 declined primarily due to a decrease in average investment balances of 4.8% in addition to a 13 basis point decline in book yields as a result of a general decline in market interest rates for high quality bonds. Average invested balances declined $68 million or 4.8% primarily due to the $100 million ASR in September 2007.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(4,197)	$2,816	$(1,381)	$(812)	$246	$(566)
Equities	—	—	—	—	2,332	2,332

Total	$(4,197)	$2,816	$(1,381)	$(812)	$2,578	$1,766

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at March 31, 2008, the pre-tax earnings impact would have been $4.5 million. Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for each of the three months ended March 31, 2008 and 2007 was $2.8 million.

Other Expenses

Other expenses for the three months ended March 31, 2008 were $1.4 million compared to $0.6 million for the corresponding period of 2007. The increase was primarily due to expenses related to Infinity’s financial service center pilot program in addition to an increase in corporate litigation expenses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

The Company’s GAAP effective tax rate was 32.5% and 34.0% for the three months ended March 31, 2008 and 2007, respectively, primarily due to an increased proportion of tax-exempt investment income in 2008. (See Note 6 of the Consolidated Financial Statements for additional information)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company have averaged approximately $7.1 million annually since 2004.

At March 31, 2008, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2008, Infinity increased its quarterly dividend to $0.11 per share from $0.09 per share. At this current amount, Infinity’s 2008 annualized dividend payments would be approximately $7.1 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Through December 31, 2007, Infinity repurchased 1,032,479 shares at an average cost, excluding commissions, of $43.03, respectively. No repurchases were made under this program during the first quarter of 2008.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries, borrowing on its line of credit, as well as cash and investments held by the holding company. As of March 31, 2008, Infinity had $185.2 million of cash and investments. In 2008, Infinity’s insurance subsidiaries may pay to Infinity up to $79.0 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2008, $17.5 million of dividends were paid to Infinity by its insurance subsidiaries.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at March 31, 2008 or December 31, 2007. Infinity intends to renew this line of credit by August 2008.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting premiums in advance of paying claims and investment income on its $1.1 billion investment portfolio. Infinity’s insurance subsidiaries generated a negative cash flow of approximately $2.8 million for the three months ended March 31, 2008 and generated a positive cash flow of $33.7 million during the same period of 2007. To fund any operating cash shortfall, Infinity’s insurance subsidiaries generate cash from maturing securities from its fixed maturity portfolio.

Management believes that cash and investment balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophe losses. During 2008, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. During 2007, the catastrophe reinsurance provided protection for losses up to $10 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity also utilizes reinsurance to mitigate losses on its Classic Collector business.

Since 2005, personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage were covered under the personal auto excess of loss reinsurance treaty. Infinity discontinued this personal auto excess of loss reinsurance as of April 15, 2008 because of the expected increase in its cost and the lack of perceived need for the cover in the future. Premiums ceded under this reinsurance agreement for the 12 months ended December 31, 2007 were $1.4 million, or 14.0% of the bodily injury premium written on higher limit policies. Infinity has averaged less than $2.0 million of losses covered per year under this agreement since 2005.

Premiums ceded under all reinsurance agreements for the three months ended March 31, 2008 and 2007 were $1.3 and $1.1 million, respectively.

Investments

Infinity’s consolidated investment portfolio at March 31, 2008 contained approximately $1.2 billion in fixed maturity securities and $45.2 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2008, Infinity had pre-tax net unrealized gains of $14.1 million on fixed maturities and pre-tax net unrealized losses of $4.1 million on equity securities. Combined, the pre-tax net unrealized gain decreased by $2.1 million for the three months ended March 31, 2008.

Approximately 95% of Infinity’s fixed maturity investments at March 31, 2008 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA+. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.6 years at March 31, 2008.

Fair values of instruments are based on (i) quoted prices in active markets for identical assets (Level 1), (ii) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets (Level 2) or (iii) valuations derived from valuation techniques in which one or more significant inputs are unobservable in the marketplace (Level 3).

Level 1 securities are U.S Treasury securities and the exchange traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined by a nationally recognized pricing service using observable market inputs. Level 3 securities are comprised of (i) securities for which the pricing service is unable to provide a fair value, (ii) securities whose fair value is determined by the pricing service based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization. (See Note 5 of the Consolidated Financial Statements).

Since the second half of 2007, the mortgage industry experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many collateralized mortgage obligations (“CMOs”) with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these type investments. At March 31, 2008, Infinity’s fixed maturity portfolio included 13 CMOs, or 2.0% of the total market value of the fixed income portfolio, with exposure to sub-prime and Alt-A mortgages. Although these CMOs have sub-prime mortgages as underlying collateral, all but one of them have AAA ratings. One security, with a market value of $0.8 million, has an AA rating.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by one or more of the nationally recognized credit rating agencies. These downgrades were a result of a perceived weakening of the insurers’ financial strength as a result of losses incurred from mortgage-backed and asset-backed securities. These securities were experiencing increased delinquencies and defaults as a result of a weakening economy and housing market in particular.

Infinity’s investment portfolio consists of $309.2 million of municipal bonds, of which $230.7 million are insured. Of the insured bonds, 31% are insured with FSA, 30% with MBIA, 19% with FGIC, 19% with AMBAC and 1% with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s or Fitch’s ratings, of the insured municipal bond portfolio:

	Insured		Uninsured		Total
(in thousands)	Market Value	% of Market Value	Market Value	% of Market Value	Market Value	% of Market Value
AAA	$44,118	19.1%	$41,173	52.5%	$85,291	27.6%
AA+, AA, AA-	87,175	37.8%	31,781	40.5%	118,956	38.5%
A+, A, A-	83,747	36.3%	3,494	4.4%	87,241	28.2%
BBB+, BBB, BBB-	8,066	3.5%	2,025	2.6%	10,091	3.2%
NR	7,618	3.3%	—	—	7,618	2.5%

Total	$230,724	100.0%	$78,473	100.0%	$309,197	100.0%

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2008, based on their fair values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

(in thousands)	Fair Market Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$37,136	$12,644	$—	$49,780	$49,324
After one year through five years	393,587	47,847	11,275	452,709	442,172
After five years through ten years	137,723	53,865	2,514	194,102	191,357
After ten years	79,400	8,858	2,197	90,455	88,802
Mortgage-backed securities	240,892	191,921	18,480	451,293	452,537

Total	$888,738	$315,135	$34,466	$1,238,339	$1,224,192

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, there were no material changes to the information provided in Infinity’s Form 10-K for 2007 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2008. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first three months of 2008 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	0	0	0	55,515,399
February 1, 2008 – February 29, 2008	0	0	0	55,515,399
March 1, 2008 – March 31, 2008	0	0	0	55,515,399

Total	0	0	0	$55,515,399

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earliest of December 31, 2008 or the completion of all purchases contemplated by the Plan, whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 9, 2008		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)