Form 10-Q
period 2008-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2008-08-08
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31st, 2008, there were 15,307,619 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30			Six months ended June 30
	2008	2007	% Change	2008	2007	% Change
Revenues:
Earned premiums	$233,363	$264,853	(11.9)%	$468,427	$520,803	(10.1)%
Net investment income	14,823	17,139	(13.5)%	30,147	34,032	(11.4)%
Realized losses on investments	(1,784)	(2,997)	(40.5)%	(3,165)	(1,231)	157.1%
Other income	1,456	1,390	4.7%	1,647	1,656	(0.5)%

Total revenues	247,858	280,385	(11.6)%	497,056	555,260	(10.5)%

Costs and Expenses:
Losses and loss adjustment expenses	165,851	190,473	(12.9)%	335,372	367,891	(8.8)%
Commissions and other underwriting expenses	56,997	62,168	(8.3)%	109,509	121,492	(9.9)%
Interest expense	2,768	2,767	0.0%	5,535	5,533	0.0%
Corporate general and administrative expenses	1,891	2,145	(11.8)%	3,792	4,087	(7.2)%
Restructuring charges / (reversals)	74	(82)	(190.2)%	408	(281)	(245.2)%
Other expenses	1,332	330	303.6%	2,755	970	184.0%

Total costs and expenses	228,913	257,801	(11.2)%	457,371	499,692	(8.5)%

Earnings before income taxes	18,945	22,584	(16.1)%	39,685	55,568	(28.6)%
Provision for income taxes	6,801	8,262	(17.7)%	13,540	19,488	(30.5)%

Net Earnings	$12,144	$14,322	(15.2)%	$26,145	$36,080	(27.5)%

Earnings per Common Share:
Basic	$0.75	$0.74	1.4%	$1.62	$1.85	(12.4)%
Diluted	0.74	0.73	1.4%	1.60	1.83	(12.6)%

Average number of Common Shares:
Basic	16,131	19,403	(16.9)%	16,130	19,459	(17.1)%
Diluted	16,354	19,616	(16.6)%	16,351	19,665	(16.9)%

Cash dividends per Common Share	$0.110	$0.090	22.2%	$0.220	$0.180	22.2%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Investments:
Fixed maturities—at fair value (amortized cost $1,209,771 and $1,215,371)	$1,207,851	$1,226,804
Equity securities—at fair value (amortized cost $49,535 and $49,056)	44,411	49,677

Total investments	1,252,262	1,276,481
Cash and cash equivalents	36,645	46,831
Accrued investment income	12,943	13,417
Agents’ balances and premiums receivable, net of allowances for doubtful accounts of $12,469 and $15,447	334,960	333,985
Prepaid reinsurance premiums	1,789	1,823
Recoverables from reinsurers (includes $1,608 and $1,280 on paid losses and loss adjustment expenses)	25,639	29,499
Deferred policy acquisition costs	77,979	75,774
Current and deferred income taxes	40,563	31,849
Receivable for securities sold	—	588
Prepaid expenses, deferred charges and other assets	37,637	31,087
Goodwill	75,275	75,275

Total assets	$1,895,692	$1,916,610

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$581,145	$618,409
Unearned premiums	421,315	411,237
Payable to reinsurers	286	228
Long-term debt (fair value $184,298 and $191,734)	199,531	199,496
Commissions payable	26,208	26,872
Payable for securities purchased	8,730	2,099
Accounts payable, accrued expenses and other liabilities	52,416	57,045

Total liabilities	1,289,631	1,315,386

Commitments and contingencies (see note 11)
Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,027,004 and 21,007,044 shares issued	20,980	20,942
Additional paid-in capital	341,027	340,195
Retained earnings	449,216	426,638
Accumulated other comprehensive income, net of tax	(4,093)	8,353
Treasury stock, at cost (4,952,162 and 4,807,362 shares)	(201,069)	(194,904)

Total shareholders’ equity	606,061	601,224

Total liabilities and shareholders’ equity	$1,895,692	$1,916,610

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2006	$20,837	$335,708	$361,682	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$36,080	$—	$—	$36,080
Net change in post-retirement benefit liability, net of tax	—	—	—	(22)	—	(22)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(4,227)	—	(4,227)

Comprehensive income						$31,831
Dividends paid to common shareholders	—	—	(3,501)	—	—	(3,501)
Employee stock purchases, including tax benefit	3	104	—	—	—	107
Exercise of stock options, including tax benefit	27	809	—	—	—	836
Share-based compensation expense—options	—	506	—	—	—	506
Stock granted to directors	6	294	—	—	—	300
Acquisition of treasury stock	—	—	—	—	(12,886)	(12,886)

Balance at June 30, 2007	$20,873	$337,421	$394,261	$(7,455)	$(63,306)	$681,794

Net earnings	$—	$—	$35,864	$—	$—	$35,864
Net change in post-retirement benefit liability, net of tax	—	—	—	245		245
Change in unrealized gain (loss) on investments, net of tax	—	—	—	15,563	—	15,563

Comprehensive income						$51,672
Dividends paid to common shareholders	—	—	(3,206)	—	—	(3,206)
Employee stock purchases, including tax benefit	3	120	—	—	—	123
Exercise of stock options, including tax benefit	59	1,723	—	—	—	1,782
Share-based compensation expense – options	—	607	—	—	—	607
Share-based compensation expense – restricted stock	7	324	—	—	—	331
Acquisition of treasury stock	—	—	—	—	(131,598)	(131,598)
Other	—	—	(281)	—	—	(281)

Balance at December 31, 2007	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$26,145	$—	$—	$26,145
Net change in post-retirement benefit liability, net of tax	—	—	—	(32)	—	(32)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(12,414)	—	(12,414)

Comprehensive income						$13,699
Dividends paid to common shareholders	—	—	(3,567)	—	—	(3,567)
Employee stock purchases, including tax benefit	4	133	—	—	—	137
Exercise of stock options, including tax benefit	9	198	—	—	—	207
Share-based compensation expense – options	—	264	—	—	—	264
Share-based compensation expense – restricted stock	9	389	—	—	—	398
Share-based compensation expense – performance share plan	9	323	—	—	—	332
Stock granted to directors	7	293	—	—	—	300
Acquisition of treasury stock	—	—	—	—	(6,165)	(6,165)
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	(768)

Balance at June 30, 2008	$20,980	$341,027	$449,216	$(4,093)	$(201,069)	$606,061

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended June 30,
	2008	2007
Operating activities:
Net earnings	$12,144	$14,322
Adjustments:
Depreciation and amortization	3,824	2,020
Realized losses on investing activities	1,784	2,997
Share-based compensation expense	973	547
(Increase) decrease in accrued investment income	(888)	641
Decrease in agents’ balances and premiums receivable	7,726	8,388
Decrease in reinsurance receivables	4,596	2,925
Decrease in deferred policy acquisition costs	1,268	790
Increase in other assets	(9,221)	(14,184)
(Decrease) increase in insurance claims and reserves	(17,123)	3,300
Increase in payable to reinsurers	214	21
Increase (decrease) in other liabilities	3,278	(18,652)

Net cash provided by operating activities	8,575	3,115

Investing activities:
Purchases of and additional investments in:
Fixed maturities	(226,067)	(357,342)
Equity securities	(215)	(48,653)
Property and equipment	(4,849)	(7,258)
Maturities and redemptions of fixed maturity investments	15,582	23,202
Sales:
Fixed maturities	213,574	365,120
Equity securities	—	48,645

Net cash (used in) provided by investing activities	(1,975)	23,714

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	214	245
Accelerated share repurchase settlement payment	(768)	—
Acquisition of treasury stock	(6,165)	(3,599)
Dividends paid to shareholders	(1,784)	(1,745)

Net cash used in financing activities	(8,503)	(5,099)

Net (decrease) increase in cash and cash equivalents	(1,903)	21,730
Cash and cash equivalents at beginning of period	38,548	142,403

Cash and cash equivalents at end of period	$36,645	$164,133

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the six months ended June 30,
	2008	2007
Operating Activities:
Net earnings	$26,145	$36,080
Adjustments:
Depreciation and amortization	6,178	3,941
Realized losses on investing activities	3,165	1,231
Share-based compensation expense	1,294	806
Decrease in accrued investment income	474	1,903
Increase in agents’ balances and premiums receivable	(975)	(32,101)
Decrease in reinsurance receivables	3,893	5,399
Increase in deferred policy acquisition costs	(2,205)	(8,179)
Increase in other assets	(5,160)	(6,037)
(Decrease) increase in insurance claims and reserves	(27,186)	49,855
Increase (decrease) in payable to reinsurers	58	(276)
Decrease in other liabilities	(5,294)	(18,696)

Net cash provided by operating activities	387	33,926

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(378,514)	(372,440)
Equity securities	(479)	(93,286)
Property and equipment	(7,815)	(10,225)
Maturities and redemptions of fixed maturity investments	34,211	45,196
Sales:
Fixed maturities	352,180	367,060
Equity securities	—	100,106

Net cash (used in) provided by investing activities	(417)	36,411

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	344	943
Accelerated share repurchase settlement payment	(768)	—
Acquisition of treasury stock	(6,165)	(12,833)
Dividends paid to shareholders	(3,567)	(3,501)

Net cash used in financing activities	(10,156)	(15,391)

Net (decrease) increase in cash and cash equivalents	(10,186)	54,946
Cash and cash equivalents at beginning of period	46,831	109,187

Cash and cash equivalents at end of period	$36,645	$164,133

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

INDEX TO NOTES

1. Reporting and Accounting Policies	8. Insurance Reserves

2. Share-Based Compensation	9. Restructuring Charges

3. Computation of Earnings Per Share	10. Accelerated Share Repurchase Program

4. Long-Term Debt	11. Commitments and Contingencies

5. Investments	12. Benefit Plans

6. Income Taxes	13. Subsequent Events

7. Supplemental Cash Flow Information

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

Estimates

Certain accounts and balances within these financial statements are based upon management’s estimates and assumptions. The amount of reserves for claims not yet paid, for example, is an item that can only be recorded by estimation. Unrealized capital gains and losses on investments are subject to market fluctuations, and management uses judgment in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary. Should actual results differ significantly from these estimates, the effect on Infinity’s results of operations could be material. The results of operations for the periods presented may not be indicative of the Company’s results for the entire year.

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

Effective January 1, 2008, Infinity adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The statement specifies that, if the fair value is elected, entities must report unrealized gains and losses in earnings at each subsequent reporting date. Infinity has not elected the fair value option for any of its financial assets or liabilities.

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

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through June 30, 2008. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s 2002 Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the second quarter and first six months of 2008, $0.2 million and $0.4 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 20,047 shares have been issued through June 30, 2008. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant. On June 1, 2007, a total of 5,658 shares of Infinity common stock, determined pursuant to the Directors’ Plan and valued at $300,000, were issued to Infinity’s non-employee directors. On June 2, 2008, a total of 7,494 shares of Infinity common stock, determined pursuant to the Directors’ Plan and valued at $300,000, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP is 1,000,000, of which 29,016 had been issued through June 30, 2008. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended June 30, 2008 and 2007 approximated $11,000 and $9,700, respectively. The 15% discount for shares purchased during the six-month periods ended June 30, 2008 and 2007 approximated $24,000 and $18,800, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Performance Share Plan

On May 20, 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to further align the interest of management with the long-term shareholders of the company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

performance share units. The Committee shall (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period (a “Performance Measurement Cycle”), (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. During the second quarter and first six months of 2008, $0.2 million and $0.3 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the Performance Share Plan. No shares have been issued under this plan.

Stock Option Plan

Infinity’s Stock Option Plan (“SOP”) was amended in May 2008 to prohibit any future grant of stock options from the plan after May 20, 2008. No options have been granted since 2004. Options are generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control as defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the expiration of all options granted under the plan.

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

The weighted-average-grant-date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average-grant exercise price	$33.56	$16.11
Outstanding as of June 30, 2008	133,600	216,360

The following chart describes activity for Infinity’s Stock Option Plan for the six months ended June 30, 2008:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of December 31, 2007	358,360	$22.82
Granted	—	—
Exercised	(8,400)	22.07
Forfeited	—	—

Outstanding as of June 30, 2008	349,960	$22.84	5.02	$6.5

Vested or expected to vest as of June 30, 2008	349,960	$22.84	5.02	$6.5
Exercisable as of June 30, 2008	323,060	$21.94	4.97	$6.4

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of June 30, 2008, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the six months ended June 30, 2008 and 2007 was approximately $0.2 million and $0.7 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled less than $0.1 million for the six months ended June 30, 2008 and $0.2 million for the six months ended June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, was approximately $0.2 million and $0.7 million, respectively.

As of June 30, 2008, there was $0.2 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 4 months. The total fair value of stock option which vested during the six months ended June 30, 2008 and 2007 was approximately $0.2 million and $0.5 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computation of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net earnings for basic and diluted earnings per share	$12,144	$14,322	$26,145	$36,080
Average basic shares outstanding	16,131	19,403	16,130	19,459

Basic earnings per share	$0.75	$0.74	$1.62	$1.85

Average basic shares outstanding	16,131	19,403	16,130	19,459
Restricted stock not yet vested	72	—	72	—
Dilutive effect of assumed option exercises	151	213	149	206

Average diluted shares outstanding	16,354	19,616	16,351	19,665

Diluted earnings per share	$0.74	$0.73	$1.60	$1.83

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The June 30, 2008 fair value of $184 million was calculated using a 325 basis point spread to the ten-year U.S. Treasury Note of 3.971%.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At June 30, 2008 and 2007, there were no borrowings outstanding under the Credit Agreement. Infinity intends to renew the agreement on substantially similar terms before it expires on August 31, 2008.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$253,185	$946,213	$52,863	$1,252,262
% of Total	20.2%	75.6%	4.2%	100.0%

Level 1 securities are U.S. Treasury securities and an exchange traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined by a nationally recognized pricing service using observable market inputs. Level 3 securities are comprised of (i) securities for which the pricing service is unable to provide a fair value, (ii) securities whose fair value is determined by the pricing service based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

The following table presents the changes in the Level 3 fair-value category for the three and six months ended June 30, 2008 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Available-for-Sale Securities
	For the three months ended June 30, 2008	For the six months ended June 30, 2008
Balance at beginning of period	$49,747	$31,162
Total gains or losses (realized or unrealized)
Included in net earnings	(225)	(445)
Included in other comprehensive income	(1,387)	(1,080)
Purchases, sales, issuances and settlements	(2,349)	11,088
Transfers in and/or out of Level 3	7,077	12,138

Balance at June 30, 2008	$52,863	$52,863

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings.

Of the $52.9 million fair value of securities in level 3, which consists of 45 securities, 41 are priced based on non-binding broker quotes or prices from the Bloomberg information system. The remaining four securities are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at June 30, 2008 and the average spreads to Treasury for the rating of the security being priced.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for Infinity’s investment portfolio follows (in thousands):

	June 30, 2008
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,209,771	$1,207,851	96%	$11,107	$(13,028)
Equity securities	49,535	44,411	4%	—	(5,124)

Total	$1,259,306	$1,252,262	100%	$11,107	$(18,152)

	December 31, 2007
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,215,371	$1,226,804	96%	$18,276	$(6,843)
Equity securities	49,056	49,677	4%	621	—

Total	$1,264,427	$1,276,481	100%	$18,897	$(6,843)

	June 30, 2008	December 31, 2007
Number of positions held with unrealized:
Gains	269	311
Losses	228	180
Number of positions held that individually exceed unrealized:
Gains of $500,000	4	7
Losses of $500,000	2	1
Percentage of positions held with unrealized:
Gains that were investment grade	89%	86%
Losses that were investment grade	71%	66%
Percentage of fair value held with unrealized:
Gains that were investment grade	98%	97%
Losses that were investment grade	93%	90%

The following table sets forth the amount of unrealized loss by age and severity at June 30, 2008 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$349,438	$(6,043)	$(5,392)	$(323)	$(328)
Six months	87,362	(7,214)	(629)	(1,275)	(5,309)
Nine months	10,336	(652)	(209)	(91)	(352)
Twelve months	6,767	(268)	(135)	(132)	—
Greater than twelve months	132,393	(3,976)	(2,755)	(950)	(271)

Total	$586,295	$(18,152)	$(9,120)	$(2,773)	$(6,260)

*	As compared to amortized cost.

Infinity has both the ability and intent to hold those securities with unrealized losses until they mature or recover in value.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Determining whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

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

Management regularly evaluates for potential impairment each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

During the second quarter and first six months of 2008, Infinity recorded cumulative, pre-tax impairments for unrealized losses deemed other-than-temporary of $3.5 million and $7.7 million, respectively. During the second quarter and first six months of 2007, Infinity recorded cumulative, pre-tax impairments for unrealized losses deemed other-than-temporary of $1.2 million and $2.0 million, respectively.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Six months ended June 30, 2008
Unrealized holding gains (losses) on securities arising during the period	$(16,519)	$(5,745)	$7,792	$(14,472)
Realized (gains) losses included in net income	3,165	—	(1,108)	2,058

Change in unrealized gains (losses) on marketable securities, net	$(13,354)	$(5,745)	$6,684	$(12,414)

Six months ended June 30, 2007
Unrealized holding gains (losses) on securities arising during the period	$(10,510)	$2,775	$2,708	$(5,027)
Realized (gains) losses included in net income	4,504	(3,273)	(431)	800

Change in unrealized gains (losses) on marketable securities, net	$(6,006)	$(498)	$2,277	$(4,227)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 6 Income Taxes

Income tax expense for the three-month and six-month periods ended June 30, 2008 was $6.8 million and $13.5 million, respectively, compared to $8.3 million and $19.5 million for the same periods of 2007. The following table reconciles Infinity's statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Earnings before income taxes	$18,945	$22,584	$39,685	$55,568
Income taxes at statutory rates	6,631	7,905	13,889	19,449
Effect of:
Dividends-received deduction	(45)	(48)	(89)	(123)
Tax-exempt interest	(793)	(507)	(1,584)	(1,020)
Adjustment to valuation allowance	917	797	1,075	946
Other	91	115	249	236

Provision for income taxes as show on the Consolidated Statements of Earnings	$6,801	$8,262	$13,540	$19,488

GAAP effective tax rate	35.9%	36.6%	34.1%	35.1%

In the second quarter and first six months of 2008, Infinity increased its tax valuation allowance by approximately $917,000 and $1,075,000, respectively, primarily due to an increase in the reserve for other-than-temporary impaired securities.

In the second quarter and first six months of 2007, Infinity increased its tax valuation allowance by approximately $797,000 and $946,000, respectively, due to book and tax basis differences relating primarily to the sale of other-than-temporary impaired securities.

In June 2008 the Internal Revenue Service began an examination of the 2005 tax year. In August 2008, the examination was expanded to include the 2006 tax year. While no notice has been received from the IRS regarding tax years 2004 or 2007, the statute of limitations for these years has not expired.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for stock-based compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Income tax payments	$15,700	$23,000	$15,700	$24,200
Interest payments on debt	—	—	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance at Beginning of Period
Unpaid losses on known claims	$208,516	$221,924	$225,415	$231,029
IBNR losses	182,461	173,703	186,402	167,965
LAE	200,255	200,574	206,592	197,035

Total unpaid losses and LAE	591,232	596,201	618,409	596,029
Reinsurance recoverables	(26,839)	(26,712)	(28,219)	(27,579)

Unpaid losses and LAE, net of reinsurance recoverables	564,393	569,489	590,190	568,450

Current Activity
Loss and LAE incurred:
Current accident year	172,134	196,568	347,599	375,043
Prior accident years	(6,283)	(6,095)	(12,227)	(7,152)

Total loss and LAE incurred	165,851	190,473	335,372	367,891

Loss and LAE payments:
Current accident year	(100,839)	(110,517)	(155,955)	(166,801)
Prior accident years	(72,291)	(65,089)	(212,493)	(185,184)

Total loss and LAE payments	(173,130)	(175,606)	(368,448)	(351,985)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	557,114	584,356	557,114	584,356
Add back reinsurance recoverables	24,031	26,199	24,031	26,199

Total unpaid losses and LAE	$581,145	$610,555	$581,145	$610,555

Unpaid losses on known claims	$203,025	$221,064	$203,025	$221,064
IBNR losses	185,028	182,573	185,028	182,573
LAE	193,092	206,918	193,092	206,918

Total unpaid losses and LAE	$581,145	$610,555	$581,145	$610,555

The $12.2 million of favorable development during the six months ended June 30, 2008 primarily relates to liability coverages of the personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from Infinity’s former parent company’s principal property and casualty subsidiary, Great American Insurance Company. In addition, there was favorable development on LAE reserves relating to liability coverages in the California, Florida and Pennsylvania non-standard program.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, claims and information technology operations. The objective of the restructuring is to improve service levels and to manage the operations more consistently and cost effectively.

Restructuring costs incurred in 2006, 2007 and the three and six months ended June 30, 2008 are as follows (in thousands):

	2006	2007	Three months ended June 30, 2008	Six months ended June 30, 2008	Total
Employee related costs	$4,782	$(562)	$33	$343	$4,563
Contract termination costs	—	1,929	—	—	1,929
Other exit costs	—	326	41	65	391

Total	$4,782	$1,693	$74	$408	$6,883

Infinity expects to incur additional charges of approximately $0.3 million during late 2008 or early 2009 as additional facilities affected by the restructuring are sublet or closed.

Activities related to accrued restructuring charges as of June 30, 2008 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2007	$1,390	$1,462	$—	$2,852
Incurred	341	—	65	406
Costs paid or settled	(1,059)	(344)	(65)	(1,468)
Net adjustments	2	—	—	2

Balance at June 30, 2008	$674	$1,118	$—	$1,792

Note 10 Accelerated Share Repurchase Program

On September 7, 2007, Infinity repurchased 2,554,932 shares through an accelerated share repurchase (“ASR”). The shares were purchased from a dealer at $39.14 per share for an initial total cost of $100 million. The dealer purchased an equivalent number of shares from October 8, 2007 through June 16, 2008. Upon completion of the repurchase efforts, Infinity was required to pay a price adjustment of $767,957 to the dealer, in either cash or shares of common stock, based on the volume weighted average price of Infinity’s common stock during the period of the ASR purchases. Infinity elected to pay this adjustment in cash.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 11 Commitments and Contingencies

Commitments

During the first quarter of 2008, Infinity began construction of an office building that will house a new 300 seat call center in McAllen, Texas. The project, which is expected to be completed by the end of 2008, is estimated to cost approximately $7.3 million.

There are no other material changes from the contractual obligations discussed in Note 15 of the Form 10-K for the year ended December 31, 2007.

Contingencies

For material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2007, refer to Part II, Item 1, Legal Proceedings and other-than-temporary impairments on investments contained in Note 5 Investments.

Note 12 Benefit Plans

The following table discloses the components of net periodic post-retirement benefit cost (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Service cost	33	42	66	84
Interest cost	45	49	90	98
Amortization of prior service cost	(17)	(17)	(34)	(33)
Amortization of net cumulative (gain)/loss	(8)	—	(16)	—

Net period post-retirement benefit cost	53	74	106	149

In accordance with SFAS 158, Infinity will change the measurement date for its post-retirement benefit plan from September 30 to December 31 for its 2008 financial statements. Infinity has elected the “15-month approach” to transition to the December 31 measurement date and will record an adjustment to retained earnings of approximately $50,000 at the end of 2008.

Note 13 Subsequent Events

Effective July 24, 2008, Infinity’s Board of Directors authorized an increase in the repurchase authority under the Company’s existing share repurchase program by $74.3 million to $100.0 million and extended the date to execute this program to December 31, 2009 from December 31, 2008.

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

OVERVIEW

Overall, market conditions during the second quarter remained competitive. Infinity observed many companies continuing to aggressively pursue premium growth with increased agency incentives and advertising, along with liberal underwriting standards and select rate reductions. In addition, deteriorating economic conditions characterized by increasing unemployment and rising food and gas prices dampened consumer demand for auto insurance.

Net earnings and diluted earnings per share for the three months ended June 30, 2008 were $12.1 million and $0.74, respectively, compared to $14.3 million and $0.73, respectively, for the three months ended June 30, 2007. Net earnings and diluted earnings per share for the six months ended June 30, 2008 were $26.1 million and $1.60, respectively, compared to $36.1 million and $1.83, respectively, for the six months ended June 30, 2007. The decline in diluted earnings per share for the six month period ended June 30, 2008 is primarily a result of an increase in the loss ratio during the first three months of 2008, particularly in California where Infinity experienced a decline in average earned premium per exposure unit and slightly higher loss costs. Included in net earnings for the three and six months ended June 30, 2008 were $4.1 million ($6.3 million pre-tax) and $7.9 million ($12.2 million pre-tax), respectively, of favorable development on prior accident period loss and LAE reserves compared to $4.0 million ($6.1 million pre-tax) and $4.6 million ($7.2 million pre-tax), respectively, for the three and six months ended June 30, 2007. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues declined 11.6% and 10.5% for the three and six months ended June 30, 2008 compared with the same periods in 2007. The decline for both periods is primarily attributable to a decline in earned premiums as a result of decreases in gross written premiums in the last six months of 2007 and the first six months of 2008 in states such as California, Connecticut, Florida and Georgia. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased 7.2% from $35.17 at June 30, 2007 to $37.70 at June 30, 2008. Annualized return on equity for the three and six months ended June 30, 2008 was 8.0% and 8.7%, respectively, compared with 8.4% and 10.7% for the three and six months ended June 30, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY ENVIRONMENT

Effective April 2007, California adopted amended rate approval regulations which established a maximum permitted after-tax rate of return on invested capital at an insurance company level. This rate is currently set at 9.2%. In response to these amended regulations, Infinity has filed and received approval for rate changes in both its programs in the state and believes it is now in full compliance. However, over 200 automobile insurers in the state have filed rate changes that are still being reviewed. As these companies receive approval for their new rates, the competitive environment in California will remain highly unpredictable. Infinity believes that, in this environment, it is possible that its premium volume could be materially adversely affected to the extent that competitors’ approved rates are lower than those of Infinity.

RESULTS OF OPERATIONS

Underwriting

Premiums

Infinity’s insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, Infinity believes that it is generally understood to mean coverage for drivers who, due to their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. Infinity also writes commercial vehicle insurance and insurance for classic collectible automobiles (“Classic Collector”).

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

Infinity continually evaluates its market opportunities; thus the Focus States, Urban Zones or Maintenance States may change over time as new market opportunities arise, as the allocation of resources changes, or as regulatory environments change. In the tables below, Infinity has restated 2007 premiums, policies-in-force and combined ratios to be consistent with the 2008 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premiums for the three months ended June 30, 2008 and 2007 ($ in thousands):

	Three months ended June 30,
	2008	2007	$ Change	Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$172,662	$188,775	$(16,113)	(8.5)%
Non-Urban Zones	27,794	35,869	(8,075)	(22.5)%

Total Focus States	200,456	224,644	(24,188)	(10.8)%
Maintenance States	8,846	12,450	(3,604)	(28.9)%
Other States	641	1,931	(1,290)	(66.8)%

Subtotal	209,943	239,025	(29,082)	(12.2)%

Commercial Vehicle	10,787	10,010	777	7.8%
Classic Collector	6,523	6,161	362	5.9%
Other	287	416	(129)	(31.0)%

Total gross written premiums	227,540	255,612	(28,072)	(11.0)%
Ceded reinsurance	(947)	(1,280)	333	(26.0)%

Net written premiums	226,593	254,332	(27,739)	(10.9)%
Change in unearned premiums	6,770	10,521	(3,751)	(35.7)%

Net earned premiums	$233,363	$264,853	$(31,490)	(11.9)%

The following table shows Infinity’s net earned premiums for the six months ended June 30, 2008 and 2007 ($ in thousands):

	Six months ended June 30,
	2008	2007	$ Change	Change
Net earned premiums
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$366,412	$411,270	$(44,858)	(10.9)%
Non-Urban Zones	60,554	82,910	(22,356)	(27.0)%

Total Focus States	426,966	494,180	(67,214)	(13.6)%
Maintenance States	19,785	29,881	(10,096)	(33.8)%
Other States	1,212	5,037	(3,825)	(75.9)%

Subtotal	447,963	529,098	(81,135)	(15.3)%

Commercial Vehicle	21,656	20,213	1,443	7.1%
Classic Collector	10,889	10,192	697	6.8%
Other	508	901	(393)	(43.6)%

Total gross written premiums	481,016	560,404	(79,388)	(14.2)%
Ceded reinsurance	(2,209)	(2,465)	256	(10.4)%

Net written premiums	478,807	557,939	(79,132)	(14.2)%
Change in unearned premiums	(10,380)	(37,136)	26,756	(72.0)%

Net earned premiums	$468,427	$520,803	$(52,376)	(10.1)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies-in-force as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007	$ Change	Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	603,875	624,335	(20,460)	(3.3)%
Non-Urban Zones	89,670	121,970	(32,300)	(26.5)%

Total Focus States	693,545	746,305	(52,760)	(7.1)%
Maintenance States	32,430	46,439	(14,009)	(30.2)%
Other States	1,524	6,224	(4,700)	(75.5)%

Total personal auto insurance	727,499	798,968	(71,469)	(8.9)%

Commercial Vehicle	16,809	14,321	2,488	17.4%
Classic Collector	60,906	59,032	1,874	3.2%
Other	704	1,095	(391)	(35.7)%

Total policies-in-force	805,918	873,416	(67,498)	(7.7)%

Gross written premium decreased 11.0% and 14.2% during the second quarter and first six months of 2008, respectively, compared with the same periods of 2007. During the first six months of 2008, Infinity implemented 23 rate revisions in various states with an overall rate impact of a 4.4% decrease. This overall rate decrease is primarily a result of the 10.4% rate decrease implemented January 1, 2008 in Infinity’s largest program in California in response to the amended rate approval regulations in that state. Excluding California, overall rates increased 3.2%. Policies-in-force at June 30, 2008 decreased 7.7% compared with the same period in 2007. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premiums.

During the second quarter and first six months of 2008, personal auto insurance gross written premium in Infinity’s nine Focus States decreased 10.8% and 13.6%, respectively, compared with the same periods in 2007. The decline in gross written premium is primarily a result of declines in California, Connecticut, Florida and Georgia. In California, gross written premium declined 13.0% and 16.1% during the second quarter and first six months of 2008, respectively, as compared with the same periods in 2007. In addition to the rate decrease on Infinity’s largest program in California that was effective January 1, 2008, gross written premiums declined, in part, Infinity believes, because the compulsory automobile insurance laws in California are not being actively enforced, thus individuals are allowing their automobile insurance policies to lapse. Gross written premiums may also be affected by the economic slowdown, which may be affecting the buying behavior of individuals with regards to automobile insurance. In an effort to improve profitability, Infinity increased rates 16.2% during 2007 in Connecticut contributing to a 44.6% and 53.3% decline in gross written premium during the second quarter and first six months of 2008, respectively, compared with the same periods in 2007. Gross written premium in Florida declined 16.1% and 17.3% during the second quarter and first six months of 2008, respectively, as compared with the same periods of 2007. Although gross written premium in Infinity’s newest urban zone in Florida, Miami, increased during the second quarter and first six months of 2008 as compared with the same periods in 2007, the remaining urban zones declined. The decline in gross written premiums is due primarily to Infinity raising rates 13.5% during 2007 and another 7.4% in 2008 to improve profitability in Florida. Declines in Georgia’s gross written premium of 18.7% and 22.4% during the second quarter and first six months of 2008, respectively, compared with the same periods of 2007 is primarily a result of a reduction in the amount of business written in non-urban zones in the state. Premiums in Georgia’s non-urban zones are expected to continue to decline during the remainder of 2008 as the Company shifts its focus to the Atlanta urban zone.

Partially offsetting the decline in premiums in California, Connecticut, Florida and Georgia during the second quarter and first six months of 2008 were increases in gross written premium in Nevada and Texas. Nevada’s gross written premium increased 35.2% and 32.2% during the second quarter and first six months of 2008, respectively, primarily as a result of continued marketing efforts in addition to Infinity’s rate stability while other companies increased their rates. Gross written premium in Texas increased 36.7% and 27.7% during the second quarter and first six months of 2008, respectively, as compared with the same periods of 2007, including growth in Dallas, Fort Worth, Houston and San Antonio- all four of Infinity’s Texas urban zones. New agent appointments and advertising have contributed to this gross written premium growth.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium in the Maintenance States declined 28.9% and 33.8% during the second quarter and first six months of 2008, respectively, with declines in all Maintenance States other than Tennessee. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 7.8% and 7.1% during the second quarter and first six months of 2008, respectively, compared with the same periods of 2007. During 2007, Infinity revised its rating structure and reintroduced the program in states such as California, Connecticut, Georgia and Texas. In addition, increased marketing and advertising led to the growth in gross written premiums.

Gross written premium for the Classic Collector book of business grew 5.9% and 6.8% during the second quarter and first six months of 2008, respectively, compared with the same periods of 2007 with gross written premiums growing in eight of Infinity’s nine Focus States.

Profitability

A key operating performance measure for insurance companies is underwriting profitability. Underwriting profitability is measured by the combined ratio. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income, other expenses or federal income taxes.

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

The following table presents the statutory and GAAP combined ratios:

	Three months ended June 30,
	2008			2007			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	68.2%	21.8%	90.0%	77.2%	20.1%	97.3%	(9.0)%	1.7%	(7.3)%
Non-Urban Zones	77.3%	23.3%	100.6%	69.1%	22.5%	91.6%	8.2%	0.8%	9.0%

Total Focus States	69.5%	22.0%	91.5%	75.7%	20.5%	96.2%	(6.2)%	1.5%	(4.7)%
Maintenance States	67.6%	24.6%	92.2%	63.2%	25.6%	88.8%	4.4%	(1.0)%	3.4%
Other States	NM	NM	NM	(8.0)%	24.8%	16.8%	NM	NM	NM

Subtotal	68.5%	22.2%	90.7%	73.9%	20.8%	94.7%	(5.4)%	1.4%	(4.0)%

Commercial Vehicle	154.8%	24.4%	179.2%	59.9%	23.6%	83.5%	94.9%	0.8%	95.7%
Classic Collector	43.0%	39.1%	82.1%	36.1%	49.2%	85.3%	6.9%	(10.1)%	(3.2)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.8%	23.2%	94.0%	71.9%	21.7%	93.6%	(1.1)%	1.5%	0.4%

GAAP ratios	71.1%	24.4%	95.5%	71.9%	23.5%	95.4%	(0.8)%	0.9%	0.1%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30,
	2008			2007			% Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	73.9%	20.6%	94.5%	74.3%	19.8%	94.1%	(0.4)%	0.8%	0.4%
Non-Urban Zones	73.3%	22.0%	95.3%	74.2%	22.3%	96.5%	(0.9)%	(0.3)%	(1.2)%

Total Focus States	73.8%	20.8%	94.6%	74.3%	20.2%	94.5%	(0.5)%	0.6%	0.1%
Maintenance States	64.1%	24.3%	88.4%	66.6%	23.8%	90.4%	(2.5)%	0.5%	(2.0)%
Other States	(4.6)%	45.1%	40.5%	(5.4)%	26.2%	20.8%	0.8%	18.9%	19.7%

Subtotal	73.0%	21.1%	94.1%	72.6%	20.5%	93.1%	0.4%	0.6%	1.0%

Commercial Vehicle	96.7%	23.5%	120.2%	40.4%	22.8%	63.2%	56.3%	0.7%	57.0%
Classic Collector	35.3%	41.8%	77.1%	40.4%	52.9%	93.3%	(5.1)%	(11.1)%	(16.2)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	71.5%	21.9%	93.4%	70.6%	21.3%	91.9%	0.9%	0.6%	1.5%

GAAP ratios	71.6%	23.4%	95.0%	70.6%	23.4%	94.0%	1.0%	—	1.0%

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the second quarter and first six months of 2008 increased 0.4 points and 1.5 points, respectively, compared to the same periods of 2007. The second quarter and first six months of 2008 benefited from $6.3 million and $12.2 million, respectively, of favorable development on loss and LAE reserves compared to $6.1 million and $7.2 million of favorable development for the second quarter and first six months of 2007, respectively. Losses from catastrophes were $0.3 million and $0.4 million for the second quarter and first six months of 2008, respectively, compared to $0.3 million and $0.5 million for the same periods of 2007.

The combined ratio improvement in the Focus States during the second quarter of 2008 is primarily a result of favorable development on LAE reserves recognized during the second quarter of 2008 in Arizona and California Urban Zones. Excluding favorable development, the combined ratio in the Focus States for the first six months of 2008 has increased compared to the first six months of 2007 primarily as a result of an increase in the loss ratio in California where Infinity has experienced a decline in average earned premium per exposure unit and slightly higher loss costs. The expense ratio in the Focus States increased for both the second quarter and first six months of 2008 as compared to the same periods in 2007 as earned premium has declined without a corresponding decline in fixed underwriting expenses. Infinity is reviewing potential cost saving opportunities to reduce the expense ratio during the remainder of 2008.

In the Maintenance States, the loss and LAE ratio increased during the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of favorable development on LAE reserves in Tennessee during the second quarter of 2007. The loss and LAE ratio declined for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of favorable development on LAE reserves in Alabama and Missouri recognized during the first quarter of 2008.

The loss and LAE ratio for the Commercial Vehicle business increased substantially during the second quarter and first six months of 2008 compared to the same periods in 2007 as a result of an extra contractual claim in Florida. Excluding this claim, the combined ratio for the second quarter and first six months of 2008 would be 90.0% and 74.9%, respectively. This compares with 83.5% and 63.2%, respectively, for the same periods in 2007. The increase in the 2008 combined ratio excluding the extra contractual claim is a result of favorable development on loss and LAE reserves in the first six months of 2007.

The increase in the Classic Collector loss and LAE ratio during the second quarter of 2008 is primarily as a result of an increase in losses and LAE in Georgia, Colorado and New York. The loss and LAE ratio has declined during the first six months of 2008 as compared to the first six months of 2007 as a result of a large claim recorded during the first quarter of 2007 in California. The

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

expense ratio has improved for both the three and six months ended June 30, 2008 as compared to the same periods in 2007 as a result of completing the transition of moving the Classic Collector business to a new computer platform.

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$15,074	$17,391	$30,659	$34,608
Dividends on equity securities	217	276	432	688

Gross investment income	$15,291	$17,667	$31,091	$35,296
Investment expenses	(468)	(528)	(944)	(1,264)

Net investment income	$14,823	$17,139	$30,147	$34,032

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and six months ended June 30, 2008 declined compared to the same periods in 2007 primarily due to a decrease in average investment balances of 9.9% in addition to a 29 basis point decline in book yields as a result of a general decline in market interest rates for high quality bonds. The 9.9% or $147 million decline in average invested balances was primarily due to the $100 million accelerated share repurchase program executed in September 2007 in addition to other common stock repurchases since June 2007.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(3,500)	$1,716	$(1,784)	$(1,208)	$(2,729)	$(3,937)
Equities	—	—	—	—	940	940

Total	$(3,500)	$1,716	$(1,784)	$(1,208)	$(1,789)	$(2,997)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(7,697)	$4,532	$(3,165)	$(2,021)	$(2,483)	$(4,504)
Equities	—	—	—	—	3,273	3,273

Total	$(7,697)	$4,532	$(3,165)	$(2,021)	$790	$(1,231)

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at June 30, 2008, the pre-tax earnings impact would have been $4.0 million. Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2008 was $2.8 million and $5.5 million, respectively, and $2.8 million and $5.5 million, respectively, for the same periods in 2007.

Other Income

Other income for the three and six months ended June 30, 2008 remained relatively flat at $1.5 million and $1.7 million, respectively, compared to $1.4 million and $1.7 million for the corresponding periods of 2007. In the second quarter of 2008, other income includes $0.6 million in fees received on renewal premium from the 2005 sale of the Assumed Agency Business’ Connecticut personal auto book. The other items included in other income are non-recurring.

Other Expense

Other expense for the three months ended June 30, 2008 was $1.3 million compared to $0.3 million for the corresponding period of 2007. Other expense for the six months ended June 30, 2008 was $2.8 million compared to $1.0 million for the same period of 2007. The increase in both periods is primarily due to operating expenses relating to Infinity’s retail store initiative. Beginning in 2006, Infinity launched this program to determine the viability of retail outlets that sell auto insurance coverage and offer other financial services.

Income Taxes

The Company’s GAAP effective tax rate for the three and six months ended June 30, 2008 was 35.9% and 34.1%, respectively, compared to 36.6% and 35.1% for the same periods of 2007. The tax rate for the second quarter of 2008 is above the statutory rate of 35% as the Company fully reserved for the tax benefit on realized capital losses.

In the second quarter and first six months of 2008, Infinity increased its tax valuation allowance by approximately $917,000 and $1,075,000, respectively, primarily due to an increase in the reserve for other-than-temporary impaired securities.

(See Note 6 of the Consolidated Financial Statements for additional information)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average $8.0 million annually.

At June 30, 2008, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2008, Infinity increased its quarterly dividend to $0.11 per share from $0.09 per share. At this current amount, Infinity’s 2008 annualized dividend payments would be approximately $7.1 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Through December 31, 2007, Infinity repurchased 1,032,479 shares at an average cost, excluding commissions, of $43.03. No repurchases were made under this program during the first quarter of 2008. During the second quarter of 2008, Infinity repurchased 144,800 shares at an average cost, excluding commissions, of $42.54. As of July 23, 2008, Infinity had $25.7 million of authority remaining under this program. Effective July 24, 2008, Infinity’s Board of Directors authorized an increase in the repurchase authority under the program by $74.3 million to $100.0 million and extended the date to execute this program to December 31, 2009.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries, borrowing on its line of credit, as well as cash and investments held by the holding company. As of June 30, 2008, Infinity had $188.6 million of cash and investments. In 2008, Infinity’s insurance subsidiaries may pay to Infinity up to $79.0 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2008, $35.0 million of dividends were paid to Infinity by its insurance subsidiaries.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility that includes requirements to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at June 30, 2008 or December 31, 2007. Infinity intends to renew this line of credit on substantially similar terms before the agreement expires on August 31, 2008.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and investment income on its $1.1 billion investment portfolio. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $12.2 million and $9.3 million for the three and six-month periods ended June 30, 2008, respectively, and approximately $1.1 million and $34.7 million for the three and six-month periods ended June 30, 2007, respectively.

Management believes that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance

Infinity utilizes excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophic losses. During 2008, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. During 2007, the catastrophe reinsurance provided protection for losses up to $10 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity also utilizes reinsurance to mitigate losses on its Classic Collector business.

Since 2005, personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage were covered under the personal auto excess of loss reinsurance treaty. Infinity discontinued this personal auto excess of loss reinsurance as of April 15, 2008 because of the expected increase in its cost and the lack of perceived need for the coverage in the future. Premiums ceded under this reinsurance agreement for the 12 months ended December 31, 2007 were $1.4 million, or 14.0% of the bodily injury premium written on higher limit policies. Infinity has averaged approximately $2.0 million of losses covered per year under this agreement since 2005.

Premiums ceded under all reinsurance agreements for the three months ended June 30, 2008 and 2007 were $0.9 million and $1.3 million, respectively. Premiums ceded under these agreements for the six months ended June 30, 2008 and 2007 were $2.2 million and $2.5 million, respectively.

Investments

Infinity’s consolidated investment portfolio at June 30, 2008 contained approximately $1.2 billion in fixed maturity securities and $44.4 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2008, Infinity had pre-tax net unrealized losses of $1.9 million on fixed maturities and pre-tax net unrealized losses of $5.1 million on equity securities. Combined, the pre-tax net unrealized loss increased by $19.1 million for the six months ended June 30, 2008.

Approximately 95.1% of Infinity’s fixed maturity investments at June 30, 2008 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA+. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.49 years at June 30, 2008.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at June 30, 2008 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government and agencies:
U.S. government	206,419	208,775	16.7%
Government sponsored agencies	56,133	55,985	4.5%

Total U.S. government and agencies	262,553	264,759	21.1%
State and municipal	261,692	262,846	21.0%
Mortgage-backed, collateralized mortgage obligations and asset-backed securities:
Residential mortgage-backed securities	137,850	136,614	10.9%
Commercial mortgage-backed securities	40,258	40,362	3.2%
Collateralized mortgage obligations:
Planned amortization class	97,513	97,679	7.8%
Senior tranche	75,169	73,438	5.9%
Sequentials	6,261	6,128	0.5%
Whole loan	6,019	6,008	0.5%
Accredited directed	2,028	1,904	0.2%
Junior tranche	721	805	0.1%

Total collateralized mortgage obligations	187,710	185,962	14.9%
Asset-backed securities secured by:
Auto loans	19,349	18,306	1.5%
Home equity loans	15,537	15,398	1.2%
Credit card receivables	1,829	1,865	0.1%
Equipment leases	811	828	0.1%

Total asset-backed securities	37,526	36,397	2.9%
Collateralized loan obligations	1,615	1,607	0.1%

Total mortgage-backed, collateralized mortgage obligations and asset-backed securities	404,959	400,941	32.0%
Corporates
Investment grade	220,184	220,040	17.6%
Non-investment grade	60,383	59,266	4.7%

Total corporates	280,568	279,305	22.3%
Total fixed maturities	1,209,771	1,207,851	96.5%
Equity securities	49,535	44,411	3.5%

Total investment portfolio	1,259,306	1,252,262	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since the second half of 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many collateralized mortgage obligations (“CMOs”) with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At June 30, 2008, Infinity’s fixed maturity portfolio included 13 CMOs, or 1.8% of the total market value of the fixed income portfolio, with exposure to sub-prime and Alt-A mortgages. Although these CMOs have sub-prime mortgages as underlying collateral, all but two of them have AAA ratings. One security, with a market value of $0.8 million, has a AA rating and the other security, with a market value of $0.1 million, has a BBB rating.

In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by one or more Nationally Recognized Statistical Rating Organizations. These downgrades were a result of a perceived weakening of the insurers’ financial strength as a result of losses incurred on mortgage-backed and asset-backed securities. These securities experienced increased delinquencies and defaults as a result of a weakening economy and housing market in particular.

Infinity’s investment portfolio consists of $262.9 million of municipal bonds, of which $199.7 million are insured. Of the insured bonds, 37% are insured with FSA, 27% with MBIA, 18% with AMBAC, 17% with FGIC and 1% with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s or Fitch’s ratings, of the insured municipal bond portfolio:

	Insured		Uninsured		Total
(in thousands)	Fair Value	% of Market Value	Fair Value	% of Market Value	Fair Value	% of Market Value
AAA	$34,702	17.4%	$36,437	57.7%	$71,139	27.1%
AA+, AA, AA-	79,181	39.6%	16,194	25.7%	95,375	36.3%
A+, A, A-	78,082	39.1%	6,706	10.6%	84,787	32.3%
BBB+, BBB, BBB-	3,339	1.7%	2,005	3.2%	5,344	2.0%
BB+, BB, BB-	1,953	1.0%	—	0.0%	1,953	0.7%
NR	2,485	1.2%	1,762	2.8%	4,247	1.6%

Total	$199,742	100.0%	$63,104	100.0%	$262,846	100.0%

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2008, based on their fair values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

(in thousands)	Fair Market Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$36,672	$33,575	$—	$70,248	$70,027
After one year through five years	319,767	174,405	7,296	501,468	499,014
After five years through ten years	69,517	84,845	2,240	156,602	157,429
After ten years	48,184	29,962	447	78,593	78,342
Mortgage-backed, asset-backed and CMO securities	161,745	219,097	20,098	400,941	404,959

Total	$635,885	$541,884	$30,082	$1,207,851	$1,209,771

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, there were no material changes to the information provided in Infinity’s Form 10-K for 2007 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2008. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first six months of 2008 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

Except as discussed below, the Company has not become a party to any new, material legal proceedings nor have there been any material developments in the Company’s legal proceedings since those disclosed in the Company’s Form 10-K for the year ended December 31, 2007. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the form 10-K for the year ended December 31, 2007.

•

In Dave Munn v. Eastwood Insurance Services, et al. (Superior Court for the City and County of San Francisco), filed in November 2005, the plaintiff alleges violations of provisions of the California Business & Professions Code. The case involves a dispute over the legality of broker fees charged by Eastwood Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiff alleges that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, Eastwood should not have charged broker fees. Plaintiff seeks from Eastwood restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies. Plaintiff had sought injunctive relief from Infinity to prohibit Infinity from conducting business with Eastwood as a broker. Eastwood initiated a cross-claim against Infinity seeking contribution and indemnification of any amounts that it was determined to owe plaintiff. The court recently issued an order, on plaintiff’s motion, dismissing Infinity as a named defendant to the suit. The only remaining claim against Infinity in the suit is the claim for contribution and indemnification from Eastwood. Infinity rejects the allegations made by Eastwood for contribution and indemnification and intends to vigorously defend against all claims in this case. The case is currently stayed pending Infinity’s appeal of the court’s denial of its motion to require Eastwood’s claims against Infinity to be arbitrated. At this time, the Company is neither able to determine whether a loss is probable, nor can the Company estimate a range of loss.

•

Eugene Maystruck v. Infinity Insurance Company (Superior Court of the State of California, Los Angeles County) is a putative class action filed in October 2007. The action alleges that Infinity's Repair Satisfaction Vehicle Program ("R.S.V.P.") violates California Administrative Code Section 2695.8(e), Insurance Code section 758.5(d), Section 17200 of the Business and Professions Code, and constitutes a breach of the implied covenant of good faith and fair dealing. The putative class action suit seeks compensatory damages, attorney fees, injunctive relief, reformation of the insurance policy and costs and expenses. On May 21, 2008, the court granted the Company’s demurrer to the plaintiff’s complaint, without leave to amend, thereby dismissing all causes of action against the Company. On July 9, 2008, the plaintiff filed notice that it was appealing dismissal of the case. Infinity rejects the allegations made by plaintiff and intends to vigorously defend against all claims in this case. At this time, the Company is neither able to determine whether a loss is probable, nor can the Company estimate a range of loss.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

•

Fife M. Whiteside v Infinity Casualty Insurance Company (formerly Atlanta Casualty Company) (United States District Court for the Middle District of Georgia) is a bad faith claim filed in May 2007 against an insurance subsidiary of the Company arising from a July 2000 motor vehicle accident. The case involves allegations that the insurer wrongfully denied claims and is liable for monetary damages significantly in excess of the policy limits. Infinity Casualty has rejected these allegations and proceeds to vigorously defend against all claims in the case. Infinity Casualty’s motion for summary judgment and other dispositive motions are scheduled to be decided on during the third quarter of 2008. If not granted, the case is scheduled to proceed to trial in September of this year. At this time, the Company is unable to determine whether a loss is probable nor can the Company estimate a meaningful range of loss given the nature of this litigation. As a result, no reserve for this case has or can be recorded. The ultimate liability, if any, resulting from the disposition of the case could have a material adverse effect on the Company’s future results of operations in a particular reporting period, but not on its financial condition or liquidity.

ITEM 1A

Risk Factors

A slowing economy may disproportionately impact Infinity’s targeted consumers, which could adversely affect the Company’s premium revenue and profitability.

The current downturn in the general economy, characterized by rising unemployment, high prices for food and gasoline, and falling consumer confidence, could adversely affect insurance buying behavior. These economic factors may also disproportionately affect consumers of non-standard automobile insurance. Customers may choose not to purchase coverage, to let coverage lapse on renewal or to opt for liability coverage only. These conditions may adversely affect Infinity’s premium revenue and profitability.

Beyond this, there have been no other material changes from the risk factors as previously disclosed in Infinity’s Form 10-K.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (c)
April 1, 2008 – April 30, 2008	—	$—	—	$55,515,399
May 1, 2008 – May 31, 2008	—	—	—	55,515,399
June 1, 2008 – June 30, 2008	144,800	$42.54	144,800	48,582,591

Total	144,800	$42.54	144,800	$48,582,591

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the current remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million, and extended the date to complete the repurchases to the earliest of December 31, 2009 or the completion of all purchases contemplated by the Plan.
(c)	Net of the $767,957 settlement payment for the accelerated share repurchase program completed in June 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 4

Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on three items at the Annual Meeting of Shareholders held on May 20, 2008:

1.	Election of nine Directors;

2.	Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm; and

3.	Approval of the 2008 Performance Share Plan.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Jorge G. Castro	14,360,445	327,733
James R. Gober	14,332,469	355,709
Harold E. Layman	14,360,645	327,533
Drayton Nabers Jr.	14,360,385	327,793
Samuel J. Simon	14,228,667	459,511
Roger Smith	13,725,213	962,965
William Stancil Starnes	14,360,645	327,533
Gregory C. Thomas	14,360,645	327,533
Samuel J. Weinhoff	14,360,740	327,438

Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm was approved as follows:

14,669,173	Votes for approval
15,491	Votes against
3,514	Abstentions
—	Broker Non-Votes

The 2008 Performance Share Plan was approved as follows:

12,089,177	Votes for approval
1,517,439	Votes against
313,057	Abstentions
768,505	Broker Non-Votes

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 8, 2008		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)