Form 10-Q
period 2008-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2008-11-06
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 31st, 2008, there were 14,318,255 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30			Nine months ended September 30
	2008	2007	% Change	2008	2007	% Change
Revenues:
Earned premium	$231,094	$260,485	(11.3)%	$699,521	$781,289	(10.5)%
Net investment income	14,098	17,109	(17.6)%	44,245	51,142	(13.5)%
Realized losses on investments	(11,623)	(1,772)	555.9%	(14,788)	(3,003)	392.4%
Other income	233	52	348.1%	1,880	1,706	10.2%

Total revenues	233,802	275,874	(15.3)%	730,858	831,134	(12.1)%

Costs and Expenses:
Losses and loss adjustment expenses	164,909	180,504	(8.6)%	500,281	548,395	(8.8)%
Commissions and other underwriting expenses	51,091	62,657	(18.5)%	160,600	184,150	(12.8)%
Interest expense	2,768	2,767	0.0%	8,303	8,300	0.0%
Corporate general and administrative expenses	1,746	2,051	(14.9)%	5,538	6,138	(9.8)%
Restructuring charges	72	1,346	(94.7)%	480	1,065	(54.9)%
Other expenses	1,196	665	79.8%	3,951	1,634	141.8%

Total costs and expenses	221,782	249,990	(11.3)%	679,153	749,682	(9.4)%

Earnings before income taxes	12,020	25,884	(53.6)%	51,705	81,452	(36.5)%
Provision for income taxes	7,651	8,821	(13.3)%	21,191	28,309	(25.1)%

Net Earnings	$4,369	$17,063	(74.4)%	$30,514	$53,143	(42.6)%

Earnings per Common Share:
Basic	$0.29	$0.93	(68.8)%	$1.93	$2.78	(30.6)%
Diluted	0.28	0.91	(69.2)%	1.90	2.75	(30.9)%

Average number of Common Shares:
Basic	15,260	18,430	(17.2)%	15,838	19,112	(17.1)%
Diluted	15,499	18,659	(16.9)%	16,066	19,328	(16.9)%

Cash dividends per Common Share	$0.110	$0.090	22.2%	$0.330	$0.270	22.2%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,132,094 and $1,215,371)	$1,123,865	$1,226,804
Equity securities - at fair value (amortized cost $49,643 and $49,056)	41,143	49,677

Total investments	1,165,008	1,276,481
Cash and cash equivalents	79,010	46,831
Accrued investment income	11,107	13,417
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $11,851 and $15,447	326,355	333,985
Prepaid reinsurance premium	1,426	1,823
Recoverables from reinsurers (includes $451 and $1,280 on paid losses and loss adjustment expenses)	23,999	29,499
Deferred policy acquisition costs	75,860	75,774
Current and deferred income taxes	37,385	31,849
Receivable for securities sold	11,660	588
Prepaid expenses, deferred charges and other assets	40,451	31,088
Goodwill	75,275	75,275

Total assets	$1,847,536	$1,916,610

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$576,136	$618,409
Unearned premium	412,062	411,237
Payable to reinsurers	184	228
Long-term debt (fair value $192,600 and $191,734)	199,549	199,496
Commissions payable	24,689	26,872
Payable for securities purchased	31,829	2,099
Accounts payable, accrued expenses and other liabilities	47,365	57,045

Total liabilities	1,291,814	1,315,386

Commitments and contingencies (see note 11)
Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,036,985 and 21,007,044 shares issued	20,999	20,942
Additional paid-in capital	341,762	340,195
Retained earnings	451,910	426,638
Accumulated other comprehensive income, net of tax	(10,405)	8,353
Treasury stock, at cost (6,036,762 and 4,807,362 shares)	(248,544)	(194,904)

Total shareholders’ equity	555,722	601,224

Total liabilities and shareholders’ equity	$1,847,536	$1,916,610

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2006	$20,837	$335,708	$361,682	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$53,143	$—	$—	$53,143
Net change in post-retirement benefit liability, net of tax	—	—	—	(33)	—	(33)
Change in unrealized gain on investments, net of tax	—	—	—	5,392	—	5,392

Comprehensive income						$58,502
Dividends paid to common shareholders	—	—	(5,224)	—	—	(5,224)
Employee stock purchases, including tax benefit	4	162	—	—	—	166
Exercise of stock options, including tax benefit	39	1,151	—	—	—	1,190
Share-based compensation expense – options	—	905	—	—	—	905
Share-based compensation expense – restricted stock	3	130	—	—	—	133
Stock granted to directors	6	294	—	—	—	300
Acquisition of treasury stock	—	—	—	—	(136,760)	(136,760)
Other	—	—	(281)	—	—	(281)

Balance at September 30, 2007	$20,889	$338,350	$409,320	$2,153	$(187,180)	$583,532

Net earnings	$—	$—	$18,801	$—	$—	$18,801
Net change in post-retirement benefit liability, net of tax	—	—	—	256		256
Change in unrealized gain on investments, net of tax	—	—	—	5,944	—	5,944

Comprehensive income						$25,001
Dividends paid to common shareholders	—	—	(1,483)	—	—	(1,483)
Employee stock purchases, including tax benefit	2	62	—	—	—	64
Exercise of stock options, including tax benefit	47	1,381	—	—	—	1,428
Share-based compensation expense – options	—	208	—	—	—	208
Share-based compensation expense – restricted stock	4	194	—	—	—	198
Acquisition of treasury stock	—	—	—	—	(7,724)	(7,724)

Balance at December 31, 2007	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$30,514	$—	$—	$30,514
Net change in post-retirement benefit liability, net of tax	—	—	—	(48)	—	(48)
Change in unrealized loss on investments, net of tax	—	—	—	(18,710)	—	(18,710)

Comprehensive income						$11,756
Dividends paid to common shareholders	—	—	(5,242)	—	—	(5,242)
Employee stock purchases, including tax benefit	6	198	—	—	—	204
Exercise of stock options, including tax benefit	17	429	—	—	—	446
Share-based compensation expense – options	—	347	—	—	—	347
Share-based compensation expense – restricted stock	14	583	—	—	—	597
Share-based compensation expense – performance share plan	13	485	—	—	—	498
Stock granted to directors	7	293	—	—	—	300
Acquisition of treasury stock	—	—	—	—	(53,640)	(53,640)
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	(768)

Balance at September 30, 2008	$20,999	$341,762	$451,910	$(10,405)	$(248,544)	$555,722

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended September 30,
	2008	2007
Operating activities:
Net earnings	$4,369	$17,063
Adjustments:
Depreciation and amortization	3,001	2,349
Realized losses on investing activities	11,623	1,772
Loss on disposal of fixed assets	455	—
Share-based compensation expense	448	533
Decrease in accrued investment income	1,836	2,015
Decrease in agents’ balances and premium receivable	8,605	17,446
Decrease (increase) in reinsurance receivables	2,004	(699)
Decrease in deferred policy acquisition costs	2,119	4,014
Decrease (increase) in other assets	5,237	(842)

Decrease in insurance claims and reserves	(14,262)	(24,873)
Decrease in payable to reinsurers	(102)	(62)
Decrease in other liabilities	(6,570)	(7,531)
Other, net	—	(281)

Net cash provided by operating activities	18,763	10,903

Investing activities:
Purchases of and additional investments in:
Fixed maturities	(96,031)	(167,128)
Equity securities	(108)	(193)
Property and equipment	(4,082)	(6,259)
Maturities and redemptions of fixed maturity investments	15,000	28,065
Sales:
Fixed maturities	156,300	175,433
Equity securities	—	—

Net cash provided by investing activities	71,079	29,918

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	306	412

Acquisition of treasury stock	(46,107)	(124,324)
Dividends paid to shareholders	(1,676)	(1,723)

Net cash used in financing activities	(47,477)	(125,635)
Net increase (decrease) in cash and cash equivalents	42,365	(84,814)
Cash and cash equivalents at beginning of period	36,644	164,133

Cash and cash equivalents at end of period	$79,010	$79,319

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net earnings	$30,514	$53,143
Adjustments:
Depreciation and amortization	9,179	6,290
Realized losses on investing activities	14,788	3,003
Loss on disposal of fixed assets	455	—
Share-based compensation expense	1,742	1,339
Decrease in accrued investment income	2,311	3,918
Decrease (increase) in agents’ balances and premium receivable	7,630	(14,654)
Decrease in reinsurance receivables	5,897	4,700
Increase in deferred policy acquisition costs	(86)	(4,165)
Decrease (increase) in other assets	76	(6,879)
(Decrease) increase in insurance claims and reserves	(41,448)	24,982
Decrease in payable to reinsurers	(44)	(338)
Decrease in other liabilities	(11,864)	(26,227)
Other, net	—	(281)

Net cash provided by operating activities	19,150	44,830

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(474,545)	(539,568)
Equity securities	(588)	(93,479)

Property and equipment	(11,897)	(16,484)
Maturities and redemptions of fixed maturity investments	49,210	73,260
Sales:
Fixed maturities	508,480	542,493
Equity securities	—	100,105

Net cash provided by investing activities	70,661	66,328

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	649	1,355
Accelerated share repurchase settlement payment	(768)	—

Acquisition of treasury stock	(52,271)	(137,157)
Dividends paid to shareholders	(5,242)	(5,224)

Net cash used in financing activities	(57,632)	(141,026)
Net increase (decrease) in cash and cash equivalents	32,179	(29,868)
Cash and cash equivalents at beginning of period	46,831	109,187

Cash and cash equivalents at end of period	$79,010	$79,319

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

INDEX TO NOTES

1. Reporting and Accounting Policies	7. Supplemental Cash Flow Information

2. Share-Based Compensation	8. Insurance Reserves

3. Computation of Earnings Per Share	9. Restructuring Charges

4. Long-Term Debt	10. Accelerated Share Repurchase Program

5. Investments	11. Commitments and Contingencies

6. Income Taxes	12. Benefit Plans

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP 157-3 did not have a material impact on the results of operations or financial position of the Company.

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

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through September 30, 2008. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s 2002 Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the third quarter and first nine months of 2008, $0.2 million and $0.6 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 20,047 shares have been issued through September 30, 2008. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant. On June 1, 2007, a total of 5,658 shares of Infinity common stock, determined pursuant to the Directors’ Plan and valued at $300,000, were issued to Infinity’s non-employee directors. On June 2, 2008, a total of 7,494 shares of Infinity common stock, determined pursuant to the Directors’ Plan and valued at $300,000, were issued to Infinity’s non-employee directors.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP is 1,000,000, of which 30,797 had been issued through September 30, 2008. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended September 30, 2008 and 2007 approximated $11,000 and $11,100, respectively. The 15% discount for shares purchased during the nine month periods ended September 30, 2008 and 2007 approximated $35,000 and $29,700, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Performance Share Plan

On May 20, 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to further align the interest of management with the long-term shareholders of the company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee shall (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period (a “Performance Measurement Cycle”), (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. During the third quarter and first nine months of 2008, $0.2 million and $0.5 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the Performance Share Plan. No shares have been issued under this plan.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The weighted-average grant date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants		2003 Grants
Weighted-average grant date fair value	$13.87		$5.97
Dividend yield	0.7%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.3%		4.0%
Expected life	7.5	years	7.5	years
Weighted-average-grant exercise price	$33.56		$16.11
Outstanding as of September 30, 2008	131,800		209,960

The following chart describes activity for Infinity’s Stock Option Plan for the nine months ended September 30, 2008:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of December 31, 2007	358,360	$22.82
Granted	—	—
Exercised	(16,600)	20.98
Forfeited	—	—

Outstanding as of September 30, 2008	341,760	$22.91	4.77	$6.3

Vested or expected to vest as of September 30, 2008	341,760	$22.91	4.77	$6.3
Exercisable as of September 30, 2008	314,860	$22.00	4.72	$6.0

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of September 30, 2008, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the nine months ended September 30, 2008 and 2007 was approximately $0.3 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from options exercised was approximately $0.1 million for the nine months ended September 30, 2008 and $0.3 million for the nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was approximately $0.4 million and $0.9 million, respectively.

As of September 30, 2008, there was $0.1 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 2.5 months. The total fair value of stock options which vested during the nine months ended September 30, 2008 and 2007 was approximately $0.3 million and $0.9 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 3 Computation of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net earnings for basic and diluted earnings per share	$4,369	$17,063	$30,514	$53,143
Average basic shares outstanding	15,260	18,430	15,838	19,112

Basic earnings per share	$0.29	$0.93	$1.93	$2.78

Average basic shares outstanding	15,260	18,430	15,838	19,112
Restricted stock not yet vested	72	48	72	17
Dilutive effect of assumed option exercises	167	181	156	199

Average diluted shares outstanding	15,499	18,659	16,066	19,328

Diluted earnings per share	$0.28	$0.91	$1.90	$2.75

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The September 30, 2008 fair value of $192.6 million was calculated using a 250 basis point spread to the ten-year U.S. Treasury Note of 3.825%.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity renewed this agreement on August 31, 2008 on substantially similar terms. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2008 and 2007, there were no borrowings outstanding under the Credit Agreement.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$279,000	$844,985	$41,023	$1,165,008
% of Total	24.0%	72.5%	3.5%	100.0%

Level 1 securities are U.S. Treasury securities and an exchange-traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined by a nationally recognized pricing service using observable market inputs. Level 3 securities are comprised of (i) securities for which the pricing service is unable to provide a fair value, (ii) securities whose fair value is determined by the pricing service based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

The following table presents the changes in the Level 3 fair-value category for the three and nine months ended September 30, 2008 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities
	For the three months ended September 30, 2008	For the nine months ended September 30, 2008
Balance at beginning of period	$52,863	$31,162
Total losses (realized or unrealized)
Included in net earnings	(1,622)	(2,068)
Included in other comprehensive income	(366)	(1,565)
Purchases, sales, issuances and settlements	(2,241)	10,573
Transfers in and/or out of Level 3	(7,611)	2,921

Balance at September 30, 2008	$41,023	$41,023

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings.

Of the $41.0 million fair value of securities in level 3, which consists of 36 securities, 32 are priced based on non-binding broker quotes or prices from various outside sources. The remaining 4 securities are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at September 30, 2008 and the average spreads to Treasury for the rating of the security being priced. For one security, which is no longer rated, the assumed rating for valuation purposes was ‘C’.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for Infinity’s investment portfolio follows (in thousands):

	September 30, 2008
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,132,094	$1,123,865	96.5%	$10,009	$(18,239)
Equity securities	49,643	41,143	3.5%	—	(8,500)

Total	$1,181,737	$1,165,008	100%	$10,009	$(26,739)

	December 31, 2007
	Amortized Cost	Fair Value	% of Total Fair Value	Gross Unrealized
				Gain	Loss
Fixed maturities	$1,215,371	$1,226,804	96.1%	$18,276	$(6,843)
Equity securities	49,056	49,677	3.9%	621	—

Total	$1,264,427	$1,276,481	100%	$18,897	$(6,843)

	September 30, 2008	December 31, 2007
Number of positions held with unrealized:
Gains	154	311
Losses	264	180
Number of positions held that individually exceed unrealized:
Gains of $500,000	6	7
Losses of $500,000	5	1
Percentage of positions held with unrealized:
Gains that were investment grade	97%	86%
Losses that were investment grade	75%	66%
Percentage of fair value held with unrealized:
Gains that were investment grade	100%	97%
Losses that were investment grade	95%	90%

The following table sets forth the amount of unrealized loss by age and severity at September 30, 2008 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$201,154	$(3,659)	$(3,003)	$(475)	$(181)
Six months	239,153	(7,871)	(3,861)	(1,852)	(2,158)
Nine months	79,049	(11,167)	(612)	(455)	(10,100)
Twelve months	5,555	(555)	—	(350)	(205)
Greater than twelve months	107,756	(3,487)	(2,255)	(945)	(287)

Total	$632,667	$(26,739)	$(9,731)	$(4,077)	$(12,931)

*	As compared to amortized cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Infinity has both the ability and intent to hold those securities with unrealized losses until they mature or recover in value.

Included in the nine month category is an investment in a Wilshire 5000 exchange-traded fund (ETF) which was purchased in April 2007. Since the acquisition of this ETF, its fair value has fallen approximately $8.5 million or 17.1% as a result of a general decline in equity markets.

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

During the third quarter and first nine months of 2008, Infinity recorded cumulative, pre-tax impairments for unrealized losses deemed other-than-temporary of $13.8 million and $21.5 million, respectively. During the third quarter and first nine months of 2007, Infinity recorded cumulative, pre-tax impairments for unrealized losses deemed other-than-temporary of $0.6 million and $2.6 million, respectively.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax		Tax Effects	Net
	Fixed Maturities	Equity Securities
Nine months ended September 30, 2008
Unrealized holding losses on securities arising during the period	$(34,450)	$(9,121)	$15,250	$(28,321)
Realized (gains) losses included in net income	14,788	—	(5,176)	9,612

Change in unrealized losses on marketable securities, net	$(19,662)	$(9,121)	$10,074	$(18,710)

Nine months ended September 30, 2007
Unrealized holding gains on securities arising during the period	$1,681	$3,612	$(1,853)	$3,440
Realized losses (gains) included in net income	6,276	(3,273)	(1,051)	1,952

Change in unrealized gains on marketable securities, net	$7,957	$339	$(2,904)	$5,392

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 6 Income Taxes

Income tax expense for the three-month and nine-month periods ended September 30, 2008 was $7.7 million and $21.2 million, respectively, compared to $8.8 million and $28.3 million for the same periods of 2007. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended September 30,		For the nine months ended September,
	2008	2007	2008	2007
Earnings before income taxes	$12,020	$25,884	$51,705	$81,452

Income taxes at statutory rates	4,207	9,059	18,097	28,508
Effect of:
Dividends-received deduction	(43)	(46)	(133)	(169)
Tax-exempt interest	(650)	(807)	(2,235)	(1,827)
Adjustment to valuation allowance	4,083	466	5,159	1,412
Other	54	149	303	385

Provision for income taxes as show on the Consolidated Statements of Earnings	$7,651	$8,821	$21,191	$28,309

GAAP effective tax rate	63.7%	34.1%	41.0%	34.8%

In the third quarter and first nine months of 2008, Infinity increased its tax valuation allowance by approximately $4.1 million and $5.2 million, respectively, primarily due to an increase in other-than-temporary impairments of securities.

In the third quarter and first nine months of 2007, Infinity increased its tax valuation allowance by approximately $0.5 million and $1.4 million, respectively, due to losses realized on sales of securities.

In June 2008 the Internal Revenue Service began an examination of the 2005 tax year. In August 2008, the examination was expanded to include the 2006 tax year. Since no notice was received from the IRS regarding the 2004 tax year, the statute of limitations for that year has expired. No notice has been received for the 2007 tax year.

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for stock-based compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Income tax payments	$1,000	$9,000	$16,700	$33,200
Interest payments on debt	5,500	5,500	11,000	11,000

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance at Beginning of Period
Unpaid losses on known claims	$203,025	$221,064	$225,415	$231,029
IBNR losses	185,028	182,573	186,402	167,965
LAE	193,092	206,918	206,592	197,035

Total unpaid losses and LAE	581,145	610,555	618,409	596,029
Reinsurance recoverables	(24,031)	(26,199)	(28,219)	(27,579)

Unpaid losses and LAE, net of reinsurance recoverables	557,114	584,356	590,190	568,450

Current Activity
Loss and LAE incurred:
Current accident year	166,190	185,894	513,789	560,937
Prior accident years	(1,281)	(5,390)	(13,508)	(12,542)

Total loss and LAE incurred	164,909	180,504	500,281	548,395

Loss and LAE payments:
Current accident year	(113,623)	(130,489)	(269,578)	(297,290)
Prior accident years	(55,812)	(50,957)	(268,305)	(236,141)

Total loss and LAE payments	(169,435)	(181,446)	(537,883)	(533,431)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	552,588	583,414	552,588	583,414
Add back reinsurance recoverables	23,548	27,136	23,548	27,136

Total unpaid losses and LAE	$576,136	$610,550	$576,136	$610,550

Unpaid losses on known claims	$207,321	$208,503	$207,321	$208,503
IBNR losses	190,087	196,415	190,087	196,415
LAE	178,728	205,632	178,728	205,632

Total unpaid losses and LAE	$576,136	$610,550	$576,136	$610,550

The $13.5 million of favorable development during the nine months ended September 30, 2008 primarily relates to liability coverages of the personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from Infinity’s former parent company’s principal property and casualty subsidiary, Great American Insurance Company. In addition, there was favorable development on LAE reserves relating to liability coverages in the California, Florida and Pennsylvania non-standard programs.

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

Restructuring costs incurred in 2006, 2007 and the three and nine months ended September 30, 2008 are as follows (in thousands):

	2006	2007	Three months ended September 30, 2008	Nine months ended September 30, 2008	Total
Employee related costs	$4,782	$(562)	$72	$415	$4,635
Contract termination costs	—	1,929	—	—	1,929
Other exit costs	—	326	—	65	391

Total	$4,782	$1,693	$72	$480	$6,955

Infinity expects to incur additional charges of approximately $0.3 million during late 2008 or early 2009 as additional facilities affected by the restructuring are sublet or closed.

Activities related to accrued restructuring charges as of September 30, 2008 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2007	$1,390	$1,462	$—	$2,852
Incurred	347	—	65	412
Costs paid or settled	(1,469)	(471)	(65)	(2,005)
Net adjustments	68	—	—	68

Balance at September 30, 2008	$336	$991	$—	$1,327

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 11 Commitments and Contingencies

Commitments

During the first quarter of 2008, Infinity began construction of an office building that will house a new 300 seat call center in McAllen, Texas. The project, which is expected to be completed by early 2009, is estimated to cost approximately $7.3 million.

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

Note 12 Benefit Plans

The following table discloses the components of net periodic post-retirement benefit cost (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Service cost	33	42	99	127
Interest cost	45	49	135	146
Amortization of prior service cost	(17)	(17)	(51)	(50)
Amortization of net cumulative gain	(8)	—	(24)	—

Net period post-retirement benefit cost	53	74	159	223

In accordance with SFAS 158, Infinity will change the measurement date for its post-retirement benefit plan from September 30 to December 31 for its 2008 financial statements. Infinity has elected the “15-month approach” to transition to the December 31 measurement date and expects to record an adjustment to retained earnings of approximately $50,000 at the end of 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premium, growth, earnings, investment performance, expected losses, rate changes and loss experience.

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Part II, Item 1A of this report, as well as, in Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2007 and in Part II, Item 1A of the Company’s Form 10-Q for the period ended June 30, 2008.

OVERVIEW

Market conditions during the first nine months of 2008 have remained competitive. Infinity believes that many of its competitors have continued to aggressively pursue premium growth with increased agency incentives along with relaxed underwriting standards. Unfavorable economic conditions, including increasing unemployment, in several of Infinity’s key focus states, are adding to the competitive pressure as the economy has dampened consumer demand for auto insurance.

Net earnings and diluted earnings per share for the three months ended September 30, 2008 were $4.4 million and $0.28, respectively, compared with $17.1 million and $0.91, respectively, for the three months ended September 30, 2007. Net earnings and diluted earnings per share for the nine months ended September 30, 2008 were $30.5 million and $1.90, respectively, compared with $53.1 million and $2.75, respectively, for the nine months ended September 30, 2007.

The decline in diluted earnings per share for the three months ended September 30, 2008 is primarily due to $11.6 million of net realized losses during the third quarter of 2008 compared to $1.8 million of net realized losses during the third quarter of 2007. Included in the net realized loss for the third quarter of 2008 is $13.8 million of other-than-temporary impairments on fixed income securities compared with $0.6 million of impairments during the third quarter of 2007. In addition to the increase in realized losses on investments, diluted earnings per share for the nine months ended September 30, 2008 declined as a result of an increase in the loss ratio, particularly in California where Infinity experienced a decline in average earned premium per exposure unit and slightly higher loss costs.

Included in net earnings for the three and nine months ended September 30, 2008 were $0.8 million ($1.3 million pre-tax) and $8.8 million ($13.5 million pre-tax), respectively, of favorable development on prior accident period loss and LAE reserves compared with $3.5 million ($5.4 million pre-tax) and $8.1 million ($12.5 million pre-tax), respectively, for the three and nine months ended September 30, 2007. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues declined 15.3% and 12.1% for the three and nine months ended September 30, 2008 compared with the same periods in 2007. The decline for both periods is primarily attributable to both the increase in realized losses on investments discussed above, as well as a decline in earned premium as a result of decreases in gross written premium in the last three months of 2007 and the first nine months of 2008 in states such as California, Connecticut, Florida and Georgia. See Results of Operations – Underwriting – Premium for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased 3.8% from $35.69 at September 30, 2007 to $37.05 at September 30, 2008. Annualized return on equity for the three and nine months ended September 30, 2008 was 3.0% and 7.0%, respectively, compared with 10.8% and 11.4% for the three and nine months ended September 30, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY ENVIRONMENT

Effective April 2007, California adopted amended rate approval regulations which established a maximum permitted after-tax rate of return on invested capital at an insurance company level. As of September 30, 2008, this rate is set at 9.0%. In response to these amended regulations, Infinity filed and received approval for rate changes in both its programs in the state and believes it is now in full compliance. However, over 200 automobile insurers in the state have filed rate changes that are still being reviewed. Until these companies receive approval for their new rates, the competitive environment in California will remain highly unpredictable. Infinity believes that, in this environment, it is possible that its premium volume could be materially adversely affected to the extent that competitors’ approved rates are lower than those of Infinity.

RESULTS OF OPERATIONS

Underwriting

Premium

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

Infinity is licensed to write insurance in all 50 states, but focuses its operations in targeted urban areas (“Urban Zones”) identified within selected focus states that management believes offer the greatest opportunity for premium growth and profitability.

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

•	“Other States” – Includes all remaining states.

Infinity further classifies territories within the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix, Tucson

•	California – Bay Area, Los Angeles, Sacramento, San Diego, and San Joaquin Valley

•	Connecticut – Hartford

•	Florida – Jacksonville, Miami, Orlando, Bradenton/Sarasota and Tampa

•	Georgia – Atlanta

•	Illinois – Chicago

•	Nevada – Las Vegas

•	Pennsylvania – Allentown, Philadelphia

•	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-Urban Zones” – include all remaining areas in the Focus States located outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities; thus the Focus States, Urban Zones or Maintenance States may change over time as new market opportunities arise, as the allocation of resources changes, or as regulatory environments change. In the tables below, Infinity has restated 2007 premium, policies-in-force and combined ratios to be consistent with the 2008 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premium for the three months ended September 30, 2008 and 2007 ($ in thousands):

	Three months ended September 30,
	2008	2007	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$170,344	$178,388	$(8,044)	(4.5)%
Non-Urban Zones	26,929	31,093	(4,163)	(13.4)%

Total Focus States	197,273	209,481	(12,207)	(5.8)%
Maintenance States	7,873	11,394	(3,521)	(30.9)%
Other States	567	1,414	(847)	(59.9)%

Subtotal	205,713	222,288	(16,575)	(7.5)%

Commercial Vehicle	11,086	8,937	2,149	24.0%
Classic Collector	5,876	5,539	337	6.1%
Other	177	391	(214)	(54.7)%

Total gross written premium	222,852	237,155	(14,303)	(6.0)%
Ceded reinsurance	(916)	(1,203)	287	(23.9)%

Net written premium	221,936	235,952	(14,016)	(5.9)%
Change in unearned premium	9,158	24,533	(15,375)	(62.7)%

Net earned premium	$231,094	$260,485	$(29,391)	(11.3)%

The following table shows Infinity’s net earned premium for the nine months ended September 30, 2008 and 2007 ($ in thousands):

	Nine months ended September 30,
	2008	2007	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$536,756	$589,658	$(52,902)	(9.0)%
Non-Urban Zones	87,484	114,003	(26,519)	(23.3)%

Total Focus States	624,240	703,661	(79,421)	(11.3)%
Maintenance States	27,657	41,275	(13,618)	(33.0)%
Other States	1,779	6,451	(4,671)	(72.4)%

Subtotal	653,676	751,386	(97,710)	(13.0)%

Commercial Vehicle	32,742	29,150	3,592	12.3%
Classic Collector	16,766	15,732	1,034	6.6%
Other	685	1,292	(607)	(47.0)%

Total gross written premium	703,868	797,559	(93,691)	(11.7)%
Ceded reinsurance	(3,125)	(3,669)	543	(14.8)%

Net written premium	700,743	793,891	(93,148)	(11.7)%
Change in unearned premium	(1,222)	(12,602)	11,380	(90.3)%

Net earned premium	$699,521	$781,289	$(81,767)	(10.5)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies-in-force as of September 30, 2008 and 2007:

	As of September 30,
	2008	2007	$ Change	Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	600,806	622,067	(21,261)	(3.4)%
Non-Urban Zones	85,539	108,717	(23,178)	(21.3)%

Total Focus States	686,345	730,784	(44,439)	(6.1)%
Maintenance States	29,305	41,265	(11,960)	(29.0)%
Other States	1,362	4,433	(3,071)	(69.3)%

Total personal auto insurance	717,012	776,482	(59,470)	(7.7)%

Commercial Vehicle	18,449	14,156	4,293	30.3%
Classic Collector	61,206	59,445	1,761	3.0%
Other	485	985	(500)	(50.8)%

Total policies-in-force	797,152	851,068	(53,916)	(6.3)%

Gross written premium decreased 6.0% and 11.7% during the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007. During the first nine months of 2008, Infinity implemented 31 rate revisions in various states with an overall rate impact of a 4.5% decrease. This overall rate decrease is primarily a result of the 10.4% rate decrease implemented January 1, 2008 in Infinity’s largest program in California in response to the amended rate approval regulations in that state. Excluding California, overall rates increased 3.0%. Policies-in-force at September 30, 2008 decreased 6.3% compared with the same period in 2007. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premium.

During the third quarter and first nine months of 2008, personal auto insurance gross written premium in Infinity’s nine Focus States decreased 5.8% and 11.3%, respectively, compared with the same periods in 2007. The decline in gross written premium is primarily a result of declines in California, Connecticut, Florida and Georgia. In California, gross written premium declined 7.1% and 13.5% during the third quarter and first nine months of 2008, respectively, as compared with the same periods in 2007. Infinity believes that, in addition to the rate decrease on Infinity’s largest program in California, gross written premium declined, in part, because the compulsory automobile insurance laws in California have not been actively enforced. Individuals are allowing their automobile insurance policies to lapse due to this lack of enforcement. Gross written premium may also be affected by the impact of the economic slowdown on the buying behavior of individuals with regard to automobile insurance. In an effort to improve profitability, Infinity increased rates 16.2% during 2007 in Connecticut contributing to a 39.1% and 49.5% decline in gross written premium during the third quarter and first nine months of 2008, respectively, compared with the same periods in 2007. Gross written premium in Florida declined 9.1% and 15.0% during the third quarter and first nine months of 2008, respectively, as compared with the same periods of 2007. Although gross written premium in Miami, Infinity’s new urban zone, increased during the first nine months of 2008 as compared with the same period in 2007, the remaining Florida urban zones declined. The decline in gross written premium is due primarily to Infinity raising rates 13.5% during 2007 and another 7.4% in 2008 to improve profitability in Florida. Declines in Georgia’s gross written premium of 10.0% and 18.7% during the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007 is primarily a result of a reduction in the amount of business written in non-urban zones in the state. Premium in Georgia’s non-urban zones are expected to continue to decline during the remainder of 2008 as the Company shifts its focus to the Atlanta urban zone.

Partially offsetting the decline in premium in California, Connecticut, Florida and Georgia during the third quarter and first nine months of 2008 were increases in gross written premium in Nevada and Texas. Nevada’s gross written premium increased 52.0% and 38.9% during the third quarter and first nine months of 2008, respectively, primarily as a result of continued marketing efforts in addition to Infinity’s rate stability while competitors increased their rates. Gross written premium in Texas increased 16.6% and 24.1% during the third quarter and first nine months of 2008, respectively, as compared with the same periods of 2007, including growth in Dallas, Fort Worth, Houston and San Antonio- all four of Infinity’s Texas urban zones. New agent appointments and advertising have contributed to this gross written premium growth.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium in the Maintenance States declined 30.9% and 33.0% during the third quarter and first nine months of 2008, respectively, with declines in all Maintenance States other than Tennessee. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 24.0% and 12.3% during the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007. During 2007, Infinity revised its rating structure and reintroduced the program in states such as California, Connecticut, Georgia and Texas. In addition, increased marketing and advertising led to the growth in gross written premium.

Gross written premium for the Classic Collector book of business grew 6.1% and 6.6% during the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007 with gross written premium growing in eight of Infinity’s nine Focus States.

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

While financial data is reported in accordance with GAAP for shareholder and other investment purposes, data is reported on a statutory basis for insurance regulatory purposes. Infinity evaluates underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium are earned; on a statutory basis these items are expensed as incurred. Costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

The following table presents the statutory and GAAP combined ratios:

	Three months ended September 30,
	2008			2007			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	68.0%	19.4%	87.4%	70.6%	20.0%	90.6%	(2.6)%	(0.6)%	(3.2)%
Non-Urban Zones	86.3%	21.1%	107.4%	82.3%	25.6%	107.9%	4.0%	(4.5)%	(0.5)%

Total Focus States	70.4%	19.7%	90.1%	72.5%	20.8%	93.3%	(2.1)%	(1.1)%	(3.2)%
Maintenance States	63.8%	23.3%	87.1%	63.7%	26.6%	90.3%	0.1%	(3.3)%	(3.2)%
Other States	81.0%	41.0%	122.0%	(20.9)%	44.9%	24.0%	101.9%	(3.9)%	98.0%

Subtotal	70.2%	19.9%	90.1%	71.1%	21.3%	92.4%	(0.9)%	(1.4)%	(2.3)%

Commercial Vehicle	123.2%	18.9%	142.1%	32.9%	24.7%	57.6%	90.3%	(5.8)%	84.5%
Classic Collector	62.5%	41.1%	103.6%	46.4%	47.4%	93.8%	16.1%	(6.3)%	9.8%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	71.6%	20.6%	92.2%	69.2%	22.3%	91.5%	2.4%	(1.7)%	0.7%

GAAP ratios	71.4%	22.1%	93.5%	69.3%	24.0%	93.3%	2.1%	(1.9)%	0.2%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30,
	2008			2007			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	72.0%	20.3%	92.3%	73.0%	19.8%	92.8%	(1.0)%	0.5%	(0.5)%
Non-Urban Zones	76.7%	21.6%	98.3%	76.7%	23.2%	99.9%	—	(1.6)%	(1.6)%

Total Focus States	72.7%	20.5%	93.2%	73.6%	20.4%	94.0%	(0.9)%	0.1%	(0.8)%
Maintenance States	64.0%	24.0%	88.0%	65.7%	24.6%	90.3%	(1.7)%	(0.6)%	(2.3)%
Other States	17.9%	43.8%	61.7%	(9.1)%	30.3%	21.2%	27.0%	13.5%	40.5%

Subtotal	72.1%	20.7%	92.8%	72.1%	20.7%	92.8%	—	—	—

Commercial Vehicle	105.9%	22.0%	127.9%	38.0%	23.4%	61.4%	67.9%	(1.4)%	66.5%
Classic Collector	44.7%	41.6%	86.3%	42.4%	51.0%	93.4%	2.3%	(9.4)%	(7.1)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	71.5%	21.5%	93.0%	70.2%	21.5%	91.7%	1.3%	—	1.3%

GAAP ratios	71.5%	23.0%	94.5%	70.2%	23.6%	93.8%	1.3%	(0.6)%	0.7%

In evaluating the profit performance of Infinity’s business, Infinity’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the third quarter and first nine months of 2008 increased 0.7 points and 1.3 points, respectively, compared with the same periods of 2007. The third quarter and first nine months of 2008 benefited from $1.3 million and $13.5 million, respectively, of favorable development on loss and LAE reserves compared with $5.4 million and $12.5 million of favorable development for the third quarter and first nine months of 2007, respectively. Losses from catastrophes were $1.3 million and $1.8 million for the third quarter and first nine months of 2008, respectively, including $1.1 million from Hurricane Ike and $0.2 million from Tropical Storm Fay. Losses from catastrophes were $0.1 million and $0.5 million for the same periods of 2007.

The combined ratio improvement in the Focus States during the third quarter of 2008 is primarily a result of favorable development on LAE reserves recognized during the third quarter of 2008 in many of Infinity’s Focus States. Excluding favorable development, the loss and LAE ratio in the Focus States for the first nine months of 2008 has increased compared with the first nine months of 2007 primarily as a result of an increase in the loss ratio in California where Infinity has experienced a decline in average earned premium per exposure unit and slightly higher loss costs. The expense ratio in the Focus States decreased during the third quarter of 2008 as compared with the same period in 2007 primarily from a reduction in expense accruals during the third quarter of 2008. The expense ratio in the Focus States for the first nine months of 2008 increased as compared with the first nine months of 2007 primarily as a result of a decline in earned premium without a corresponding decline in fixed underwriting expenses. Infinity is reviewing potential cost saving opportunities to reduce the expense ratio during the remainder of 2008 as well as 2009.

The expense ratio in the Maintenance States for the three months ended September 30, 2008 declined compared with the third quarter of 2007 as premium in the Maintenance States declined faster than expenses in the third quarter of 2007 resulting in a higher than average expense ratio. The loss and LAE ratio in the Maintenance States declined for the nine months ended September 30, 2008 as compared with the same period in 2007 as a result of favorable development on LAE reserves in Alabama and Missouri recognized during the first quarter of 2008.

The loss and LAE ratio for the Commercial Vehicle business increased substantially during the third quarter and first nine months of 2008 compared with the same periods in 2007 as a result of an extra-contractual claim in Florida. Excluding this claim, the combined ratio for the third quarter and first nine months of 2008 would be 87.4% and 79.3%, respectively. This compares with 57.6% and 61.4%, respectively, for the same periods in 2007. The increase in the 2008 combined ratio excluding the extra-contractual claim is a result of favorable development on loss and LAE reserves in the first nine months of 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in the Classic Collector loss and LAE ratio during the third quarter of 2008 is primarily due to $0.8 million of losses from Hurricane Ike. Excluding losses from Hurricane Ike, the loss and LAE ratio during the third quarter of 2008 would be 48.0% compared with 46.4% for the same period in 2007. The increase from the third quarter of 2007 is primarily a result of an increase in the loss and LAE ratio in California and Pennsylvania. The loss and LAE ratio excluding Hurricane Ike for the nine months ended September 30, 2008 of 39.7% declined compared with 42.4% for the same period in 2007 primarily as a result of a large claim recorded during the first quarter of 2007 in California. The expense ratio has improved for both the three and nine months ended September 30, 2008 as compared with the same periods in 2007 as a result of completing the transition of moving the Classic Collector business to a new computer platform.

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$14,345	$17,461	$45,005	$52,069
Dividends on equity securities	206	231	637	919

Gross investment income	14,551	17,692	45,642	52,988
Investment expenses	(453)	(583)	(1,397)	(1,846)

Net investment income	$14,098	$17,109	$44,245	$51,142

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and nine months ended September 30, 2008 declined compared to the same periods in 2007 primarily due to a decrease in average investment balances of 6.9% in addition to a 24 basis point decline in book yields as a result of a general decline in market interest rates for high quality bonds. The 6.9% or $98 million decline in average invested balances was primarily due to the $100 million accelerated share repurchase program executed in September 2007.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Impairments on securities held	Realized gains on sales	Total realized losses	Impairments on securities held	Realized (losses) on sales	Total realized losses
Fixed maturities	$(13,797)	$2,174	$(11,623)	$(593)	$(1,179)	$(1,772)
Equities	—	—	—	—	—	—

Total	$(13,797)	$2,174	$(11,623)	$(593)	$(1,179)	$(1,772)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Impairments on securities held	Realized gains on sales	Total realized losses	Impairments on securities held	Realized gains (losses) on sales	Total realized gains (losses)
Fixed maturities	$(21,494)	$6,706	$(14,788)	$(2,614)	$(3,662)	$(6,276)
Equities	—	—	—	—	3,273	3,273

Total	$(21,494)	$6,706	$(14,788)	$(2,614)	$(389)	$(3,003)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter of 2008, equity and credit markets took a noticeable downturn as concern increased about an impending economic recession and increased uncertainty about the credit-worthiness of borrowers. In October 2008, credit spreads on all but U.S. government and government-sponsored entities widened to levels not seen since the 1980’s. Several large financial institutions failed or were weakened and acquired to avoid further deterioration in their financial condition. While the federal government has promised unprecedented amounts of liquidity and financial guarantees to stem the fear pervading the markets, it is uncertain whether markets will recover in the near term. It is with this in mind that Infinity’s management approached its decisions on the fair value of other-than-temporary impairments. Consequently, securities that under normal conditions would be expected to recover to at least book value in a reasonable period of time were candidates for impairment.

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at September 30, 2008, the pre-tax earnings impact would have been $3.5 million. Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2008 was $2.8 million and $8.3 million, respectively, and $2.8 million and $8.3 million, respectively, for the same periods in 2007.

Other Income

Other income for the three and nine months ended September 30, 2008 remained relatively flat at $0.2 million and $1.9 million, respectively, compared to $0.1 million and $1.7 million for the corresponding periods of 2007. Other income for the first nine months of 2008 includes $0.6 million in fees received on renewal premium from the 2005 sale of the Assumed Agency Business’ Connecticut personal auto book. The other items included in other income are non-recurring.

Other Expense

Other expense for the three months ended September 30, 2008 was $1.2 million compared to $0.7 million for the corresponding period of 2007. Other expense for the nine months ended September 30, 2008 was $4.0 million compared to $1.6 million for the same period of 2007. The increase in other expenses for both periods is primarily due to a loss on vacated office space as well as operating expenses relating to Infinity’s retail store initiative. Beginning in 2006, Infinity launched this program to assess the viability of retail outlets that sell auto insurance coverage and offer other financial services. The assessment is ongoing.

Income Taxes

The Company’s GAAP effective tax rate for the three and nine months ended September 30, 2008 was 63.7% and 41.0%, respectively, compared to 34.1% and 34.8% for the same periods of 2007. The tax rate for the third quarter and first nine months of 2008 is above the statutory rate of 35% as the Company fully reserves for the tax benefit on realized capital losses. In the third quarter and first nine months of 2008, Infinity increased its tax valuation allowance by approximately $4.1 million and $5.2 million, respectively, primarily due to an increase in other-than-temporary impairments of securities.

Excluding capital gains and losses and related tax effects, the effective tax rate for the three and nine months ended September 30, 2008 were 32.3% and 31.9% respectively, as compared with 32.5% and 33.1% for the same periods of 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(See Note 6 of the Consolidated Financial Statements for additional information)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average $7.4 million annually.

At September 30, 2008, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2008, Infinity increased its quarterly dividend to $0.11 per share from $0.09 per share. At this current amount, Infinity’s 2008 annualized dividend payments would be approximately $6.6 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Effective July 24, 2008, Infinity’s Board of Directors authorized an increase in the repurchase authority under the program by $74.3 million to $100.0 million and extended the date to execute this program to December 31, 2009. Through December 31, 2007, Infinity repurchased 1,032,479 shares at an average cost, excluding commissions, of $43.03. No repurchases were made under this program during the first quarter of 2008. During the second quarter of 2008, Infinity repurchased 144,800 shares at an average cost, excluding commissions, of $42.54. During the third quarter of 2008, Infinity repurchased 1,084,600 shares at an average cost, excluding commissions, of $43.74. As of September 30, 2008, Infinity had $75.4 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of September 30, 2008, Infinity had $155.7 million of cash and investments. In 2008, Infinity’s insurance subsidiaries may pay to Infinity up to $79.0 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2008, $52.5 million of dividends were paid to Infinity by its insurance subsidiaries.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity renewed this agreement on August 31, 2008 on substantially similar terms. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2008 and 2007, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and investment income on its $1.0 billion investment portfolio. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $16.8 million and $26.1 million for the three and nine-month periods ended September 30, 2008, respectively, and approximately $13.6 million and $48.3 million for the three and nine-month periods ended September 30, 2007, respectively.

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

Since 2005, personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage were covered under the personal auto excess of loss reinsurance treaty. Infinity discontinued this personal auto excess of loss reinsurance as of April 15, 2008 because of the expected increase in its cost and the lack of perceived need for the coverage in the future. Premium ceded under this reinsurance agreement for the 12 months ended December 31, 2007 were $1.4 million, or 14.0% of the bodily injury premium written on higher limit policies. Infinity has averaged approximately $2.1 million of losses covered per year under this agreement since 2004.

Premium ceded under all reinsurance agreements for the three months ended September 30, 2008 and 2007 were $0.9 million and $1.2 million, respectively. Premium ceded under these agreements for the nine months ended September 30, 2008 and 2007 were $3.1 million and $3.7 million, respectively.

Investments

Infinity’s consolidated investment portfolio at September 30, 2008 contained approximately $1.1 billion in fixed maturity securities and $41.1 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2008, Infinity had pre-tax net unrealized losses of $8.2 million on fixed maturities and pre-tax net unrealized losses of $8.5 million on equity securities. Combined, the pre-tax net unrealized loss increased by $28.8 million for the nine months ended September 30, 2008.

Approximately 95.3% of Infinity’s fixed maturity investments at September 30, 2008 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA+. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.56 years at September 30, 2008.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at September 30, 2008 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government and agencies:
U.S. government	233,323	237,856	20.4%
Government sponsored agencies	72,726	72,406	6.2%

Total U.S. government and agencies	306,049	310,262	26.6%

State and municipal	209,834	207,939	17.8%

Mortgage-backed, collateralized mortgage obligations and asset-backed securities:
Residential mortgage-backed securities	123,215	122,955	10.6%

Commercial mortgage-backed securities	39,550	38,824	3.3%

Collateralized mortgage obligations:
Planned amortization class	137,270	136,621	11.7%
Sequentials	19,106	18,128	1.6%
Whole loan	12,592	12,183	1.0%
Scheduled	3,976	3,935	0.3%
Accretion directed	1,789	1,789	0.2%
Junior tranche	704	816	0.1%

Total collateralized mortgage obligations	175,437	173,472	14.9%

Asset-backed securities secured by:
Equipment leases	13,162	11,701	1.0%
Home equity loans	7,936	8,373	0.7%
Auto loans	5,297	5,265	0.5%
Credit card receivables	1,834	1,828	0.2%

Total asset-backed securities	28,229	27,167	2.3%
Collateralized loan obligations	517	519	0.0%

Total mortgage-backed, collateralized mortgage obligations and asset-backed securities	366,948	362,937	31.2%

Corporates
Investment grade	194,803	190,345	16.3%
Non-investment grade	54,461	52,382	4.5%

Total corporates	249,264	242,727	20.8%

Total fixed maturities	1,132,094	1,123,865	96.5%
Equity securities	49,643	41,143	3.5%

Total investment portfolio	1,181,737	1,165,008	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since the second half of 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many collateralized mortgage obligations (“CMOs”) with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At September 30, 2008, Infinity’s fixed maturity portfolio included 13 CMOs, or 1.9% of the total market value of the fixed income portfolio, with exposure to sub-prime and Alt-A mortgages. Although these CMOs have sub-prime mortgages as underlying collateral, 11 have AAA ratings. The remaining two securities, one with a market value of $3.4 million and the other with a market value of $0.8 million, have AA ratings.

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

Infinity’s investment portfolio consists of $207.9 million of municipal bonds, of which $145.9 million are insured. Of the insured bonds, 35.4% are insured with FSA, 25.6% with MBIA, 21.7% with AMBAC and 17.2% with FGIC. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s or Fitch’s ratings, of the insured municipal bond portfolio:

	Insured		Uninsured		Total
(in thousands)	Fair Value	% of Market Value	Fair Value	% of Market Value	Fair Value	% of Market Value
AAA	$13,916	9.5%	$28,494	46.0%	$42,410	20.4%
AA+, AA, AA-	54,229	37.2%	24,447	39.4%	78,676	37.8%
A+, A, A-	69,982	47.9%	3,433	5.5%	73,415	35.3%
BBB+, BBB, BBB-	3,359	2.3%	2,011	3.3%	5,370	2.6%
BB+, BB, BB-	1,976	1.4%	—	0.0%	1,976	1.0%
NR	2,487	1.7%	3,605	5.8%	6,092	2.9%

Total	$145,949	100.0%	$61,989	100.0%	$207,939	100.0%

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2008, based on their fair values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

(in thousands)	Fair Market Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$51,084	$26,313	$5,488	$82,884	$82,437
After one year through five years	214,011	200,680	22,226	436,917	454,756
After five years through ten years	67,326	90,599	14,808	172,733	158,627
After ten years	15,657	52,310	426	68,393	69,327
Mortgage-backed, asset-backed and CMO securities	117,202	221,622	24,113	362,937	366,948

Total	$465,280	$591,524	$67,060	$1,123,865	$1,132,094

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, there were no material changes to the information provided in Infinity’s Form 10-K for 2007 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2008. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first nine months of 2008 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

The Company has not become a party to any new, material legal proceedings nor have there been any material developments in the Company’s legal proceedings disclosed in the Company’s Form 10-K for the year ended December 31, 2007, in the Company’s Form 10-Q for the period ended June 30, 2008 and in the Company’s Current Report on Form 8-K dated August 12, 2008. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the form 10-K for the year ended December 31, 2007, Part II, Item 1, Legal Proceedings, in the Form 10-Q for the period ended June 30, 2008 and to the Current Report on Form 8-K dated August  12, 2008.

ITEM 1A

Risk Factors

The following Risk Factors should be read in conjunction with other information provided in this report and with Risk Factors discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of the Company’s Form 10-Q for the period ended June 30, 2008.

Market illiquidity may adversely affect Infinity’s future earnings.

Illiquidity in credit markets may impact Infinity’s ability to sell fixed income securities for prices at or above that at which the Company holds them, which could adversely impact the Company’s future earnings.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	767,800	$43.04	767,800	$89,821,387

August 1, 2008 – August 31, 2008	176,800	$45.68	176,800	81,740,326

September 1, 2008 – September 30, 2008	140,000	$45.17	140,000	75,412,143

Total	1,084,600	$43.74	1,084,600	$75,412,143

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the current remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million, and extended the date to complete the repurchases to the earlier of December 31, 2009 or the completion of all purchases contemplated by the Plan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 7, 2008		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)