Form 10-K
period 2008-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2009-02-27
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Act from their obligations under those Sections.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2008, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $659,845,325 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.

As of February 13, 2009, there were 14,072,869 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 18, 2009, are incorporated by reference in Part III hereof.

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

PART I

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Infinity is headquartered in Birmingham, Alabama. The Company employed approximately 1,860 persons at December 31, 2008.

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

Please see Note 1 to the Consolidated Financial Statements for additional information regarding the history and organization of Infinity. References to Infinity, unless the context requires otherwise, include the combined operations of its subsidiaries (collectively the “NSA Group”) and the in-force personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from American Financial Group Inc.’s (“AFG”), formerly Infinity’s parent company, principal property and casualty subsidiary, Great American Insurance Company (“GAI”). Unless indicated otherwise, the financial information herein is presented on a GAAP basis. Schedules may not foot due to rounding.

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 36% of the estimated $444 billion of annual industry premium. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay a higher premium for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Independent agents sell approximately one-third of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. Infinity believes that, relative to the standard and preferred auto insurance market, a disproportionately larger portion of nonstandard auto insurance is sold through independent agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity, followed by periods of high premium rates and shortages of underwriting capacity. Over the past several years, the cycle has been “soft”, marked by aggressive competition for independent agents’ business through increased sales and commission incentives. Infinity observed that, during this soft cycle, some competitors were reducing their overall rates with larger rate reductions in certain segments of the business. The personal automobile component of the Consumer Price Index (“CPI”) reflects this trend as it indicates personal automobile insurance rates have increased just 0.5%, 0.8% and 1.0% during 2007, 2006 and 2005, respectively, after increasing 3.4% and 4.5% during 2004 and 2003, respectively. During 2008, Infinity observed competitors continuing to reduce rates in certain segments of the business, but also observed, in the latter part of the year, a few competitors in certain states increasing rates and tightening underwriting standards. Industry rates in 2008, as measured by the CPI, increased 4.0%. Infinity’s average rate adjustments on its personal auto business were (2.6)%, 3.5%, 0.8% and 2.2% for 2008, 2007, 2006 and 2005, respectively. The 2008 rate decrease is primarily a result of the 10.4% rate decrease implemented January 1, 2008 in Infinity’s largest program in California in response to the amended rate approval regulations in that state. Excluding California, overall rates increased 7.3%.

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2007, the five largest automobile insurance companies accounted for approximately 49% of the industry’s net written premium and the largest ten accounted for approximately 65% (2008 industry data not available). Approximately 341 insurance groups compete in the personal auto insurance industry, according to A.M. Best. Some of these groups specialize in nonstandard auto insurance, while others insure a broad spectrum of personal auto insurance risks.

Operations

Infinity is organized along functional responsibilities with the following centralized departments: product management, marketing, claims, customer service, accounting, treasury, human resources and information technology resources. Frequent executive team meetings, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Legal Officer, the Chief Marketing Officer, the Chief Product Management Officer and the Chief Claims Officer, allow for sharing of information among functional departments and for setting policies and making key strategic decisions.

Infinity estimates that approximately 99% of its personal auto business is nonstandard auto insurance. Based on data published by A.M. Best, Infinity believes that it is the third largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, monoline commercial auto insurance and classic collector automobile insurance.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Summarized historical financial data for Infinity is presented below (in thousands):

	Twelve months ended December 31,
	2008	2007	2006
Gross written premium	$896,899	$1,019,119	$992,409
Net written premium	892,090	1,014,262	982,190
Net earnings	19,257	71,944	87,282

	as of December 31,
	2008	2007
Total assets	$1,721,335	$1,916,610
Total liabilities	1,196,004	1,315,386
Total shareholders’ equity	525,331	601,224

Infinity has a history of favorable underwriting results. The following table compares Infinity’s statutory combined ratio in past years with those of the private passenger auto industry. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses (“LAE”) to net earned premium) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses to net written premium). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. Infinity has consistently performed better than the industry as shown below:

	2008	2007	2006	2005	2004	2004-2008	1999-2008
Infinity	91.2%	91.8%	88.7%	90.0%	90.3%	90.4%	95.8%
Industry (a)	100.4%	98.4%	95.5%	95.1%	94.3%	96.7%	100.3%

Percentage points better than industry	9.2%	6.6%	6.8%	5.1%	4.0%	6.3%	4.5%

(a)	Private passenger auto industry combined ratios for 1999 through 2007 were obtained from A.M. Best. A.M. Best data were not available for 2008. The industry combined ratio for 2008 is an estimate based on data obtained from Conning Research and Consulting.

Products

Personal Automobile is Infinity’s primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. Infinity offers three primary products to individual drivers: the Low-Cost product, which offers the most restricted coverage, the Value-Added product, which offers broader coverage and higher limits, and the Premier product, which offers the broadest coverage and is designed for standard and preferred risk drivers. For the year ended December 31, 2008, Infinity’s mix of personal automobile written premium was 14% Low-Cost, 85% Value-Added and 1% Premier.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity’s three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2008	2007	2006
Personal Automobile	93%	94%	93%
Commercial Vehicle	5%	4%	4%
Classic Collector	2%	2%	2%
Other Lines	0%	0%	1%

Total	100%	100%	100%

Distribution and Marketing

Infinity distributes its products primarily through a network of over 12,500 independent agencies and brokers (with approximately 16,000 locations). Independent agencies and brokers were responsible for approximately 96% of Infinity’s gross written premium for the twelve-month period ended December 31, 2008. In 2008, two independent agencies each accounted for between 2% and 3% of Infinity’s gross written premium, six other agencies each accounted for between 1% and 2% of the Company’s gross written premium and 13.5% of the agency force produced 80% of Infinity’s gross written premium. In California, Infinity’s largest state by premium volume, 42% of gross written premium (which represents 22.3% countrywide) was produced by forty independent agents and brokers.

Infinity pays each agent a commission, based on contractual rates multiplied by the premium the agent generates. On a limited basis, Infinity also offers contingent commission arrangements, typically in the form of higher commission rates, to agencies in order to spur premium growth in profitable areas. In 2008, contingent commission arrangements represented approximately 1% of total agency compensation.

Infinity also fosters agent relationships by providing them with access to Infinity’s Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s Internet-based software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes the array of services that it offers to its agents adds significant value to the agents’ businesses. For example, “Providing Agents Service and Support Program” is Infinity’s incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2008, Infinity spent $9.8 million on co-op advertising and promotions.

Strategic partnerships are another mode of distribution for Infinity. These are relationships with non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity’s companies for their nonstandard risks. Infinity believes these relationships are mutually beneficial because its partners gain access to Infinity’s nonstandard auto expertise, and Infinity gains access to a new distribution channel. This channel represented approximately 4% of gross written premium in 2008.

Infinity is licensed to write insurance in all 50 states and the District of Columbia, but is committed to growth in targeted urban areas (“Urban Zones”) identified within selected Focus States that management believes offer the greatest opportunity for premium growth and profitability.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity classifies the states in which it operates into three categories:

•	“Focus States” – Infinity has identified Urban Zones in these states which include: Arizona, California, Connecticut, Florida, Georgia, Illinois, Nevada, Pennsylvania and Texas.

•

“Maintenance States” – Infinity is maintaining its writings in these states which include: Alabama, Colorado, Indiana, Mississippi, Missouri, Ohio, South Carolina and Tennessee. These states contain no Urban Zones, but Infinity believes each Maintenance State offers the Company an opportunity for underwriting profit.

•	“Other States” – Includes all remaining states.

Infinity further classifies the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix and Tucson

•	California – Bay Area, Los Angeles, Sacramento, San Diego and San Joaquin Valley

•	Connecticut – Hartford

•	Florida – Jacksonville, Miami, Orlando, Bradenton/Sarasota and Tampa

•	Georgia – Atlanta

•	Illinois – Chicago

•	Nevada – Las Vegas

•	Pennsylvania – Allentown and Philadelphia

•	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-Urban Zones” – include all remaining areas in the Focus States outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities, thus the Focus States, Urban Zones or Maintenance States may change over time as new market opportunities arise. In the table below, Infinity has restated 2007 and 2006 premium to be consistent with the 2008 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Total gross written premium among the three state categories are as follows:

	Twelve months ended December, 31
	2008	2007	2006
Personal Auto Insurance
Focus States:
California
Urban Zones	50%	51%	48%
Non-Urban Zones	1%	2%	2%
Florida
Urban Zones	9%	8%	8%
Non-Urban Zones	5%	6%	7%
Texas
Urban Zones	5%	4%	3%
Non-Urban Zones	1%	1%	1%
Georgia
Urban Zones	3%	3%	3%
Non-Urban Zones	3%	3%	4%
Pennsylvania
Urban Zones	3%	3%	3%
Non-Urban Zones	2%	2%	2%
Arizona
Urban Zones	3%	4%	3%
Non-Urban Zones	*	*	*
Nevada
Urban Zones	3%	2%	*
Non-Urban Zones	*	*	*
Connecticut
Urban Zones	1%	1%	2%
Non-Urban Zones	1%	1%	1%
Illinois
Urban Zones	*	*	—
Non-Urban Zones	*	*	—

Total Focus States	89%	89%	85%
Maintenance States	4%	5%	6%
Other States	*	1%	2%

Subtotal	93%	94%	93%
Commercial Vehicle	5%	4%	4%
Classic Collector	2%	2%	2%
Other	*	*	1%

Total All States and All Lines	100%	100%	100%

Total $ (in thousands)—All States and All Lines	896,902	1,019,011	986,741

(1)	2008, 2007 and 2006 exclude less than $(0.1) million, $0.1 million and $5.0 million, respectively, of premium written on behalf of other companies. 2006 also excludes $0.7 million of unearned premium transfers.
(2)	* denotes less than one percent

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low-cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2007, years for which industry data are available from A.M. Best, Infinity’s statutory ratio of underwriting expenses to premium written has averaged 21.9%, which is 4.4 points better than the independent agency segment of the private passenger automobile industry average of 26.3% for the same period.

Claims Handling

Infinity strives for accuracy, consistency and fairness in its claim resolutions. Infinity’s claims organization employs approximately 850 people and has 28 field locations. Infinity provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity predominantly uses its own local adjusters and appraisers, who typically respond to claims within 24 hours of a report. Included in the 28 field locations are 12 claims service centers, which allow customers to conveniently bring in their vehicles for damage appraisal.

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

In addition to the use of field claims handling, Infinity uses a centralized claims call center to receive first notice of loss as well as to adjust simple property damage claims.

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

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to participate in various assigned risk pools, reinsurance facilities or underwriting associations, which provide various insurance coverages to individuals who otherwise are unable to purchase that coverage in the voluntary market. Participation in these involuntary plans is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these plans traditionally have been unprofitable. The amount of premium Infinity might be required to assume in a given state in connection with an involuntary plan may be reduced because of credits Infinity may receive for nonstandard policies that it voluntarily writes. Many states also have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel and non-renew policies.

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct on-site visits and examinations of the companies’ affairs. At December 31, 2008, Infinity’s insurance subsidiaries were involved in two market conduct examinations, including a rating and underwriting examination in California, Infinity’s largest state. As of February 27, 2009 these examinations have not been completed. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against Infinity’s insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Every five years, Infinity’s insurance subsidiaries are subject to a financial examination by the states in which the subsidiaries are domiciled. During 2007, the states’ examinations of the 2002 through 2006 statutory financial statements were completed with no financial adjustments required.

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

The ordinary dividend capacity and payment activity of Infinity’s insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table (in thousands):

	2009	2008	2007
Maximum ordinary dividends available to Infinity (a)	$43,000	$79,001	$113,896
Dividends paid from subsidiaries to parent	—	$70,000	$90,291

(a)	The 2007 maximum ordinary dividend includes a one-time addition of approximately $33 million due to dividends paid to the lead insurance company in the pool from its insurance subsidiaries.

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

A deepening recession and further disruption in the financial markets may adversely affect Infinity’s future earnings, capital position and its ability to raise additional capital.

The severe economic downturn and financial crisis has produced illiquidity in the capital markets, extreme market volatility, heightened exposure to interest rate and credit risks and reduced access to capital markets. These conditions have already contributed to material losses in the Company’s investment portfolio. Should such conditions persist or worsen, Infinity’s investment portfolio could suffer further losses and additional other-than-temporary impairments, which would negatively impact future earnings and Infinity’s capital position. Should Infinity seek additional capital, whether to maintain financial strength and credit ratings, support growth or fund business acquisitions, it may become more difficult or expensive to do so.

The economic slowdown has disproportionately impacted Infinity’s targeted consumers and could adversely affect the Company’s premium revenue and profitability.

The current downturn in the general economy- characterized by rising unemployment and falling consumer confidence- could adversely affect insurance buying behavior. These economic factors may also disproportionately affect consumers of nonstandard automobile insurance. Customers may choose not to purchase coverage, to let coverage lapse on renewal or to opt for liability coverage only. These conditions may adversely affect Infinity’s premium revenue and profitability.

Because of the significant concentration of Infinity’s business in California, Infinity’s profitability may be adversely affected by negative developments in the California insurance market and economic environment.

California, Infinity’s largest market, generated approximately 51% of Infinity’s gross written premium in 2008. Infinity’s California business also generates substantial underwriting profit. Consequently, Infinity’s revenues and profitability are affected by the dynamic nature of regulatory, legal, competitive and economic conditions in that state, including rising unemployment. Examples of potentially adverse regulatory or judicial developments or proposed legislation in California include laws aimed at curtailing unlawful immigration, restricting the use of territory as a rate factor, limiting the after-tax rate of return allowed an insurer, and restricting the type of compensation paid to independent brokers. These developments could negatively affect premium revenue or make it more expensive or less profitable for Infinity to conduct business in the state.

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

In California, Florida, and other states where Infinity has substantial operations, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase Infinity’s exposure to extra-contractual losses, or monetary damages beyond policy limits, in what are known as “bad faith” claims, for which reinsurance may be unavailable. Such claims have in the past, and may in the future, result in losses to Infinity that materially reduce the Company’s profitability.

The failure to maintain or to further develop reliable and efficient information and technology systems would be disruptive to Infinity’s operations and diminish its ability to compete successfully.

Infinity is highly dependent on efficient and uninterrupted performance of its information technology and business systems. These systems quote, process and service Infinity’s business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. The Company is undergoing fundamental changes and improvements to its claims and policy services platform. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and would place Infinity at a competitive disadvantage.

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

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, challenges to prevailing industry practices continue to emerge. Examples of recent challenges to Infinity and industry practices relate to:

•	the use of an applicant’s credit, territory, occupation and other rating factors in making risk selection and pricing decisions;

•	the use of automated databases to assist in the adjustment of bodily injury and physical damage claims; and

•	the manner in which brokers are compensated and provided incentives.

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

Successful implementation of Infinity’s business strategy will depend, in part, upon the continued services of its Chief Executive Officer, James Gober. Infinity’s future success will also depend on its ability to retain executives and key personnel, as well as attract new talent. The highly competitive nature of the industry, along with the advantages that larger, better known firms possess in the recruiting process, poses a challenge. The loss of any of the executive officers or key personnel, or the inability to attract and retain new talent, could prevent Infinity from fully implementing its business strategy and negatively affect future growth and profitability.

Infinity relies upon a limited number of independent agents to generate a substantial portion of its business. If Infinity is unable to retain or increase the level of business that these independent agents place with Infinity or increase the level of business generated by other agents, the Company’s revenues would be negatively affected.

Approximately 13.5% of the Company’s 12,500 independent agents account for approximately 80% of Infinity’s gross written premium in 2008. Infinity must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer superior systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives. Further, legal restrictions on the type of compensation provided to brokers, particularly in California, could negatively impact revenues in a given market.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Risk Factors

Infinity is vulnerable to a reduction in the amount of business written through the independent agent distribution channel.

Reliance on the independent agency as its primary distribution channel makes Infinity vulnerable to the growing popularity of direct distribution channels, particularly the Internet. Approximately two-thirds of all personal automobile insurance sold in the United States is sold directly to the consumer or through captive agents (agents employed by one company or selling only one company’s products) and approximately one-third is sold by independent agents. A material reduction in the amount of business generated through the independent agency channel could negatively impact Infinity’s revenues and growth opportunities.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B

Unresolved Staff Comments

None.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease approximately 865,000 square feet of office and warehouse space in numerous cities throughout the United States, of which approximately 260,000 square feet is subleased or available for sublease. All of these leases expire within ten years. The most significant leased office spaces are located in Birmingham, Alabama (Infinity’s principal offices); suburban Atlanta, Georgia; Irving, Texas and suburban Los Angeles, California. See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. As of January 2009, Infinity owns a 33,515 square foot building in McAllen, Texas.

ITEM 3

Legal Proceedings

See Note 14 – Legal Proceedings of the Notes to Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

ITEM 4

Submission of Matters to a Vote of Security Holders

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Infinity had 61 registered holders of record and an estimated 1,400 total holders at February 13, 2009. Infinity’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. The Company’s closing per-share stock price on February 13, 2009 was $41.48. See Note 16 – Additional Information of the Notes to Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.

Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2007	$50.34	$45.55	$46.86	$0.09	(3.2)%	(3.0)%
June 30, 2007	55.40	46.39	50.73	0.09	8.3%	8.5%
September 30, 2007	52.02	38.00	40.22	0.09	(20.7)%	(20.5)%
December 31, 2007	42.66	35.31	36.13	0.09	(10.2)%	(9.9)%

March 31, 2008	$42.99	$35.47	$41.60	$0.11	15.1%	15.4%
June 30, 2008	45.00	38.01	41.52	0.11	(0.2)%	0.1%
September 30, 2008	52.82	39.51	41.20	0.11	(0.8)%	(0.5)%
December 31, 2008	48.66	32.98	46.73	0.11	13.4%	13.7%

For the twelve months ended:
December 31, 2007	55.40	35.31	36.13	0.36	(25.3)%	(24.6)%
December 31, 2008	52.82	32.98	46.73	0.44	29.3%	30.6%

(a)	Calculated as the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.
(b)	Calculated by dividing the sum of (i) the amount of dividends, assuming dividend reinvestment during the period presented and (ii) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

The information required under the heading “Equity Compensation Plan Information” is provided under Item 12 herein.

During the fiscal year ended December 31, 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2008 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2008 – October 31, 2008	682,400	$39.08	682,400	$48,720,437
November 1, 2008 – November 30, 2008	116,400	40.55	116,400	43,997,351
December 1, 2008 – December 31, 2008	59,700	44.12	59,700	41,361,588

Total	858,500	$39.63	858,500	$41,361,588

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Board of Directors approved a share repurchase program whereby the Company may repurchase up to $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million, and extended the date to complete the repurchases to the earlier of December 31, 2009 or the completion of all purchases contemplated by the plan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

The following graph shows the percentage change in cumulative total shareholder return on Infinity’s common stock over the five years ending December 31, 2008 measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from December 31, 2003 through December 31, 2008.

Cumulative Total Return

Cumulative Total Return as of December 31, 2008

(Assumes a $100 investment at the close of trading on December 31, 2003)

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
IPCC	100.000	107.247	114.190	149.595	112.612	147.121
NASDAQ U.S. Index	100.000	108.835	111.155	122.109	132.420	63.803
NASDAQ Insurance Stocks	100.000	121.409	136.071	153.852	154.170	142.809

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6

Selected Financial Data

(in thousands, except per share data)	2008	2007	2006	2005	2004
Infinity
Gross written premium	$896,902	$1,019,011	$986,741	$988,670	$940,221
Net written premium	892,090	1,014,262	982,190	979,635	917,756
Net written premium growth	(12.0)%	3.3%	0.3%	6.7%	12.2%
Net premium earned (a)	922,451	1,031,564	948,665	961,503	872,324
Total revenues	930,918	1,098,226	1,021,343	1,053,249	951,763

Loss & LAE ratio	70.3%	70.5%	67.0%	68.7%	70.3%
Underwriting ratio	22.2%	23.0%	23.8%	23.3%	21.6%

Combined ratio	92.5%	93.5%	90.8%	92.0%	91.9%

Net earnings	$19,257	$71,944	$87,282	$106,308	$96,398
Net earnings per diluted share	1.23	3.87	4.26	5.09	4.62

Return on average common shareholders’ equity	3.4%	11.4%	13.5%	18.1%	19.2%

Cash and investments	$1,172,668	$1,323,312	$1,414,851	$1,447,685	$1,441,125
Total assets	1,721,335	1,916,610	2,014,354	1,971,728	1,944,938
Unpaid losses and LAE	544,756	618,409	596,029	625,870	696,248
Debt outstanding	199,567	199,496	199,429	199,366	199,305
Total liabilities	1,196,004	1,315,386	1,349,753	1,345,134	1,397,517
Shareholders’ equity	525,331	601,224	664,601	626,594	547,421

Cash dividend per common share	$0.44	$0.36	$0.30	$0.24	$0.22
Common shares outstanding (b)	14,146	16,200	19,617	20,649	20,581
Book value per common share	$37.14	$37.11	$33.88	$30.34	$26.60

Ratios:
Debt to total capital	27.5%	24.9%	23.1%	24.1%	26.7%
Interest coverage	5.9	10.8	12.9	14.5	13.1

(a)	During 2004, Infinity ceded a portion of its automobile physical damage business through reinsurance agreements which were commuted 12/31/2004 and were not renewed or replaced. The majority of the increase in net written and earned premium in 2005 is a result of the discontinuation of the reinsurance agreements.
(b)	Common shares outstanding exclude non-vested restricted shares of 45 and 90 as of December 31, 2005 and 2004, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

INDEX TO MD&A

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Overview

In 2008, Infinity’s revenues were adversely affected by the economic recession. The continued decline in the markets for debt and equity investments resulted in $61.8 million in charges to Infinity for other-than-temporary impairments. Increasing unemployment in Infinity’s key Focus States dampened consumer demand for auto insurance leading to a decline in written premium of 11.8% in these states for the year. See Results of Operations – Underwriting – Premium for a more detailed discussion of Infinity’s underwriting results.

Net earnings and diluted earnings per share for the twelve months ended December 31, 2008 were $19.3 million and $1.23, respectively, compared with $71.9 million and $3.87, respectively, for the twelve months ended December 31, 2007. The decline in diluted earnings per share is primarily due to $51.4 million of net realized losses during 2008 compared to $3.1 million of net realized losses during 2007. Included in the net realized loss for 2008 is $61.8 million of other-than-temporary impairments on securities compared with $4.0 million of impairments during 2007.

Operating earnings, which exclude realized gains and losses on investments, were $71.1 million for the twelve months ended December 31, 2008, down 6.0% from $75.6 million in 2007. This decrease is primarily attributable to a decline in investment income.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Infinity continued to generate strong underwriting results in 2008 with a GAAP combined ratio of 92.5% at December 31 compared to 93.5% for the same period of 2007. Underwriting results benefited from $29.4 million of favorable development on prior accident period loss and LAE reserves compared with $13.5 million for the twelve months ended December 31, 2007. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

The market for personal auto insurance remained competitive in 2008 but is beginning to show signs of firming. Declines in claim frequencies for the industry have slowed while average claim severities continue to increase. Even though Infinity expects this firming trend to continue, Infinity believes that the impact of the economic recession will continue to suppress demand for auto insurance in 2009.

Critical Accounting Policies

(See Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements)

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

Where deviations from historical trends in these key areas exist, when possible, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amount of reserves. The list of “key underlying assumptions” provided above are non-exhaustive examples of major factors taken into account in developing these estimates.

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

Factors that can significantly affect actual frequency include, among others, changes in weather, driving patterns or trends and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices. Loss severity can be affected by auto repair and medical cost inflation, jury awards and changes in policy limit profiles. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels.

Management believes that Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 93% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

The Company’s management believes that the historical magnitude of adjustments to ultimate losses on an accident year basis are indicative of the sensitivity of currently held loss reserves to changes in underlying assumptions. Over the past eight accident years (the years for which data are readily available), excluding the effect of corporate litigation costs, the combined effects of adjustments to the initial estimate for average ultimate claims frequency and severity have ranged from (5.5)% to 4.3% (averaging (0.4)%).

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

Applying the eight-year historical variances calculated above to the current 2008 accident year’s estimate of ultimate losses, excluding corporate litigation losses, would yield an indication of sensitivity to held reserves from $(30.0) million to $23.5 million, or about (5.5)% to 4.3% of held reserves, generating an impact to after-tax income of $19.5 million to $(15.3) million, respectively. The final outcome may fall below or above these amounts.

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

Calendar year losses incurred for corporate litigation losses, net of reinsurance, over the past seven calendar years have ranged from $8.2 million to $18.6 million, averaging $12.3 million per year. Gross of reinsurance, corporate litigation losses have ranged from $8.2 million to $21.1 million, averaging $14.9 million over the past seven calendar years.

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1998 through 2008. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business on January 1, 2003, and those of Infinity combined for 2003 and all subsequent years. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for Unpaid Losses and LAE—as re-estimated at December 31, 2008, shows the re-estimated liability as of December 31, 2008. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFINITY

(in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Liability for unpaid loss & LAE:
As originally estimated*	$589	$543	$630	$611	$719	$707	$669	$610	$568	$590	$524
As re-estimated at December 31, 2008	571	544	716	718	803	718	627	543	519	561	N/A

Liability re-estimated:
One year later	95.0%	95.3%	98.5%	101.5%	103.2%	99.2%	97.5%	94.9%	97.6%	95.0%
Two years later	93.6%	92.9%	102.1%	108.7%	107.1%	100.3%	94.2%	91.5%	91.3%
Three years later	91.0%	94.4%	106.4%	112.1%	108.5%	99.5%	93.7%	89.1%
Four years later	93.1%	96.0%	108.5%	112.8%	108.4%	100.2%	93.6%
Five years later	93.8%	97.3%	108.6%	112.9%	109.6%	101.5%
Six years later	94.4%	97.2%	109.1%	114.8%	111.6%
Seven years later	94.2%	97.9%	111.0%	117.6%
Eight years later	94.9%	100.0%	113.7%
Nine years later	96.9%	100.1%
Ten years later	97.0%

Cumulative deficiency (redundancy)	(3.0)%	0.1%	13.7%	17.6%	11.6%	1.5%	(6.4)%	(10.9)%	(8.7)%	(5.0)%	N/A

Cumulative deficiency (redundancy) excluding corporate litigation losses	(6.4)%	(4.3)%	6.2%	8.7%	3.6%	(7.1)%	(14.6)%	(17.6)%	(14.4)%	(8.3)%	N/A

Cumulative paid as of:
One year later	54.5%	53.0%	53.3%	51.3%	50.3%	48.4%	52.6%	50.3%	48.4%	54.6%
Two years later	73.2%	69.6%	76.2%	80.3%	77.1%	75.8%	72.6%	66.5%	69.1%
Three years later	80.6%	81.4%	92.0%	96.3%	94.3%	87.7%	80.1%	77.4%
Four years later	86.5%	89.4%	100.0%	105.7%	101.5%	91.6%	87.3%
Five years later	90.6%	93.1%	104.9%	109.2%	103.7%	97.4%
Six years later	92.1%	95.7%	106.5%	110.4%	108.8%
Seven years later	93.4%	96.4%	107.3%	115.8%
Eight years later	93.8%	96.8%	112.2%
Nine years later	94.1%	99.2%
Ten years later	96.3%

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and LAE (in millions):

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
As originally estimated
Net liability shown above*	$589	$543	$630	$611	$719	$707	$669	$610	$568	$590	$524
Add reinsurance recoverables	11	10	13	37	33	32	27	16	28	28	21

Gross liability	$600	$553	$643	$648	$752	$739	$696	$626	$596	$618	$545

As re-estimated at December 31, 2008:
Net liability shown above	$571	$544	$716	$718	$803	$718	$627	$543	$519	$561	N/A
Add reinsurance recoverables	33	44	52	80	75	56	47	36	30	27	N/A

Gross liability	$604	$588	$768	$798	$878	$774	$674	$580	$549	$588	N/A

Gross cumulative deficiency (redundancy)	0.8%	6.4%	19.4%	23.2%	16.7%	4.7%	(3.3)%	(7.3)%	(7.8)%	(4.9)%	N/A

Gross cumulative deficiency (redundancy) excluding corporate litigation losses	(3.9)%	(0.1)%	9.4%	12.1%	6.6%	(6.0)%	(13.4)%	(14.9)%	(14.0)%	(8.5)%	N/A

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

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

ASSUMED AGENCY BUSINESS

	1998	1999	2000	2001	2002
Liability for unpaid losses & LAE:
As originally estimated	$150	$118	$106	$116	$126
As re-estimated at December 31, 2008	121	116	108	117	N/A

Liability re-estimated:
One year later	84.1%	102.9%	104.9%	106.8%
Two years later	86.2%	100.6%	106.8%	101.6%
Three years later	82.3%	101.1%	102.8%	103.4%
Four years later	81.7%	98.9%	104.5%	103.7%
Five years later	80.9%	100.7%	104.2%	101.5%
Six years later	81.7%	99.8%	102.7%	101.3%
Seven years later	81.2%	98.8%	102.8%	100.6%
Eight years later	81.0%	98.9%	102.1%
Nine years later	80.8%	98.4%
Ten years later	80.7%

Cumulative deficiency (redundancy):	(19.3)%	(1.6)%	2.1%	0.6%

Cumulative paid as of:
One year later	38.6%	47.5%	47.0%	43.6%
Two years later	57.9%	69.5%	70.8%	60.2%
Three years later	69.4%	83.3%	80.8%	79.7%
Four years later	75.3%	88.1%	91.6%	90.4%
Five years later	76.4%	93.2%	96.3%	94.6%
Six years later	78.3%	95.4%	98.6%	97.1%
Seven years later	79.6%	96.5%	100.0%	98.4%
Eight years later	80.0%	97.4%	100.9%
Nine years later	80.4%	97.8%
Ten years later	80.5%

During calendar year 2008, Infinity experienced $29.4 million of favorable reserve development, primarily from LAE reserves relating to liability coverages in the California, Florida and Pennsylvania nonstandard programs. In addition, there was favorable development on liability coverages of the Assumed Agency Business.

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

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	the length of time the security’s market value has been below its cost;

•	the extent to which fair value is less than cost basis;

•	the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists; and

•	third-party research and credit rating reports

Management regularly evaluates for potential impairment each security position that either has a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or had one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security. The process of evaluation includes assessments of each item listed above. Since it is not possible to accurately predict if or when a specific security will become other than temporarily impaired, total impairment charges could be material to the results of operations in a future period.

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by SFAS 5, “Accounting for Contingencies.” Under this guidance, reserves for loss may only be recorded if the likelihood of occurrence is probable and the amount is reasonably estimable. Management considers each legal action and records reserves for losses in accordance with this guidance. Infinity believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against Infinity for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity. See Note 14 – Legal Proceedings of the Notes to Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Ratios

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December  31, 2008, the capital ratios of all Infinity insurance subsidiaries exceed the RBC requirements.

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.

Administrative expenses at the holding company currently average $7.0 million annually since 2003.

At December 31, 2008, Infinity had $200 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”) outstanding. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (See Note 3 – Long Term Debt of the Notes to Consolidated Financial Statements for more information on the Senior Notes).

In February 2009, Infinity increased its quarterly dividend to $0.12 per share from $0.11 per share. At this current amount, Infinity’s 2009 annualized dividend payments will be approximately $6.8 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Effective July 24, 2008, Infinity’s Board of Directors approved an additional $74.3 million to be added to the remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100.0 million, and extended the date to execute this program to the earlier of December 31, 2009 or the completion of all purchases contemplated by the plan. During 2007, excluding the accelerated share repurchase mentioned below, Infinity repurchased 1,032,479 shares at an average cost, excluding commissions, of $43.03. During 2008, Infinity repurchased 2,087,900 shares at an average cost, excluding commissions, of $41.97. As of December 31, 2008, Infinity had $41.4 million of authority remaining under this program.

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

Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries as well as cash and investments held by the holding company. As of December 31, 2008, Infinity had $137.4 million of cash and investments. In 2008, Infinity’s insurance subsidiaries paid Infinity $70.0 million in dividends. In 2009, Infinity’s insurance subsidiaries may pay to Infinity up to $43.0 million in ordinary dividends without prior regulatory approval.

In August 2005, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity renewed this agreement on August 31, 2008 on substantially similar terms. Infinity is currently in compliance with all covenants under the Credit Agreement. At December 31, 2008 and 2007, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premium in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $27.0 million in 2008, $74.0 million in 2007 and $28.5 million in 2006. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from their combined $943.2 million fixed maturity portfolio.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management believes that cash and investment balances, cash flows from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Contractual Obligations

Infinity and its insurance subsidiaries’ contractual obligations as of December 31, 2008, are (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Loss and LAE Reserves (a)	Postretirement Benefit Payments (b)	Total
2009	$11,000	$20,323	$297,147	$241	$328,711
2010-2011	22,000	26,087	162,642	533	211,262
2012-2013	22,000	13,391	48,090	553	84,034
2014 and after	205,500	15,516	36,877	1,391	259,284

Total	$260,500	$75,317	$544,756	$2,718	$883,291

(a)	The payout pattern for reserves for losses and LAE is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid can and will vary from these estimates, as discussed above under “Critical Accounting Policies” and in Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements.
(b)	The payments for postretirement benefits do not represent actual contractual obligations. The payments presented represent the best estimate of future contributions.

Investments

General

Infinity’s Audit Committee has approved investment guidelines for the Company and its wholly-owned subsidiaries. The guidelines specifically address overall investment objectives, permissible assets, prohibited assets, permitted exceptions to the guidelines and credit quality.

Infinity engages two unaffiliated money managers for its fixed income portfolio and a Vanguard exchange traded fund designed to track the MSCI U.S. Broad Market Index for the equity portfolio. The investment managers conduct, in accordance with the Company’s investment guidelines, all of the investment purchases and sales for the Company and its subsidiaries. The Company’s Chief Financial Officer and the Audit Committee, at least quarterly, review the performance of the portfolio management and compliance with the Company’s investment guidelines. Physical custody of securities is maintained at national banks unaffiliated with the money managers.

Infinity’s consolidated investment portfolio at December 31, 2008 contained $1.0 billion in fixed maturity securities and $31.2 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2008, Infinity had pretax net unrealized gains of $8.1 million on fixed maturities and no unrealized gains or losses on equity securities. Combined, the pre-tax net unrealized gain decreased by $3.9 million for the twelve months ended December 31, 2008 from the same period of 2007.

Approximately 96% of the fixed maturities that Infinity held at December 31, 2008 were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of Infinity’s fixed maturity portfolio was AA at December 31, 2008. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.01 years at December 31, 2008.

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

Level 1 securities are U.S. Treasury securities and an exchange-traded fund that makes up Infinity’s equity portfolio. Level 2

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

The Company’s procedures for validating market prices obtained from third parties include, but are not limited to, periodic review of model pricing methodologies and periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at December 31, 2008 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government and agencies:
U.S. government	$159,031	$168,263	15.8%
Government sponsored agencies	33,210	34,861	3.3%

Total U.S. government and agencies	192,240	203,124	19.1%

State and municipal	217,951	220,598	20.7%

Mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”), asset-backed securities (“ABS”) and collateralized loan obligations (“CLO”)
Residential mortgage-backed securities	129,664	134,932	12.7%

Commercial mortgage-backed securities	37,754	35,488	3.3%

Collateralized mortgage obligations:
Planned amortization class	126,580	124,387	11.7%
Sequentials	17,773	15,930	1.5%
Whole loan	12,137	11,620	1.1%
Scheduled	3,242	3,242	0.3%
Accretion directed	1,671	1,671	0.2%
Junior tranche	696	768	0.1%

Total collateralized mortgage obligations	162,100	157,619	14.8%

Asset-backed securities secured by:
Equipment leases	9,260	9,254	0.9%
Home equity loans	7,083	7,060	0.7%
Auto loans	4,305	4,059	0.4%
Credit card receivables	1,838	1,770	0.2%

Total asset-backed securities	22,486	22,144	2.1%

Collateralized loan obligations	440	434	0.0%

Total MBS, CMO, ABS and CLO	352,444	350,618	33.0%
Corporates
Investment grade	218,713	216,824	20.4%
Non-investment grade	42,773	41,074	3.9%

Total corporates	261,486	257,898	24.3%

Total fixed maturities	1,024,121	1,032,237	97.1%
Equity securities	31,157	31,157	2.9%

Total investment portfolio	$1,055,278	$1,063,394	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments in MBS and CMO represented 32% of Infinity’s fixed maturity portfolio at December 31, 2008. These securities are, in periods of rising interest rates, subject to significant extension risk due to the fact that mortgages may be repaid more slowly than expected as borrowers postpone refinancing in anticipation of lower fixed rates in the future. In periods of falling interest rates, these securities are subject to significant prepayment risk due to the fact that mortgages may be repaid more quickly than expected as borrowers accelerate refinancing in anticipation of higher fixed rates in the future. As of December 31, 2008, all of Infinity’s MBS and CMO are rated “BBB” or better by a nationally recognized rating agency.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at December 31, 2008, excluding Government Sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
1999	—	768	—	—	—	768	0.6%
2002	6,526	—	—	—	—	6,526	5.0%
2003	18,136	1,742	—	—	—	19,878	15.3%
2004	30,040	—	—	—	—	30,040	23.1%
2005	58,758	—	—	2,116	—	60,874	46.9%
2006	9,398	638	—	1,708	—	11,744	9.0%

Total Fair Value	122,859	3,149	—	3,824	—	129,830	100.0%

% of Total Fair Value	94.6%	2.4%	0.0%	2.9%	0.0%	100.0%

The following table presents the credit rating and fair value of Infinity’s GSE portfolio at December 31, 2008 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
2002	12,485	—	—	—	—	12,485	6.3%
2003	23,239	—	—	—	—	23,239	11.7%
2004	15,265	—	—	—	—	15,265	7.7%
2005	12,287	—	—	—	—	12,287	6.2%
2007	43	—	—	—	—	43	0.0%
2008	134,889	—	—	—	—	134,889	68.1%

Total Fair Value	198,208	—	—	—	—	198,208	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s ABS and CLO portfolio at December 31, 2008 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
2001	75	—	—	—	—	75	0.3%
2002	650	—	—	—	—	650	2.9%
2003	1,207	—	—	—	—	1,207	5.3%
2004	3,273	—	—	—	—	3,273	14.5%
2005	434	—	863	2,506	—	3,803	16.8%
2006	—	—	554	2,950	—	3,504	15.5%
2007	—	—	8,605	1,249	—	9,853	43.6%
2008	—	212	—	—	—	212	0.9%

Total Fair Value	5,639	212	10,022	6,704	—	22,578	100.0%

% of Total Fair Value	25.0%	0.9%	44.4%	29.7%	0.0%	100.0%

The following table presents the yields of Infinity’s investment portfolios based on quarterly investment balances as reflected in the financial statements.

	Twelve months ended December 31,
	2008	2007	2006
Yield on fixed income securities:
Excluding realized gains and losses	4.7%	5.0%	5.1%
Including realized gains and losses	2.1%	4.5%	5.0%

Yield on equity securities:
Excluding realized gains and losses	1.9%	2.4%	2.4%
Including realized gains and losses	(38.8)%	9.0%	7.9%

Yield on all investments:
Excluding realized gains and losses	4.6%	4.9%	5.0%
Including realized gains and losses	0.6%	4.7%	5.1%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Investments

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2008 based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

(in thousands)	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$64,740	$14,245	$6,292	$85,277	$84,192
After one year through five years	276,292	105,644	15,794	397,730	391,189
After five years through ten years	89,936	37,250	15,748	142,934	141,366
After ten years	37,283	17,086	1,310	55,679	54,929
MBS, CMO, ABS and CLO	211,058	86,565	52,995	350,618	352,444

Total fixed maturities	$679,309	$260,791	$92,138	$1,032,237	$1,024,121

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
(in thousands)	(200)	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$1,087,772	$1,061,656	$1,047,308	$1,032,237	$1,016,547	$1,000,341	$966,380
Fair value of long-term debt	195,382	187,010	182,984	179,063	175,240	171,515	164,346

The following table provides information about Infinity’s fixed maturity investments at December 31, 2008 which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS, CMO, CLO, ABS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

(in thousands)	MBS, CMO, CLO and ABS only	Excluding MBS, CMO, CLO and ABS	Total
For the twelve months ended December 31,
2009	145,892	99,784	245,676
2010	88,671	110,854	199,525
2011	67,623	104,201	171,823
2012	28,667	125,354	154,021
2013	9,763	83,492	93,255
Thereafter	35,217	152,992	188,208

Total	375,832	676,676	1,052,508

Fair Value	350,618	681,619	1,032,237

The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, given the current economic environment the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented above.

Credit Risk

Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. governments and agencies securities, is $10.1 million or 1.0% of the fixed income investment portfolio. The top five investments make up 4.2% of the fixed income portfolio. The fair value of non-performing fixed maturities, securities that have not produced investment income during the previous twelve months, was $0.3 million or 0.02% of the $1.1 billion portfolio as of December 31, 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s fixed maturity securities, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2008 (in thousands).

NAIC Rating	Comparable S&P Rating	Amortized Cost	Fair Value	%
1	AAA, AA, A	$927,808	$939,230	91.0%
2	BBB	53,540	51,934	5.0%

	Total investment grade	$981,348	$991,163	96.0%

3	BB	$26,366	$25,032	2.4%
4	B	14,292	13,856	1.3%
5	CCC, CC, C	1,925	1,925	0.2%
6	D	191	261	0.0%

	Total non-investment grade	$42,773	$41,074	4.0%

	Total	$1,024,121	$1,032,237	100.0%

Since the second half of 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At December 31, 2008, Infinity’s fixed maturity portfolio included 13 securities, or 1.7% of the total market value of the fixed income portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, 9 have AAA ratings. The remaining four securities have a combined market value of $7.1 million and are all rated BBB or above.

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

Infinity’s investment portfolio consists of $220.6 million of municipal bonds, of which $148.7 million are insured. Of the insured bonds, 34% are insured with FSA, 26% with MBIA, 22% with AMBAC, 17% with FGIC, and 1% with Assured Guaranty. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the insured municipal bond portfolio (in thousands):

	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$16,217	10.9%	$35,799	49.8%	$52,015	23.6%
AA+, AA, AA-	55,940	37.6%	26,607	37.0%	82,547	37.4%
A+, A, A-	69,602	46.8%	7,491	10.4%	77,093	34.9%
BBB+, BBB, BBB-	5,128	3.4%	2,000	2.8%	7,128	3.2%
NR	1,815	1.2%	—	—	1,815	0.8%

Total	$148,702	100.0%	$71,896	100.0%	$220,598	100.0%

Equity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Infinity’s exposure to equity price risk is limited as its equity investments comprise only 2.9% of its total investment portfolio. At December 31, 2008, Infinity’s equity portfolio was $31.2 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of September 30, 2008 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The September 30, 2008 test results indicated that there was no impairment charge required at that date. Additionally, there was no indication of impairment at December 31, 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Underwriting

Premium

Infinity’s net earned premium is as follows ($ in thousands):

	Twelve months ended December 31,
	2008	2007	$ Change	% Change
Net Earned Premium
Gross written premium
Personal Auto Insurance:
Focus States
Urban Zones	$686,069	$759,152	$(73,083)	(9.6)%
Non-Urban Zones	109,638	142,969	(33,331)	(23.3)%

Total Focus States	795,707	902,121	(106,414)	(11.8)%
Maintenance States	33,976	50,243	(16,267)	(32.4)%
Other States	2,368	7,419	(5,051)	(68.1)%

Subtotal	832,051	959,783	(127,732)	(13.3)%
Commercial Vehicle	42,795	37,537	5,258	14.0%
Classic Collector	21,253	20,089	1,164	5.8%
Other	803	1,602	(799)	(49.9)%

Total gross written premium (1)	896,902	1,019,011	(122,109)	(12.0)%
Ceded reinsurance and effects of unearned premium transfers	(4,812)	(4,749)	(63)	1.3%

Net written premium	892,090	1,014,262	(122,172)	(12.0)%
Change in unearned premium	30,361	17,302	13,059	75.5%

Net Earned Premium	$922,451	$1,031,564	$(109,113)	(10.6)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2007	2006	$ Change	% Change
Net Earned Premium
Gross written premium
Personal Auto Insurance:
Focus States
Urban Zones	$759,152	$671,679	$87,473	13.0%
Non-Urban Zones	142,969	167,360	(24,391)	(14.6)%

Total Focus States	902,121	839,039	63,082	7.5%
Maintenance States	50,243	62,051	(11,808)	(19.0)%
Other States	7,419	17,476	(10,057)	(57.5)%

Subtotal	959,783	918,566	41,217	4.5%
Commercial Vehicle	37,537	43,160	(5,623)	(13.0)%
Classic Collector	20,089	18,402	1,687	9.2%
Other	1,602	6,613	(5,011)	(75.8)%

Total gross written premium (1)	1,019,011	986,741	32,270	3.3%
Ceded reinsurance and effects of unearned premium transfers	(4,749)	(4,551)	(198)	4.4%

Net written premium	1,014,262	982,190	32,072	3.3%
Change in unearned premium	17,302	(33,525)	50,827	(151.6)%

Net Earned Premium	$1,031,564	$948,665	$82,899	8.7%

(1)	2008, 2007 and 2006 exclude less than $(0.1) million, $0.1 million and $5.0 million, respectively, of premium written on behalf of other companies. 2006 also excludes $0.7 million of unearned premium transfers.

The following table shows Infinity’s policies-in-force:

	As of December 31,
	2008	2007	Change	%
Policies-in-Force
Personal Auto Insurance:
Focus States
Urban Zones	585,262	600,620	(15,358)	(2.6)%
Non-Urban Zones	78,758	98,009	(19,251)	(19.6)%

Total Focus States	664,020	698,629	(34,609)	(5.0)%
Maintenance States	26,355	35,928	(9,573)	(26.6)%
Other States	1,307	3,071	(1,764)	(57.4)%

Subtotal	691,682	737,628	(45,946)	(6.2)%
Commercial Vehicle	19,605	14,149	5,456	38.6%
Classic Collector	61,416	59,941	1,475	2.5%
Other	295	881	(586)	(66.5)%

Total	772,998	812,599	(39,601)	(4.9)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,
	2007	2006	Change	%
Policies-in-Force
Personal Auto Insurance:
Focus States
Urban Zones	600,620	532,259	68,361	12.8%
Non-Urban Zones	98,009	122,944	(24,935)	(20.3)%

Total Focus States	698,629	655,203	43,426	6.6%
Maintenance States	35,928	48,136	(12,208)	(25.4)%
Other States	3,071	9,978	(6,907)	(69.2)%

Subtotal	737,628	713,317	24,311	3.4%
Commercial Vehicle	14,149	14,636	(487)	(3.3)%
Classic Collector	59,941	58,439	1,502	2.6%
Other	881	3,885	(3,004)	(77.3)%

Total	812,599	790,277	22,322	2.8%

2008 compared to 2007

Gross written premium decreased 12.0% during the twelve months ended December 31, 2008 compared with the twelve months ended December 31, 2007. During 2008, Infinity implemented 52 rate revisions in various states with an overall rate impact of a 2.4% decrease. This overall rate decrease is primarily a result of the 10.4% rate decrease implemented January 1, 2008 in Infinity’s largest program in California in response to the amended rate approval regulations in that state. Excluding California, overall rates increased 7.3%. Policies-in-force at December 31, 2008 decreased 4.9% compared with December 31, 2007. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premium.

During 2008, personal auto insurance gross written premium in Infinity’s nine Focus States decreased 11.8% compared with 2007. This decline in gross written premium is primarily a result of declines in California, Connecticut, Florida and Georgia. In California, gross written premium declined 13.5% during the twelve months ended December 31, 2008 as compared with the same period of 2007. Infinity believes that, in addition to the rate decrease on Infinity’s largest program in California, gross written premium declined, in part, because the compulsory automobile insurance laws in California have not been actively enforced. Infinity believes that individuals are allowing their automobile insurance policies to lapse due to this lack of enforcement. Gross written premium may also be affected by the impact of the economic slowdown on the buying behavior of individuals with regard to automobile insurance. In an effort to improve profitability, Infinity increased rates 16.2% during 2007 and another 5.1% during 2008 in Connecticut contributing to a 46.9% decline in gross written premium during the twelve months ended December 31, 2008 as compared with the same period of 2007. Gross written premium in Florida declined 16.6% during 2008 as compared with 2007. Although gross written premium in Miami, Infinity’s new urban zone, increased during the twelve months ended December 31, 2008 as compared with the same period of 2007, the remaining Florida urban zones declined. The decline in gross written premium is due primarily to Infinity raising rates 13.5% during 2007 and another 15.1% in 2008 to improve profitability in Florida. A decline in Georgia’s gross written premium of 22.1% during the year ended 2008 compared with the same period of 2007 is primarily a result of a reduction in the amount of business written in non-urban zones in the state.

Partially offsetting the decline in premium in California, Connecticut, Florida and Georgia during 2008 were increases in gross written premium in Nevada and Texas. Nevada’s gross written premium increased 36.2% during 2008 primarily as a result of continued marketing efforts in addition to Infinity’s rate stability while competitors increased their rates. Gross written premium in Texas increased 20.6% during the twelve months ended December 31, 2008 as compared with the same period of 2007, including growth in Dallas, Fort Worth, Houston and San Antonio—all four of Infinity’s Texas urban zones. New agent appointments and advertising have contributed to gross written premium growth in Texas.

Gross written premium in the Maintenance States declined 32.4% during 2008 with declines in all Maintenance States other than Tennessee. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Infinity’s Commercial Vehicle gross written premium increased 14.0% during the twelve months ended December 31, 2008 as compared with the same period of 2007. During 2007, Infinity revised its rating structure and reintroduced the program in states such as California, Connecticut, Georgia and Texas. In addition, increased marketing and advertising led to the growth in gross written premium.

Gross written premium for the Classic Collector book of business grew 5.8% during the twelve months ended December 31, 2008 as compared with the same period of 2007 as gross written premium grew in eight of Infinity’s nine Focus States.

2007 compared to 2006

Gross written premium for the year ended December 31, 2007 increased 3.3% compared to the twelve months ended 2006. During the first six months of 2007, gross written premium grew 14.6% primarily from growth in California as Infinity continued to benefit from new policies issued as a result of the California Department of Motor Vehicles implementation of electronic enforcement of compulsory insurance laws that were effective October 1, 2006. However, during the last six months of 2007 premium declined 7.8% as the implementation of electronic enforcement in California was completed September 30, 2007 and as a result of slowing new business application counts in states such as Arizona, Connecticut and Florida. During 2007, Infinity implemented 52 rate revisions in various states with an overall rate increase of 3.3%. Infinity’s policies-in-force at December 31, 2007 increased 2.8% compared to December 31, 2006.

Personal auto insurance in Infinity’s nine Focus States increased 7.5% for the year ended December 31, 2007 compared with 2006, primarily from growth in Arizona, California, Nevada and Texas. The 9.3% gross premium growth in California was primarily attributable to the 21.2% growth during the first six months of 2007 compared with the same period in 2006, during which time Infinity continued to benefit from new policies issued as a result of electronic enforcement of compulsory insurance laws. However, as expected, premium growth slowed during the third quarter of 2007 to 8.3% and declined 11.5% in the fourth quarter of 2007 as the implementation of electronic enforcement was completed on September 30, 2007. In addition, slowing new application counts, due in part to rate decreases taken by competitors, contributed to the decline in California during the fourth quarter of 2007.

Personal auto gross written premium growth in Arizona of 26.6% during the twelve months ended December 31, 2007 as compared with the same period in 2006 was primarily attributable to continued penetration in the Phoenix Urban Zone. However, gross written premium in the fourth quarter of 2007 in Arizona was down compared to the fourth quarter of 2006. Infinity believes this decline in gross written premium in the fourth quarter to be in part due to stricter immigration laws being enforced in Arizona.

Gross written premium in Texas grew in each of the four quarters of 2007 as compared to 2006. Gross written premium for the twelve months ended December 31, 2007 grew 30.1% compared to the same period in 2006. The growth can be attributed primarily to further penetration in the targeted Urban Zones of Dallas, Houston and San Antonio. Infinity’s gross written premium in Nevada continued to grow throughout 2007 following the introduction of the Low Cost and Value-Added products in Las Vegas in March 2006.

Offsetting gross written premium growth in Arizona, California, Nevada and Texas were declines in gross written premium in Connecticut and Florida. Infinity raised rates 16.2% in Connecticut and 13.5% in Florida during the twelve months ending December 31, 2007, which slowed new business production. Gross written premium in Florida was also negatively impacted by the sunset of the mandatory personal injury protection (“PIP”) coverage on October 1, 2007. Although the Florida legislature eventually reinstated PIP as a mandatory coverage, the new requirement did not go into effect until January 1, 2008 and Infinity believes as a result, fewer consumers were purchasing PIP coverage in the fourth quarter of 2007.

Personal auto gross written premium in Infinity’s 22 targeted Urban Zones grew 13.0% during 2007 compared with 2006, with 15 of the 22 urban zones posting gross written premium growth. Gross written premium in the Non-Urban Zones declined 14.6% during 2007 as compared with 2006. This decline is primarily a result of a decline in Florida and Georgia’s Non-Urban Zones as a result of rate increases and redirecting market efforts to the targeted Urban Zones in those states.

Personal auto premium in Infinity’s Maintenance states declined 19.0% during the twelve months ended December 31, 2007 compared with the same period in 2006 primarily as a result of declines in Alabama, Mississippi and South Carolina. To improve profitability, Infinity increased rates in South Carolina by 5.2% during the fourth quarter of 2006 and raised rates in 2007 by 7.6% and 4.2% in Alabama and Mississippi, respectively, which slowed new business production.

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

Ceded reinsurance and the effects of unearned premium transfers grew by 4.4% during the twelve months ended December 31, 2007 compared with the same period in 2006. The increase is a result of a one-time unearned premium transfer of $0.7 million in 2006. Excluding this unearned premium transfer, ceded reinsurance premium declined 9.6%. Infinity maintains an excess loss reinsurance treaty for higher limits personal auto liability coverages. Premium ceded under this treaty declined during 2007 as Infinity sold the renewal rights on the Connecticut book of business assumed from Great American Insurance Company, which consisted predominately of higher policy limits for standard and preferred business.

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

	Twelve months ended December 31,						Change
	2008			2007
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	71.9%	19.8%	91.8%	72.7%	19.6%	92.3%	(0.8)%	0.3%	(0.6)%
Non-Urban Zones	75.4%	21.3%	96.7%	82.5%	22.7%	105.3%	(7.1)%	(1.5)%	(8.6)%

Total Focus States	72.4%	20.0%	92.4%	74.4%	20.1%	94.5%	(2.0)%	—	(2.1)%
Maintenance States	61.8%	23.4%	85.1%	63.5%	24.7%	88.2%	(1.8)%	(1.3)%	(3.1)%
Other States	28.4%	36.8%	65.3%	(7.0)%	31.4%	24.5%	35.4%	5.4%	40.8%

Subtotal	71.8%	20.2%	92.0%	72.9%	20.4%	93.3%	(1.1)%	(0.2)%	(1.3)%

Commercial Vehicle	82.2%	21.6%	103.8%	38.2%	24.0%	62.2%	44.0%	(2.4)%	41.6%
Classic Collector	43.4%	41.7%	85.1%	38.4%	49.1%	87.5%	4.9%	(7.3)%	(2.4)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.3%	20.9%	91.2%	70.6%	21.2%	91.8%	(0.2)%	(0.3)%	(0.6)%
GAAP ratios	70.3%	22.2%	92.5%	70.5%	23.0%	93.5%	(0.2)%	(0.8)%	(1.0)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,						Change
	2007			2006
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	72.7%	19.6%	92.3%	N/A	N/A	N/A	N/A	N/A	N/A
Non-Urban Zones	82.5%	22.7%	105.3%	N/A	N/A	N/A	N/A	N/A	N/A

Total Focus States	74.4%	20.1%	94.5%	66.5%	21.1%	87.6%	7.9%	(1.0)%	6.9%
Maintenance States	63.5%	24.7%	88.2%	79.4%	23.7%	103.1%	(15.9)%	0.9%	(14.9)%
Other States	(7.0)%	31.4%	24.5%	11.1%	25.8%	36.8%	(18.1)%	5.7%	(12.4)%

Subtotal	72.9%	20.4%	93.3%	66.1%	21.3%	87.4%	6.8%	(0.9)%	5.9%

Commercial Vehicle	38.2%	24.0%	62.2%	89.0%	18.9%	107.9%	(50.8)%	5.2%	(45.6)%
Classic Collector	38.4%	49.1%	87.5%	40.7%	45.7%	86.4%	(2.3)%	3.4%	1.1%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.6%	21.2%	91.8%	67.0%	21.7%	88.7%	3.6%	(0.5)%	3.1%
GAAP ratios	70.5%	23.0%	93.5%	67.0%	23.8%	90.8%	3.5%	(0.8)%	2.7%

NM: not meaningful due to the low premium for these lines.

2008 compared to 2007

Overall, the statutory combined ratio for the year ended December 31, 2008 of 91.2% improved slightly from the 91.8% for 2007. For the twelve months ended December 31, 2008, Infinity had $29.4 million of favorable development on prior accident period loss and LAE reserves compared with $13.5 million of favorable development for the year ended December 31, 2007. Excluding the favorable development from both years, the combined ratio increased 1.3 points from 93.1% in 2007 to 94.4% in 2008. Catastrophe related losses were $1.8 million and $0.7 million during 2008 and 2007, respectively.

The combined ratio improvement in the Focus States for the year ended December 31, 2008 as compared with 2007 is primarily a result of favorable development on LAE reserves in many of Infinity’s Focus States. Excluding favorable development the combined ratio in the Focus States increased in 2008 compared with 2007 primarily as a result of an increase in the loss and LAE ratio in California, Infinity’s largest state in terms of premium and underwriting profits. During 2008, Infinity took a 10.4% rate reduction as required by the new fair rate of return regulations which reduced average earned premiums and increased the combined ratio. The 2008 combined ratio, excluding favorable development, did improve compared with 2007 in states such as Arizona, Florida, Pennsylvania and Texas primarily as a result of rate increases taken in the states to improve profitability. However, combined ratios in several of the Focus States remain above acceptable levels, so Infinity will continue to increase rates along with taking other underwriting actions in order to continue to improve the underwriting results.

The loss and LAE ratio in the Maintenance States declined for the year ended December 31, 2008 as compared with 2007 primarily as a result of favorable development on LAE reserves in Alabama and Missouri.

The loss and LAE ratio for the Commercial Vehicle business increased substantially during 2008 compared with 2007 as a result of an extra-contractual claim in Florida. Excluding this claim, the combined ratio for 2008 would be 79.8% compared with 62.2% in 2007. The increase in the combined ratio excluding the extra-contractual claim is a result of favorable development on prior accident period loss and LAE reserves recognized in 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Classic Collector loss and LAE ratio increased for the year ended December 31, 2008 primarily due to $0.7 million of losses from Hurricane Ike. Excluding losses from Hurricane Ike, the loss and LAE ratio for 2008 would be 40.0% compared with 38.4% for 2007. The expense ratio has improved for Classic Collector as a result of completing the transition of moving the business to a new computer platform.

2007 compared to 2006

Overall, the statutory combined ratio for the year ended December 31, 2007 increased 3.1 points compared with 2006. For the twelve months ended December 31, 2007, Infinity had $13.5 million of favorable development on prior accident period loss and LAE reserves compared with $31.2 million of favorable development for the year ended December 31, 2006. Excluding the favorable development from both years, the combined ratio increased 1.1 points. Catastrophe related losses were $0.7 million and $0.8 million during 2007 and 2006, respectively.

The combined ratio in the Focus States increased 6.9 points in 2007 compared with that in 2006. The loss and LAE ratio increased 7.9 points primarily as a result of increasing frequency trends in California, Florida and Pennsylvania as well as increasing severity trends in Florida. In addition, the settlement of an extra-contractual claim in Florida contributed 1.0 point to the increase in the loss and LAE ratio. The growth in gross written premiums over which to spread fixed costs has contributed to the 1.0 point decline in the underwriting expense ratio, in addition to a greater amount of fee income, which reduces underwriting expenses.

In the Maintenance States, the 2007 combined ratio improved 14.9 points compared with 2006. The 15.9 point improvement in the loss and LAE ratio is primarily a result of improving loss and LAE ratios in Alabama and South Carolina where Infinity has increased rates over the last two years to improve profitability. Included in the 2006 expense ratio is a one-time benefit of $1.9 million related to a refund from the South Carolina Reinsurance faculty. Excluding this amount, the 2006 underwriting ratio in the maintenance states would be 26.8% compared to the 24.7% expense ratio for 2007. This decline in the underwriting expense ratio is primarily attributable to an increase in fee income in 2007 as compared with 2006.

The combined ratio in the Other States for 2007 improved 12.4 points compared with 2006 primarily due to favorable development on prior year LAE reserves in Alaska and New York.

The 2007 combined ratio for the Commercial Vehicle business declined 45.6 points compared with 2006 with a loss and LAE ratio decline of 50.8 points offset by a 5.2 point increase in the underwriting expense ratio. During 2006, in the state of Florida, Infinity incurred losses on a few extra-contractual claims and incurred two large losses. In 2007, Infinity had favorable development on extra-contractual claims in Florida. Combined, these items resulted in a 9.0 point reduction in the loss and LAE ratio. In addition, the loss and LAE ratio declined as a result of favorable development on prior accident year loss and LAE reserves experienced during 2007 compared with unfavorable development during 2006. The increase in the underwriting expense ratio is primarily due to a decline in premium written over which to spread fixed costs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Income

Investment income primarily includes gross investment revenue and investment management fees as shown in the following table (in thousands):

	Twelve months ended December 31,
	2008	2007	2006
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$58,909	$68,359	$69,383
Dividends on equity securities	871	1,190	1,518

Gross investment income	$59,780	$69,549	$70,901
Investment expenses	(1,830)	(2,162)	(2,488)

Net investment income	$57,950	$67,387	$68,413

2008 compared to 2007

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income declined $9.4 million for the twelve months ended December 31, 2008 as compared with the same period in 2007. Infinity’s gross investment income declined due to both a decrease in quarterly average invested assets of 7.8% in 2008 compared to 2007 and a decline in yields for high quality securities. Investment expenses declined primarily as a result of the lower average invested asset balance.

2007 compared to 2006

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income declined $1.0 million for the twelve months ended December 31, 2007 as compared with the same period in 2006. Gross investment income for the twelve months ended December 31, 2006 included a one-time benefit of $0.7 million related to the catch up of amortization of bond discount on securities sold that had previously been impaired. In addition, Infinity’s gross investment income declined as average invested assets decreased 1.5% in 2007 compared to 2006. Investment expenses declined as a result of the lower average invested asset balance and as a result of lower investment management fees.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments

Infinity recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended December 31, 2008
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$10,441	$(43,229)	$(32,788)
Equities	—	(18,590)	(18,590)

Total	$10,441	$(61,818)	$(51,378)

	Twelve months ended December 31, 2007
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$(2,332)	$(4,028)	$(6,360)
Equities	3,273	—	3,273

Total	$941	$(4,028)	$(3,087)

	Twelve months ended December 31, 2006
	Net Realized Gains (Losses) on Sales	Impairments on Securities	Total Realized Gains (Losses)
Fixed maturities	$(94)	$(1,445)	$(1,539)
Equities	8,533	(5,032)	3,501

Total	$8,439	$(6,477)	$1,962

2008 compared to 2007

The total realized loss in 2008 was primarily a result of impairments of fixed maturities issued by companies in the financial services industry and the impairment of Infinity’s investment in an exchange-traded fund.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income

	Twelve months ended December 31,
(in thousands)	2008	2007	2006
Finance charges on assumed business	$6	$16	$722
Sale of homeowners’ book	—	—	182
Gain on sale of Connecticut personal auto book	574	1,070	332
Other	1,315	1,276	1,067

Total Other Income	$1,895	$2,362	$2,303

2008 compared to 2007

Other income for the twelve months ended December 31, 2008 decreased $0.5 million when compared to 2007. This decline is primarily attributable to a $0.5 million decline in fees received on renewal premium from the 2005 sale of the Assumed Agency Business’s Connecticut personal auto book. The other items included in other income of $1.3 million in 2008 are non-recurring items.

2007 compared to 2006

Other income for the twelve months ended December 31, 2007 was relatively flat compared to 2006. A $0.7 million decline in finance charges on assumed business that is in runoff was offset by a $1.1 million fee received on renewal premium from the 2005 sale of the Assumed Agency Business’s Connecticut personal auto book. The other items included in other income of $1.3 million in 2007 are non-recurring items.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

	Twelve months ended December 31,
(in thousands)	2008	2007	2006
Senior Notes	$11,071	$11,067	$11,064

The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, and require no principal payment until maturity in February 2014. (See Note 3- Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the Senior Notes).

Corporate General and Administrative Expenses

	Twelve months ended December 31,
(in thousands)	2008	2007	2006
Corporate General and Administrative Expenses	$6,958	$7,843	$7,091

2008 compared to 2007

Corporate general and administrative expenses decreased 11.3% in 2008 compared to 2007 primarily as a result of a decrease in share-based compensation expense as stock options issued in 2003 were fully expensed during 2007, a decrease in contract service fees paid and a decrease in Directors and Officers insurance expense. (See Note 6- Share-Based Compensation of the Notes to Consolidated Financial Statements for additional information on Infinity’s Stock Option Plan).

2007 compared to 2006

Corporate general and administrative expenses increased 10.6% in 2007 compared to 2006 primarily as a result of both an increase in fees paid to the Board of Directors and share based compensation expense related to the July 31, 2007 issuance of restricted stock. (See Note 6- Share-Based Compensation of the Notes to Consolidated Financial Statements for additional information on the restricted stock issuance).

Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

	Twelve months ended December 31,
(in thousands)	2008	2007	2006
Restructuring Charges	$788	$1,693	$4,782

During the fourth quarter of 2006, Infinity recorded a $4.8 million, pretax, charge related to severance costs. The $1.7 million charge during 2007 is primarily related to losses on subleases from facilities affected by the restructuring. Infinity incurred an additional $0.8 million in expenses during 2008, $0.4 million of which related to losses on subleases.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expenses

	Twelve months ended December 31,
(in thousands)	2008	2007	2006
Corporate litigation expense (class action lawsuits)	$590	$636	$3,816
Loss on sublease	497	—	203
Lease buyout	—	1,975	—
Other	3,482	1,544	1,722

Total Other Expenses	$4,570	$4,155	$5,741

2008 compared to 2007

Other expenses increased $0.4 million for the twelve-month period ended December 31, 2008 as compared to 2007. The increase is primarily due to a loss on vacated office space as well as operating expenses relating to Infinity’s retail store initiative. Beginning in 2006, Infinity launched this program to assess the viability of retail outlets that sell auto insurance coverage and offer other financial services.

2007 compared to 2006

Other expenses decreased $1.6 million for the twelve-month period ended December 31, 2007 as compared to 2006. The decrease is primarily a result of a reduction in corporate litigation expenses in 2007 as compared to 2006 offset by a $2.0 million charge for the cost to buyout of a 10 year lease in Bellflower, CA.

Income Taxes

The following table reconciles the Company’s U.S. statutory rate and effective tax rate for the periods ending December 31, 2008, 2007 and 2006.

	Twelve months ended December 31,
	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
Adjustments
Dividends received deduction	(0.3)%	(0.2)%	(0.2)%
Tax exempt interest	(5.2)%	(2.4)%	(1.6)%
Adjustment to valuation allowance	34.1%	1.5%	(0.1)%
Other	0.8%	(0.1)%	0.5%

Effective tax rate	64.4%	33.8%	33.6%

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

ITEM 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9A

Controls and Procedures

Infinity’s Chief Executive Officer and Chief Financial Officer, with assistance from management, have evaluated the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in Infinity’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control over Financial Reporting

Infinity’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Infinity conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that Infinity’s internal control over financial reporting was effective as of December 31, 2008.

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

Board of Directors

Infinity Property and Casualty Corporation

We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 27, 2009

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9B

Other Information

None.

PART III

ITEM 10

Directors, Executive Officers and Corporate Governance

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

The information required by this Item 10 regarding Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference to Infinity’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 18, 2009.

ITEM 11

Executive Compensation

Incorporated by reference to Infinity’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 18, 2009.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Infinity’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 18, 2009.

ITEM 13

Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Infinity’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 18, 2009.

ITEM 14

Principal Accounting Fees and Services

Incorporated by reference to Infinity’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 18, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 27, 2009

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Twelve months ended December 31,
	2008	2007	% Change	2006	% Change
Revenues:
Earned premium	$922,451	$1,031,564	(10.6)%	$948,665	8.7%
Net investment income	57,950	67,387	(14.0)%	68,413	(1.5)%
Net realized (losses) gains on investments	(51,378)	(3,087)	1564.3%	1,962	(257.3)%
Other income	1,895	2,362	(19.8)%	2,303	2.6%

Total revenues	930,918	1,098,226	(15.2)%	1,021,343	7.5%

Costs and expenses:
Losses and LAE	648,410	727,284	(10.8)%	635,135	14.5%
Commissions and other underwriting expenses	205,046	237,481	(13.7)%	226,110	5.0%
Interest expense	11,071	11,067	—	11,064	—
Corporate general and administrative expenses	6,958	7,843	(11.3)%	7,091	10.6%
Restructuring charges	788	1,693	(53.5)%	4,782	(64.6)%
Other expenses	4,570	4,155	10.0%	5,741	(27.6)%

Total costs and expenses	876,843	989,523	(11.4)%	889,923	11.2%

Earnings before income taxes	54,075	108,703	(50.3)%	131,420	(17.3)%
Provision for income taxes	34,818	36,759	(5.3)%	44,138	(16.7)%

Net earnings	$19,257	$71,944	(73.2)%	$87,282	(17.6)%

Earnings per common share:
Basic	$1.25	$3.91	(68.0)%	$4.30	(9.1)%
Diluted	1.23	3.87	(68.2)%	4.26	(9.2)%

Average number of common shares:
Basic	15,452	18,390	(16.0)%	20,303	(9.4)%
Diluted	15,680	18,605	(15.7)%	20,475	(9.1)%

Cash dividends per common share	$0.44	$0.36	22.2%	$0.30	20.0%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturities—at fair value (amortized cost $1,024,121 and $1,215,371)	$1,032,237	$1,226,804
Equity securities—at fair value (cost $31,157 and $49,056)	31,157	49,677

Total investments	$1,063,394	$1,276,481
Cash and cash equivalents	109,274	46,831
Accrued investment income	11,028	13,417
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $11,652 and $15,447	298,437	333,985
Prepaid reinsurance premium	1,372	1,823
Recoverables from reinsurers (includes $2,898 and $1,280 on paid losses and LAE)	23,413	29,499
Deferred policy acquisition costs	70,101	75,774
Current and deferred income taxes	20,920	31,849
Prepaid expenses, deferred charges and other assets	48,121	31,676
Goodwill	75,275	75,275

Total assets	$1,721,335	$1,916,610

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and LAE	$544,756	$618,409
Unearned premium	380,425	411,237
Payable to reinsurers	666	228
Long-term debt (fair value $179,063 and $191,734)	199,567	199,496
Commissions payable	22,568	26,872
Payable for securities purchased	293	—
Accounts payable, accrued expenses and other liabilities	47,728	59,144

Total liabilities	$1,196,004	$1,315,386

Commitments and contingencies (See Note 15)

Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,041,444 and 21,007,044 shares issued	$20,999	$20,942
Additional paid-in capital	341,889	340,195
Retained earnings	439,051	426,638
Accumulated other comprehensive income, net of tax	5,987	8,353
Treasury stock, at cost (6,895,262 and 4,807,362 shares)	(282,594)	(194,904)

Total shareholders’ equity	$525,331	$601,224

Total liabilities and shareholders’ equity	$1,721,335	$1,916,610

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation (Restricted Stock)	Accumulated Other Comprehensive Income (net of tax)	Treasury Stock	Total
Balance at January 1, 2006	$20,728	$331,511	$279,171	$(30)	$(3,648)	$(1,138)	$626,594

Net earnings	$—	$—	$87,282	$—	$—	$—	$87,282
Change in unrealized gain (loss)—investments	—	—	—	—	147	—	147

Comprehensive income							$87,429
Adjustment to initially apply SFAS 158	—	—	—	—	295	—	295
Dividends paid to common shareholders	—	—	(6,099)	—	—	—	(6,099)
Employee stock purchases, including tax benefit	7	239	—	—	—	—	246
Exercise of stock options, including tax benefit	99	2,466	—	—	—	—	2,565
Share-based compensation expense—options	—	1,012	—	—	—	—	1,012
Stock granted to directors	3	122	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(49,282)	(49,282)
Amortization of unearned compensation, including tax benefit	—	358	—	30	—	—	388
Other	—	—	1,328	—	—	—	1,328

Balance at December 31, 2006	$20,837	$335,708	$361,682	$—	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$71,944	$—	$—	$—	$71,944
Change in unrealized gain (loss)— investments	—	—	—	—	11,336	—	11,336
Net change in postretirement benefit liability	—	—	—	—	223	—	223

Comprehensive income							$83,503
Dividends paid to common shareholders	—	—	(6,707)	—	—	—	(6,707)
Employee stock purchases, including tax benefit	6	224	—	—	—	—	230
Exercise of stock options, including tax benefit	86	2,532	—	—	—	—	2,618
Share-based compensation expense—options	—	1,113	—	—	—	—	1,113
Share-based compensation expense—restricted stock	7	324	—	—	—	—	331
Stock granted to directors	6	294	—	—	—	—	300
Acquisition of treasury stock	—	—	—	—	—	(144,484)	(144,484)
Other	—	—	(281)	—	—	—	(281)

Balance at December 31, 2007	$20,942	$340,195	$426,638	$—	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$19,257	$—	$—	$—	$19,257
Change in unrealized gain (loss)—investments	—	—	—	—	(2,558)	—	(2,558)
Net change in postretirement benefit liability	—	—	—	—	193	—	193

Comprehensive income							$16,892
Dividends paid to common shareholders	—	—	(6,811)	—	—	—	(6,811)
Employee stock purchases, including tax benefit	7	249	—	—	—	—	256
Exercise of stock options, including tax benefit	20	533	—	—	—	—	553
Share-based compensation expense—options	—	456	—	—	—	—	456
Share-based compensation expense—restricted stock	18	777	—	—	—	—	795
Share-based compensation expense— performance share plan	4	154	—	—	—	—	159
Stock granted to directors	7	293	—	—	—	—	300
Acquisition of treasury stock	—	—	—	—	—	(87,690)	(87,690)
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	—	(768)
Other	—	—	(34)	—	—	—	(34)

Balance at December 31, 2008	$20,999	$341,889	$439,051	$—	$5,987	$(282,594)	$525,331

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve months ended December 31,
	2008	2007	2006
Operating activities:
Net earnings	$19,257	$71,944	$87,282
Adjustments:
Depreciation and amortization	12,047	9,459	6,298
Net realized losses (gains) on investing activities	51,378	3,087	(1,962)
Financial Accounting Standards No. 158 Transition Adjustment	—	—	295
Loss on disposal of fixed assets	480	—	—
Share-based compensation expense	1,710	1,744	1,139
Decrease in accrued investment income	2,389	2,731	631
Decrease (increase) in agents’ balances and premium receivable	35,548	9,080	(51,820)
Decrease (increase) in reinsurance receivables	6,537	4,701	(7,651)
Decrease (increase) in deferred policy acquisition costs	5,673	1,062	(6,456)
Decrease (increase) in other assets	4,185	(4,905)	(4,533)
(Decrease) increase in insurance claims and reserves	(104,465)	2,644	(1,066)
Increase (decrease) in payable to reinsurers	438	(414)	(2,677)
(Decrease) increase in other liabilities	(13,622)	(29,432)	3,046
Other, net	(34)	(281)	359

Net cash provided by operating activities	$21,521	$71,420	$22,885

Investing activities:
Purchases of and additional investments in:
Fixed maturities	$(687,572)	$(692,353)	$(135,115)
Equity securities	(691)	(93,703)	(39,633)
Property and equipment	(18,441)	(21,043)	(3,537)
Maturities and redemptions of fixed maturity investments	62,850	92,511	125,365
Sales:
Fixed maturities	778,919	629,432	75,140
Equity securities	—	100,120	51,313
Property and equipment	24	—	8

Net cash provided by investing activities	$135,089	$14,964	$73,541

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	809	2,848	2,811
Accelerated share repurchase plan settlement payment	(768)	—	—
Acquisition of treasury stock	(87,397)	(144,881)	(48,885)
Dividends paid to shareholders	(6,811)	(6,707)	(6,099)

Net cash used by financing activities	$(94,167)	$(148,740)	$(52,173)
Net increase (decrease) in cash and cash equivalents	$62,443	$(62,356)	$44,253

Cash and cash equivalents at beginning of period	46,831	109,187	64,934

Cash and cash equivalents at end of period	$109,274	$46,831	$109,187

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

INDEX TO NOTES

1. Significant Reporting and Accounting Policies	9. Accelerated Share Repurchase Program
2. Investments	10. Quarterly Operating Results (unaudited)
3. Long-Term Debt	11. Insurance Reserves
4. Income Taxes	12. Reinsurance
5. Computations of Earnings Per Share	13. Statutory Information
6. Share-Based Compensation	14. Legal Proceedings
7. Benefit Plans	15. Commitments and Contingencies
8. Restructuring	16. Additional Information

Note 1 Significant Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Infinity Casualty Insurance Company, Infinity Insurance Company, Infinity Auto Insurance Company and Infinity Standard Insurance Company (collectively the “NSA Group”). Although Infinity was formed in 2002, the NSA Group has been writing auto insurance since 1955. Infinity currently writes nonstandard personal auto insurance, monoline commercial vehicle insurance and classic collector automobile insurance. Nonstandard personal auto insurance accounts for 93% of Infinity’s total gross written premium and is primarily written in 9 states. Approximately 55% of the nonstandard personal auto gross written premium was written in the state of California during 2008.

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business (the “Assumed Agency Business”) written through agents by AFG’s principal property and casualty subsidiary, Great American Insurance Company (“GAI”). GAI, in turn, transferred to Infinity assets (primarily investment securities) with a fair value of $125.4 million. This reinsurance arrangement permits Infinity to continue writing standard and preferred insurance on policies issued by the same GAI companies which had previously issued such policies until Infinity can take such action to allow its insurance subsidiaries to write these policies or non-renew the business. Premium for the twelve months ended December 31, 2008 and policies-in-force at December 31, 2008 for business assumed from GAI were $0.8 million and 295, respectively. The company assumed $30.1 million of total unpaid losses and LAE for GAI at December 31, 2008. Schedules may not foot due to rounding.

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of and for the twelve-month periods ended December 31, 2008, December 31, 2007 and December 31, 2006. These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Reclassifications

Certain 2006 and 2007 amounts have been reclassified from the prior year financial statements to conform to the 2008 presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity, net cash flow or net earnings as previously reported.

Investments

All fixed maturity securities are considered “available for sale” and reported at fair value with unrealized gains or losses reported after-tax as a separate component of shareholders’ equity. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premium and discounts on mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”), collateralized loan obligations (“CLO”) and asset-backed securities (“ABS”) are treated as a yield adjustment over the estimated life of the securities, adjusted for anticipated prepayments, using the interest method. Prepayment assumptions are based on data from widely accepted third party data sources or internal estimates. The amortized cost and effective yield of the security are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. For high credit quality MBS and ABS (those rated AA or above at the time of purchase), the adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For MBS and ABS rated below AA, the yield is adjusted prospectively for any changes in estimated cash flows.

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary (“OTTI”), a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

Securities having a market value of approximately $43.2 million at December 31, 2008 were on deposit as required by regulatory authorities.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

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

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of premium writings are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, the Company evaluates the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2008, 2007 and 2006 was $75.8 million, $76.8 million and $70.4 million, respectively.

Goodwill

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. Infinity performed this test as of September 30, 2008, using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. The September 30, 2008, test results indicated that there was no impairment charge required at that date. In addition, there was no indication of impairment at December 31, 2008.

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

Premium and Receivables

Insurance premium written are earned over the terms of the policies on a pro rata basis. Unearned premium represent that portion of premium written which is applicable to the unexpired terms of policies-in-force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premium are based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small commercial accounts throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on the relationship, on a policy basis, between receivables and unearned premium, or an aging analysis of past due balances. Premium due from insureds is charged off if not collected within 90 days of the policies’ expiration or cancellation dates. However, even after premium is charged off, attempts to collect the premium continue.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Property and Equipment

Property and equipment balances are reported at cost less accumulated depreciation. Property and equipment, which consists of land, building in process, leasehold improvements, computer equipment and furniture and fixtures, was $33.3 million at December 31, 2008, net of accumulated depreciation of $50.0 million. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Property and equipment is included in the line item other assets on the Consolidated Balance Sheets and the related expenses are allocated to one or more of the following line items on the Consolidate Statement of Earnings depending on the asset: losses and LAE, commission and other underwriting expenses, corporate general and administrative expense or other expenses.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statements of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, Infinity adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on Infinity’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. As required by SFAS 158, Infinity changed the measurement date for its postretirement benefit plan from September 30 to December 31 for its 2008 financial statements and recorded an adjustment to retained earnings of approximately $50,000, pre-tax.

Share-Based Compensation

Effective January 1, 2006, Infinity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) and shares issued as part of the Performance Share Plan based on estimated fair values. Under Infinity’s Stock Option Plan, options may be granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. During 2008, 2007 and 2006 approximately $1.7 million, $1.7 million and $1.1 million, respectively, of compensation expense was recognized in the Consolidated Statement of Earnings for all share-based compensation plans. See Note 6 of the Consolidated Financial Statements for more information on share-based compensation.

Recently Issued Accounting Standards

Effective January 1, 2008, Infinity adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company (See Note 2—Investments of the Consolidated Financial Statements).

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

Note 2 Investments

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$199,419	$818,419	$45,556	$1,063,394
% of Total	18.8%	76.9%	4.3%	100.0%

Level 1 securities are U.S. Treasury securities and an exchange-traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

The Company’s procedures for validating market prices obtained from third parties include, but are not limited to, periodic review of model pricing methodologies and periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category for the twelve months ended December 31, 2008 (in thousands):

Available-for-Sale Securities
Balance at beginning of period	$31,162
Total losses (realized or unrealized)
Included in net earnings	(3,314)
Included in other comprehensive income	(159)
Purchases, sales, issuances and settlements	20,529
Transfer in to Level 3	15,978
Transfers out of Level 3	(18,640)

Balance at December 31, 2008	$45,556

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings.

Of the $45.6 million fair value of securities in Level 3, which consists of 31 securities, 27 are priced based on non-binding broker quotes or prices from various outside sources. When there are multiple prices obtained for the same security, the lowest price is used as the basis for the fair value presented in the financial statements. The remaining 4 securities are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at December 31, 2008 and the average spreads to Treasury for the rating of the security being priced. For one security, which is no longer rated, the assumed rating for valuation purposes was ‘C’.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fixed maturities and equity securities consisted of the following (in thousands):

	Twelve months ended December 31, 2008
	Amortized Cost or Cost	Fair Value	Gross Unrealized
			Gain	Loss
Fixed maturities:
U.S. government and agencies	$192,240	$203,124	$10,884	$—
State and municipal	217,951	220,598	4,344	(1,696)
MBS, CMO, ABS and CLO	352,444	350,618	6,554	(8,380)
Public utilities	8,035	8,082	73	(27)
All other corporates	253,451	249,816	3,145	(6,780)

Total fixed maturities	$1,024,121	$1,032,237	$25,000	$(16,883)

Equity securities	31,157	31,157	—	—

Total	$1,055,278	$1,063,394	$25,000	$(16,883)

	Twelve months ended December 31, 2007
	Amortized Cost or Cost	Fair Value	Gross Unrealized
			Gain	Loss
Fixed maturities:
U.S. government and agencies	$126,079	$129,051	$2,978	$(6)
State and municipal	307,686	312,543	5,224	(367)
MBS, CMO, ABS and CLO	449,884	451,678	5,101	(3,307)
Public utilities	9,256	9,597	348	(7)
All other corporates	322,466	323,935	4,624	(3,155)

Total fixed maturities	$1,215,371	$1,226,804	$18,276	$(6,843)

Equity securities	49,056	49,677	621	—

Total	$1,264,427	$1,276,481	$18,897	$(6,843)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The changes in unrealized gains or losses on marketable securities, which is included in the Consolidated Statements of Changes in Shareholders’ Equity, for the twelve months ended December 31, 2008, 2007 and 2006 is detailed below (in thousands):

	Pretax		Tax Effects	Net
	Fixed Maturities	Equity Securities
Year ended December 31, 2008
Unrealized holding gains (losses) on securities arising during the period	$(36,104)	$(19,210)	$19,360	$(35,954)
Realized (gains) losses included in net earnings	32,788	18,590	(17,982)	33,396

Change in unrealized gain (loss) on marketable securities, net	$(3,316)	$(621)	$1,378	$(2,558)

Year ended December 31, 2007
Unrealized holding gains (losses) on securities arising during the period	$12,909	$1,444	$(5,024)	$9,329
Realized (gains) losses included in net earnings	6,360	(3,273)	(1,080)	2,007

Change in unrealized gain (loss) on marketable securities, net	$19,269	$(1,829)	$(6,104)	$11,336

Year ended December 31, 2006
Unrealized holding gains (losses) on securities arising during the period	$(4,441)	$6,624	$(762)	$1,421
Realized (gains) losses included in net earnings	1,539	(3,501)	688	(1,274)

Change in unrealized gain (loss) on marketable securities, net	$(2,902)	$3,123	$(74)	$147

Infinity has recorded cumulative, pretax, other-than-temporary impairment charges on securities as follows (in thousands):

	Twelve months ended December 31,
	2008	2007	2006
Beginning balance	$4,557	$8,607	$9,204
Impairments recorded:
Fixed maturities	43,229	4,028	1,445
Equity securities	18,590	—	5,032
Sales, maturities and paydowns	(9,193)	(8,078)	(7,074)

Ending balance	$57,182	$4,557	$8,607

Gross gains and losses on investment transactions included in the Consolidated Statements of Earnings and Cash Flows consisted of the following (in thousands):

	Twelve months ended December 31,
	2008	2007	2006
Fixed maturities
Gross gains	$16,277	$5,597	$1,029
Gross losses	(5,837)	(7,929)	(1,123)

Net realized gains (losses) on sales of fixed maturities	10,441	(2,332)	(94)
Current year impairments	(43,229)	(4,028)	(1,445)

Realized gains (losses) included in net earnings	$(32,788)	$(6,360)	$(1,539)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Twelve months ended December 31,
	2008	2007	2006
Equity securities
Gross gains	$—	$4,349	$8,823
Gross losses	—	(1,076)	(290)

Net realized gains (losses) on sales of fixed maturities	—	3,273	8,533
Current year impairments	(18,590)	—	(5,032)

Realized gains (losses) included in net earnings	$(18,590)	$3,273	$3,501

The following chart summarizes Infinity’s security positions with unrealized losses, which were less than twelve months old and greater than twelve months old, as of December 31, 2008 (dollars in thousands):

	Less than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	158	$276,970	$260,092	$(16,877)
Equity securities	—	—	—	—

Total	158	$276,970	$260,092	$(16,877)

	Greater than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	2	$704	$698	$(6)
Equity securities	—	—	—	—

Total	2	$704	$698	$(6)

The following chart summarizes Infinity’s security positions with unrealized losses, which were less than twelve months old and greater than twelve months old, as of December 31, 2007 (dollars in thousands):

	Less than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	79	$75,373	$72,214	$(3,159)
Equity securities	—	—	—	—

Total	79	$75,373	$72,214	$(3,159)

	Greater than twelve months
	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
Fixed maturities	101	$315,075	$311,391	$(3,684)
Equity securities	—	—	—	—

Total	101	$315,075	$311,391	$(3,684)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2008	December 31, 2007
Number of positions held with unrealized:
Gains	224	311
Losses	160	180

Number of positions held that individually exceed unrealized:
Gains of $500,000	9	7
Losses of $500,000	5	1

Percentage of positions held with unrealized:
Gains that were investment grade	96%	86%
Losses that were investment grade	81%	66%

Percentage of fair value held with unrealized:
Gains that were investment grade	100%	97%
Losses that were investment grade	94%	90%

The following table sets forth the amount of unrealized loss by age and severity at December 31, 2008 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$31,691	$(1,852)	$(386)	$(637)	$(829)
Six months	104,421	(5,131)	(1,204)	(1,845)	(2,082)
Nine months	64,663	(5,150)	(774)	(1,046)	(3,329)
Twelve months	59,318	(4,744)	(501)	(3,390)	(853)
Greater than twelve months	698	(6)	(6)	—	—

Total	$260,791	$(16,883)	$(2,872)	$(6,918)	$(7,093)

*	As compared to amortized cost.

Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	the length of time the security’s market value has been below its cost;

•	the extent to which fair value is less than cost basis;

•	the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists; and

•	third-party research and credit rating reports

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Management regularly evaluates for potential impairment each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

Net Investment Income

The following table shows investment income earned and investment expenses incurred by Infinity (in thousands):

	Twelve months ended December 31,
	2008	2007	2006
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$58,909	$68,359	$69,383
Dividends on equity securities	871	1,190	1,518

Gross investment income	$59,780	$69,549	$70,901
Investment expenses	(1,830)	(2,162)	(2,488)

Net investment income	$57,950	$67,387	$68,413

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

Interest paid by Infinity on long-term debt was $11.0 million for each of the twelve months ended December 31, 2008, 2007 and 2006, respectively.

Infinity’s three year revolving $50 million credit facility expired on August 31, 2008 and was renewed for an additional three year term expiring on August 31, 2011 on substantially similar terms. As of December 31, 2008, Infinity was in compliance with all covenants under the agreement. Under this agreement, there were no borrowings outstanding at December 31, 2008 and December 31, 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 Income Taxes

Taxes paid by Infinity in the years 2008, 2007 and 2006 were $22.7 million, $39.7 million and $48.8 million, respectively. The following is a reconciliation of income taxes at the statutory rate of 35.0% and income taxes as shown in the Consolidated Statement of Earnings (in thousands):

	Year ended December 31,
	2008	2007	2006
Earnings before income taxes	$54,075	$108,703	$131,420
Income taxes at statutory rate	18,926	38,046	45,997
Effect of:
Dividends—received deduction	(181)	(225)	(300)
Tax-exempt interest	(2,810)	(2,586)	(2,047)
Adjustment to valuation allowance	18,430	1,622	(128)
Other	453	(98)	616

Provision for income taxes as shown on the
Consolidated Statements of Earnings	$34,818	$36,759	$44,138

GAAP effective tax rate	64.4%	33.8%	33.6%

The total income tax provision (benefit) consists of (in thousands):

	2008	2007	2006
Current	$27,085	$33,207	$44,258
Deferred	7,733	3,552	(120)

Provision for income taxes	$34,818	$36,759	$44,138

The Infinity consolidated tax group generated capital losses in 2003 and in 2007. Approximately $22 million of capital losses generated in the first short-period of 2003 expired unused in 2007. Approximately $23.0 million of capital losses generated in the second short-period of 2003 expired unused in 2008. The tax benefit of the capital loss carryforwards at December 31, 2008 is (in thousands):

	Expiring	Amount
Capital loss carry forward	2012	$3,118

As of December 31, 2008, deferred taxes relating to the capital loss carryforwards and the OTTI reserve have been fully offset by a valuation allowance. Therefore, in the future, the tax benefit from the utilization of any of these capital loss carryforwards or any change in the OTTI reserve will be reflected in current tax expense and will impact the effective tax rate calculation for that period.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

	Twelve months ended December 31,
	2008	2007
Deferred tax assets:
Discount on loss reserves	$11,022	$12,954
Unearned premium reserve	26,534	28,659
Net capital loss carryforward	3,118	11,294
Investment securities—basis differences OTTI	20,013	1,595
Investment securities—unrealized losses	—	—
Investment securities—basis differences ordinary	—	215
Bad debts	4,078	5,407
Accrued bonuses	572	3,588
Other	7,585	8,387

Subtotal	$72,922	$72,099
Valuation allowance for capital loss carryforward	(3,118)	—
Valuation allowance for OTTI	(20,013)	(1,595)
Valuation allowance for deferred tax assets	(302)	(11,294)

	$49,489	$59,210

Deferred tax liabilities:
Deferred policy acquisition costs	$(24,535)	$(26,521)
Investment securities—unrealized gains	(2,841)	(4,219)
Other	(796)	(713)

Subtotal	$(28,172)	$(31,453)

Net deferred tax assets	$21,317	$27,757

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

Infinity adopted the provisions of FIN 48 effective January 1, 2007. As of the date of adoption, Infinity did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in Infinity’s Consolidated Balance Sheets at January 1, 2007. During 2007 there were no material changes that resulted in the gross unrecognized tax benefit exceeding the materiality threshold as of December 31, 2007. During 2008 there were no material changes that resulted in the gross unrecognized tax benefit exceeding the materiality threshold as of December 31, 2008.

In June 2008 the Internal Revenue Service began an examination of the 2005 tax year. In August 2008, the examination was expanded to include the 2006 tax year. In December 2008, the examination was completed with one issue identified, which relates to whether corporate litigation losses are deductible for tax purposes when reserved versus paid. The Company filed a protest regarding this issue with the Internal Revenue Service and expects to resolve the issue in appeals during 2009. Regardless of the outcome of this appeal, the impact to Infinity’s financial position will be immaterial.

Since no notice was received from the IRS regarding the 2004 tax year, the statute of limitations for that year has expired.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No notice has been received for the 2007 tax year.

Note 5 Computations of Earnings per Share

The following table illustrates Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	Twelve months ended December 31,
	2008	2007	2006
Net earnings	$19,257	$71,944	$87,282
Basic average shares outstanding	15,452	18,390	20,303

Basic earnings per share	$1.25	$3.91	$4.30

Basic average shares outstanding	15,452	18,390	20,303
Restricted stock not vested	72	30	6
Dilutive effect of assumed option exercises	155	185	166

Average diluted shares outstanding	15,680	18,605	20,475

Diluted earnings per share	$1.23	$3.87	$4.26

Note 6 Share-Based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There are 500,000 shares of Infinity common stock reserved for issuance under the Amended Restricted Stock Plan, of which 206,609 shares have been issued as of December 31, 2008. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

The following table sets forth the restricted stock activity for the year ended December 31, 2008:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2008	72,234	$44.04

Granted	—	—

Vested	—	—

Forfeited	—	—

Non-vested as of December 31, 2008	72,234	$44.04

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

During 2008, $0.8 million of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock. During 2007, $0.3 million of expense was recorded related to the grant of restricted stock. No expense was recorded in the Consolidated Statements of Earnings during 2006. As of December 31, 2008, there was $2.1 million of compensation expense related to non-vested restricted stock not yet recognized in the consolidated financial statements, which is expected to be recognized over a weighted-average period of 1.3 years.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purposes of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 20,047 shares have been issued as of December 31, 2008. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. In June of 2008, 2007 and 2006, 7,494, 5,658 and 2,990 shares of Infinity common stock, valued pursuant to the plan at $300,000, $300,000 and $125,000, respectively, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (“ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, that employee is precluded from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 32,056 have been issued as of December 31, 2008. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% market discount for shares purchased during 2008, 2007 and 2006 approximated $42,600, $40,700 and $42,500, respectively, and was recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Performance Share Plan

On May 20, 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to further align the interest of management with the long-term shareholders of the company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee shall (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period (a “Performance Measurement Cycle”), (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. During 2008, $0.2 million of expense was recorded in the Consolidated Statements of Earnings related to the Performance Share Plan. No shares have been issued under this plan.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Infinity’s Stock Option Plan (“SOP”) was restated on May 20, 2008 to prohibit any future grant of stock options from the plan after May 20, 2008. No options have been granted since 2004. Options are generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. Options granted to employees generally vest at the rate of 20% per year of continuous service commencing one year after grant while options issued to non-employee directors are immediately exercisable. For options with graded vesting, the fair value of the award is recognized on a straight-line method. Certain options provide for acceleration of vesting if there is a change in control as defined in the SOP. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the expiration of all options granted under the plan.

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

There were no options granted during 2008, 2007 or 2006. The weighted-average grant date fair value of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97

Dividend yield	0.7%	1.4%

Expected volatility	33.0%	33.0%

Risk-free interest rate	4.3%	4.0%

Expected life	7.5 years	7.5 years

Weighted-average grant exercise price	$33.56	$16.11

Outstanding as of December 31, 2008	128,600	209,960

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the twelve-month period ended December 31, 2008:

Options	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2008	358,360	$22.82
Granted	—	—
Exercised	(19,800)	23.01
Forfeited	—	—
Outstanding as of December 31, 2008	338,560	$22.81	4.51	$8.1

Vested or Expected to Vest as of December 31, 2008	338,560	$22.81	4.51	$8.1
Exercisable as of December 31, 2008	311,660	$21.88	4.46	$7.8

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of December 31, 2008, Infinity used an estimated forfeiture rate of 0.0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

During 2008, 2007 and 2006, $0.4 million, $1.1 million and $1.0 million of expense were recorded in the consolidated Statements of Earnings related to stock options, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled $0.1 million, $0.5 million and $0.8 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 were $0.5 million, $2.1 million and $1.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was approximately $0.4 million, $1.7 million and $2.2 million, respectively.

As of December 31, 2008, there was less than $0.1 million of stock option compensation expense related to non-vested awards not yet recognized in the consolidated financial statements, which is expected to be recognized in January 2009. The total fair value of stock options which vested during the years ended December 31, 2008, 2007 and 2006 was approximately $0.8 million, $1.3 million and $1.0 million, respectively.

Note 7 Benefit Plans

Infinity provides retirement benefits for all eligible employees by matching contributions made on a discretionary basis to participants’ accounts in the Infinity 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $15,500 per year or 25% of the participant’s salary. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,000 for 2008. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. Infinity retains the right to make discretionary supplemental contributions to the accounts of plan participants which were 2.5% and 3.0% for 2007 and 2006, respectively. Infinity made no supplemental contribution for 2008. The matching percentage made by Infinity was 100% of participants’ contributions up to a ceiling of 3% with a maximum company match of $6,900 for 2008. Beginning January 1, 2009, the matching percentage increased to 100% of participants’ contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $12,250. The plan expense was $2.5 million, $4.3 million and $5.4 million for the twelve-month periods ended December 31, 2008, 2007 and 2006, respectively.

Additionally, Infinity’s Supplemental Retirement Plan is a nonqualified deferred compensation plan that allows certain highly compensated employees to receive the full discretionary employer contribution that is precluded by the provisions of the 401(k) Retirement Plan or by law due to limits on compensation. The amounts contributed by Infinity were approximately $74,000 and $88,000 for 2007 and 2006. Infinity made no contribution for 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Infinity maintains a nonqualified deferred compensation plan for certain highly-compensated employees which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at Infinity’s approximate long-term borrowing rate. The deferred amounts are a general obligation liability of Infinity and amounted to $5.6 million, $4.9 million and $3.4 million at December 31, 2008, 2007 and 2006, respectively. Interest credited by Infinity was approximately $370,000, $250,000 and $176,000 for these same time periods.

Infinity also provides postretirement medical and life insurance benefits to certain eligible retirees. During 2006, Infinity determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Infinity did not reflect the government subsidy provided by the MMA in the calculation of the accumulated postretirement benefit obligation (“APBO”) as of December 31, 2008, 2007 and 2006 other than as reflected in the insured over 65 rates going forward.

Infinity’s APBO as of December 31, 2006 was reduced by approximately $1.0 million, primarily due to Infinity moving from a self insured basis for medical and prescription drugs for the over 65 population to a fully insured product effective January 1, 2007.

On December 31, 2006, Infinity adopted the recognition and disclosure provisions (the first objective) of SFAS 158. SFAS 158 required Infinity to recognize the funded status (i.e., the difference between the fair value of plan assets and the accumulated postretirement benefit obligations) of this plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and unrecognized prior service credits (there were not any unrecognized transition obligations remaining from the initial adoption of SFAS 106), all of which were previously netted against the plan’s funded status in Infinity’s statement of financial position pursuant to the provisions of SFAS 116. These amounts will be subsequently recognized as net periodic postretirement benefit cost pursuant to Infinity’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic postretirement benefit cost in the same periods will be recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. In accordance with the second objective of SFAS 158, to measure the funded status of a plan as of the date of its year-end, Infinity changed the measurement date for its postretirement benefit plan from September 30 to December 31 for its 2008 financial statements. Infinity has elected the “15-month approach” to transition to the December 31 measurement date and recorded an adjustment to retained earnings of approximately $50,000, pre-tax, at the end of 2008.

Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $93,478 ($60,761 net of tax) and unrecognized actuarial gains of $1,000,207 ($650,135 net of tax). The prior service credit and actuarial gain included in accumulated other comprehensive income expected to be recognized in net periodic postretirement benefit income during the fiscal year-ended December 31, 2009 is $66,676 ($43,339 net of tax) and $83,633 ($54,361 net of tax), respectively.

The unfunded status of the plan of $3,219,430 at December 31, 2008 is recognized in the accompanying statement of financial position as other liability. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Data related to this plan is shown in the following tables (in thousands).

	2008	2007	2006
Net benefit obligation at beginning of year	$3,584	$3,866	$4 ,877
Service cost	132	169	180
Interest cost	179	195	249
Participant contributions	49	50	119
Change in measurement date	17	—	—
Assumption change	(36)	—	—
Actuarial (gain) loss	(385)	(409)	(1,155)
Gross benefits paid	(321)	(287)	(404)

Net benefit obligation at end of year	$3,219	$3,584	$3,866

	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations Discount rate	5.54%	5.20%	5.20%
Health care cost trend on covered charges	10.0% decreasing to 5.0% in 2031	8.0% decreasing to 5.0% in 2011	9.0% decreasing to 5.0% in 2011

The following table discloses the components of net periodic postretirement benefit cost (in thousands):

	2008	2007	2006
Service cost	$132	$169	$180
Interest cost	179	195	249
Amortization of prior service cost	(67)	(67)	(67)
Amortization of net cumulative (gain)/loss	(32)	—	67

Net periodic postretirement benefit cost	$212	$297	$429

The following table discloses the effects of a hypothetical one-percentage-point increase and the effect of a hypothetical one-percentage-point decrease in the assumed healthcare trend rate (in thousands):

	2008	2007	2006
A one-percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the postretirement benefit obligations:
1% increase	$258	$283	$307
1% decrease	(230)	(251)	(279)

A one-percentage point hypothetical change in the assumed healthcare cost trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs:

1% increase	$31	$35	$44
1% decrease	(27)	(30)	(37)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	272	237	285
Participant contributions	49	50	119
Gross benefits paid	(321)	(287)	(404)

Fair value of plan assets at end of year	$—	$—	$—

The following table presents the funded status and the amounts recognized in the statement of financial position (in thousands):

	2008	2007	2006
Funded status:
Fair value of plan assets	$—	$—	$—
Benefit obligations	(3,219)	(3,584)	(3,866)

Funded status at end of year	$(3,219)	$(3,584)	$(3,866)

Contributions made after the measurement date	—	—	—
Unrecognized actuarial net (gain) loss	—	—	—
Unrecognized prior service cost	—	—	—

Net amount recognized at end of year	$(3,219)	$(3,584)	$(3,866)

The following table presents the 10 year forecast and best estimate of expected contributions (in thousands):

	2008		2007		2006
Expected future benefit payments
2009	$241	2008	$272	2007	$237
2010	257	2009	290	2008	266
2011	276	2010	297	2009	281
2012	274	2011	301	2010	302
2013	279	2012	306	2011	318
2014-2018	1,391	2013-2017	1,564	2012-2016	1,746

Ten Year Total	$2,718		$3,030		$3,150

Note 8 Restructuring

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

Restructuring costs incurred in 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006	Total
Employee related costs	$331	$(562)	$4,782	$4,551
Contract termination costs	389	1,929	—	2,318
Other exit costs	68	326	—	394

Total	$788	$1,693	$4,782	$7,263

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Infinity does not expect to incur any additional costs related to the restructuring.

Activity related to accrued restructuring charges as of December 31, 2008 is as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2007	$1,390	$1,462	$—	$2,852
Incurred before net adjustments	318	389	68	775
Net adjustments	13	—	—	13

Total incurred	331	389	68	788
Costs paid or settled	(1,582)	(623)	(68)	(2,273)

Balance at December 31, 2008	$139	$1,229	$—	$1,368

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 Quarterly Operating Results (Unaudited)

While insurance premium are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

The following are quarterly results of consolidated operations of Infinity for the three years ended December 31, 2008 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2008
Revenues	$249,198	$247,858	$233,802	$200,060	$930,918
Net earnings	14,001	12,144	4,369	(11,257)	19,257
Earnings per share:
Basic	$0.87	$0.75	$0.29	$(0.79)	$1.25
Diluted	0.86	0.74	0.28	(0.79)	1.23

2007
Revenues	$274,875	$280,385	$275,874	$267,092	$1,098,226
Net earnings	21,758	14,322	17,063	18,801	71,944
Earnings per share:
Basic	$1.11	$0.74	$0.93	$1.16	$3.91
Diluted	1.10	0.73	0.91	1.14	3.87

2006
Revenues	$251,713	$254,037	$252,050	$263,543	$1,021,343
Net earnings	29,066	19,981	15,805	22,430	87,282
Earnings per share:
Basic	$1.41	$0.97	$0.78	$1.13	$4.30
Diluted	1.39	0.96	0.78	1.12	4.26

Realized gains (losses) on securities amounted to:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2008	$(1,381)	$(1,784)	$(11,623)	$(36,590)	$(51,378)
2007	1,766	$(2,997)	$(1,772)	$(84)	(3,087)
2006	75	(61)	(1,781)	3,729	1,962

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

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance (and grossed up), over the past three years (in thousands):

	2008	2007	2006
Balance at Beginning of Period
Unpaid losses on known claims	$225,415	$231,029	$262,626
IBNR losses	186,402	167,965	181,340
LAE	206,592	197,035	181,904

Total unpaid losses and LAE	618,409	596,029	625,870
Reinsurance recoverables	(28,219)	(27,579)	(15,421)

Unpaid losses and LAE, net of reinsurance recoverables	590,190	568,450	610,449

Current Activity
Loss and LAE incurred:
Current accident year	677,782	740,769	666,335
Prior accident years	(29,372)	(13,485)	(31,200)

Total loss and LAE incurred	648,410	727,284	635,135
Loss and LAE payments:
Current accident year	(391,935)	(430,274)	(370,466)
Prior accident years	(322,424)	(275,270)	(306,668)

Total loss and LAE payments	(714,359)	(705,544)	(677,134)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	524,241	590,190	568,450
Add back reinsurance recoverables	20,516	28,219	27,579

Total unpaid losses and LAE	$544,756	$618,409	$596,029

Unpaid losses on known claims	$179,530	$225,415	$231,029
IBNR losses	196,891	186,402	167,965
LAE	168,335	206,592	197,035

Total unpaid losses and LAE	$544,756	$618,409	$596,029

During calendar year 2008, Infinity experienced $29.4 million of favorable reserve development, primarily from LAE reserves relating to liability coverages in the California, Florida and Pennsylvania nonstandard programs. In addition, there was favorable development on liability coverages of the Assumed Agency Business. During calendar year 2007, Infinity experienced $13.5 million of favorable reserve development, primarily from favorable development on prior accident period loss reserves as well as a reduction in LAE estimates on bodily injury coverages in both California and Florida. During calendar year 2006, Infinity experienced $31.2 million of favorable reserve development. This development came primarily from a reduction in ultimate estimates for average claim severities from accident years 2003-2005 in physical damage and bodily injury coverages. For those years, estimates for ultimate claim frequencies increased slightly.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 Reinsurance

The following table shows written and earned premium included in income for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded (in thousands).

Year	Direct Premium Written	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2008	$896,098	$801	$(4,809)	$892,090	0.1%
2007	1,016,040	$3,078	(4,856)	1,014,262	0.3%
2006	982,477	9,932	(10,219)	982,190	1.0%

Year	Direct Premium Earned	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2008	$926,172	$1,539	$(5,260)	$922,451	0.2%
2007	1,033,541	$5,313	$(7,290)	1,031,564	0.5%
2006	923,999	39,635	(14,969)	948,665	4.2%

Assumed Reinsurance

Assumed business consists of two components:

(i) The Assumed Agency Business and, to a lesser extent, business assumed from other unaffiliated insurance companies; and

(ii) Business assumed from involuntary pools and associations.

For the twelve months ended December 31, 2008, 2007 and 2006, the Company assumed $0.8 million, $3.1 million and $11.9 million of written premium, respectively, from GAI for the Assumed Agency Business under a reinsurance agreement effective January 1, 2003 as explained in more detail in Note 1 of the Consolidated Financial Statements. Also, at December 31, 2008 and 2007, the Company assumed $30.1 million and $49.7 million of total unpaid losses and LAE, respectively, from GAI.

Also, for the twelve months ended December 31, 2006, the Company assumed $(0.4) million of premium from other insurance companies as part of fronting arrangements under which Infinity utilized these companies’ insurance licenses to write business while assuming substantially all of that business back from these carriers. At December 31, 2008 and 2007, the Company assumed $10.4 million and $15.3 million of assumed unpaid losses and LAE, respectively, under these fronting arrangements. Beginning January 1, 2006, Infinity discontinued its largest fronting arrangement on a runoff basis, which was responsible for the negative assumed premium in 2006.

Although the business is issued on GAI’s and these other unaffiliated companies’ policies, Infinity manages the pricing, marketing, policy issuance, claims adjusting and loss reserving for this business.

For the twelve months ended December 31, 2006, the Company assumed $(1.6) million of premium from involuntary pools and associations. Assumed premium from involuntary pools and associations for 2006 were negative as a result of premium returned to the North Carolina reinsurance facility based on our current assessment and activity reported by the facility. During the twelve months ended December 31, 2008 and December 31, 2007, Infinity assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.

Ceded Reinsurance

Infinity uses excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophic losses. During 2008, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. During 2007 and 2006, the catastrophe reinsurance provided protection for losses up to $10 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity also uses reinsurance to mitigate losses on its Classic Collector business.

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

Ceded reinsurance for all programs reduced Infinity’s incurred losses and LAE by $0.1 million, $5.9 million and $21.4 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

Effective December 1, 2008, Infinity entered into a reinsurance agreement that provides for protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss with a claims occurrence date between December 1, 2008 and November 30, 2009. The cost of this reinsurance is approximately $1.2 million for twelve months of coverage.

Note 13 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis were as follows (in thousands):

Net Earnings (Loss)			Policyholders’ Surplus
2008	2007	2006	2008	2007
$38,007	$83,875	$92,472	$430,915	$478,890

For the twelve-month periods ended December 31, 2008, 2007 and 2006, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, deferred taxes and holding company expenses, including interest.

The decrease in net earnings from 2007 to 2008 is primarily due to a $50.7 million increase in realized losses on investments which resulted from a substantial increase in other-than-temporary impairments charges recorded during 2008.

The decrease in policyholders’ surplus in 2008 compared to 2007 is primarily due to dividend payments of $70.0 million and an increase in non-admitted assets of $12.4 million offset by statutory net earnings of $38.0 million.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Following is a discussion of the Company’s potentially significant pending cases at December 31, 2008:

•

Dave Munn v. Eastwood Insurance Services, et al. (Superior Court for the City and County of San Francisco), was filed in November 2005. In this action, the plaintiff alleges violations of provisions of the California Business & Professions Code. The case involves a dispute over the legality of broker fees charged by Eastwood Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiff alleges that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, Eastwood should not have charged broker fees. Plaintiff seeks from Eastwood restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies. Plaintiff had sought injunctive relief from Infinity to prohibit Infinity from conducting business with Eastwood as a broker. The court issued an order, on plaintiff’s motion, dismissing Infinity as a named defendant to the suit. Eastwood initiated a cross-claim against Infinity seeking contribution and indemnification of any amounts that it was determined to owe plaintiff. Eastwood has dismissed, without prejudice to refile, its claims for contribution and indemnification against Infinity. The company is currently not a party to this lawsuit but anticipates that Eastwood will pursue a claim for contribution and indemnification against the Company if Plaintiff prevails in its action against Eastwood. At this time, the Company is neither able to determine whether a loss is probable, nor can the Company estimate a range of loss.

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

Subsequent to December 31, 2008, the Company became aware of a lawsuit against one of its insurance subsidiaries, styled Erika Aguila v. Infinity Insurance Company and, Eastwood Insurance Services, Inc., which was filed on February 13, 2009 in the Superior Court of the State of California, Los Angeles County. This case is a putative class action alleging that this subsidiary unlawfully collected additional premiums from prospective insureds by threatening to impose mandatory arbitration and limits on the recovery of punitive and compensatory damages. The action alleges that this practice violates Section 17200 of the Business and Professions Code and constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing. The putative class action suit seeks compensatory damages, punitive damages, attorney fees, costs and expenses of the suit from this subsidiary. The suit also seeks an injunction against this subsidiary to prohibit it from continuing to charge the additional premium and continuing to include this provision in its insurance policy. Infinity rejects the allegations made by plaintiff and intends to vigorously defend against all claims in this case. At this time, the Company is neither able to determine whether a loss is probable, nor can the Company estimate a range of loss.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 Commitments and Contingencies

Commitments

Minimum rental commitments under noncancelable operating leases with an initial or remaining term of more than one year as of December 31, 2008 were as follows (in thousands):

Due in	Operating Leases
2009	$20,323
2010	17,216
2011	8,871
2012	7,369
2013	6,022
Thereafter	15,516

Total	$75,317

As of December 31, 2008, the total minimum rental payments to be received in the future under noncancelable subleases were approximately $8.8 million.

In December 2006, Infinity entered into an eleven year operating lease for a call center facility in Birmingham, Alabama. This lease provides Infinity the right and option to purchase the property for $16.9 million. This option expires on October 1, 2010. During 2007, Infinity made $6.3 million of leasehold improvements to this property which are being amortized over five years.

Lease expense incurred by the Company during the last three years is as follows (in thousands):

Operating Leases Expense
2008	$19,405
2007	19,592
2006	17,492

Contingencies

The Company, based on the application of SFAS No. 5 “Accounting for Contingencies,” has the following loss contingencies for which it accrues in its financial statements:

• Other-than-temporary impairments on investments	Note 2
• Restructuring	Note 8
• Insurance reserves	Note 11
• Legal proceedings	Note 14
• Allowances for uncollectible accounts	Note 16

For each item listed above, please refer to the notes referenced for additional discussion.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 Additional Information

Allowances for Uncollectible Accounts

Agents’ balances and premium receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2008	2007	2006
Beginning balance	$15,447	$15,517	$11,859
Provision for losses	13,626	21,824	20,092
Uncollectible amounts written off	(17,421)	(21,894)	(16,434)

Ending balance	$11,652	$15,447	$15,517

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity’s insurance subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2009 from Infinity’s insurance subsidiaries without seeking regulatory clearance is approximately $43 million. Additional amounts of dividends, loans and advances require regulatory approval.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15

Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules:

A.	Selected Quarterly Financial Data is included in Note 10 to the Consolidated Financial Statements.

B.	Schedules filed herewith as of December 31, 2008:

		Page
I	- Summary of Investments (See Note 2)	60

II	- Condensed Financial Information of Registrant	85

III	- Supplementary Insurance Information	Not required

IV	- Reinsurance (See Note 12)	79

V	- Valuation and Qualifying Accounts (see Note 16)	83

VI	- Supplemental Information Concerning Property-Casualty Insurance Operations.	87

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION—PARENT ONLY

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In thousands)

	December 31,
	2008	2007
Assets:
Investment in subsidiaries	$581,902	$623,074
Fixed maturities, at market (amortized cost: $90,409 and $147,812)	89,067	149,224
Cash and cash equivalents	48,315	21,662
Receivables from affiliates	—	9
Other assets	11,680	11,870

Total assets	$730,964	$805,839

Liabilities and Shareholders’ Equity:
Long-term debt	$199,567	$199,496
Other liabilities	5,602	5,119
Payable to affiliates	464	—
Shareholders’ equity	525,331	601,224

Total liabilities and shareholders’ equity	$730,964	$805,839

Condensed Statements of Earnings

(In thousands)

	Twelve months ended December 31,
	2008	2007	% Change	2006	% Change
Income:
Income in equity of subsidiaries	$27,306	$78,943	(65.4)%	$94,760	(16.7)%
Net investment income	6,238	9,498	(34.3)%	7,479	27.0%
Realized gain (loss) on investments	257	(910)	(128.2)%	(160)	468.8%

Total income	$33,801	$87,531	(61.4)%	$102,079	(14.3)%

Costs and Expenses:
Interest expense	11,071	11,067	—	11,064	—
Corporate general and administrative expenses	6,958	7,843	(11.3)%	7,091	10.6%
Other expense	239	—	—	—	—

Total expenses	$18,268	$18,910	(3.4)%	$18,155	4.2%

Earnings before income taxes	15,533	68,621	(77.4)%	83,924	(18.2)%
Provision for income taxes	(3,724)	(3,323)	12.1%	(3,358)	(1.0)%

Net earnings	$19,257	$71,944	(73.2)%	$87,282	(17.6)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION—PARENT ONLY

Condensed Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2008	2007	2006
Operating Activities
Net income	$19,257	$71,944	$87,282
Equity in consolidated subsidiaries	(27,306)	(78,943)	(94,760)
Other	4,067	5,120	2,193

Net cash used in operating activities	$(3,982)	$(1,879)	$(5,285)

Investing Activities
Purchase of fixed maturity investments	$(92,361)	$(169,982)	$(130,940)
Maturities and redemptions of fixed maturity investments	7,479	49,416	41,945
Sale of fixed maturities	141,818	159,835	950
Dividends received from subsidiary	70,000	85,000	160,000
Capital contributed to subsidiaries	(2,133)	(862)	(680)

Net cash provided by investing activities	$124,803	$123,407	$71,275

Financing Activities
Proceeds from stock option exercise and employee stock purchase plan	$809	$2,848	$2,811
Accelerated share repurchase plan settlement payment	(768)	—	—
Acquisition of treasury stock	(87,397)	(144,881)	(48,885)
Dividends paid to shareholders	(6,811)	(6,707)	(6,099)

Net cash used in financing activities	$(94,168)	$(148,740)	$(52,173)

Net increase (decrease) in cash and cash equivalents	$26,653	$(27,212)	$13,817

Cash and cash equivalents at beginning of period	21,662	48,874	35,057

Cash and cash equivalents at end of period	$48,315	$21,662	$48,874

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2008

(IN THOUSANDS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2008	$70,101	$544,756	—	$380,425	$922,451	$57,950	$677,782	$(29,372)	$75,774	$129,272	$714,359	$892,090
2007	75,774	$618,409	—	411,237	1,031,564	67,387	740,769	(13,485)	76,836	160,645	705,544	1,014,262
2006	76,836	596,029	—	430,973	948,665	68,413	666,335	(31,200)	70,380	155,730	677,134	982,190

(a)	Gross of reinsurance recoverables of $20,516, $28,219 and $27,579 at December 31, 2008, 2007 and 2006, respectively.
(b)	Gross of prepaid reinsurance premium of $1,372, $1,823 and $4,257 at December 31, 2008, 2007 and 2006, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed: February 27, 2009

Infinity Property and Casualty Corporation

By:	/s/ JAMES R. GOBER
James R. Gober
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ JAMES R. GOBER	Chairman of the Board of Directors, Chief Executive Officer, and President (principal executive officer)	February 27, 2009
James R. Gober

/s/ SAMUEL J. SIMON Samuel J. Simon	Executive Vice President, General Counsel, Secretary, and Director	February 27, 2009

/s/ ROGER SMITH Roger Smith	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer )	February 27, 2009

/s/ WILLIAM S. STARNES	Director	February 27, 2009
William S. Starnes

/s/ JORGE G. CASTRO	Director*	February 27, 2009
Jorge G. Castro

/s/ HAROLD E. LAYMAN	Director	February 27, 2009
Harold E. Layman

/s/ DRAYTON NABERS, JR.	Director	February 27, 2009
Drayton Nabers, Jr.

/s/ GREGORY C. THOMAS	Director*	February 27, 2009
Gregory C. Thomas

/s/ SAMUEL J. WEINHOFF	Director*	February 27, 2009
Samuel J. Weinhoff

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

4.1	Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)

Material Contracts:

10.1	Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)

10.2	Side Letter Agreement to amend Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on February 1, 2007)

10.3	Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.4	Non-Employee Directors’ Stock Ownership Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 12, 2005)	(*)

10.5	Lease between Colonial Properties and Infinity, dated August 26, 2003 for Colonnade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.6	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.7	Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on May 21, 2008)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS - CONTINUED

Number	Exhibit Description
10.8	Amended and Restated Credit Agreement, dated August 31, 2008 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 4, 2008)

10.9	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on July 28, 2004)	(*)

10.10	Deferred Compensation Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on February 19, 2003)	(*)

10.11	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.19 to Infinity’s Form 10-K filed on March 10, 2005)	(*)

10.12	Amended 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.13	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.14	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.15	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.16	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.17	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.7 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.18	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.6 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.19	2006 Annual Executive Bonus Plan (incorporated by reference to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 28, 2006)	(*)

10.20	Accelerated Share Repurchase Agreement, dated September 7, 2007, between Infinity and an affiliate of Lehman Brothers, Inc. (incorporated by reference to Exhibits 10.1 and 10.2 to Infinity’s 8-K filed on September 7, 2007)

10.21	Amended and Restated 2008 Performance Share Plan (incorporated by reference to Exhibit 10.2 to Infinity’s 8-K filed on May 21, 2008)	(*)

10.22	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Exhibit 10.2 to Infinity’s 8-K filed on May 21, 2008)	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*)	Management Contract or Compensatory Plan or Arrangement.