Form 10-Q
period 2009-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2009-05-08
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 13,712,797 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008	Change
Revenues:
Earned premium	$214,667	$235,064	(8.7)%
Net investment income	13,644	15,324	(11.0)%
Realized losses on investments	(6,127)	(1,381)	343.6%
Other income	48	191	(74.9)%

Total revenues	222,233	249,198	(10.8)%

Costs and expenses:
Losses and loss adjustment expenses	151,269	169,521	(10.8)%
Commissions and other underwriting expenses	47,100	52,511	(10.3)%
Interest expense	2,768	2,767	0.0%
Corporate general and administrative expenses	1,671	1,902	(12.1)%
Restructuring charges	10	334	(97.0)%
Other expenses	628	1,423	(55.9)%

Total costs and expenses	203,446	228,458	(10.9)%

Earnings before income taxes	18,787	20,740	(9.4)%
Provision for income taxes	7,964	6,739	18.2%

Net earnings	$10,823	$14,001	(22.7)%

Earnings per common share:
Basic	$0.77	$0.87	(11.5)%
Diluted	0.76	0.86	(11.6)%

Average number of common shares:
Basic	13,976	16,129	(13.4)%
Diluted	14,185	16,348	(13.2)%

Cash dividends per common share	$0.12	$0.11	9.1%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,039,618 and $1,024,121)	$1,061,347	$1,032,237
Equity securities - at fair value (amortized cost $31,274 and $31,157)	27,651	31,157

Total investments	1,088,998	1,063,394
Cash and cash equivalents	93,726	109,274
Accrued investment income	10,533	11,028
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $11,053 and $11,652	313,625	300,751
Property, plant and equipment, net of accumulated depreciation of $52,402 and $49,989	32,366	33,342
Prepaid reinsurance premium	1,953	1,661
Recoverables from reinsurers (includes $468 and $2,898 on paid losses and loss adjustment expenses)	19,930	23,413
Deferred policy acquisition costs	73,377	70,101
Current and deferred income taxes	8,405	20,920
Prepaid expenses, deferred charges and other assets	11,716	14,779
Goodwill	75,275	75,275

Total assets	$1,729,904	$1,723,938

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$531,120	544,756
Unearned premium	397,814	380,425
Payable to reinsurers	280	954
Long-term debt (fair value $178,781 and $179,063)	199,586	199,567
Commissions payable	24,217	22,568
Payable for securities purchased	1,182	293
Accounts payable, accrued expenses and other liabilities	46,067	50,042

Total liabilities	1,200,266	1,198,607

Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,042,890 and 21,041,444 shares issued	21,009	20,999
Additional paid-in capital	342,254	341,889
Retained earnings	448,186	439,051
Accumulated other comprehensive income, net of tax	11,187	5,987
Treasury stock, at cost (7,189,162 and 6,895,262 shares)	(292,998)	(282,594)

Total shareholders’ equity	529,638	525,331

Total liabilities and shareholders’ equity	$1,729,904	$1,723,938

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2007	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$14,001	$—	$—	$14,001
Net change in post-retirement benefit liability, net of tax	—	—	—	(16)	—	(16)
Change in unrealized gain on investments, net of tax	—	—	—	(1,335)	—	(1,335)

Comprehensive income						$12,650
Dividends paid to common shareholders	—	—	(1,783)	—	—	(1,783)
Employee stock purchases, including tax benefit	2	72	—	—	—	74
Exercise of stock options, including tax benefit	3	51	—	—	—	54
Share-based compensation expense – options	—	122	—	—	—	122
Share-based compensation expense – restricted stock	5	194	—	—	—	199

Balance at March 31, 2008	$20,952	$340,634	$438,856	$7,002	$(194,904)	$612,540

Net earnings	$—	$—	$5,256	$—	$—	$5,256
Net change in post-retirement benefit liability, net of tax	—	—	—	209		209
Change in unrealized gain on investments, net of tax	—	—	—	(1,223)	—	(1,223)

Comprehensive income						$4,242
Dividends paid to common shareholders	—	—	(5,028)	—	—	(5,028)
Employee stock purchases, including tax benefit	5	177	—	—	—	182
Exercise of stock options, including tax benefit	17	482	—	—	—	499
Share-based compensation expense – options	—	334	—	—	—	334
Share-based compensation expense – restricted stock	13	583	—	—	—	596
Share-based compensation expense – performance share plan	4	154	—	—	—	159
Stock granted to directors	7	293	—	—	—	300
Acquisition of treasury stock	—	—	—	—	(87,690)	(87,690)
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	(768)
Other	—	—	(34)	—	—	(34)

Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$10,823	$—	$—	$10,823
Net change in post-retirement benefit liability, net of tax	—	—	—	(24)	—	(24)
Change in unrealized gain on investments, net of tax	—	—	—	5,225	—	5,225

Comprehensive income						$16,024
Dividends paid to common shareholders	—	—	(1,687)	—	—	(1,687)
Employee stock purchases, including tax benefit	1	56	—	—	—	57
Exercise of stock options, including tax benefit	—	—	—	—	—	—
Share-based compensation expense – options	—	(43)	—	—	—	(43)
Share-based compensation expense – restricted stock	5	194	—	—	—	199
Share-based compensation expense – performance share plan	4	157	—	—	—	161
Acquisition of treasury stock	—	—	—	—	(10,403)	(10,403)

Balance at March 31, 2009	$21,009	$342,254	$448,186	$11,187	$(292,998)	$529,638

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net earnings	$10,823	$14,001
Adjustments:
Depreciation and amortization	1,748	2,354
Realized losses on investing activities	6,127	1,381
Share-based compensation expense	318	321
Decrease in accrued investment income	496	1,362
Increase in agents’ balances and premium receivable	(12,874)	(8,701)
Decrease (increase) in reinsurance receivables	3,192	(703)
Increase in deferred policy acquisition costs	(3,277)	(3,473)
Decrease in other assets	10,814	4,061

Increase (decrease) in insurance claims and reserves	3,752	(10,063)
Decrease in payable to reinsurers	(675)	(156)
Decrease in other liabilities	(2,328)	(8,572)

Net cash provided by (used in) operating activities	18,115	(8,188)

Investing activities:
Purchases of and additional investments in:
Fixed maturities	(126,973)	(152,447)
Equity securities	(117)	(265)

Property and equipment	(1,437)	(2,966)
Maturities and redemptions of fixed maturity investments	31,519	18,629
Sales:
Fixed maturities	75,007	138,606

Net cash (used in) provided by investing activities	(22,001)	1,558

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	57	129
Acquisition of treasury stock	(10,032)	—
Dividends paid to shareholders	(1,687)	(1,783)

Net cash used in financing activities	(11,662)	(1,653)
Net decrease in cash and cash equivalents	(15,548)	(8,283)
Cash and cash equivalents at beginning of period	109,274	46,831

Cash and cash equivalents at end of period	$93,726	$38,548

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

INDEX TO NOTES

1. Reporting and Accounting Policies	7. Supplemental Cash Flow Information

2. Share-Based Compensation	8. Insurance Reserves

3. Computation of Earnings Per Share	9. Restructuring Charges

4. Long-Term Debt	10. Commitments and Contingencies

5. Investments	11. Benefit Plans

6. Income Taxes

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

Basis of Consolidation and Reporting

The accompanying consolidated financial statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

Schedules may not foot due to rounding.

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

New Accounting Standards Adopted

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. This FSP extends the current disclosure requirements of FASB Statement No. 107 to interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Infinity has elected to adopt this FSP for periods ending after June 15, 2009. Infinity believes that the adoption of FSP 107-1 will not have a material impact on the results of operations or financial position of the Company.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP 115-2 amends FASB Statement No. 115 to provide a new cause for the recognition of other-than-temporary impairment of debt securities and in some cases provide for the bifurcation of the impairment into two amounts, one to be recognized in net earnings and the other in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Infinity has elected to adopt the FSP for periods ending after June 15, 2009 and is currently evaluating the potential impact of these statements on the results of operations and financial position of the company.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP amends FASB Statement No. 157 to provide additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also provides clarifications on circumstances that may indicate that a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Infinity has elected to adopt this FSP for periods ending after June 15, 2009 and is currently evaluating the potential impact of these statements on the results of operations and financial position of the company.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total shareholders’ equity or net earnings as previously reported.

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through March 31, 2009. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s Amended 2002 Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the first quarter of 2009, $0.2 million of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 20,047 shares have been issued through March 31, 2009. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP is 1,000,000, of which 33,502 have been issued through March 31, 2009. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended March 31, 2009 and 2008 approximated $9,000 and $13,000, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Performance Share Plan

On May 20, 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to further align the interest of management with the long-term shareholders of the company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee shall (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period (a “Performance Measurement Cycle”), (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. During the first quarter of 2009, $0.2 million of expense was recorded in the Consolidated Statements of Earnings related to the Performance Share Plan. No shares have been issued under this plan.

Stock Option Plan

Infinity’s Stock Option Plan (“SOP”) was amended in May 2008 to prohibit any future grant of stock options from the plan after May 20, 2008. No options have been granted since 2004. Options were generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. All of the options under this plan have fully vested. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.

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

The weighted-average grant date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of March 31, 2009	128,600	209,960

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following chart describes activity for Infinity’s Stock Option Plan for the three months ended March 31, 2009:

Options	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of December 31, 2008	338,560	$22.81
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2009	338,560	$22.81	4.27	$3.8

Vested or expected to vest as of March 31, 2009	338,560	$22.81	4.27	$3.8
Exercisable as of March 31, 2009	338,560	$22.81	4.27	$3.8

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

There were no options exercised in the three months ended March 31, 2009. Cash received from option exercises for the three months ended March 31, 2008 was less than $0.1 million. The actual tax benefit realized for the tax deductions from options exercised was less than $0.1 million for the three months ended March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 was less than $0.1 million.

The total fair value of stock options which vested during each of the three months ended March 31, 2009 and 2008 was less than $0.5 million and $0.9 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computation of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended March 31,
	2009	2008
Net earnings for basic and diluted earnings per share	$10,823	$14,001
Average basic shares outstanding	13,976	16,129

Basic earnings per share	$0.77	$0.87

Average basic shares outstanding	13,976	16,129
Restricted stock not yet vested	72	72
Dilutive effect of assumed option exercises	138	147

Average diluted shares outstanding	14,185	16,348

Diluted earnings per share	$0.76	$0.86

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The March 31, 2009 fair value of $178.8 million was calculated using a 551 basis point spread to the ten-year U.S. Treasury Note of 2.665%.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At March 31, 2009, there were no borrowings outstanding under the Credit Agreement.

Note 5 Investments

All fixed maturity and equity securities are considered “available-for-sale” and reported at fair value with unrealized gains or losses reported after-tax (net of the valuation allowance) in other comprehensive income. Fair values of instruments are based on (i) quoted prices in active markets for identical assets (Level 1), (ii) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets (Level 2) or (iii) valuations derived from valuation techniques in which one or more significant inputs are unobservable in the marketplace (Level 3).

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$204,826	$856,313	$27,859	$1,088,998
% of Total	18.8%	78.6%	2.6%	100.0%

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

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2009 (in thousands):

Available-for-Sale Securities

Balance at December 31, 2008	$45,556
Total gains or losses (realized or unrealized)
Included in net earnings	(2,100)
Included in other comprehensive income	(32)
Purchases, sales, issuances and settlements	(10,438)
Transfers in to Level 3	—
Transfers out of Level 3	(5,128)

Balance at March 31, 2009	$27,859

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings.

Of the $27.9 million fair value of securities in Level 3, which consists of 25 securities, 21 are priced based on non-binding broker quotes or prices from various outside sources. When there are multiple prices obtained for the same security, the lowest price is used as the basis for the fair value presented in the financial statements. The remaining 4 securities are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at March 31, 2009 and the average spreads to Treasury for the rating of the security being priced. For one security, which is no longer rated, the assumed rating for valuation purposes was ‘D’.

Summarized information for Infinity’s investment portfolio follows (in thousands):

	March 31, 2009
				Gross Unrealized
	Amortized Cost or Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,039,618	$1,061,347	97.5%	$31,398	$(9,668)
Equity securities	31,274	27,651	2.5%	—	(3,623)

Total	$1,070,892	$1,088,998	100%	$31,398	$(13,291)

	December 31, 2008
				Gross Unrealized
	Amortized Cost or Cost	Fair Value	% of Total Fair Value	Gain	Loss
Fixed maturities	$1,024,121	$1,032,237	97.1%	$25,000	$(16,883)
Equity securities	31,157	31,157	2.9%	—	—

Total	$1,055,277	$1,063,394	100%	$25,000	$(16,883)

	March 31, 2009	December 31, 2008
Number of positions held with unrealized:
Gains	312	224
Losses	125	160

Number of positions held that individually exceed unrealized:
Gains of $500,000	9	9
Losses of $500,000	3	5

Percentage of positions held with unrealized:
Gains that were investment grade	80%	96%
Losses that were investment grade	80%	81%

Percentage of fair value held with unrealized:
Gains that were investment grade	97%	100%
Losses that were investment grade	94%	94%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at March 31, 2009 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% to 10%*	Greater than 10%*
Less than or equal to:
Three months	$100,031	$(5,737)	$(1,034)	$(1,080)	$(3,623)
Six months	16,514	(1,011)	(144)	(271)	(595)
Nine months	53,233	(2,499)	(1,081)	(722)	(696)
Twelve months	42,167	(2,227)	(421)	(1,806)	—
Greater than twelve months	41,266	(1,817)	(1,267)	(550)	—

Total	$253,210	$(13,291)	$(3,947)	$(4,430)	$(4,914)

*	As compared to amortized cost or cost.

Infinity has both the ability and intent to hold those securities with unrealized losses for a period of time sufficient to allow for any anticipated recovery in fair value.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	the length of time the security’s market value has been below its cost;

•	the extent to which fair value is less than cost basis;

•	the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value;

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists; and

•	third-party research and credit rating reports.

Management regularly evaluates for potential impairment each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

During the first quarter of 2009, Infinity recorded cumulative, pre-tax impairments for unrealized losses on securities deemed other-than-temporary of $7.5 million. During the first quarter of 2008, Infinity recorded cumulative, pre-tax impairments for unrealized losses deemed other-than-temporary of $4.2 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Three months ended March 31, 2009
Unrealized holding gains (losses) on securities arising during the period	$7,487	$(3,623)	$(2,620)	$1,243
Realized losses (gains) included in net earnings	6,127	—	(2,144)	3,982

Change in unrealized gains (losses) on marketable securities, net	$13,613	$(3,623)	$(4,765)	$5,225

Three months ended March 31, 2008
Unrealized holding gains (losses) on securities arising during the period	$1,333	$(4,767)	$1,201	$(2,233)
Realized losses (gains) included in net earnings	1,381	—	(483)	898

Change in unrealized gains (losses) on marketable securities, net	$2,714	$(4,767)	$718	$(1,335)

The after-tax unrealized gain is net of the tax valuation allowance relating to unrealized losses on equity securities.

Note 6 Income Taxes

Income tax expense for the three month period ended March 31, 2009 was $8.0 million, compared to $6.7 million for the same period of 2008. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended March 31,
	2009	2008
Earnings before income taxes	$18,787	$20,740

Income taxes at statutory rate	6,575	7,259
Effect of:
Dividends-received deduction	(40)	(45)
Tax-exempt interest	(597)	(791)
Adjustment to valuation allowance	2,034	158
Other	(8)	158

Provision for income taxes as shown on the Consolidated Statements of Earnings	$7,964	$6,739

GAAP effective tax rate	42.4%	32.5%

Infinity increased its tax valuation allowance by approximately $2.0 million and $0.2 million in the first quarter of 2009 and 2008, respectively, primarily due to an increase in the reserve for other-than-temporary impaired securities.

In June 2008, the Internal Revenue Service began an examination of the 2005 tax year. In August 2008, the examination was expanded to include the 2006 tax year. In December 2008, the examination was completed with one issue identified, which relates to whether corporate litigation losses are deductible for tax purposes when reserved versus paid. The Company filed a protest regarding this issue with the Internal Revenue Service and expects to resolve the matter in appeals during 2009. Regardless of the outcome of this appeal, the impact to Infinity’s financial position will be immaterial.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for stock-based compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31,
	2009	2008
Income tax payments	$200	$—
Interest payments on debt	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2009	2008
Balance at Beginning of Period
Unpaid losses on known claims	$179,530	$225,415
IBNR losses	196,891	186,402
LAE	168,335	206,592

Total unpaid losses and LAE	544,756	618,409
Reinsurance recoverables	(20,516)	(28,219)

Unpaid losses and LAE, net of reinsurance recoverables	524,241	590,190

Current Activity
Loss and LAE incurred:
Current accident year	161,040	175,465
Prior accident years	(9,771)	(5,944)

Total loss and LAE incurred	151,269	169,521

Loss and LAE payments:
Current accident year	(49,561)	(55,116)
Prior accident years	(114,290)	(140,202)

Total loss and LAE payments	(163,851)	(195,318)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	511,658	564,393
Add back reinsurance recoverables	19,461	26,839

Total unpaid losses and LAE	$531,120	$591,232

Unpaid losses on known claims	$171,700	$208,516
IBNR losses	194,121	182,461
LAE	165,299	200,255

Total unpaid losses and LAE	$531,120	$591,232

The $9.8 million of favorable reserve development during the three months ended March 31, 2009 primarily relates to personal auto coverage in California, Florida and New York.

The $5.9 million of favorable reserve development during the three months ended March 31, 2008 primarily relates to the personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from Infinity’s former parent company’s principal property and casualty subsidiary, Great American Insurance Company.

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

Restructuring costs incurred in 2006, 2007, 2008 and the three months ended March 31, 2009 are as follows (in thousands):

	2006	2007	2008	Three months ended March 31, 2009	Total
Employee related costs	$4,782	$(562)	$331	$10	$4,561
Contract termination costs	—	1,929	389	—	2,318
Other exit costs	—	326	68	—	394

Total	$4,782	$1,693	$788	$10	$7,273

Infinity does not expect to incur any additional costs related to the restructuring.

Activities related to accrued restructuring charges as of March 31, 2009 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2008	$139	$1,229	$—	$1,368
Incurred	14	—	—	14
Costs paid or settled	(117)	(183)	—	(300)
Net adjustments	(4)	—	—	(4)

Balance at March 31, 2009	$32	$1,045	$—	$1,077

Note 10 Commitments and Contingencies

Commitments

There are no material changes from the contractual obligations discussed in Note 15 of the Form 10-K for the year ended December 31, 2008.

Contingencies

For material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2008, refer to Part II, Item 1, Legal Proceedings and other-than-temporary impairments on investments contained in Note 5 Investments.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 11 Benefit Plans

The following table discloses the components of net periodic post-retirement benefit cost (in thousands):

	For the three months ended March 31,
	2009	2008
Service cost	$26	$33
Interest cost	43	45
Amortization of prior service cost	(17)	(17)
Amortization of net cumulative (gain)/loss	(21)	(8)

Net periodic post-retirement benefit cost	$31	$53

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part II, Item 1A of this report, as well as in Part I, Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2008.

OVERVIEW

Net earnings and diluted earnings per share for the three months ended March 31, 2009 were $10.8 million and $0.76, respectively, compared with $14.0 million and $0.86, respectively, for the three months ended March 31, 2008.

The decline in diluted earnings per share for the three months ended March 31, 2009 is primarily due to $6.1 million of net realized losses on investments during the first quarter of 2009 compared to $1.4 million of net realized losses during the first quarter of 2008. Included in the net realized loss for the first quarter of 2009 is $7.5 million of other-than-temporary impairments on fixed income securities compared with $4.2 million of impairments during the first quarter of 2008.

Included in net earnings for the three months ended March 31, 2009 were $6.4 million ($9.8 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared with $3.9 million ($5.9 million pre-tax) for the three months ended March 31, 2008. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues declined 10.8% for the three months ended March 31, 2009 compared with the same period in 2008. The decline is primarily attributable to both the increase in realized losses on investments discussed above, as well as a decline in earned premium as a result of decreases in gross written premium in states such as Arizona, Florida and Georgia. See Results of Operations – Underwriting – Premium for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased 1.1% from $37.80 at March 31, 2008 to $38.23 at March 31, 2009. Annualized return on equity for the three months ended March 31, 2009 was 8.2% compared with 9.2% for the three months ended March 31, 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Underwriting

Premium

Infinity’s insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, Infinity believes that it is generally understood to mean coverage for drivers who, because of their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. Infinity also writes commercial vehicle insurance and insurance for classic collectible automobiles (“Classic Collector”).

Infinity is licensed to write insurance in all 50 states and the District of Columbia, but focuses its operations in targeted urban areas (“Urban Zones”) identified within selected focus states that management believes offer the greatest opportunity for premium growth and profitability.

Infinity classifies the states in which it operates into three categories:

•	“Focus States” – Infinity has identified Urban Zones in these states which include: Arizona, California, Florida, Georgia, Illinois, Nevada, Pennsylvania and Texas.

•

“Maintenance States” – Infinity is maintaining its writings in these states which include: Alabama, Colorado, Connecticut, Missouri, Ohio, South Carolina, and Tennessee. Infinity believes each state offers the Company an opportunity for underwriting profit.

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

Infinity continually evaluates its market opportunities; thus the Focus States, Urban Zones, Maintenance States and Other States may change over time as new market opportunities arise, as the allocation of resources changes, or as regulatory environments change. In the tables below, Infinity has restated 2008 premium, policies-in-force and combined ratios to be consistent with the 2009 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premium for the three months ended March 31, 2009 and 2008 ($ in thousands):

	Three months ended March 31,
	2009	2008	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$181,108	$192,092	$(10,984)	(5.7)%
Non-Urban Zones	24,866	31,188	(6,322)	(20.3)%

Total Focus States	205,974	223,280	(17,307)	(7.8)%
Maintenance States	9,589	13,752	(4,163)	(30.3)%
Other States	422	988	(565)	(57.2)%

Subtotal	215,985	238,020	(22,035)	(9.3)%

Commercial Vehicle	12,841	10,869	1,972	18.1%
Classic Collector	4,349	4,366	(17)	(0.4)%
Other	80	221	(142)	(64.0)%

Total gross written premium	233,254	253,476	(20,222)	(8.0)%
Ceded reinsurance	(1,300)	(1,262)	(37)	2.9%

Net written premium	231,955	252,214	(20,259)	(8.0)%
Change in unearned premium	(17,288)	(17,150)	(138)	0.8%

Net earned premium	$214,667	$235,064	$(20,397)	(8.7)%

The following table shows Infinity’s policies-in-force as of March 31, 2009 and 2008:

	As of March 31,
	2009	2008	$ Change	Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	592,380	599,911	(7,531)	(1.3)%
Non-Urban Zones	73,843	90,389	(16,546)	(18.3)%

Total Focus States	666,223	690,300	(24,077)	(3.5)%
Maintenance States	30,270	41,665	(11,395)	(27.3)%
Other States	1,616	3,730	(2,114)	(56.7)%

Total personal auto insurance	698,109	735,695	(37,586)	(5.1)%

Commercial Vehicle	22,029	15,211	6,818	44.8%
Classic Collector	61,218	60,524	694	1.1%
Other	217	816	(599)	(73.4)%

Total policies-in-force	781,573	812,246	(30,673)	(3.8)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium decreased 8.0% during the first quarter of 2009 when compared with the first quarter of 2008. During the first three months of 2009, Infinity implemented 9 rate revisions in various states with an overall rate increase of less than 1%. Policies-in-force at March 31, 2009 decreased 3.8% compared with the same period in 2008. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premium.

During the first quarter of 2009, personal auto insurance gross written premium in Infinity’s eight Focus States decreased 7.8% compared with the same period in 2008. The decline in gross written premium is primarily a result of declines in Arizona, Florida and Georgia. Gross written premium in Arizona declined 33.2% during the first quarter of 2009 as compared with the first quarter of 2008. This decline is due to a weakening economy and increased immigration enforcement. Gross written premium in Florida declined 26.2% during the first three months of 2009 as compared with the same period of 2008. The decline in gross written premium is due primarily to Infinity raising rates 15.1% during 2008 to improve profitability in Florida. A decline in Georgia’s gross written premium of 24.3% during the first quarter of 2009 as compared with the same period of 2008 is primarily a result of rate increases totaling approximately 10.0% during late 2008 and early 2009. Premium in California, Infinity’s largest state by premium volume, was down just 1.3% for the first quarter of 2009 as compared to the same period of 2008.

Partially offsetting the decline in premium in Arizona, Florida and Georgia during the first quarter of 2009 were increases in gross written premium in Illinois and Nevada. Illinois’s gross written premium increased 451.9% during the first quarter of 2009 as compared to the first quarter of 2008. This growth is primarily attributable to the recent introduction of the Chicago Urban Zone. Nevada’s gross written premium increased 25.8% during the first quarter of 2009 primarily as a result of continued marketing efforts and growth in the Las Vegas Urban Zone.

Gross written premium in the Maintenance States declined 30.3% during the first quarter of 2009. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 18.1% during the first quarter of 2009 as compared with the same periods of 2008. During 2007, Infinity revised its rating structure and reintroduced the program in states such as California, Connecticut, Georgia and Texas. In addition, increased marketing and advertising led to the growth in gross written premium.

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

While financial data is reported in accordance with GAAP for shareholder and other investment purposes it is reported on a statutory basis for insurance regulatory purposes. Infinity evaluates underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium are earned; on a statutory basis these items are expensed as incurred. Costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2009			2008			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	71.9%	19.2%	91.1%	79.1%	19.6%	98.6%	(7.1)%	(0.4)%	(7.5)%
Non-Urban Zones	69.5%	21.8%	91.3%	67.3%	21.2%	88.5%	2.2%	0.6%	2.8%

Total Focus States	71.6%	19.5%	91.1%	77.4%	19.8%	97.2%	(5.8)%	(0.3)%	(6.1)%
Maintenance States	74.0%	27.8%	101.7%	77.4%	23.1%	100.5%	(3.4)%	4.6%	1.2%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	71.9%	20.0%	91.8%	77.6%	20.0%	97.6%	(5.7)%	0.0%	(5.7)%

Commercial Vehicle	67.0%	22.1%	89.1%	36.6%	22.7%	59.2%	30.5%	(0.6)%	29.9%
Classic Collector	28.7%	41.9%	70.6%	27.2%	45.9%	73.1%	1.6%	(4.1)%	(2.5)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.5%	20.6%	91.0%	72.2%	20.7%	93.0%	(1.8)%	(0.2)%	(2.0)%

GAAP ratios	70.5%	21.9%	92.4%	72.1%	22.4%	94.5%	(1.6)%	(0.5)%	(2.1)%

NM: not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the first quarter of 2009 decreased 2.0 points compared with the same period of 2008. The first quarter of 2009 and 2008 benefited from $9.8 million and $5.9 million, respectively, of favorable development on loss and LAE reserves. Losses from catastrophes were less than $0.1 million and $0.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

The combined ratio decrease of 6.1 points in the Focus States is primarily attributable to favorable development on loss and LAE reserves in California and Florida.

The loss and LAE ratio in the Maintenance States for the three months ended March 31, 2009 declined compared with the first quarter of 2008 as a result of unfavorable development on loss and LAE reserves in Tennessee recorded during the first quarter of 2008. The increase in the underwriting ratio in the Maintenance States is attributable to a decline in premium while fixed expenses in these states remained flat.

The loss and LAE ratio for the Commercial Vehicle business increased substantially during the first quarter of 2009 compared with the same period in 2008 primarily as a result of an increase in the loss ratio in California due to a shift toward new business, which typically has a higher loss ratio than renewal business. Additionally, there was an increase in the loss ratio in the Non-Focus states during the first quarter of 2009 when compared with the same period in 2008 as a result of favorable development on loss and LAE reserves in these states recorded during the first quarter of 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2009	2008
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$13,870	$15,585
Dividends on equity securities	194	215

Gross investment income	14,064	15,800
Investment expenses	(420)	(476)

Net investment income	$13,644	$15,324

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months ended March 31, 2009 declined compared to the same period in 2008 primarily due to a decrease in average investment balances of 11.7% in addition to a 34 basis point decline in book yields as a result of a general decline in market interest rates for high quality bonds.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Impairments on securities held	Realized gains on sales	Total realized losses	Impairments on securities held	Realized gains on sales	Total realized losses
Fixed maturities	$(7,516)	$1,389	$(6,127)	$(4,197)	$2,816	$(1,381)
Equities	—	—	—	—	—	—

Total	$(7,516)	$1,389	$(6,127)	$(4,197)	$2,816	$(1,381)

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

Had Infinity recorded additional impairment charges on all its unrealized losses that were more than twelve months old at March 31, 2009, the pre-tax earnings impact would have been $1.8 million.

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 4 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for each of the three months ended March 31, 2009 and 2008 was $2.8 million.

Other Income

Other income for the three months ended March 31, 2009 remained relatively flat at less than $0.1 million compared to $0.2 million for the corresponding period of 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expense

Other expense for the three months ended March 31, 2009 was $0.6 million compared to $1.4 million for the corresponding period of 2008. The decrease in other expenses is primarily due to a decrease in corporate litigation expenses.

Income Taxes

The Company’s GAAP effective tax rate was 42.4% and 32.5% for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, Infinity increased its tax valuation allowance by approximately $2.0 million and $0.2 million, respectively, primarily due to an increase in other-than-temporary impairments of securities.

(See Note 6 of the Consolidated Financial Statements for additional information)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average approximately $7.0 million annually.

At March 31, 2009, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 4 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2009, Infinity increased its quarterly dividend to $0.12 per share from $0.11 per share. At this current amount, Infinity’s 2009 annualized dividend payments would be approximately $6.7 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Effective July 24, 2008, Infinity’s Board of Directors authorized an increase in the repurchase authority under the program by $74.3 million to $100.0 million as of that date (for an aggregate of $174.3 million since inception) and extended the date to execute this program to December 31, 2009. During the first quarter of 2009, Infinity repurchased 293,900 shares at an average cost, excluding commissions, of $35.37. As of March 31, 2009, Infinity had $31.0 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of March 31, 2009, Infinity had $127.5 million of cash and investments. In 2009, Infinity’s insurance subsidiaries may pay to Infinity up to $43.0 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2009, $10.0 million of dividends were paid to Infinity by its insurance subsidiaries.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At March 31, 2009, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and investment income on its $1.0 billion investment portfolio. Infinity’s insurance subsidiaries’ generated a positive cash flow of approximately $27.6 million for the three months ended March 31, 2009 and generated a negative cash flow of approximately $2.8 million during the same period of 2008.

Management believes that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance

Infinity uses excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophic losses. During 2009, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity also uses reinsurance to mitigate losses on its Classic Collector business. Effective December 1, 2008, Infinity entered into a reinsurance agreement that provides for protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss with a claims occurrence date between December 1, 2008 and November 30, 2009.

Premium ceded under all reinsurance agreements for each of the three months ended March 31, 2009 and 2008 was $1.3 million.

Investments

Infinity’s consolidated investment portfolio at March 31, 2009 contained approximately $1.1 billion in fixed maturity securities and $27.7 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2009, Infinity had pre-tax net unrealized gains of $21.7 million on fixed maturities and pre-tax net unrealized losses of $3.6 million on equity securities. Combined, the pre-tax net unrealized gain increased by $10.0 million for the three months ended March 31, 2009.

Approximately 95.4% of Infinity’s fixed maturity investments at March 31, 2009 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio is 3.08 years at March 31, 2009.

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

Level 1 securities are U.S. Treasury securities and an exchange-traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than those backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at March 31, 2009 is as follows (in thousands):

	Amortized Cost or Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government and agencies:
U.S. government	169,672	177,175	16.3%
Government sponsored agencies	57,097	57,955	5.3%

Total U.S. government and agencies	226,770	235,129	21.6%

State and municipal	227,457	234,068	21.5%

Mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”):

Residential mortgage-backed securities	196,026	203,261	18.7%

Commercial mortgage-backed securities	36,394	35,033	3.2%

Collateralized mortgage obligations:
Planned amortization class	62,293	62,036	5.7%
Whole loan	11,730	11,285	1.0%
Sequentials	10,580	10,385	1.0%
Scheduled	3,246	3,485	0.3%
Accretion directed	1,673	1,713	0.2%
Junior tranche	674	707	0.1%

Total collateralized mortgage obligations	90,195	89,611	8.2%

Asset-backed securities secured by:
Equipment leases	9,070	9,375	0.9%
Home equity loans	5,887	5,849	0.5%
Auto loans	4,024	3,933	0.4%
Credit card receivables	623	631	0.1%

Total asset-backed securities	19,604	19,788	1.8%

Total MBS, CMO and ABS	342,219	347,693	31.9%

Corporates
Investment grade	196,227	195,883	18.0%
Non-investment grade	46,945	48,573	4.5%

Total corporates	243,172	244,457	22.4%

Total fixed maturities	1,039,618	1,061,347	97.5%
Equity securities	31,274	27,651	2.5%

Total investment portfolio	1,070,892	1,088,998	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At December 31, 2008, Infinity’s fixed maturity portfolio included 13 securities, or 1.6% of the total fair value of the fixed maturity portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, nine have AAA ratings. The remaining four securities have a combined fair value of $7.3 million and are all rated BBB or better by a nationally recognized rating agency.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at March 31, 2009, excluding Government Sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
1999	$—	$707	$—	$—	$—	$707	0.6%
2001	74	—	—	—	—	74	0.1%
2002	6,452	—	—	—	—	6,452	5.2%
2003	12,531	1,596	—	—	—	14,127	11.3%
2004	29,159	—	—	—	—	29,159	23.3%
2005	60,472	—	—	2,474	—	62,947	50.3%
2006	9,611	448	—	1,683	—	11,743	9.4%

Total Fair Value	$118,299	$2,752	$—	$4,157	$—	$125,208	100.0%

% of Total Fair Value	94.5%	2.2%	0.0%	3.3%	0.0%	100.0%

The following table presents the credit rating and fair value of Infinity’s GSE portfolio at March 31, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
2002	$11,534	$—	$—	$—	$—	$11,534	5.7%
2003	17,870	—	—	—	—	17,870	8.8%
2004	12,205	—	—	—	—	12,205	6.0%
2006	—	—	—	—	—	—	0.0%
2007	41	—	—	—	—	41	0.0%
2008	140,516	—	—	—	—	140,516	69.3%
2009	20,530	—	—	—	—	20,530	10.1%

Total Fair Value	$202,697	$—	$—	$—	$—	$202,697	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at March 31, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
2002	$590	$—	$—	$—	$—	$590	3.0%
2003	440	—	—	—	—	440	2.2%
2004	2,946	—	—	—	—	2,946	14.9%
2005	—	—	1,185	2,463	—	3,648	18.4%
2006	—	—	631	1,665	—	2,296	11.6%
2007	—	—	8,785	861	—	9,645	48.7%
2008	—	223	—	—	—	223	1.1%

Total Fair Value	$3,976	$223	$10,601	$4,989	$—	$19,788	100.0%

% of Total Fair Value	20.1%	1.1%	53.6%	25.2%	0.0%	100.0%

In 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by one or more Nationally Recognized Statistical Rating Organizations. These downgrades were a result of a perceived weakening of the insurers’ financial strength as a result of losses incurred on mortgage-backed and asset-backed securities. These securities experienced increased delinquencies and defaults as a result of a weakening economy and housing market in particular.

Infinity’s investment portfolio consists of $234.1 million of municipal bonds, of which $150.4 million are insured. Of the insured bonds, 34% are insured with FSA, 28% with MBIA, 21% with AMBAC, 16% with FGIC, and 1% with Assured Guaranty. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the insured municipal bond portfolio (in thousands):

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$14,666	9.8%	$34,986	41.8%	$49,652	21.2%
AA+, AA, AA-	60,144	40.0%	39,087	46.7%	99,231	42.4%
A+, A, A-	69,043	45.9%	7,633	9.1%	76,676	32.8%
BBB+, BBB, BBB-	5,078	3.4%	2,008	2.4%	7,086	3.0%
BB+, BB, BB-	1,423	0.9%	—	0.0%	1,423	0.6%

Total	$150,354	100.0%	$83,713	100.0%	$234,068	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2009, based on their fair values. Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

(in thousands)	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$66,902	$15,108	$247	$82,257	$81,703
After one year through five years	299,946	88,337	14,556	402,839	394,003
After five years through ten years	140,253	26,926	4,811	171,990	166,360
After ten years	40,817	14,223	1,527	56,568	55,332
MBS, CMO and ABS	250,153	80,964	16,576	347,693	342,219

Total	$798,071	$225,559	$37,717	$1,061,347	$1,039,618

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, there were no material changes to the information provided in Infinity’s Form 10-K for the year ended December 31, 2008 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2009. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first three months of 2009 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

The Company has not become a party to any material legal proceedings nor have there been any material developments in the Company’s legal proceedings disclosed in the Company’s Form 10-K for the year ended December 31, 2008. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the Form 10-K for the year ended December 31, 2008.

ITEM 1A

Risk Factors

There have been no material changes in the Company’s risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. For a description of the Company’s previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	49,200	$41.67	49,200	$39,309,738

February 1, 2009 – February 28, 2009	34,800	$38.66	34,800	37,963,457

March 1, 2009 – March 31, 2009	209,900	$33.34	209,900	30,958,426

Total	293,900	$35.37	293,900	$30,958,426

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the current remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million, and extended the date to complete the repurchases to the earlier of December 31, 2009 or the completion of all purchases contemplated by the Plan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 8, 2009		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)