Form 10-Q
period 2009-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2009-08-07
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 13,600,861 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30			Six months ended June 30
	2009	2008	% Change	2009	2008	% Change
Revenues:
Earned premium	$213,729	$233,363	(8.4)%	$428,396	$468,427	(8.5)%

Net investment income	12,152	14,823	(18.0)%	25,797	30,147	(14.4)%

Realized gains (losses) on investments*	170	(1,784)	(109.5)%	(5,957)	(3,165)	88.2%
Other income	23	1,456	(98.4)%	71	1,647	(95.7)%

Total revenues	226,075	247,858	(8.8)%	448,308	497,056	(9.8)%

Costs and Expenses:
Losses and loss adjustment expenses	150,825	165,851	(9.1)%	302,094	335,372	(9.9)%

Commissions and other underwriting expenses	45,551	56,997	(20.1)%	92,652	109,509	(15.4)%

Interest expense	2,769	2,768	0.0%	5,537	5,535	0.0%

Corporate general and administrative expenses	1,909	1,891	1.0%	3,581	3,792	(5.6)%

Restructuring charges / (reversals)	(8)	74	(110.8)%	2	408	(99.5)%
Other expenses	786	1,332	(41.0)%	1,414	2,755	(48.7)%

Total costs and expenses	201,832	228,913	(11.8)%	405,278	457,371	(11.4)%

Earnings before income taxes	24,243	18,945	28.0%	43,029	39,685	8.4%

Provision for income taxes	7,357	6,801	8.2%	15,321	13,540	13.2%

Net Earnings	$16,886	$12,144	39.0%	$27,709	$26,145	6.0%

Earnings per Common Share:
Basic	$1.24	$0.75	65.3%	$2.01	$1.62	24.1%

Diluted	1.22	0.74	64.9%	1.98	1.60	23.8%

Average number of Common Shares:
Basic	13,634	16,131	(15.5)%	13,804	16,130	(14.4)%

Diluted	13,828	16,354	(15.4)%	14,006	16,351	(14.3)%

Cash dividends per Common Share	$0.12	$0.11	9.1%	$0.24	$0.22	9.1%

* Realized gains (losses) before impairment losses	$999	$1,716	(41.8)%	$2,388	$4,532	(47.3)%

Unrealized losses on securities with impairment charges	(4,066)	(3,500)	16.2%	(11,582)	(7,697)	50.5%
Non-credit portion in other comprehensive income	3,238	—	0.0%	3,238	—	0.0%

Impairment losses recognized in earnings	(829)	(3,500)	(76.3)%	(8,345)	(7,697)	8.4%

Total realized gains (losses) on investments	$170	$(1,784)	(109.5)%	$(5,957)	$(3,165)	88.2%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,053,114 and $1,024,121)	$1,045,548	$1,032,237
Equity securities - at fair value (amortized cost $31,274 and $31,157)	32,349	31,157

Total investments	1,077,897	1,063,394
Cash and cash equivalents	122,241	109,274
Accrued investment income	10,322	11,028
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $9,971 and $11,652	306,609	300,751
Property, plant and equipment, net of accumulated depreciation of $37,115 and $49,989	30,671	33,342
Prepaid reinsurance premium	1,849	1,661
Recoverables from reinsurers (includes $1,475 and $2,898 on paid losses and loss adjustment expenses)	20,032	23,413
Deferred policy acquisition costs	71,219	70,101
Current and deferred income taxes	27,964	20,920
Prepaid expenses, deferred charges and other assets	9,072	14,779
Goodwill	75,275	75,275

Total assets	$1,753,151	$1,723,938

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$534,002	$544,756
Unearned premium	386,956	380,425
Payable to reinsurers	—	954
Long-term debt (fair value $155,750 and $179,063)	199,604	199,567
Commissions payable	22,908	22,568
Payable for securities purchased	1,609	293
Accounts payable, accrued expenses and other liabilities	47,860	50,042

Total liabilities	1,192,938	1,198,607

Commitments and contingencies (See Note 11)
Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,061,885 and 21,041,444 shares issued	21,031	20,999
Additional paid-in capital	342,908	341,889
Retained earnings	501,541	439,051
Accumulated other comprehensive income(loss), net of tax	(3,557)	5,987
Treasury stock, at cost (7,436,262 and 6,895,262 shares)	(301,710)	(282,594)

Total shareholders’ equity	560,212	525,331

Total liabilities and shareholders’ equity	$1,753,151	$1,723,938

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2007	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$26,145	$—	$—	$26,145
Net change in post-retirement benefit liability, net of tax	—	—	—	(32)	—	(32)
Change in unrealized gain on investments, net of tax	—	—	—	(12,414)	—	(12,414)

Comprehensive income						$13,699
Dividends paid to common shareholders	—	—	(3,567)	—	—	(3,567)
Employee stock purchases, including tax benefit	4	133	—	—	—	137
Exercise of stock options, including tax benefit	9	198	—	—	—	207
Share-based compensation expense	25	1,269	—	—	—	1,294
Acquisition of treasury stock	—	—	—	—	(6,165)	(6,165)
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	(768)

Balance at June 30, 2008	$20,980	$341,027	$449,216	$(4,093)	$(201,069)	$606,061

Net earnings	$—	$—	$(6,888)	$—	$—	$(6,888)
Net change in post-retirement benefit liability, net of tax	—	—	—	225	—	225
Change in unrealized gain on investments, net of tax	—	—	—	9,856	—	9,856

Comprehensive income						$3,193
Dividends paid to common shareholders	—	—	(3,244)	—	—	(3,244)
Employee stock purchases, including tax benefit	3	116	—	—	—	119
Exercise of stock options, including tax benefit	11	335	—	—	—	346
Share-based compensation expense	4	411	—	—	—	415
Acquisition of treasury stock	—	—	—	—	(81,525)	(81,525)
Accelerated share repurchase plan settlement payment	—	—	—	—	—	—
Other	—	—	(34)	—	—	(34)

Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$27,709	$—	$—	$27,709
Net change in post-retirement benefit liability, net of tax	—	—	—	(49)	—	(49)
Change in unrealized gain on investments, net of tax	—	—	—	16,857	—	16,857
Non-credit component of impairment losses on fixed maturities, net of tax	—	—	—	(1,582)	—	(1,582)

Comprehensive income						$42,934
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	—
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(3,325)	—	—	(3,325)
Employee stock purchases, including tax benefit	3	104	—	—	—	107
Exercise of stock options, including tax benefit	8	145	—	—	—	153
Share-based compensation expense	21	769	—	—	—	790
Acquisition of treasury stock	—	—	—	—	(19,116)	(19,116)

Balance at June 30, 2009	$21,031	$342,908	$501,541	$(3,557)	$(301,710)	$560,212

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended June 30,
	2009	2008
Operating activities:
Net earnings	$16,886	$12,144
Adjustments:
Depreciation and amortization	2,889	3,824
Realized (gains) losses on investing activities	(170)	1,784
Loss on disposal of fixed assets	96	—
Share-based compensation expense	473	973
Decrease (increase) in accrued investment income	210	(888)
Decrease in agents’ balances and premium receivable	7,016	7,726
Decrease in reinsurance receivables	2	4,596
Decrease in deferred policy acquisition costs	2,158	1,268
Increase in other assets	(7,038)	(9,221)

Decrease in insurance claims and reserves	(7,975)	(17,123)
(Decrease) increase in payable to reinsurers	(280)	214
Increase in other liabilities	483	3,278

Net cash provided by operating activities	14,751	8,575

Investing activities:
Purchases of and additional investments in:
Fixed maturities	(29,906)	(226,067)
Equity securities	—	(215)

Property and equipment	(849)	(4,849)
Maturities and redemptions of fixed maturity investments	36,377	15,582
Sales:
Fixed maturities	18,690	213,574
Equity securities	—	—

Net cash provided by (used in) investing activities	24,312	(1,975)

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	203	214
Accelerated share repurchase settlement payment	—	(768)
Acquisition of treasury stock	(9,113)	(6,165)
Dividends paid to shareholders	(1,638)	(1,784)

Net cash used in financing activities	(10,549)	(8,503)

Net increase(decrease) in cash and cash equivalents	28,515	(1,903)
Cash and cash equivalents at beginning of period	93,726	38,548

Cash and cash equivalents at end of period	$122,241	$36,645

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

	For the six months ended June 30,
	2009	2008
Operating Activities:
Net earnings	$27,709	$26,145
Adjustments:
Depreciation and amortization	4,637	6,178
Realized losses on investing activities	5,957	3,165
Loss on disposal of fixed assets	96	—
Share-based compensation expense	790	1,294
Decrease in accrued investment income	706	474
Increase in agents’ balances and premium receivable	(5,858)	(975)
Decrease in reinsurance receivables	3,194	3,893
Increase in deferred policy acquisition costs	(1,118)	(2,205)
(Decrease) (increase) in other assets	3,776	(5,160)

Decrease in insurance claims and reserves	(4,224)	(27,186)
(Decrease) increase in payable to reinsurers	(954)	58
Decrease in other liabilities	(1,844)	(5,294)

Net cash provided by operating activities	32,867	387

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(156,878)	(378,514)
Equity securities	(117)	(479)
Property and equipment	(2,285)	(7,815)
Maturities and redemptions of fixed maturity investments	67,896	34,211
Sales:
Fixed maturities	93,696	352,180
Equity securities	—	—

Net cash provided by (used in) investing activities	2,311	(417)

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	260	344
Accelerated share repurchase settlement payment	—	(768)
Acquisition of treasury stock	(19,146)	(6,165)
Dividends paid to shareholders	(3,325)	(3,567)

Net cash used in financing activities	(22,210)	(10,156)

Net increase (decrease) in cash and cash equivalents	12,968	(10,186)
Cash and cash equivalents at beginning of period	109,274	46,831

Cash and cash equivalents at end of period	$122,241	$36,645

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

INDEX TO NOTES

1. Reporting and Accounting Policies	7. Income Taxes

2. Share-Based Compensation	8. Supplemental Cash Flow Information

3. Computation of Earnings Per Share	9. Insurance Reserves

4. Fair Value	10. Restructuring Charges

5. Investments	11. Commitments and Contingencies

6. Long-term debt	12. Subsequent Events

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

Infinity has evaluated subsequent events through August 7, 2009, the date at which the company’s financial statements were issued. See Note 12 of the Consolidated Financial Statements for more information.

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

New Accounting Standards Adopted

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. This FSP extends the current disclosure requirements of FASB Statement No. 107 to interim financial statements. Infinity adopted this FSP for periods ending after June 15, 2009. The adoption had no material impact on the Company’s financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP amends FASB Statement No. 157 to provide additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also provides clarifications on circumstances that may indicate that a transaction is not orderly. Infinity adopted this FSP for periods ending after June 15, 2009. The adoption had no material impact on the Company’s financial statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP 115-2 amends FASB Statement No. 115 and states that, if a fixed maturity security is considered other-than-temporarily impaired but the company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss portion, which is the difference between the security’s amortized cost and the present value of expected future cash flows, is recognized in earnings. The amount due to all other factors is recognized in other comprehensive income, net of tax. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Infinity adopted this FSP for periods ending after June 15, 2009 and recorded a cumulative effect adjustment of $38.1 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income.

This reclassification had no impact on reported earnings for the three and six month periods ended June 30, 2009. In conjunction with this $38.1 million reclassification, the Company reduced the valuation allowance for deferred taxes associated with realized losses, including other-than-temporary-impairments (“OTTI”), by $13.3 million, which represents the tax on the $38.1 million. It is the Company’s practice to establish a 100% deferred tax asset valuation allowance for the deferred tax asset generated from net realized capital losses, including OTTI. No tax valuation allowance is established on unrealized losses until such losses are realized as charges to the income statement. With the adoption of FSP 115-2, the $38.1 million reclassification re-established an equal amount of unrealized losses as part of Other Comprehensive Income, necessitating the $13.3 million reduction in deferred tax valuation allowance and corresponding increase in the Company’s equity. The reduction of the tax valuation allowance has no impact on reported earnings for the three and six month periods ended June 30, 2009.

Additional disclosures required by FSP FAS 115-2 are contained in Note 5 to the Consolidated Financial Statements.

On May 28, 2009 the FASB issued Statement no. 165, “Subsequent Events”, to provide guidance and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or available to be issued. Statement 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Infinity adopted this statement for periods ending after June 15, 2009 and the adoption had no material impact on the Company’s financial statements.

Future Adoption of New Accounting Standards

In June 2009, The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB. Codification does not create new accounting and reporting standards but reorganizes their structure. The Company will adopt SFAS 168 for its interim reporting period ended September 30, 2009.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total shareholders’ equity or net earnings as previously reported.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through June 30, 2009. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s Amended 2002 Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the second quarter and first six months of 2009, $0.2 million and $0.4 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock. During the second quarter and first six months of 2008, $0.2 million and $0.4 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 29,630 shares have been issued through June 30, 2009. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant. On June 2, 2008, a total of 7,494 shares of common stock, determined pursuant to the Directors’ Plan and valued at $300,000, were issued to Infinity’s non-employee directors. On June 1, 2009, a total of 9,583 shares of common stock, determined pursuant to the Directors’ Plan and valued at $350,000, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP is 1,000,000, of which 34,914 have been issued through June 30, 2009. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended June 30, 2009 and 2008 approximated $8,000 and $11,000, respectively. The 15% discount for shares purchased during the six-month periods ended June 30, 2009 and 2008 approximated $16,000 and $24,000, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Performance Share Plan

On May 20, 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to further align the interest of management with the long-term shareholders of the company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period (a “Performance Measurement Cycle”), (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. No shares have been issued under this plan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

A review of the 2008 Performance Share Plan during the second quarter of 2009 indicated that the established 2008 to 2010 premium growth goals will likely not be met and no performance share units are expected to be awarded under this plan. Infinity recorded $(0.2) million and $(0.2) million, respectively, of expense during the second quarter and first six months of 2009 to reverse expense previously recorded for the plan. During the second quarter and first six months of 2008, $0.2 million and $0.3 million, respectively, of expense was recognized in the Consolidated Statements of Earnings for the 2008 Performance Share Plan.

During the second quarter and first six months of 2009, approximately $0.1 million and $0.2 million, respectively, of expense was recognized in the Consolidated Statements of Earnings related to the 2009 Performance Share Plan.

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

The weighted-average grant date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of June 30, 2009	128,600	201,960

The following chart describes activity for Infinity’s Stock Option Plan for the six months ended June 30, 2009:

	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2008	338,560	$22.81
Granted	—	—
Exercised	(8,000)	$16.00
Forfeited	—	—

Outstanding at June 30, 2009	330,560	$22.97	4.03	$4.5

Vested or expected to vest as of June 30, 2009	330,560	$22.97	4.03	$4.5
Exercisable as of June 30, 2009	330,560	$22.97	4.03	$4.5

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of June 30, 2009, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the six months ended June 30, 2009 and 2008 was approximately $0.1 million and $0.2 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled less than $0.1 million for each of the six months ended June 30, 2009 and June 30, 2008. The total intrinsic value of options exercised during each of the six months ended June 30, 2009 and 2008 was approximately $0.2 million.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computation of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net earnings for basic and diluted earnings per share	$16,886	$12,144	$27,709	$26,145
Average basic shares outstanding	13,634	16,131	13,804	16,130

Basic earnings per share	$1.24	$0.75	$2.01	$1.62

Average basic shares outstanding	13,634	16,131	13,804	16,130
Restricted stock not yet vested	72	72	72	72
Dilutive effect of assumed option exercises	122	151	130	149

Average diluted shares outstanding	13,828	16,354	14,006	16,351

Diluted earnings per share	$1.22	$0.74	$1.98	$1.60

Note 4 Fair Value

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$122,241	$—	$—	$122,241
Available-for-sale securities
Fixed maturities	162,129	859,377	24,042	1,045,548
Equity securities	32,349	—	—	32,349

Total Assets	$316,719	$859,377	$24,042	$1,200,138

Percentage of total	26.4%	71.6%	2.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Level 1 includes cash and cash equivalents, U.S. Treasury securities and an exchange-traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

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

The following table presents the changes in the Level 3 fair value category at June 30, 2009 (in thousands):

	Available-for-Sale Securities
	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Balance at beginning of period	$27,859	$45,556
Total gains or losses (realized or unrealized)
Included in net earnings	(129)	(2,229)
Included in other comprehensive income	829	989
Purchases, sales, issuances and settlements	527	(9,869)
Transfers in to Level 3	1,904	1,671
Transfers out of Level 3	(6,949)	(12,077)

Balance at June 30, 2009	$24,042	$24,042

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings.

Of the $24.0 million fair value of securities in Level 3, which consists of 21 securities, 17 are priced based on non-binding broker quotes or prices from various outside sources. When there are multiple prices obtained for the same security, the lowest price is used as the basis for the fair value presented in the financial statements. The remaining four securities are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at June 30, 2009 and the average spreads to Treasury for the rating of the security being priced. For one security, which is no longer rated, the assumed rating for valuation purposes was ‘D’.

The following table presents the carrying value and estimated fair value of Infinity’s financial instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$122,241	$122,241	$109,274	$109,274
Available-for-sale securities
Fixed maturities	1,045,548	1,045,548	1,032,237	1,032,237
Equity securities	32,349	32,349	31,157	31,157

Total Assets	$1,200,138	$1,200,138	$1,172,668	$1,172,668

Liabilities:
Long-term debt	$199,604	$155,750	$199,567	$179,063

See Note 5 of the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

All fixed maturity and equity securities are considered available-for-sale and reported at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2009 were $18.7 million and $93.7 million, respectively. Proceeds from sales of securities for the three and six months ended June 30, 2008 were $213.6 million and $352.2 million, respectively.

Summarized information for the major categories of Infinity’s investment portfolio follows (in thousands):

	June 30, 2009
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- temporary Impairment in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$169,797	$5,007	$(571)	$—	$174,233
Government-sponsored entities	60,870	938	—	—	61,809
State and municipal	227,075	6,036	(369)	(184)	232,558
Mortgage-backed securities:
Residential	144,872	4,356	—	—	149,227
Commercial	35,986	223	(281)	(2,475)	33,453

Total mortgage-backed securities	$180,858	$4,579	$(281)	$(2,475)	$182,681
Collateralized mortgage obligations	132,424	849	(556)	(10,819)	121,898
Asset-backed securities	25,047	176	(43)	(6,366)	18,814
Corporates	257,043	3,968	(1,058)	(6,398)	253,556

Total fixed maturities	$1,053,114	$21,553	$(2,878)	$(26,241)	$1,045,548
Equity securities	31,274	1,075	—	—	32,349

Total	$1,084,388	$22,628	$(2,878)	$(26,241)	$1,077,897

	December 31, 2008
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government	$159,031	$9,232	$—	$168,263
Government-sponsored entities	33,210	1,652	—	34,861
State and municipal	217,951	4,344	(1,696)	220,598
Mortgage-backed securities:
Residential	129,664	5,268	—	134,932
Commercial	37,754	59	(2,325)	35,488

Total mortgage-backed securities	$167,419	$5,327	$(2,325)	$170,420
Collateralized mortgage obligations	162,100	1,199	(5,680)	157,619
Asset-backed securities	22,926	28	(375)	22,578
Corporates	261,486	3,218	(6,807)	257,898

Total fixed maturities	$1,024,121	$25,000	$(16,883)	$1,032,237
Equity securities	31,157	—	—	31,157

Total	$1,055,278	$25,000	$(16,883)	$1,063,394

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
June 30, 2009
Fixed maturities:
U.S. government	6	$26,929	$(571)	2.1%	—	$—	$—	0.0%
Government-sponsored entities	—	—	—	0.0%	—	—	—	0.0%
State and municipal	15	30,252	(274)	0.9%	3	6,039	(310)	4.9%
Mortgage-backed securities:
Residential	—	—	—	0.0%	—	—	—	0.0%
Commercial	1	244	(1)	0.4%	5	13,576	(2,755)	16.9%

Total mortgage-backed securities	1	$244	$(1)	0.4%	5	$13,576	$(2,755)	16.9%
Collateralized mortgage obligations	2	2,010	(364)	15.3%	22	78,836	(11,043)	12.3%
Asset-backed securities	—	—	—	0.0%	9	14,473	(6,409)	30.7%
Corporate	56	40,747	(1,664)	3.9%	59	54,615	(5,979)	9.9%

Total fixed maturities	80	$100,181	$(2,874)	2.8%	98	$167,539	$(26,496)	13.7%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	80	$100,181	$(2,874)	2.8%	98	$167,539	$(26,496)	13.7%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
December 31, 2008
Fixed maturities:
U.S. government	—	$—	$—	0.0%	—	$—	$—	0.0%
Government-sponsored entities	—	—	—	0.0%	—	—	—	0.0%
State and municipal	31	57,901	(1,696)	2.9%	—	—	—	0.0%
Mortgage-backed securities:
Residential	—	—	—	0.0%	—	—	—	0.0%
Commercial	8	28,101	(2,325)	7.6%	—	—	—	0.0%

Total mortgage-backed securities	8	$28,101	$(2,325)	7.6%	—	$—	$—	0.0%
Collateralized mortgage obligations	14	56,556	(5,680)	9.1%	—	—	—	0.0%
Asset-backed securities	14	5,257	(369)	7.0%	2	698	(6)	0.9%
Corporate	93	114,945	(6,447)	5.3%	4	3,613	(360)	9.1%

Total fixed maturities	160	$262,759	$(16,518)	5.9%	6	$4,311	$(366)	7.8%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	160	$262,759	$(16,518)	5.9%	6	$4,311	$(366)	7.8%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Gross unrealized losses at June 30, 2009 are primarily attributable to the following:

•

Unrealized losses in collateralized mortgage obligations, particularly in Non-GSE planned amortization class (“PAC”) securities which have declined in value due to widening credit spreads-to-Treasury securities for non-GSE MBS

•	Unrealized losses in asset-backed securities which are primarily due to declines in the fair value of home equity loans and equipment leases; and

•	Unrealized losses in non-investment grade corporate bonds, due to widening credit spreads-to—Treasury securities for high-yield corporate bonds.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	the length of time the security’s market value has been below its cost;

•	the extent to which fair value is less than cost basis;

•	the intent to sell the security;

•	whether it is more likely than not that there will be a requirement to sell the security before its anticipated recovery;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists; and

•	third-party research and credit rating reports.

Management regularly evaluates for potential impairment each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

For equity securities in an unrealized loss position, Infinity has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment. Based on that evaluation, the company believes it has the ability and intent to hold these investments until a recovery of fair value.

	June 30, 2009	December 31, 2008

Number of positions held with unrealized:
Gains	298	229
Losses	178	166

Number of positions held that individually exceed unrealized:
Gains of $500,000	4	9
Losses of $500,000	16	5

Percentage of positions held with unrealized:
Gains that were investment grade	89%	96%
Losses that were investment grade	54%	80%

Percentage of fair value held with unrealized:
Gains that were investment grade	99%	99%
Losses that were investment grade	82%	94%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at June 30, 2009 (in thousands):

Age of unrealized loss:	Fair value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater than 10%*

Less than or equal to:
Three months	59,307	(1,217)	(853)	—	(364)
Six months	12,048	(282)	(231)	(12)	(39)
Nine months	11,081	(766)	(81)	(196)	(489)
Twelve months	34,143	(1,354)	(638)	(403)	(313)
Greater than twelve months	151,142	(25,750)	(1,431)	(2,739)	(21,579)

Total	267,720	(29,370)	(3,235)	(3,350)	(22,784)

*	As compared to amortized cost or cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities[1]	Equity Securities	Tax Effects	Net
Six months ended June 30, 2009
Unrealized holding gains (losses) on securities arising during the period	$16,468	$1,075	$(6,140)	$11,403
Realized (gains) losses on securities sold	(2,388)	—	836	(1,552)
Impairment loss recognized in earnings	8,345	—	(2,921)	5,424

Change in unrealized gains (losses) on marketable securities, net	$22,424	$1,075	$(8,225)	$15,275

Six months ended June 30, 2008
Unrealized holding gains (losses) on securities arising during the period	$(16,519)	$(5,745)	$7,792	$(14,472)
Realized (gains) losses included in net earnings	3,165	—	(1,108)	2,058

Change in unrealized gains (losses) on marketable securities, net	$(13,354)	$(5,745)	$6,684	$(12,414)

[1]	Excludes $38.1 million reclass of the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income

For fixed maturity securities that are other-than-temporarily impaired, Infinity assesses its intent to sell and the likelihood that the company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but the company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss component of an impairment charge on a fixed maturity security is determined by the excess of the amortized cost over the present value of the expected cash flows. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income.

During the six months ended June 30, 2009, Infinity recognized $11.6 million of other-than-temporary impairments. Of these impairments, $8.3 million was classified as credit related while $3.2 million was due to other factors.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities for which a portion was recognized in other comprehensive income (in thousands):

Balance at March 31, 2009	$1,635

Additional credit impairments on:
Previously impaired securities	411
Securities without prior impairments	142
Reductions for securities sold	(49)
Other adjustments[1]	108

Balance at June 30, 2009	$2,247

[1]

Other adjustments include reductions to the beginning balance for securities that no longer have a non-credit component and additions to the beginning balance for securities that now have a non-credit component.

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2009, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities

One year or less	$79,198	$7,412	$—	$86,609	$86,088
After one year through five years	341,105	64,143	—	405,248	399,041
After five years through ten years	100,762	75,718	2,727	179,208	179,531
After ten years	39,776	11,309	5	51,090	50,125
MBS, CMO and ABS	213,012	109,139	1,242	323,392	338,329

Total	$773,853	$267,720	$3,974	$1,045,548	$1,053,114

Note 6 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The June 30, 2009 fair value of $155.8 million was calculated using an 830 basis point spread to the ten-year U.S. Treasury Note of 3.535%.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At June 30, 2009, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Income Taxes

Income tax expense for the three and six months ended June 30, 2009 was $7.4 million and $15.3 million, respectively, compared to $6.8 million and $13.5 million for the same periods of 2008. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Earnings before income taxes	$24,243	$18,945	$43,029	$39,685

Income taxes at statutory rates	8,485	6,631	15,060	13,889
Effect of:
Dividends-received deduction	(33)	(45)	(73)	(89)
Tax-exempt interest	(648)	(793)	(1,246)	(1,584)
Adjustment to valuation allowance	(466)	917	1,569	1,075
Other	18	91	11	249

Provision for income taxes as show on the Consolidated Statements of Earnings	$7,357	$6,801	$15,321	$13,540

GAAP effective tax rate	30.4%	35.9%	35.6%	34.1%

In the second quarter of 2009, Infinity decreased its tax valuation allowance by approximately $466,000 primarily due to a decrease in the reserve for other-than-temporary impaired securities. During the first six months of 2009, Infinity increased its tax valuation allowance by approximately $1.6 million primarily as a result of an increase in the reserve for other-than-temporary impaired securities.

In the second quarter and first six months of 2008, Infinity increased its tax valuation allowance by approximately $917,000 and $1,075,000, respectively, primarily due to an increase in the reserve for other-than-temporary impaired securities.

In June 2008, the Internal Revenue Service began an examination of the 2005 tax year. In August 2008, the examination was expanded to include the 2006 tax year. In December 2008, the examination was completed with one issue identified, which relates to whether corporate litigation losses are deductible for tax purposes when reserved versus paid. The Company filed a protest regarding this issue with the Internal Revenue Service and is currently in the process of finalizing the appeals settlement, which is expected to occur in 2009. The appeals settlement will not have a material impact on Infinity’s financial position.

No notice has been received for the 2007 tax year.

Note 8 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for stock-based compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Income tax payments	$17,000	$15,700	$17,200	$15,700
Interest payments on debt	—	—	5,500	5,500

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance at Beginning of Period
Unpaid losses on known claims	$171,700	$208,516	$179,530	$225,415
IBNR losses	194,121	182,461	196,891	186,402
LAE	165,299	200,255	168,335	206,592

Total unpaid losses and LAE	531,120	591,232	544,756	618,409
Reinsurance recoverables	(19,461)	(26,839)	(20,516)	(28,219)

Unpaid losses and LAE, net of reinsurance recoverables	511,658	564,393	524,241	590,190

Current Activity
Loss and LAE incurred:
Current accident year	161,206	172,134	322,246	347,599
Prior accident years	(10,381)	(6,283)	(20,153)	(12,227)

Total loss and LAE incurred	150,825	165,851	302,094	335,372

Loss and LAE payments:
Current accident year	(87,615)	(100,839)	(137,176)	(155,955)
Prior accident years	(59,423)	(72,291)	(173,713)	(212,493)

Total loss and LAE payments	(147,038)	(173,130)	(310,889)	(368,448)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	515,445	557,114	515,445	557,114
Add back reinsurance recoverables	18,557	24,031	18,557	24,031

Total unpaid losses and LAE	$534,002	$581,145	$534,002	$581,145

Unpaid losses on known claims	$169,753	$203,025	$169,753	$203,025
IBNR losses	196,830	185,028	196,830	185,028
LAE	167,419	193,092	167,419	193,092

Total unpaid losses and LAE	$534,002	$581,145	$534,002	$581,145

The $20.2 million of favorable development during the six months ended June 30, 2009 primarily relates to liability coverages on the nonstandard personal auto program in California and Florida. In addition, there was favorable development on loss and LAE reserves relating to liability coverages in the commercial vehicle program.

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

Note 10 Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, claims and information technology operations. The objective of the restructuring is to improve service levels and to manage the operations more consistently and cost effectively.

Restructuring costs incurred in 2006, 2007, 2008 and the three and six months ended June 30, 2009 are as follows (in thousands):

	2006	2007	2008	Three months ended June 30, 2009	Six months ended June 30, 2009	Total
Employee related costs	$4,782	$(562)	$331	$(8)	$2	$4,553
Contract termination costs	—	1,929	389	—	0	2,318
Other exit costs	—	326	68	—	—	394

Total	$4,782	$1,693	$788	$(8)	$2	$7,265

Infinity does not expect to incur any additional costs related to the restructuring.

Activities related to accrued restructuring charges as of June 30, 2009 are as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2008	$139	$1,229	$—	$1,368
Incurred	6	—	—	6
Costs paid or settled	(134)	(362)	—	(496)
Net adjustments	(4)	—	—	(4)

Balance at June 30, 2009	$7	$867	$—	$874

Note 11 Commitments and Contingencies

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 12 Subsequent Events

Effective August 6, 2009, Infinity’s Board of Directors authorized an increase in the repurchase authority under the Company’s existing share repurchase program by $28.8 million to $50.0 million, modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010 from December 31, 2009.

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

OVERVIEW

Net earnings and diluted earnings per share for the three months ended June 30, 2009 were $16.9 million and $1.22, respectively, compared to $12.1 million and $0.74, respectively, for the three months ended June 30, 2008. Net earnings and diluted earnings per share for the six months ended June 30, 2009 were $27.7 million and $1.98, respectively, compared to $26.1 million and $1.60, respectively, for the six months ended June 30, 2008. The increase in diluted earnings per share for the six months ended June 30, 2009 is primarily due to an increase in underwriting income.

Net realized losses on investments were $6.0 million for the first six months of 2009 as compared to $3.2 million for the same period of 2008. Infinity had realized gains of $0.2 million for the second quarter of 2009 compared to a realized loss of $1.8 million in the second quarter of 2008. Included in the net realized loss for the first six months of 2009 is $8.3 million of other-than-temporary impairments on fixed income securities compared with $7.7 million of impairments during the first six months of 2008. Included in the net realized gain for the second quarter of 2009 is $0.8 million of other-than-temporary impairments on fixed income securities compared with $3.5 million of impairments during the second quarter of 2008.

Included in net earnings for the three and six months ended June 30, 2009 were $6.8 million ($10.4 million pre-tax) and $13.1 million ($20.2 million pre-tax), respectively, of favorable development on prior accident period loss and LAE reserves compared to $4.1 million ($6.3 million pre-tax) and $7.9 million ($12.2 million pre-tax), respectively, for the three and six months ended June 30, 2008. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues declined 8.8% and 9.8% for the three and six months ended June 30, 2009 compared with the same periods in 2008. The decline for both periods is primarily attributable to a decline in earned premiums as a result of decreases in gross written premiums in states such as Arizona, Florida and Georgia. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased 9.1% from $37.70 at June 30, 2008 to $41.11 at June 30, 2009. This increase was primarily due to earnings and change in unrealized net gains on investments, net of shareholder dividends, for the twelve months ended June 30, 2009. Also increasing book value per share over this period by approximately $0.83 per share was the $13.3 million reduction in the deferred tax valuation reserve associated with the $38.1 million reclassification of OTTI reserve to unrealized losses required under FSP 115-2 on April 1, 2009. Annualized return on equity for the three and six months ended June 30, 2009 was 12.4% and 10.2%, respectively, compared with 8.0% and 8.7% for the three and six months ended June 30, 2008.

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

Infinity continually evaluates its market opportunities; thus the Focus States, Urban Zones, Maintenance States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change. In the tables below, Infinity has restated 2008 premium, policies-in-force and combined ratios to be consistent with the 2009 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premium for the three months ended June 30, 2009 and 2008 ($ in thousands):

	Three months ended June 30,
	2009	2008	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$157,466	$171,102	$(13,636)	(8.0)%
Non-Urban Zones	20,240	26,233	(5,993)	(22.8)%

Total Focus States	177,706	197,335	(19,629)	(9.9)%
Maintenance States	7,667	11,593	(3,926)	(33.9)%
Other States	506	1,015	(508)	(50.1)%

Subtotal	185,879	209,943	(24,064)	(11.5)%

Commercial Vehicle	14,361	10,787	3,574	33.1%
Classic Collector	3,826	6,523	(2,697)	(41.3)%
Other	32	287	(255)	(88.7)%

Total gross written premium	204,099	227,540	(23,441)	(10.3)%
Ceded reinsurance	(1,278)	(947)	(331)	35.0%

Net written premium	202,821	226,593	(23,773)	(10.5)%
Change in unearned premium	10,909	6,769	4,139	61.1%

Net earned premium	$213,729	$233,363	$(19,633)	(8.4)%

The following table shows Infinity’s net earned premium for the six months ended June 30, 2009 and 2008 ($ in thousands):

	Six months ended June 30,
	2009	2008	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$338,574	$363,194	$(24,620)	(6.8)%
Non-Urban Zones	45,105	57,421	(12,316)	(21.4)%

Total Focus States	383,679	420,615	(36,936)	(8.8)%
Maintenance States	17,256	25,345	(8,089)	(31.9)%
Other States	929	2,002	(1,074)	(53.6)%

Subtotal	401,864	447,963	(46,099)	(10.3)%

Commercial Vehicle	27,202	21,656	5,546	25.6%
Classic Collector	8,175	10,890	(2,715)	(24.9)%
Other	112	508	(396)	(78.0)%

Total gross written premium	437,353	481,015	(43,663)	(9.1)%
Ceded reinsurance	(2,578)	(2,209)	(368)	16.7%

Net written premium	434,775	478,807	(44,032)	(9.2)%
Change in unearned premium	(6,379)	(10,380)	4,001	(38.5)%

Net earned premium	$428,396	$468,427	$(40,030)	(8.5)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies-in-force as of June 30, 2009 and 2008:

	As of June 30,
	2009	2008	$ Change	Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	588,366	600,036	(11,670)	(1.9)%
Non-Urban Zones	69,032	85,905	(16,873)	(19.6)%

Total Focus States	657,398	685,941	(28,543)	(4.2)%
Maintenance States	27,140	38,716	(11,576)	(29.9)%
Other States	1,233	2,842	(1,609)	(56.6)%

Total personal auto insurance	685,771	727,499	(41,728)	(5.7)%

Commercial Vehicle	24,780	16,809	7,971	47.4%
Classic Collector	54,265	60,906	(6,641)	(10.9)%
Other	95	704	(609)	(86.5)%

Total policies-in-force	764,911	805,918	(41,007)	(5.1)%

Gross written premium decreased 10.3% and 9.1% during the second quarter and first six months of 2009, respectively, compared with the same periods of 2008. During the first six months of 2009, Infinity implemented 21 rate revisions in various states with an overall rate decrease of less than 1%. Policies-in-force at June 30, 2009 decreased 5.1% compared with the same period in 2008. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premium.

Personal auto gross written premiums were down for the three and six months ended June 30, 2009 in all but two Focus States, Illinois and Nevada in which Infinity writes relatively low volume of premium. Economic conditions for Infinity’s agents and policyholders worsened in the second quarter as unemployment rates in five of eight Focus States rose to above 10% and consumer confidence remained weak. Agents report that many policyholders are reducing purchases of some auto coverages, raising deductibles or dropping coverage altogether, all of which have decreased Infinity’s premium volume. In states such as Florida and Georgia, Infinity has taken aggressive actions over the past year to improve profit margins, including raising rates, which has further reduced written premium.

During the second quarter and first six months of 2009, personal auto insurance gross written premium in Infinity’s eight Focus States decreased 9.9% and 8.8% compared with the same periods in 2008. The decline in gross written premium is primarily a result of declines in Florida and Georgia. Gross written premium in Florida declined 26.9% and 26.5% during the second quarter and first six months of 2009, respectively, as compared with the same periods of 2008. The decline is due primarily to Infinity raising rates 15.1% during 2008 and tightening underwriting standards to improve profitability in Florida. Georgia’s gross written premium declined 30.1% and 27.0% during the second quarter and first six months of 2009 as compared with the same periods of 2008. This decline is primarily a result of Infinity’s rate increases intended to improve profitability in the state. Premium in California, Infinity’s largest state by premium volume, was down 2.0% and 1.6% for the second quarter and first six months of 2009, respectively, as compared to the same periods of 2008.

Gross written premium in the Maintenance States declined 33.9% and 31.9% during the second quarter and first six months of 2009, respectively, compared to the same periods of 2008. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 33.1% and 25.6% the second quarter and first six months of 2009, respectively, compared to the same periods of 2008, primarily from growth in California, a new market for this product.

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

The following table presents the statutory and GAAP combined ratios:

	Three months ended June 30,
	2009			2008			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	71.9%	20.4%	92.3%	68.3%	21.9%	90.2%	3.6%	(1.5)%	2.1%
Non-Urban Zones	70.6%	21.3%	91.9%	75.1%	22.8%	97.9%	(4.4)%	(1.5)%	(6.0)%

Total Focus States	71.8%	20.5%	92.3%	69.3%	22.0%	91.3%	2.5%	(1.5)%	1.0%
Maintenance States	71.2%	22.9%	94.1%	72.9%	23.7%	96.6%	(1.8)%	(0.8)%	(2.5)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	71.6%	20.6%	92.3%	68.5%	22.2%	90.7%	3.2%	(1.6)%	1.6%

Commercial Vehicle	62.0%	21.0%	83.1%	154.8%	24.4%	179.2%	(92.8)%	(3.4)%	(96.1)%
Classic Collector	47.6%	37.8%	85.4%	43.0%	39.1%	82.1%	4.6%	(1.3)%	3.2%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.6%	20.6%	91.2%	70.8%	23.2%	94.0%	(0.2)%	(2.6)%	(2.8)%

GAAP ratios	70.6%	21.3%	91.9%	71.1%	24.4%	95.5%	(0.5)%	(3.1)%	(3.6)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30,
	2009			2008			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	71.9%	19.9%	91.8%	73.7%	20.6%	94.4%	(1.8)%	(0.7)%	(2.5)%
Non-Urban Zones	70.2%	20.7%	90.9%	71.2%	21.9%	93.1%	(1.0)%	(1.2)%	(2.2)%

Total Focus States	71.7%	20.0%	91.7%	73.4%	20.8%	94.2%	(1.7)%	(0.8)%	(2.5)%
Maintenance States	73.5%	24.1%	97.5%	75.2%	23.4%	98.6%	(1.8)%	0.7%	(1.1)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	71.8%	20.3%	92.0%	73.1%	21.0%	94.1%	(1.3)%	(0.7)%	(2.0)%

Commercial Vehicle	64.6%	21.5%	86.1%	96.6%	23.5%	120.2%	(32.1)%	(2.0)%	(34.1)%
Classic Collector	38.0%	40.0%	78.0%	35.3%	41.8%	77.1%	2.7%	(1.8)%	0.9%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.5%	20.6%	91.1%	71.5%	21.9%	93.4%	(1.0)%	(1.3)%	(2.3)%

GAAP ratios	70.5%	21.6%	92.1%	71.6%	23.4%	95.0%	(1.1)%	(1.8)%	(2.8)%

NM: not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the second quarter and first six months of 2009 decreased 2.8 and 2.3 points, respectively, compared with the same periods of 2008. The second quarter and first six months of 2009 benefited from $10.4 million and $20.2 million, respectively, of favorable development on loss and LAE reserves compared to $6.3 million and $12.2 million of favorable development for the same periods of 2008, respectively. Losses from catastrophes were $0.2 million for each of the three and six months ended June 30, 2009, respectively, compared to $0.3 million and $0.4 million for the same periods of 2008.

Excluding the impact of the favorable development of loss and LAE reserves, overall statutory combined ratios for the second quarter and six months ended June 30, 2009 were 96.0% and 95.8%, respectively. For the second quarter and six months ended June 30, 2008, excluding the impact of the favorable development of loss and LAE reserves, the statutory combined ratios were 96.7% and 96.0%, respectively. The slight improvement in the second quarter and six months ended June 30, 2009 as compared with the same periods a year earlier is due to an improvement in 2009 for the underwriting expense ratios, partially offset by a slight deterioration of the loss and LAE ratio.

This slight increase in the overall loss and LAE ratio, excluding the impact of the favorable development is due to a 1.3 point increase in the loss and LAE ratio for the California personal auto business, which was a result of rate decreases taken on this business in late 2007 and mid-2008 in order to comply with this state’s Fair Rate of Return regulations.

The overall underwriting expense ratio improved 2.6% and 1.3% for the three and six month periods ended June 30, 2009 as compared with the same periods a year earlier as a result of increases in fees as percentage of premium (which are accounted for as a contra-expense) as well as reductions in advertising, sales promotion and salaries. In late 2008, management undertook an initiative to reduce expenses in anticipation of a drop in written premiums in 2009 due to the economic recession. This initiative resulted in these staffing and other expense reductions in the first half of 2009.

The loss and LAE ratio increase of 2.5% in the Focus States during the second quarter of 2009 compared to the second quarter of 2008 is primarily a result of favorable development on LAE reserve recognized during the second quarter of 2008 in Arizona and California Urban Zones. Excluding the impact of this favorable development, the loss and LAE ratios for the Focus States were up slightly from that reported a year earlier, as a result of an increase in the California personal auto loss and LAE discussed earlier.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The underwriting expense ratio for the Focus States improved 1.5 points and 0.8 points for the three and six months ended June 30, 2009 as compared with the same periods a year earlier as a result of the expense reduction initiative mentioned earlier, as well as increased fees in some of the Focus States.

The loss and LAE ratio in the Maintenance States declined during both the second quarter and first six months of 2009 as a result of favorable development in Connecticut, Missouri and Ohio. Loss and LAE ratios for these states excluding the impact of favorable development actually deteriorated, as a result of increased loss costs.

The loss and LAE ratio for the Commercial Vehicle business decreased substantially during the second quarter and first six months of 2009 compared with the same periods in 2008 primarily as a result of an extra-contractual claim in Florida recorded during 2008. Excluding this claim, the combined ratio for the second quarter and first six months of 2008 would be 90.0% and 74.9%, respectively. This compares with 83.1% and 86.1%, respectively, for the same periods of 2009. The increase in the combined ratio for the first six months of 2009 as compared to the same period of 2008, excluding the extra-contractual claim, is a result of an increase in the loss ratio in California due to a shift toward new business, which typically has a higher loss ratio than renewal business.

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$12,538	$15,074	$26,407	$30,659
Dividends on equity securities	156	217	350	432

Gross investment income	$12,694	$15,291	$26,758	$31,091
Investment expenses	(541)	(468)	(961)	(944)

Net investment income	$12,152	$14,823	$25,797	$30,147

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and six months ended June 30, 2009 declined compared to the same periods in 2008 primarily due to a decline in book yields as a result of a general decline in market interest rates for high quality bonds.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Impairments recognized in earnings	Realized gains on sales	Total realized gains	Impairments on securities held	Realized gains on sales	Total realized losses
Fixed maturities	$(829)	$999	$170	$(3,500)	$1,716	$(1,784)
Equities	—	—	—	—	—	—

Total	$(829)	$999	$170	$(3,500)	$1,716	$(1,784)

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Impairments recognized in earnings	Realized gains on sales	Total realized losses	Impairments on securities held	Realized gains on sales	Total realized losses
Fixed maturities	$(8,345)	$2,388	$(5,957)	$(7,697)	$4,532	$(3,165)
Equities	—	—	—	—	—	—

Total	$(8,345)	$2,388	$(5,957)	$(7,697)	$4,532	$(3,165)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Infinity’s securities held with unrealized losses, management believes that, based on its analysis (i) Infinity will recover its cost basis in these securities and (ii) that Infinity does not intend to sell the securities nor is it more likely than not that there will be a requirement to sell the securities before they recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period.

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 6 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for each of the three and six months ended June 30, 2009 was $2.8 million and $5.5 million, respectively, compared to $2.8 million and $5.5 million, respectively, for the same periods of 2008.

Other Income

Other income was less then $0.1 million for each of the three and six months ended June 30, 2009, compared to $1.5 million and $1.7 million for the corresponding periods of 2008. In the second quarter of 2008, other income includes $0.6 million in fees received on renewal premium from the 2005 sale of the Assumed Agency Business’ Connecticut personal auto book. The other items included in other income are non-recurring.

Other Expense

Other expense for the three months ended June 30, 2009 was $0.8 million compared to $1.3 million for the corresponding period of 2008. Other expense for the six months ended June 30, 2009 was $1.4 million compared to $2.8 million for the same period of 2008. The decline is primarily due to a decrease in operating expenses relating to Infinity’s retail store initiative.

Income Taxes

The Company’s GAAP effective tax rate for the three and six months ended June 30, 2009 was 30.4% and 35.6%, respectively, compared to 35.9% and 34.1% for the same periods of 2008. The tax rate for the six months ended June 30, 2009 as well as the second quarter of 2008 are both above the statutory rate of 35% as the Company fully reserved for the tax benefit on realized capital losses.

In the second quarter of 2009, Infinity decreased its tax valuation allowance by approximately $466,000 due to a decrease in the reserve for other-than-temporary impaired securities. During the first six months of 2009, Infinity increased its tax valuation allowance by approximately $1.6 million as a result of an increase in the reserve for other-than-temporary impaired securities.

(See Note 7 of the Consolidated Financial Statements for additional information)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average approximately $7.2 million annually.

At June 30, 2009, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 6 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2009, Infinity increased its quarterly dividend to $0.12 per share from $0.11 per share. At this current amount, Infinity’s 2009 annualized dividend payments would be approximately $6.6 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Effective July 24, 2008, Infinity’s Board of Directors authorized an increase in the repurchase authority under the program by $74.3 million to $100.0 million as of that date (for an aggregate of

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$174.3 million since inception) and extended the date to execute this program to December 31, 2009. During the first quarter of 2009, Infinity repurchased 293,900 shares at an average cost, excluding commissions, of $35.37. During the second quarter of 2009, Infinity repurchased 247,100 shares at an average cost, excluding commissions, of $35.23. As of June 30, 2009, Infinity had $22.2 million of authority remaining under this program. Effective August 6, 2009, Infinity’s Board of Directors increased this authority by $28.8 million to $50.0 million, modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of June 30, 2009, Infinity had $129.9 million of cash and investments. In 2009, Infinity’s insurance subsidiaries may pay to Infinity up to $43.0 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2009, $20.0 million of dividends were paid to Infinity by its insurance subsidiaries.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At June 30, 2009, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and investment income on its $1.0 billion investment portfolio. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $12.4 million and $39.9 million for the three and six-month periods ended June 30, 2009, respectively, and approximately $12.2 million and $9.3 million for the three and six-month periods ended June 30, 2008, respectively.

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

Premiums ceded under all reinsurance agreements for the three months ended June 30, 2009 and 2008 were $1.3 million and $0.9 million, respectively. Premiums ceded under these agreements for the six months ended June 30, 2009 and 2008 were $2.6 million and $2.2 million, respectively.

Investments

Infinity’s consolidated investment portfolio at June 30, 2009 contained approximately $1.0 billion in fixed maturity securities and $32.3 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2009, Infinity had pre-tax net unrealized losses of $7.6 million on fixed maturities and pre-tax net unrealized gains of $1.1 million on equity securities. Combined, the pre-tax net unrealized loss increased by $14.6 million for the six months ended June 30, 2009.

Approximately 94.2% of Infinity’s fixed maturity investments at June 30, 2009 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio is 3.6 years at June 30, 2009.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at June 30, 2009 is as follows (in thousands):

	Amortized Cost or Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government and agencies:
U.S. government	169,797	174,233	16.2%
Government-sponsored agencies	60,870	61,809	5.7%

Total U.S. government and agencies	230,668	236,042	21.9%

State and municipal	227,075	232,558	21.6%

Mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”):

Residential mortgage-backed securities	144,872	149,227	13.8%

Commercial mortgage-backed securities	35,986	33,453	3.1%

Collateralized mortgage obligations:
Planned amortization class	103,506	96,171	8.9%
Whole loan	11,731	11,152	1.0%
Sequentials	10,364	8,870	0.8%
Scheduled	3,980	3,215	0.3%
Accretion directed	2,006	1,807	0.2%
Junior tranche	837	682	0.1%

Total collateralized mortgage obligations	132,424	121,898	11.3%

Asset-backed securities secured by:
Equipment leases	11,774	9,378	0.9%
Home equity loans	9,364	5,364	0.5%
Auto loans	3,286	3,413	0.3%
Credit card receivables	623	659	0.1%

Total asset-backed securities	25,047	18,814	1.7%

Total MBS, CMO and ABS	338,329	323,392	30.0%

Corporates
Investment grade	197,469	199,189	18.5%
Non-investment grade	59,574	54,367	5.0%

Total corporates	257,043	253,556	23.5%

Total fixed maturities	1,053,114	1,045,548	97.0%
Equity securities	31,274	32,349	3.0%

Total investment portfolio	1,084,388	1,077,897	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At June 30, 2009, Infinity’s fixed maturity portfolio included 12 securities, or 1.5% of the total fair value of the fixed maturity portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, six have AAA ratings. The remaining six securities have a combined fair value of $9.9 million and are all rated B or better by a nationally recognized rating agency.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at June 30, 2009, excluding Government-sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
1999	$—	$682	$—	$—	$—	$682	0.6%
2002	6,691	—	—	—	—	6,691	5.7%
2003	7,686	—	—	1,540	—	9,226	7.9%
2004	23,987	—	—	—	—	23,987	20.6%
2005	33,545	4,698	4,784	17,818	2,854	63,699	54.7%
2006	7,740	—	775	3,560	—	12,075	10.4%

Total Fair Value	$79,649	$5,380	$5,559	$22,918	$2,854	$116,360	100.0%

% of Total Fair Value	68.5%	4.6%	4.8%	19.7%	2.5%	100.0%

The following table presents the credit rating and fair value of Infinity’s GSE MBS portfolio at June 30, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2002	$9,651	—	—	—	—	9,651	5.1%
2003	17,076	—	—	—	—	17,076	9.1%
2004	12,265	—	—	—	—	12,265	6.5%
2007	37	—	—	—	—	37	0.0%
2008	129,733	—	—	—	—	129,733	68.9%
2009	19,458	—	—	—	—	19,458	10.3%

Total Fair Value	$188,219	$—	$—	$—	$—	$188,219	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at June 30, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2001	$69	$—	$—	$—	$—	$69	0.4%
2002	510	—	—	—	—	510	2.7%
2003	617	—	—	—	—	617	3.3%
2004	109	2,687	—	—	—	2,797	14.9%
2005	—	—	861	302	1,881	3,044	16.2%
2006	—	—	659	1,501	—	2,159	11.5%
2007	—	—	—	9,378	—	9,378	49.8%
2008	—	241	—	—	—	241	1.3%

Total Fair Value	$1,305	$2,928	$1,519	$11,181	$1,881	$18,814	100.0%

% of Total Fair Value	6.9%	15.6%	8.1%	59.4%	10.0%	100.0%

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

Infinity’s investment portfolio consists of $232.6 million of municipal bonds, of which $150.4 million are insured. Of the insured bonds, 32.3% are insured with Assured Guaranty, 29.6% with MBIA, 22.4% with AMBAC and 15.7% are insured with FGIC. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the insured municipal bond portfolio (in thousands) at June 30, 2009:

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$14,542	9.7%	$30,755	37.4%	$45,297	19.5%
AA+, AA, AA-	80,808	53.7%	36,581	44.5%	117,389	50.5%
A+, A, A-	46,928	31.2%	14,792	18.0%	61,720	26.5%
BBB+, BBB, BBB-	6,368	4.2%	—	0.0%	6,368	2.7%
BB+, BB, BB-	1,784	1.2%	—	0.0%	1,784	0.8%

Total	$150,430	100.0%	$82,128	100.0%	$232,558	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, there were no material changes to the information provided in Infinity’s Form 10-K for the year ended December 31, 2008 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2009. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first six months of 2009 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

Except as discussed below, the Company has not become a party to any material legal proceedings nor have there been any material developments in the Company’s legal proceedings disclosed in the Company’s Form 10-K for the year ended December 31, 2008. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the Form 10-K for the year ended December 31, 2008.

•

Dave Munn v. Eastwood Insurance Services, et al., was filed in November 2005 in the Superior Court for the City and County of San Francisco and subsequently transferred to the Superior Court of the State of California, County of Orange, Civil Complex Center. In this action, the plaintiff alleges violations of provisions of the California Business & Professions Code. The case involves a dispute over the legality of broker fees charged by Eastwood Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiff alleges that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, Eastwood should not have charged broker fees. Plaintiff seeks from Eastwood restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies. Plaintiff had sought injunctive relief from Infinity to prohibit Infinity from conducting business with Eastwood as a broker. The Superior Court issued an order, on plaintiff’s motion, dismissing Infinity as a named defendant to the suit. Eastwood initiated a cross-claim against Infinity seeking contribution and indemnification of any amounts that it was determined to owe plaintiff. Eastwood has dismissed, without prejudice to refile, its claims for contribution and indemnification against Infinity. On July 15, 2009, subsequent to the end of the Company’s second quarter on June 30, 2009, the Superior Court entered summary judgment in favor of Eastwood on each of the plaintiff’s claims. If either the plaintiff chooses not to appeal the Superior Court’s summary judgment ruling or such ruling is not reversed on appeal, then Eastwood’s claims against the Company for contribution and indemnification would be moot.

•

Eugene Maystruck v. Infinity Insurance Company (Superior Court of the State of California, Los Angeles County) is a putative class action filed in October 2007. The action alleges that Infinity’s Repair Satisfaction Vehicle Program (“R.S.V.P.”) violates California Administrative Code Section 2695.8(e), Insurance Code section 758.5(d), Section 17200 of the Business and Professions Code, and constitutes a breach of the implied covenant of good faith and fair dealing. The putative class action suit seeks compensatory damages, attorney fees, injunctive relief, reformation of the insurance policy and costs and expenses. On May 21, 2008, the Superior Court granted the Company’s demurrer to the plaintiff’s complaint, without leave to amend, thereby dismissing all causes of action against the Company. On July 9, 2008, the plaintiff filed notice that it was appealing dismissal of the case. On July 9, 2009, subsequent to the end of the Company’s second quarter on June 30, 2009, the California Court of Appeals affirmed the Superior Court’s dismissal of all causes of action against the Company. On July 10, 2009, the Company and plaintiff entered into an agreement, pursuant to which the plaintiff agreed not to appeal the ruling of the California Court of Appeals.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 1A

Risk Factors

There have been no material changes in the Company’s risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. For a description of the Company’s previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2008.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 – April 30, 2009	149,400	$34.27	149,400	$25,833,662

May 1, 2009 – May 31, 2 009	63,400	$36.43	63,400	23,521,790

June 1, 2009 – June 30, 2009	34,300	$37.16	34,300	22,246,336

Total	247,100	$35.23	247,100	$22,246,336

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the current remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million, and extended the date to complete the repurchases to December 31, 2009. Effective August 6, 2009, Infinity’s Board of Directors increased this authority by $28.8 million to $50.0 million, modified the authority to include the repurchase of Infinity’s debt through open market purchases and extended the date to execute this program to December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 4

Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on May 18, 2009:

1.	The election of 10 Directors; and

2.	The ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Maria Teresa Alvarez Canida	11,279,811	31,826
Jorge G. Castro	11,288,179	23,458
James R. Gober	11,167,005	144,632
Harold E. Layman	11,288,279	23,358
Drayton Nabers, Jr.	11,286,213	25,424
Samuel J. Simon	11,237,581	74,056
Roger Smith	10,495,709	815,928
William Stancil Starnes	11,288,279	23,358
Gregory C. Thomas	11,288,279	23,358
Samuel J. Weinhoff	11,288,279	23,358

Ratification of Ernst & Young LLP as Infinity’s Independent Registered Public Accounting Firm was approved as follows:

11,302,615	Votes for approval
5,963	Votes against
3,059	Abstentions
—	Broker Non-Votes

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 7, 2009		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)