Form 10-Q
period 2009-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2009-11-06
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 13,602,267 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30			Nine months ended September 30
	2009	2008	% Change	2009	2008	% Change
Revenues:
Earned premium	$210,337	$231,094	(9.0)%	$638,734	$699,521	(8.7)%

Net investment income	12,107	14,098	(14.1)%	37,904	44,245	(14.3)%

Realized losses on investments*	(12,113)	(11,623)	4.2%	(18,070)	(14,788)	22.2%
Other income	25	233	(89.3)%	96	1,880	(94.9)%

Total revenues	210,357	233,802	(10.0)%	658,665	730,858	(9.9)%

Costs and Expenses:
Losses and loss adjustment expenses	141,057	164,909	(14.5)%	443,151	500,281	(11.4)%

Commissions and other underwriting expenses	47,127	51,091	(7.8)%	139,778	160,600	(13.0)%

Interest expense	2,769	2,768	0.0%	8,306	8,303	0.0%

Corporate general and administrative expenses	1,590	1,746	(8.9)%	5,170	5,538	(6.6)%

Restructuring charges	—	72	(100.0)%	2	480	(99.6)%
Other expenses	404	1,196	(66.2)%	1,818	3,951	(54.0)%

Total costs and expenses	192,946	221,782	(13.0)%	598,225	679,153	(11.9)%

Earnings before income taxes	17,411	12,020	44.9%	60,440	51,705	16.9%

Provision for income taxes	9,187	7,651	20.1%	24,508	21,191	15.7%

Net Earnings	$8,224	$4,369	88.2%	$35,932	$30,514	17.8%

Earnings per Common Share:
Basic	$0.61	$0.29	110.3%	$2.62	$1.93	35.8%

Diluted	0.60	0.28	114.3%	2.58	1.90	35.8%

Average number of Common Shares:
Basic	13,534	15,260	(11.3)%	13,713	15,838	(13.4)%

Diluted	13,753	15,499	(11.3)%	13,921	16,066	(13.4)%

Cash dividends per Common Share	$0.12	$0.11	9.1%	$0.36	$0.33	9.1%

* Realized (losses) gains before impairment losses	$(1,077)	$2,174	(149.5)%	$1,311	$6,706	(80.5)%

Total other-than-temporary impairment (OTTI) losses	(250)	(13,797)	(98.2)%	(11,832)	(21,494)	(45.0)%
Non-credit portion in other comprehensive income	—	—	0.0%	3,783	—	0.0%
OTTI losses reclassed from other comprehensive income	(10,786)	—	0.0%	(11,332)	—	0.0%

Net impairment losses recognized in earnings	(11,037)	(13,797)	(20,0)%	(19,381)	(21,494)	(9.8)%

Total realized losses on investments	$(12,113)	$(11,623)	4.2%	$(18,070)	$(14,788)	22.2%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,106,733 and $1,024,121)	$1,134,811	$1,032,237
Equity securities - at fair value (amortized cost $33,244 and $31,157)	39,436	31,157

Total investments	1,174,248	1,063,394
Cash and cash equivalents	104,215	109,274
Accrued investment income	10,166	11,028
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $10,391 and $11,652	309,700	300,751
Property, plant and equipment, net of accumulated depreciation of $39,490 and $49,989	29,675	33,342
Prepaid reinsurance premium	1,927	1,661
Recoverables from reinsurers (includes $532 and $2,898 on paid losses and loss adjustment expenses)	18,439	23,413
Deferred policy acquisition costs	71,174	70,101
Current and deferred income taxes	13,155	20,920
Receivable for securities sold	2,336	—
Prepaid expenses, deferred charges and other assets	8,396	14,779
Goodwill	75,275	75,275

Total assets	$1,818,706	$1,723,938

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$532,025	$544,756
Unearned premium	388,020	380,425
Payable to reinsurers	—	954
Long-term debt (fair value $194,400 and $179,063)	199,623	199,567
Commissions payable	23,549	22,568
Payable for securities purchased	36,873	293
Accounts payable, accrued expenses and other liabilities	45,959	50,042

Total liabilities	1,226,050	1,198,607

Commitments and contingencies (See Note 11)
Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,079,354 and 21,041,444 shares issued	21,056	20,999
Additional paid-in capital	343,732	341,889
Retained earnings	508,132	439,051
Accumulated other comprehensive income, net of tax	22,914	5,987
Treasury stock, at cost (7,474,062 and 6,895,262 shares)	(303,178)	(282,594)

Total shareholders’ equity	592,656	525,331

Total liabilities and shareholders’ equity	$1,818,706	$1,723,938

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2007	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$30,514	$—	$—	$30,514
Net change in post-retirement benefit liability, net of tax	—	—	—	(48)	—	(48)
Change in unrealized gain on investments, net of tax	—	—	—	(18,710)	—	(18,710)

Comprehensive income						$11,756
Dividends paid to common shareholders	—	—	(5,242)	—	—	(5,242)
Employee stock purchases, including tax benefit	6	198	—	—	—	204
Exercise of stock options, including tax benefit	17	429	—	—	—	446
Share-based compensation expense	34	1,708	—	—	—	1,742
Acquisition of treasury stock	—	—	—	—	(53,640)	(53,640)
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	(768)

Balance at September 30, 2008	$20,999	$341,762	$451,910	$(10,405)	$(248,544)	$555,722

Net earnings	$—	$—	$(11,257)	$—	$—	$(11,257)
Net change in post-retirement benefit liability, net of tax	—	—	—	242	—	242
Change in unrealized gain on investments, net of tax	—	—	—	16,150	—	16,150

Comprehensive income						$5,135
Dividends paid to common shareholders	—	—	(1,568)	—	—	(1,568)
Employee stock purchases, including tax benefit	1	50	—	—	—	52
Exercise of stock options, including tax benefit	3	104	—	—	—	107
Share-based compensation expense	(4)	(27)	—	—	—	(31)
Acquisition of treasury stock	—	—	—	—	(34,051)	(34,051)
Other	—	—	(34)	—	—	(34)

Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$35,932	$—	$—	$35,932
Net change in post-retirement benefit liability, net of tax	—	—	—	(73)	—	(73)
Change in unrealized gain on investments, net of tax	—	—	—	29,834	—	29,834
Non-credit component of impairment losses on fixed maturities, net of tax	—	—	—	11,936	—	11,936

Comprehensive income						$77,629
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	—
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(4,958)	—	—	(4,958)
Employee stock purchases, including tax benefit	4	160	—	—	—	164
Exercise of stock options, including tax benefit	24	601	—	—	—	625
Share-based compensation expense	29	1,082	—	—	—	1,111
Acquisition of treasury stock	—	—	—	—	(20,583)	(20,583)

Balance at September 30, 2009	$21,056	$343,732	$508,132	$22,914	$(303,178)	$592,656

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended September 30,
	2009	2008
Operating activities:
Net earnings	$8,224	$4,369
Adjustments:
Depreciation and amortization	2,706	3,001
Realized losses on investing activities	12,113	11,623
Loss on disposal of fixed assets	2	455
Share-based compensation expense	321	448
Decrease in accrued investment income	156	1,836
(Increase) decrease in agents’ balances and premium receivable	(3,091)	8,605
Decrease in reinsurance receivables	1,514	2,004
Decrease in deferred policy acquisition costs	45	2,119
Decrease in other assets	1,218	5,237

Decrease in insurance claims and reserves	(913)	(14,262)
Decrease in payable to reinsurers	—	(102)
Increase in other liabilities	(1,259)	(6,570)

Net cash provided by operating activities	21,035	18,763

Investing activities:
Purchases of and additional investments in:
Fixed maturities	(236,935)	(96,031)
Equity securities	(1,700)	(108)

Property and equipment	(1,433)	(4,082)
Maturities and redemptions of fixed maturity investments	51,757	15,000
Sales:
Fixed maturities	152,044	156,300

Net cash (used in) provided by investing activities	(36,266)	71,079

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	529	306
Acquisition of treasury stock	(1,692)	(46,107)
Dividends paid to shareholders	(1,633)	(1,676)

Net cash used in financing activities	(2,796)	(47,477)

Net (decrease) increase in cash and cash equivalents	(18,026)	42,365
Cash and cash equivalents at beginning of period	122,241	36,645

Cash and cash equivalents at end of period	$104,215	$79,010

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

	For the nine months ended September 30,
	2009	2008
Operating Activities:
Net earnings	$35,932	$30,514
Adjustments:
Depreciation and amortization	7,343	9,179
Realized losses on investing activities	18,070	14,788
Loss on disposal of fixed assets	98	455
Share-based compensation expense	1,111	1,742
Decrease in accrued investment income	862	2,311
(Increase) decrease in agents’ balances and premium receivable	(8,949)	7,630
Decrease in reinsurance receivables	4,708	5,897
Increase in deferred policy acquisition costs	(1,073)	(86)
Decrease in other assets	4,995	76

Decrease in insurance claims and reserves	(5,137)	(41,448)
Decrease in payable to reinsurers	(954)	(44)
Decrease in other liabilities	(3,103)	(11,864)

Net cash provided by operating activities	53,902	19,150

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(393,813)	(474,545)
Equity securities	(1,817)	(588)
Property and equipment	(3,718)	(11,897)
Maturities and redemptions of fixed maturity investments	119,653	49,210
Sales:
Fixed maturities	245,740	508,480

Net cash (used in) provided by investing activities	(33,955)	70,661

Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	790	649
Accelerated share repurchase settlement payment	—	(768)
Acquisition of treasury stock	(20,837)	(52,271)
Dividends paid to shareholders	(4,958)	(5,242)

Net cash used in financing activities	(25,006)	(57,632)

Net (decrease) increase in cash and cash equivalents	(5,059)	32,179
Cash and cash equivalents at beginning of period	109,274	46,831

Cash and cash equivalents at end of period	$104,215	$79,010

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

INDEX TO NOTES

1. Reporting and Accounting Policies	7. Income Taxes

2. Share-Based Compensation	8. Supplemental Cash Flow Information

3. Computation of Earnings Per Share	9. Insurance Reserves

4. Fair Value	10. Restructuring Charges

5. Investments	11. Commitments and Contingencies

6. Long-term Debt

Note 1 Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Although licensed to write insurance in all 50 states and the District of Columbia, Infinity focuses on select states that management believes offer the greatest opportunity for premium growth and profitability.

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

Infinity has evaluated subsequent events through November 6, 2009, the date at which the company’s financial statements were issued.

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

New Accounting Standards Adopted

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (ASC) (Codification) as the single source of authoritative accounting principles recognized by the FASB. Codification does not create new accounting and reporting standards but reorganizes their structure. The Company adopted this standard for its interim reporting period ended September 30, 2009 and the adoption had no material impact on the Company’s financial statements.

For periods ending after June 15, 2009, Infinity adopted the authoritative guidance in ASC 855, Subsequent Events, (prior authoritative literature: FASB Statement No. 165, Subsequent Events) which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of this standard had no material impact on the Company’s financial statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

For periods ending after June 15, 2009, Infinity adopted the authoritative guidance in ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments (prior authoritative literature: FASB Staff Position No. 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments; FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) which requires disclosures about the fair value of financial instruments for interim reporting periods. This codification also provides additional guidance in determining fair value when the volume and level of activity for the asset or liability has significantly decreased. The adoption had no material impact on the Company’s financial statements.

For periods ending after June 15, 2009, Infinity adopted the authoritative guidance in ASC 320, Investments — Debt and Equity Securities, (prior authoritative literature: FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, Recognition of Other-than-Temporary-Impairments) which states that, if a fixed maturity security is considered other-than-temporarily impaired but the company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss portion, which is the difference between the security’s amortized cost and the present value of expected future cash flows, is recognized in earnings. The amount due to all other factors is recognized in other comprehensive income, net of tax. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. As a result of the adoption, Infinity recorded a cumulative effect adjustment of $38.1 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income.

Additional disclosures required by this standard are contained in Note 5 to the Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total shareholders’ equity or net earnings as previously reported.

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through September 30, 2009. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s Amended 2002 Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the third quarter and first nine months of 2009, $0.2 million and $0.6 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock. During the third quarter and first nine months of 2008, $0.2 million and $0.6 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 29,630 shares have been issued through September 30, 2009. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant. On June 2, 2008, a total of 7,494 shares of common stock, determined pursuant to the Directors’ Plan and valued at $300,000, were issued to Infinity’s non-employee directors. On June 1, 2009, a total of 9,583 shares of common stock, determined pursuant to the Directors’ Plan and valued at $350,000, were issued to Infinity’s non-employee directors.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP is 1,000,000, of which 36,263 have been issued through September 30, 2009. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended September 30, 2009 and 2008 approximated $8,000 and $11,000, respectively. The 15% discount for shares purchased during the nine-month periods ended September 30, 2009 and 2008 approximated $24,000 and $35,000, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

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

A review of the 2008 Performance Share Plan during the third quarter of 2009 indicated that the established 2008 to 2010 premium growth goals will likely not be met and no performance share units are expected to be awarded under this plan. Accordingly, Infinity did not record any expense for the plan during the third quarter of 2009. Infinity recorded $(0.2) million of expense during the first nine months of 2009 to reverse expense previously recorded for the plan. During the third quarter and first nine months of 2008, $0.2 million and $0.5 million, respectively, of expense was recognized in the Consolidated Statements of Earnings for the 2008 Performance Share Plan.

During the third quarter and first nine months of 2009, approximately $0.1 million and $0.4 million, respectively, of expense was recognized in the Consolidated Statements of Earnings related to the 2009 Performance Share Plan.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

As permitted by the Stock Compensation topic of the FASB Accounting Standards Codification, Infinity used the modified Black-Scholes model with the assumptions noted below to estimate the value of employee stock options on the date of grant. Expected volatilities are based on historical volatilities of Infinity’s stock. Infinity selected the expected option life to be 7.5 years, which represents the midpoint between the last vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the options is based on the yield on 10-year Treasury notes in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The weighted-average grant date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of September 30, 2009	123,800	190,640

The following chart describes activity for Infinity’s Stock Option Plan for the nine months ended September 30, 2009:

	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2008	338,560	$22.81
Granted	—	—
Exercised	(24,120)	$19.50
Forfeited	—	—

Outstanding at September 30, 2009	314,440	$23.06	3.78	$6.1

Vested or expected to vest as of September 30, 2009	314,440	$23.06	3.78	$6.1
Exercisable as of September 30, 2009	314,440	$23.06	3.78	$6.1

(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

The Stock Compensation topic of the FASB Accounting Standards codification requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of September 30, 2009, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the nine months ended September 30, 2009 and 2008 was approximately $0.5 million and $0.3 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements was approximately $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2009 and 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was approximately $0.5 million and $0.4 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 3 Computation of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net earnings for basic and diluted earnings per share	$8,224	$4,369	$35,932	$30,514
Average basic shares outstanding	13,534	15,260	13,713	15,838

Basic earnings per share	$0.61	$0.29	$2.62	$1.93

Average basic shares outstanding	13,534	15,260	13,713	15,838
Restricted stock not yet vested	72	72	72	72
Dilutive effect of assumed option exercises	146	167	136	156

Average diluted shares outstanding	13,753	15,499	13,921	16,066

Diluted earnings per share	$0.60	$0.28	$2.58	$1.90

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$104,215	$—	$—	$104,215
Available-for-sale securities
Fixed maturities	233,557	879,215	22,039	1,134,811
Equity securities	39,436	—	—	39,436

Total assets	$377,208	$879,215	$22,039	$1,278,462

Percentage of total	29.5%	68.8%	1.7%	100.0%

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category at September 30, 2009 (in thousands):

	Available-for-Sale Securities
	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
Balance at beginning of period	$24,042	$45,556
Total gains or losses (realized or unrealized)
Included in net earnings	(713)	(2,942)
Included in other comprehensive income	3,112	4,101
Purchases, sales, issuances and settlements	(3,018)	(12,887)
Transfers in to Level 3	—	1,671
Transfers out of Level 3	(1,383)	(13,460)

Balance at September 30, 2009	$22,039	$22,039

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings.

Of the $22.0 million fair value of securities in Level 3, which consists of 18 securities, 14 are priced based on non-binding broker quotes or prices from various outside sources. When there are multiple prices obtained for the same security, a hierarchy is used that determines the best price, which is used as the basis for the fair value presented in the financial statements. The remaining four securities, which have a fair value of $3.9 million, are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at September 30, 2009 and the average spreads to Treasury for the type and rating of the security being priced. For one security with a fair value of $2.0 million, which is no longer rated, the assumed rating for valuation purposes was ‘D’.

The following table presents the carrying value and estimated fair value of Infinity’s financial instruments (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$104,215	$104,215	$109,274	$109,274
Available-for-sale securities
Fixed maturities	1,134,811	1,134,811	1,032,237	1,032,237
Equity securities	39,436	39,436	31,157	31,157

Total assets	$1,278,462	$1,278,462	$1,172,668	$1,172,668

Liabilities:
Long-term debt	$199,623	$194,400	$199,567	$179,063

See Note 5 of the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

All fixed maturity and equity securities are considered available-for-sale and reported at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2009 were $152.0 million and $245.7 million, respectively. Proceeds from sales of securities for the three and nine months ended September 30, 2008 were $156.3 million and $508.5 million, respectively.

Summarized information for the major categories of Infinity’s investment portfolio follows (in thousands):

	September 30, 2009
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Temporary Unrealized Losses	Other-than- temporary Impairment Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$228,234	$5,517	$(194)	$—	$233,557
Government-sponsored entities	78,452	1,650	(2)	—	80,099
State and municipal	231,937	10,710	(99)	—	242,548
Mortgage-backed securities:
Residential	166,694	4,631	—	—	171,326
Commercial	32,968	601	—	—	33,569

Total mortgage-backed securities	$199,662	$5,232	$—	$—	$204,894
Collateralized mortgage obligations	112,723	878	(325)	(981)	112,297
Asset-backed securities	10,810	13	(25)	(4)	10,795
Corporates	244,914	8,095	(103)	(2,284)	250,621

Total fixed maturities	$1,106,733	$32,095	$(748)	$(3,268)	$1,134,811
Equity securities	33,244	6,192	—	—	39,436

Total	$1,139,977	$38,287	$(748)	$(3,268)	$1,174,248

	December 31, 2008
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government	$159,031	$9,232	$—	$168,263
Government-sponsored entities	33,210	1,652	—	34,861
State and municipal	217,951	4,344	(1,696)	220,598
Mortgage-backed securities:
Residential	129,664	5,268	—	134,932
Commercial	37,754	59	(2,325)	35,488

Total mortgage-backed securities	$167,419	$5,327	$(2,325)	$170,420
Collateralized mortgage obligations	162,100	1,199	(5,680)	157,619
Asset-backed securities	22,926	28	(375)	22,578
Corporates	261,486	3,218	(6,807)	257,898

Total fixed maturities	$1,024,121	$25,000	$(16,883)	$1,032,237
Equity securities	31,157	—	—	31,157

Total	$1,055,278	$25,000	$(16,883)	$1,063,394

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
September 30, 2009
Fixed maturities:
U.S. government	1	$5,872	$(194)	3.2%	—	$—	$—	0.0%
Government-sponsored entities	1	1,012	(2)	0.2%	—	—	—	0.0%
State and municipal	4	7,137	(56)	0.8%	1	2,373	(44)	1.8%
Mortgage-backed securities:
Residential	—	—	—	0.0%	—	—	—	0.0%
Commercial	—	—	—	0.0%	—	—	—	0.0%

Total mortgage-backed securities	—	$—	$—	0.0%	—	$—	$—	0.0%
Collateralized mortgage obligations	2	2,867	(310)	9.7%	9	27,025	(996)	3.6%
Asset-backed securities	—	—	—	0.0%	3	602	(28)	4.5%
Corporate	41	20,601	(313)	1.5%	13	8,034	(2,074)	20.5%

Total fixed maturities	49	$37,489	$(875)	2.3%	26	$38,034	$(3,142)	7.6%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	49	$37,489	$(875)	2.3%	26	$38,034	$(3,142)	7.6%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
December 31, 2008
Fixed maturities:
U.S. government	—	$—	$—	0.0%	—	$—	$—	0.0%
Government-sponsored entities	—	—	—	0.0%	—	—	—	0.0%
State and municipal	31	57,901	(1,696)	2.9%	—	—	—	0.0%
Mortgage-backed securities:
Residential	—	—	—	0.0%	—	—	—	0.0%
Commercial	8	28,101	(2,325)	7.6%	—	—	—	0.0%

Total mortgage-backed securities	8	$28,101	$(2,325)	7.6%	—	$—	$—	0.0%
Collateralized mortgage obligations	14	56,556	(5,680)	9.1%	—	—	—	0.0%
Asset-backed securities	14	5,257	(369)	7.0%	2	698	(6)	0.9%
Corporate	93	114,945	(6,447)	5.3%	4	3,613	(360)	9.1%

Total fixed maturities	160	$262,759	$(16,518)	5.9%	6	$4,311	$(366)	7.8%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	160	$262,759	$(16,518)	5.9%	6	$4,311	$(366)	7.8%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Gross unrealized losses at September 30, 2009 are primarily attributable to the following:

•

Unrealized losses in collateralized mortgage obligations, particularly in non-GSE Whole Loan securities which have declined in value due to widening credit spreads-to-Treasury securities for non-GSE collateralized mortgage obligations;

•	A $1.9 million non-credit impairment loss on an investment grade corporate bond with a fair value of $1.3 million.

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

	September 30, 2009	December 31, 2008

Number of positions held with unrealized:
Gains	408	229
Losses	75	166

Number of positions held that individually exceed unrealized:
Gains of $500,000	7	9
Losses of $500,000	1	5

Percentage of positions held with unrealized:
Gains that were investment grade	83%	96%
Losses that were investment grade	36%	80%

Percentage of fair value held with unrealized:
Gains that were investment grade	97%	99%
Losses that were investment grade	71%	94%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at September 30, 2009 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater than 10%*

Less than or equal to:
Three months	20,112	(124)	(124)	—	—
Six months	9,068	(307)	(230)	(77)	—
Nine months	7,213	(140)	(107)	(33)	—
Twelve months	10,520	(2,444)	(75)	(165)	(2,204)
Greater than twelve months	28,611	(1,001)	(337)	(526)	(139)

Total	75,522	(4,017)	(873)	(801)	(2,343)

*	As compared to amortized cost or cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities[1]	Equity Securities	Tax Effects	Net
Nine months ended September 30, 2009
Unrealized holding gains (losses) on securities arising during the period	$39,999	$6,192	$(16,167)	$30,024
Realized (gains) losses on securities sold	(1,311)	—	459	(852)
Impairment loss recognized in earnings	19,381	—	(6,783)	12,598

Change in unrealized gains (losses) on marketable securities, net	$58,069	$6,192	$(22,491)	$41,770

Nine months ended September 30, 2008
Unrealized holding gains (losses) on securities arising during the period	$(34,450)	$(9,121)	$15,250	$(28,321)
Realized (gains) losses included in net earnings	14,788	—	(5,176)	9,612

Change in unrealized gains (losses) on marketable securities, net	$(19,662)	$(9,121)	$10,074	$(18,710)

[1]

Excludes $38.1 million reclass of the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income on April 1, 2009 as part of the adoption of FASB ASC 320-10-65

For fixed maturity securities that are other-than-temporarily impaired, Infinity assesses its intent to sell and the likelihood that the company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but the company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss component of an impairment charge on a fixed maturity security is determined by the excess of the amortized cost over the present value of the expected cash flows. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities for which a portion was recognized in other accumulated other comprehensive income (in thousands):

Balance at April 1, 2009	$1,635

Additional credit impairments on:
Previously impaired securities	2,948
Securities without prior impairments	520
Reductions for securities sold	(729)
Additions for previously all credit	7,910
Other adjustments[1]	(5)

Balance at September 30, 2009	$12,279

[1]	Other adjustments include reductions to the beginning balance for securities that no longer have a non-credit component.

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2009, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities

One year or less	$66,848	$256	$3,909	$71,013	$70,073
After one year through five years	468,126	8,223	3,293	479,643	467,321
After five years through ten years	163,954	30,444	453	194,852	187,009
After ten years	49,503	6,105	5,710	61,318	59,134
MBS, CMO and ABS	246,877	30,493	50,616	327,986	323,196

Total	$995,307	$75,522	$63,982	$1,134,811	$1,106,733

Note 6 Long-term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. The September 30, 2009 fair value of $194.4 million was calculated using a 293 basis point spread to the ten-year U.S. Treasury Note of 3.307%.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2009, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Income Taxes

Income tax expense for the three and nine months ended September 30, 2009 was $9.2 million and $24.5 million, respectively, compared to $7.7 million and $21.2 million for the same periods of 2008. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Earnings before income taxes	$17,411	$12,020	$60,440	$51,705

Income taxes at statutory rates	6,094	4,207	21,154	18,097
Effect of:
Dividends-received deduction	(38)	(43)	(111)	(133)
Tax-exempt interest	(601)	(650)	(1,846)	(2,235)
Adjustment to valuation allowance	3,708	4,083	5,277	5,159
Other	24	54	34	303

Provision for income taxes as shown on the Consolidated Statements of Earnings	$9,187	$7,651	$24,508	$21,191

GAAP effective tax rate	52.8%	63.7%	40.6%	41.0%

In the third quarter and first nine months of 2009, Infinity increased its tax valuation allowance by approximately $3.7 million and $5.3 million, respectively, primarily due to an increase in the deferred tax asset related to other-than-temporary impaired securities.

In the third quarter and first nine months of 2008, Infinity increased its tax valuation allowance by approximately $4.1 million and $5.2 million, respectively, primarily due to an increase in the deferred tax asset related to other-than-temporary impaired securities.

In June 2008, the Internal Revenue Service began an examination of the 2005 tax year. In August 2008, the examination was expanded to include the 2006 tax year. In December 2008, the examination was completed with one issue identified, which related to whether corporate litigation losses are deductible for tax purposes when reserved versus paid. The Company filed a protest regarding this issue with the Internal Revenue Service and the appeals settlement was finalized in September 2009. The appeals settlement did not have a material impact on Infinity’s financial position.

No notice has been received for the 2007 or 2008 tax year.

Note 8 Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for stock-based compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Income tax payments	$8,500	$1,000	$25,700	$16,700
Interest payments on debt	5,500	5,500	11,000	11,000

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance at Beginning of Period
Unpaid losses on known claims	$169,753	$203,025	$179,530	$225,415
IBNR losses	196,830	185,028	196,891	186,402
LAE	167,419	193,092	168,335	206,592

Total unpaid losses and LAE	534,002	581,145	544,756	618,409
Reinsurance recoverables	(18,557)	(24,031)	(20,516)	(28,219)

Unpaid losses and LAE, net of reinsurance recoverables	515,445	557,114	524,241	590,190

Current Activity
Loss and LAE incurred:
Current accident year	154,269	166,190	476,515	513,789
Prior accident years	(13,211)	(1,281)	(33,364)	(13,508)

Total loss and LAE incurred	141,057	164,909	443,151	500,281

Loss and LAE payments:
Current accident year	(101,870)	(113,623)	(239,046)	(269,578)
Prior accident years	(40,514)	(55,812)	(214,227)	(268,305)

Total loss and LAE payments	(142,384)	(169,435)	(453,273)	(537,883)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	514,118	552,588	514,118	552,588
Add back reinsurance recoverables	17,907	23,548	17,907	23,548

Total unpaid losses and LAE	$532,025	$576,136	$532,025	$576,136

Unpaid losses on known claims	$169,814	$207,321	$169,814	$207,321
IBNR losses	196,715	190,087	196,715	190,087
LAE	165,497	178,728	165,497	178,728

Total unpaid losses and LAE	$532,025	$576,136	$532,025	$576,136

The $13.2 million and $33.4 million of favorable development during the three and nine months ended September 30, 2009, respectively, primarily relates to liability coverages on the nonstandard personal auto programs in California, Connecticut and Florida in accident years 2006 through 2008. In addition, there was favorable development on loss and LAE reserves relating to liability coverages in the Commercial Vehicle program. Included in the favorable development for the three and nine months ended September 30, 2009 is $2.4 million and $2.6 million, pre-tax respectively, related to the cancellation of non-escheatable claim checks that accumulated over several periods. The accumulation of cancelable checks was the result of an error that occurred over multiple quarters and the impact to any previously reported annual or quarterly period was immaterial.

The $1.3 million and $13.5 million of favorable development during the three and nine months ended September 30, 2008, respectively, primarily relates to liability coverages of the personal insurance business assumed through a reinsurance contract (the “Assumed Agency Business”) from Infinity’s former parent company’s principal property and casualty subsidiary, Great American Insurance Company. In addition, there was favorable development on LAE reserves relating to liability coverages in the California, Florida and Pennsylvania non-standard programs.

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

Restructuring costs incurred in 2006, 2007, 2008 and the three and nine months ended September 30, 2009 are as follows (in thousands):

	2006	2007	2008	Three months ended September 30, 2009	Nine months ended September 30, 2009	Total
Employee related costs	$4,782	$(562)	$331	$—	$2	$4,553
Contract termination costs	—	1,929	389	—	—	2,318
Other exit costs	—	326	68	—	—	394

Total	$4,782	$1,693	$788	$—	$2	$7,265

Infinity does not expect to incur any additional costs related to the restructuring.

Activities related to accrued restructuring charges as of September 30, 2009 are as follows (in thousands):

	Employee related costs	Contract termination costs	Total liability
Balance at December 31, 2008	$139	$1,229	$1,368
Incurred	6	—	6
Costs paid or settled	(141)	(541)	(682)
Net adjustments	(4)	—	(4)

Balance at September 30, 2009	$—	$687	$687

Note 11 Commitments and Contingencies

Commitments

In December 2006, Infinity entered into an eleven year operating lease for a call center facility in Birmingham, Alabama. This lease provides Infinity the right and option to purchase the property for $16.9 million in July 2011. This option expires on October 1, 2010. Infinity has made an offer to purchase the building for $16.1 million in advance of the July 2011 date. This offer has been accepted but is contingent upon the resolution of several legal issues by the current building owner, due diligence by Infinity and the successful execution of the sales contract. Infinity intends to use current funds to complete the purchase.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio including other-than-temporary impairments for credit losses, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part II, Item 1A of this report, as well as in Part I, Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2008.

OVERVIEW

Weak economic conditions and rising unemployment continued to pose a challenge with regard to growing revenue in the third quarter of 2009. However, favorable loss costs trends throughout the year have contributed to strong earnings.

Net earnings and diluted earnings per share for the three months ended September 30, 2009 were $8.2 million and $0.60, respectively, compared to $4.4 million and $0.28, respectively, for the three months ended September 30, 2008. Net earnings and diluted earnings per share for the nine months ended September 30, 2009 were $35.9 million and $2.58, respectively, compared to $30.5 million and $1.90, respectively, for the nine months ended September 30, 2008. The increase in diluted earnings per share for the three and nine months ended September 30, 2009 is primarily due to an increase in underwriting income.

Included in net earnings for the three and nine months ended September 30, 2009 were $8.6 million ($13.2 million pre-tax) and $21.7 million ($33.4 million pre-tax), respectively, of favorable development on prior accident period loss and LAE reserves compared to $0.8 million ($1.3 million pre-tax) and $8.8 million ($13.5 million pre-tax), respectively, for the three and nine months ended September 30, 2008. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Net realized losses on investments were $18.1 million for the first nine months of 2009 as compared to $14.8 million for the same period of 2008. Infinity had net realized losses on investments of $12.1 million for the third quarter of 2009 compared to losses of $11.6 million in the third quarter of 2008. Included in the net realized loss for the first nine months of 2009 is $19.4 million of other-than-temporary impairments on fixed income securities compared with $21.5 million of impairments during the first nine months of 2008. Included in the net realized loss for the third quarter of 2009 is $11.0 million of other-than-temporary impairments on fixed income securities compared with $13.8 million of impairments during the third quarter of 2008.

Total revenues declined 10.0% and 9.9% for the three and nine months ended September 30, 2009 compared with the same periods in 2008. The decline for both periods is primarily attributable to a decline in earned premiums as a result of decreases in gross written premiums in states such as Arizona, Florida and Georgia. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased $6.51 or 17.6% from $37.05 at September 30, 2008 to $43.56 at September 30, 2009. This increase was primarily due to earnings and change in unrealized net gains on investments, net of shareholder dividends, for the twelve months ended September 30, 2009. Also increasing book value per share over this period by approximately $0.89 per share was the $13.3 million reduction in the deferred tax valuation reserve associated with the $38.1 million reclassification of other-than-temporary

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

impairment reserve to unrealized losses required under FASB ASC 320-10-65 on April 1, 2009. Annualized return on equity for the three and nine months ended September 30, 2009 was 5.7% and 8.6%, respectively, compared with 3.0% and 7.0% for the three and nine months ended September 30, 2008.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premium for the three months ended September 30, 2009 and 2008 ($ in thousands):

	Three months ended September 30,
	2009	2008	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$166,928	$168,741	$(1,813)	(1.1)%
Non-Urban Zones	21,799	25,535	(3,736)	(14.6)%

Total Focus States	188,727	194,276	(5,549)	(2.9)%
Maintenance States	7,151	10,600	(3,449)	(32.5)%
Other States	418	837	(419)	(50.0)%

Subtotal	196,297	205,713	(9,417)	(4.6)%

Commercial Vehicle	13,331	11,086	2,245	20.3%
Classic Collector	2,956	5,876	(2,920)	(49.7)%
Other	(1)	177	(178)	(100.4)%

Total gross written premium	212,583	222,852	(10,269)	(4.6)%
Ceded reinsurance	(1,236)	(916)	(319)	34.9%

Net written premium	211,348	221,936	(10,588)	(4.8)%
Change in unearned premium	(1,010)	9,158	(10,169)	(111.0)%

Net earned premium	$210,337	$231,094	$(20,757)	(9.0)%

The following table shows Infinity’s net earned premium for the nine months ended September 30, 2009 and 2008 ($ in thousands):

	Nine months ended September 30,
	2009	2008	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$505,501	$531,935	$(26,433)	(5.0)%
Non-Urban Zones	66,905	82,956	(16,052)	(19.3)%

Total Focus States	572,406	614,891	(42,485)	(6.9)%
Maintenance States	24,408	35,946	(11,538)	(32.1)%
Other States	1,347	2,839	(1,492)	(52.6)%

Subtotal	598,160	653,676	(55,516)	(8.5)%

Commercial Vehicle	40,533	32,742	7,791	23.8%
Classic Collector	11,131	16,766	(5,635)	(33.6)%
Other	111	685	(574)	(83.8)%

Total gross written premium	649,936	703,868	(53,932)	(7.7)%
Ceded reinsurance	(3,813)	(3,125)	(688)	22.0%

Net written premium	646,123	700,743	(54,620)	(7.8)%
Change in unearned premium	(7,389)	(1,222)	(6,167)	504.8%

Net earned premium	$638,734	$699,521	$(60,787)	(8.7)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies-in-force as of September 30, 2009 and 2008:

	As of September 30,
	2009	2008	Change	Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	593,003	597,378	(4,375)	(0.7)%
Non-Urban Zones	68,025	82,053	(14,028)	(17.1)%

Total Focus States	661,028	679,431	(18,403)	(2.7)%
Maintenance States	24,394	35,211	(10,817)	(30.7)%
Other States	1,090	2,370	(1,280)	(54.0)%

Total personal auto insurance	686,512	717,012	(30,500)	(4.3)%

Commercial Vehicle	26,601	18,449	8,152	44.2%
Classic Collector	47,172	61,206	(14,034)	(22.9)%
Other	2	485	(483)	(99.6)%

Total policies-in-force	760,287	797,152	(36,865)	(4.6)%

Gross written premium decreased 4.6% and 7.7% during the third quarter and first nine months of 2009, respectively, compared with the same periods of 2008. During the first nine months of 2009, Infinity implemented 25 rate revisions in various states with an overall rate increase of less than 1%. Policies-in-force at September 30, 2009 decreased 4.6% compared with the same period in 2008. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premium. Infinity believes customers are opting for these minimum coverage policies as a result of the economic downturn.

Infinity’s agents and policyholders were affected by a continued deterioration in the economy in the third quarter as unemployment rates in five of eight Focus States were above 10% and consumer confidence remained weak. Agents report that many policyholders are reducing purchases of some auto coverage, raising deductibles or dropping coverage altogether, all of which have decreased Infinity’s premium volume. In states such as Florida and Georgia, Infinity has taken aggressive actions over the past year to improve profit margins, including raising rates, which has further reduced written premium.

During the third quarter and first nine months of 2009, personal auto insurance gross written premium in Infinity’s eight Focus States decreased 2.9% and 6.9% compared with the same periods in 2008. The decline in gross written premium is primarily a result of declines in Florida, Georgia and Arizona. Gross written premium in Florida declined 12.1% and 22.1% during the third quarter and first nine months of 2009, respectively, as compared with the same periods of 2008. The decline is due primarily to Infinity raising rates 15.1% during 2008 and tightening underwriting standards to improve profitability. In Georgia, gross written premium declined 29.9% and 27.9% during the third quarter and first nine months of 2009 as compared with the same periods of 2008. This decline is primarily a result of rate increases intended to improve profitability in the state. Gross written premium in Arizona declined 21.5% and 29.1% during the third quarter and first nine months of 2009, respectively, as compared with the same periods of 2008. This decline is primarily due to competitor rate decreases and worsening economic conditions in the state. Personal auto gross written premiums grew during the three months ended September 30, 2009 in California, Illinois and Pennsylvania. Gross written premium in California, Infinity’s largest state by premium volume, was up 2.9% for the third quarter and down just 0.2% for the first nine months of 2009 as compared to the same periods of 2008.

Gross written premium in the Maintenance States declined 32.5% and 32.1% during the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 20.3% and 23.8% during the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008, primarily from growth in California, a new market for this product.

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

The following table presents the statutory and GAAP combined ratios:

	Three months ended September 30,
	2009			2008			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	67.7%	20.0%	87.7%	67.7%	19.4%	87.2%	0.0%	0.6%	0.5%
Non-Urban Zones	66.2%	21.3%	87.5%	86.5%	21.3%	107.8%	(20.4)%	0.0%	(20.4)%

Total Focus States	67.5%	20.1%	87.7%	70.2%	19.7%	89.9%	(2.7)%	0.5%	(2.3)%
Maintenance States	53.1%	23.6%	76.7%	70.5%	21.9%	92.4%	(17.3)%	1.7%	(15.6)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	66.6%	20.3%	86.9%	70.2%	19.9%	90.1%	(3.7)%	0.4%	(3.2)%

Commercial Vehicle	85.0%	21.4%	106.3%	123.2%	18.9%	142.1%	(38.2)%	2.5%	(35.8)%
Classic Collector	41.0%	43.6%	84.6%	62.5%	41.1%	103.6%	(21.6)%	2.6%	(19.0)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.1%	20.7%	87.8%	71.6%	20.6%	92.2%	(4.5)%	0.1%	(4.4)%

GAAP ratios	67.1%	22.4%	89.5%	71.4%	22.1%	93.5%	(4.3)%	0.3%	(4.0)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30,
	2009			2008			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	70.5%	20.0%	90.5%	71.7%	20.3%	92.0%	(1.2)%	(0.3)%	(1.5)%
Non-Urban Zones	68.9%	20.9%	89.8%	76.1%	21.7%	97.8%	(7.2)%	(0.8)%	(8.0)%

Total Focus States	70.3%	20.1%	90.4%	72.3%	20.5%	92.8%	(2.0)%	(0.4)%	(2.4)%
Maintenance States	67.4%	23.9%	91.3%	73.8%	23.0%	96.7%	(6.4)%	1.0%	(5.4)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	70.1%	20.3%	90.3%	72.1%	20.7%	92.8%	(2.1)%	(0.4)%	(2.4)%

Commercial Vehicle	71.8%	21.5%	93.3%	105.9%	22.0%	127.9%	(34.1)%	(0.5)%	(34.6)%
Classic Collector	38.9%	41.0%	79.8%	44.7%	41.6%	86.3%	(5.9)%	(0.6)%	(6.5)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	69.4%	20.6%	90.0%	71.5%	21.5%	93.0%	(2.2)%	(0.9)%	(3.1)%

GAAP ratios	69.4%	21.9%	91.3%	71.5%	23.0%	94.5%	(2.1)%	(1.1)%	(3.2)%

NM: not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the third quarter and first nine months of 2009 decreased 4.4 and 3.1 points, respectively, compared with the same periods of 2008. The third quarter and first nine months of 2009 benefited from $13.2 million and $33.4 million, respectively, of favorable development on loss and LAE reserves compared to $1.3 million and $13.5 million of favorable development for the same periods of 2008, respectively. Included in the favorable development for the three and nine months ended September 30, 2009 is $2.4 million and $2.6 million, pre-tax respectively, related to the cancellation of non-escheatable claim checks that accumulated over several periods. The accumulation of cancelable checks was the result of an error that occurred over multiple quarters and the impact to any previously reported annual or quarterly period was immaterial. Excluding the impact of the favorable development of loss and LAE reserves, overall statutory combined ratios for the third quarter and nine months ended September 30, 2009 were 94.0% and 95.2%, respectively. Excluding the impact of the favorable development of loss and LAE reserves, overall statutory combined ratios for the third quarter and nine months ended September 30, 2008 were 92.8% and 95.0%, respectively. Losses from catastrophes were $0.4 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, compared to $1.3 million and $1.8 million for the same periods of 2008.

The combined ratio improvement in the Focus States during the third quarter and first nine months of 2009 is primarily a result of favorable development on loss and LAE reserves in California and Florida. Excluding favorable development, the loss and LAE ratio in the Focus States for the first nine months of 2009 has increased compared with the first nine months of 2008 primarily as a result of an increase in the loss ratio in California, where Infinity took rate decreases in late 2007 and mid-2008 in order to comply with the state’s Fair Rate of Return regulations, as well as an increase in frequency and severity in bodily injury coverage.

The loss and LAE ratio in the Maintenance States declined for the three and nine months ended September 30, 2009 as compared with the same period in 2008 primarily as a result of favorable development on LAE reserves in Connecticut and Missouri.

The loss and LAE ratio for the Commercial Vehicle business decreased substantially during the third quarter and first nine months of 2009 compared with the same periods in 2008 primarily as a result of an extra-contractual claim in Florida recorded during 2008. Excluding this claim, the combined ratio for the third quarter and first nine months of 2008 would be 87.4% and 79.3%, respectively. This compares with 106.3% and 93.3%, respectively, for the same periods of 2009. The increase in the combined ratio for the first nine months of 2009 as compared to the same period of 2008, excluding the extra-contractual claim, is a result of an increase in the loss ratio in California due to a shift toward new business, which typically has a higher loss ratio than renewal business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$12,405	$14,345	$38,812	$45,005
Dividends on equity securities	181	206	532	637

Gross investment income	$12,586	$14,551	$39,343	$45,642
Investment expenses	(478)	(453)	(1,439)	(1,397)

Net investment income	$12,107	$14,098	$37,904	$44,245

Average investment balance	$1,244,677	$1,313,141	$1,215,155	$1,328,194
Investment book yield (gross of expense, not annualized)	1.0%	1.1%	3.2%	3.4%

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and nine months ended September 30, 2009 declined compared to the same periods in 2008 primarily due to a decline in book yields as a result of a general decline in market interest rates for high quality bonds.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Impairments recognized in earnings	Realized gains (losses) on sales	Total realized losses	Impairments on securities held	Realized gains on sales	Total realized losses
Fixed maturities	$(11,037)	$(1,077)	$(12,113)	$(13,797)	$2,174	$(11,623)
Equities	—	—	—	—	—	—

Total	$(11,037)	$(1,077)	$(12,113)	$(13,797)	$2,174	$(11,623)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Impairments recognized in earnings	Realized gains on sales	Total realized losses	Impairments on securities held	Realized gains on sales	Total realized losses
Fixed maturities	$(19,381)	$1,311	$(18,070)	$(21,494)	$6,706	$(14,788)
Equities	—	—	—	—	—	—

Total	$(19,381)	$1,311	$(18,070)	$(21,494)	$6,706	$(14,788)

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

Impairment losses recognized in earnings were $11.0 million and $19.4 million for the three and nine months ended September 30, 2009, respectively. These losses primarily relate to collateralized mortgage obligations, particularly in non-GSE planned amortization class and commercial mortgage backed securities. Additionally, Infinity recognized impairment losses on asset-backed securities which were recently downgraded by one or more nationally recognized statistical rating organizations. Because of the rating downgrades, these securities no longer meet Infinity’s investment guidelines; therefore, the Company intends to sell them in the near future.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 6 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for each of the three and nine months ended September 30, 2009 was $2.8 million and $8.3 million, respectively, compared to $2.8 million and $8.3 million, respectively, for the same periods of 2008.

Other Income

Other income was less then $0.1 million for each of the three and nine months ended September 30, 2009, compared to $0.2 million and $1.9 million for the corresponding periods of 2008. Other income for the nine months ended September 30, 2008 includes $0.6 million in fees received on renewal premium from the 2005 sale of the Assumed Agency Business’ Connecticut personal auto book. The other items included in other income are non-recurring.

Other Expense

Other expense for the three months ended September 30, 2009 was $0.4 million compared to $1.2 million for the corresponding period of 2008. Other expense for the nine months ended September 30, 2009 was $1.8 million compared to $4.0 million for the same period of 2008. The decline is primarily due to a decrease in operating expenses relating to Infinity’s retail store initiative, which the company has decided to no longer pursue.

Income Taxes

The Company’s GAAP effective tax rate for the three and nine months ended September 30, 2009 was 52.8% and 40.6%, respectively, compared to 63.7% and 41.0% for the same periods of 2008. The tax rate for the nine months ended September 30, 2009 as well as the third quarter and first nine months of 2008 are both above the statutory rate of 35% as the Company fully reserved for the tax benefit on realized capital losses.

Infinity increased its tax valuation allowance by approximately $3.7 million and $5.3 million, respectively, for the three and nine months ended September 30, 2009, primarily due to an increase in the deferred tax asset related to other-than-temporarily impaired securities. Excluding the valuation allowance, the Company’s effective tax rate would be 32.9% and 32.6% for the three and nine months, respectively, ended September 30, 2009 and 32.3% and 31.9% for the same periods of 2008.

(See Note 7 of the Consolidated Financial Statements for additional information)

Receivable and Payable for Securities

The $2.4 million balance in receivable for securities sold at September 30, 2009 represents fixed income securities sold in the normal course of business on or before September 30, 2009 with a settlement date in October 2009.

Of the $36.9 million of payable for securities sold, less than $0.1 million relates to treasury stock purchased on or before September 30, 2009 with a settlement date in October 2009. The remaining amount represents fixed income securities purchased in the normal course of business on or before September 30, 2009 with a settlement date in October 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average approximately $6.9 million annually.

At September 30, 2009, Infinity had outstanding $200 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.5 million are due each February and August through maturity in February 2014. (Refer to Note 6 of the Consolidated Financial Statements for more information on the Senior Notes).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2009, Infinity increased its quarterly dividend to $0.12 per share from $0.11 per share. At this current amount, Infinity’s 2009 annualized dividend payments would be approximately $6.6 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Effective July 24, 2008, Infinity’s Board of Directors authorized an increase in the repurchase authority under the program by $74.3 million to $100.0 million as of that date. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date (for an aggregate of $203.1 million since inception), modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010. During the first quarter of 2009, Infinity repurchased 293,900 shares at an average cost, excluding commissions, of $35.37. During the second quarter of 2009, Infinity repurchased 247,100 shares at an average cost, excluding commissions, of $35.23. During the third quarter of 2009, Infinity repurchased 37,800 shares at an average cost, excluding commissions, of $38.80. As of September 30, 2009, Infinity had $49.6 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of September 30, 2009, Infinity had $134.2 million of cash and investments. In 2009, Infinity’s insurance subsidiaries may pay to Infinity up to $43.0 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2009, $30.0 million of dividends were paid to Infinity by its insurance subsidiaries.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2009, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and investment income on its $1.0 billion investment portfolio. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $27.7 million and $67.6 million for the three and nine month periods ended September 30, 2009, respectively, and approximately $16.8 million and $26.1 million for the three and nine month periods ended September 30, 2008, respectively.

Management believes that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity uses excess of loss and catastrophe reinsurance to mitigate the financial impact of large or catastrophic losses. During 2009, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity also uses reinsurance to mitigate losses on its Classic Collector business. Effective December 1, 2008, Infinity entered into a reinsurance agreement that provides for protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss with a claims occurrence date between December 1, 2008 and November 30, 2009. Infinity intends to renew this agreement upon expiration.

Premiums ceded under all reinsurance agreements for the three months ended September 30, 2009 and 2008 were $1.2 million and $0.9 million, respectively. Premiums ceded under these agreements for the nine months ended September 30, 2009 and 2008 were $3.8 million and $3.1 million, respectively.

Investments

Infinity’s consolidated investment portfolio at September 30, 2009 contained approximately $1.1 billion in fixed maturity securities and $39.4 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2009, Infinity had pre-tax net unrealized gains of $28.1 million on fixed maturities and pre-tax net unrealized gains of $6.2 million on equity securities. Combined, the pre-tax net unrealized gain increased by $26.2 million for the nine months ended September 30, 2009.

Approximately 93.9% of Infinity’s fixed maturity investments at September 30, 2009 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio is 3.0 years at September 30, 2009.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at September 30, 2009 is as follows (in thousands):

(in thousands)	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	228,234	233,557	19.9%
Government agencies	78,452	80,099	6.8%

Total U.S. government and agencies	306,686	313,657	26.7%

State and municipal	231,937	242,548	20.7%

Mortgage-backed, asset-backed and CMOs:

Residential mortgage-backed securities	166,694	171,326	14.6%

Commercial mortgage-backed securities	32,968	33,569	2.9%

Collateralized mortgage obligations:
PAC	76,353	76,943	6.6%
Whole loan	17,572	16,908	1.4%
Sequentials	16,243	16,170	1.4%
Accredited directed	1,773	1,631	0.1%
Junior	783	643	0.1%

Total CMO	112,723	112,297	9.6%

Asset-backed securities:
Auto loans	705	717	0.1%
Home equity	1,039	1,010	0.1%
Equipment leases	9,066	9,067	0.8%

Total ABS	10,810	10,795	0.9%

Total Mortgage-backed, asset-backed and CMOs	323,196	327,986	27.9%

Corporates
Investment grade	188,824	193,424	16.5%
Non-investment grade	56,090	57,197	4.9%

Total corporates	244,914	250,621	21.3%

Total fixed maturities	1,106,733	1,134,811	96.6%
Equity securities	33,244	39,436	3.4%

Total investment portfolio	1,139,977	1,174,248	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of Infinity’s fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non-investment grade	Fair Value	% of Total Exposure
U.S. government and agencies	$313,657	$—	$—	$—	$—	$313,657	27.6%
State and municipal	36,237	129,341	71,117	2,406	3,447	242,548	21.4%
Mortgage-backed, asset-backed and CMO	275,401	14,109	5,757	23,937	8,782	327,986	28.9%
Corporates	28,798	12,629	101,398	50,599	57,197	250,621	22.1%

Total Fair Value	$654,092	$156,079	$178,273	$76,942	$69,426	$1,134,811	100.0%

% of Total Fair Value	57.6%	13.8%	15.7%	6.8%	6.1%	100.0%

Other than securities backed by the U.S. government or issued by government-sponsored enterprises, Infinity’s fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At September 30, 2009, Infinity’s fixed maturity portfolio included 9 securities, or 1.0% of the total fair value of the fixed maturity portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, five have AAA ratings. The remaining four securities have a combined fair value of $5.8 million.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at September 30, 2009, excluding Government-sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
1999	$—	$643	$—	$—	$—	$643	0.6%
2002	5,939	—	—	—	—	5,939	5.5%
2003	6,283	—	—	—	1,315	7,599	7.0%
2004	18,656	4,314	—	—	—	22,970	21.3%
2005	18,110	9,151	4,694	15,295	2,903	50,154	46.5%
2006	8,080	—	1,063	—	4,155	13,298	12.3%
2009	7,344	—	—	—	—	7,344	6.8%

Total Fair Value	$64,413	$14,109	$5,757	$15,295	$8,373	$107,948	100.0%

% of Total Fair Value	59.7%	13.1%	5.3%	14.2%	7.8%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s GSE MBS and CMO portfolio at September 30, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2002	$8,268	$—	$—	$—	$—	$8,268	4.0%
2003	11,243	—	—	—	—	11,243	5.4%
2004	9,828	—	—	—	—	9,828	4.7%
2005	1,225	—	—	—	—	1,225	0.6%
2007	1,521	—	—	—	—	1,521	0.7%
2008	106,006	—	—	—	—	106,006	50.7%
2009	71,152	—	—	—	—	71,152	34.0%

Total Fair Value	$209,243	$—	$—	$—	$—	$209,243	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at September 30, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2001	$70	$—	$—	$—	$—	$70	0.7%
2002	426	—	—	—	—	426	3.9%
2003	423	—	—	—	—	423	3.9%
2004	108	—	—	—	—	108	1.0%
2005	—	—	—	—	409	409	3.8%
2007	—	—	—	8,641	—	8,641	80.1%
2009	717	—	—	—	—	717	6.6%

Total Fair Value	$1,745	$—	$—	$8,641	$409	$10,795	100.0%

% of Total Fair Value	16.2%	0.0%	0.0%	80.1%	3.8%	100.0%

The $8.6 million fair value in BBB rated ABS securities relates to a single security.

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

Infinity’s investment portfolio consists of $242.5 million of municipal bonds, of which $143.8 million are insured. Of the insured bonds, 31.2% are insured with MBIA, 29.1% with Assured Guaranty, 21.7% with AMBAC, 17.6% with FGIC and 0.5% are insured with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the insured municipal bond portfolio (in thousands) at September 30, 2009:

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$5,538	3.9%	$30,698	31.1%	$36,237	14.9%
AA+, AA, AA-	82,073	57.1%	47,268	47.9%	129,341	53.3%
A+, A, A-	50,316	35.0%	20,802	21.1%	71,117	29.3%
BBB+, BBB, BBB-	2,406	1.7%	—	0.0%	2,406	1.0%
BB+, BB, BB-	1,933	1.3%	—	0.0%	1,933	0.8%
Not rated	1,513	1.1%	—	0.0%	1,513	0.6%

Total	$143,780	100.0%	$98,768	100.0%	$242,548	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2009, there were no material changes to the information provided in Infinity’s Form 10-K for the year ended December 31, 2008 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2009. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

The Company has not become a party to any material legal proceedings nor have there been any material developments in the Company’s legal proceedings disclosed in the Company’s Form 10-K for the year ended December 31, 2008 and in the Company’s Form 10-Q for the period ended June 30, 2009. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the form 10-K for the year ended December 31, 2008 and Part II, Item 1, Legal Proceedings, in the Form 10-Q for the period ended June 30, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 1A

Risk Factors

There have been no material changes in the Company’s risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. For a description of the Company’s previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2008.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 – July 31, 2009	28,200	$37.22	28,200	$21,195,896

August 1, 2009 – August 31, 2009	4,700	$43.39	4,700	49,833,883

September 1, 2009 – September 30, 2009	4,900	$43.50	4,900	49,620,602

Total	37,800	$38.80	37,800	$49,620,602

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the current remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million, and extended the date to complete the repurchases to December 31, 2009. Effective August 6, 2009, Infinity’s Board of Directors increased this authority by $28.8 million to $50.0 million, modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 6, 2009		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)