Form 10-K
period 2009-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2010-02-26
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2009, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $489,807,527 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.

As of February 12, 2010, there were 13,418,699 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 26, 2010, are incorporated by reference in Part III hereof.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending or new litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), earthquakes and other natural catastrophes, changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

PART I

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Infinity is headquartered in Birmingham, Alabama. The Company employed approximately 1,780 persons at December 31, 2009.

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

Please see Note 1 to the Consolidated Financial Statements for additional information regarding the history and organization of Infinity. References to Infinity, unless the context requires otherwise, include the combined operations of its subsidiaries (collectively the “NSA Group”) and the in-force personal insurance business assumed through a reinsurance contract (“the Assumed Agency Business”) from Great American Insurance Company (“GAI”). Unless indicated otherwise, the financial information herein is presented on a GAAP basis. Schedules may not foot due to rounding.

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 37% of the estimated $432 billion of annual industry premium. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay a higher premium for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, Infinity believes that nonstandard auto risks generally constitute between 15% and 20% of the personal automobile insurance market, with this range fluctuating according to competitive conditions in the market. Independent agents sell approximately one-third of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. Infinity believes that, relative to the standard and preferred auto insurance market, a disproportionately larger portion of nonstandard auto insurance is sold through independent agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. Over the past several years, the cycle has been “soft”, marked by aggressive competition for independent agents’ business through increased sales and commission incentives. Infinity observed that, during this soft cycle, some competitors were reducing their overall rates with larger rate reductions in certain segments of the business. The personal automobile component of the Consumer Price Index (“CPI”) reflects this trend as it indicates personal automobile insurance rates have increased just 0.5%, 0.8% and 1.0% during 2007, 2006 and 2005, respectively, after increasing 3.4% and 4.5% during 2004 and 2003, respectively. However, the market is showing signs of hardening, as Infinity observed a few competitors increasing rates and tightening underwriting standards beginning in 2008 and continuing into 2009. Industry rates increased 4.0% during that year and another 4.7% in 2009. Infinity’s average rate adjustments on its personal auto business were (0.3)%, (2.6)%, 3.5%, 0.8% and 2.2% for 2009, 2008, 2007, 2006 and 2005, respectively.

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers on the basis of price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2008, the five largest automobile insurance companies accounted for approximately 50% of the industry’s net written premium and the largest ten accounted for approximately 68% (2009 industry data is not available). Approximately 332 insurance groups compete in the personal auto insurance industry according to A.M. Best. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.

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

In recent years, Infinity has made efforts to improve service levels and more consistently and cost effectively manage its operations. The company consolidated certain customer service, centralized claims and information technology back-office operations and opened a bilingual customer service call center to improve its service capabilities.

Infinity estimates that approximately 97% of its personal auto business is nonstandard auto insurance. Based on data published by A.M. Best, Infinity believes that it is the fourth largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, monoline commercial auto insurance and classic collector automobile insurance.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Summarized historical financial data for Infinity is presented below (in thousands):

	Twelve months ended December 31,
	2009	2008	2007
Gross written premium	$848,812	$896,899	$1,019,119
Net written premium	843,869	892,090	1,014,262
Net earnings	70,594	19,257	71,944

	As of December 31,
	2009	2008
Total assets	$1,803,671	$1,742,232
Total liabilities	1,185,511	1,216,901
Total shareholders’ equity	618,160	525,331

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

	2009	2008	2007	2006	2005	2005-2009	2000-2009
Infinity	87.2%	91.2%	91.8%	88.7%	90.0%	89.9%	94.6%
Industry (a)	99.9%	100.2%	98.3%	95.5%	95.1%	97.8%	99.9%

Percentage points better than industry	12.7%	9.0%	6.5%	6.8%	5.1%	7.9%	5.3%

(a)	Private passenger auto industry combined ratios for 2000 through 2008 were obtained from A.M. Best. A.M. Best data were not available for 2009. The industry combined ratio for 2009 is an estimate based on data obtained from Conning Research and Consulting.

Products

Personal Automobile is Infinity’s primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. Infinity offers three primary products to individual drivers: the Low-Cost product, which offers the most restricted coverage, the Value-Added product, which offers broader coverage and higher limits, and the Premier product, which offers the broadest coverage and is designed for standard and preferred risk drivers. For the year ended December 31, 2009, Infinity’s mix of personal automobile written premium was 12% Low-Cost, 85% Value-Added and 3% Premier.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity’s three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2009	2008	2007
Personal Automobile	92%	93%	94%
Commercial Vehicle	6%	5%	4%
Classic Collector	2%	2%	2%

Total	100%	100%	100%

Distribution and Marketing

Infinity distributes its products primarily through a network of over 12,600 independent agencies and brokers (with approximately 16,000 locations). In 2009, four independent agencies each accounted for between 2% and 3% of Infinity’s gross written premium, two other agencies each accounted for between 1% and 2% of the Company’s gross written premium and 14.0% of the agency force produced 80% of Infinity’s gross written premium. In California, Infinity’s largest state by premium volume, 43% of gross written premium (which represents 23.5% countrywide) was produced by forty independent agents and brokers.

Infinity also fosters agent relationships by providing them with access to Infinity’s Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s Internet-based software applications provide many of its agents with real-time underwriting, claims and policy information. Infinity believes the array of services that it offers to its agents adds significant value to the agents’ businesses. For example, “Providing Agents Service and Support Program” is Infinity’s incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2009, Infinity spent $10.8 million on co-op advertising and promotions.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

•	“Non-Urban Zones” – include all remaining areas in the Focus States outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities; thus the Focus States, Urban Zones, Maintenance States and Other States may change over time. In the table below, Infinity has restated 2008 and 2007 premium to be consistent with the 2009 classification of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Total gross written premium among the three state categories are as follows:

	Twelve months ended December, 31
	2009	2008	2007
Personal Auto Insurance
Focus States:
California
Urban Zones	53%	50%	51%
Non-Urban Zones	1%	1%	2%
Florida
Urban Zones	8%	9%	8%
Non-Urban Zones	4%	5%	6%
Texas
Urban Zones	5%	5%	4%
Non-Urban Zones	1%	1%	1%
Pennsylvania
Urban Zones	4%	3%	3%
Non-Urban Zones	2%	2%	2%
Arizona
Urban Zones	3%	3%	4%
Non-Urban Zones	*	*	*
Nevada
Urban Zones	3%	3%	2%
Non-Urban Zones	*	*	*
Georgia
Urban Zones	2%	3%	3%
Non-Urban Zones	2%	3%	3%
Illinois
Urban Zones	1%	*	*
Non-Urban Zones	*	*	*

Total Focus States	88%	87%	86%
Maintenance States	4%	5%	7%
Other States	*	*	*

Subtotal	92%	93%	94%
Commercial Vehicle	6%	5%	4%
Classic Collector	2%	2%	2%
Other	*	*	*

Total All States and All Lines	100%	100%	100%

Total $ (in thousands) - All States and All Lines(1)	848,816	896,902	1,019,011

(1)	2009 and 2008 exclude less than $(0.1) million each of premium written on behalf of other companies. 2007 excludes $0.1 million of premium written on behalf of other companies.
*	denotes less than one percent

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low-cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2008, years for which industry data are available from A.M. Best, Infinity’s statutory ratio of underwriting expenses to premium written has averaged 21.5%, which is 5.1 points better than the independent agency segment of the private passenger automobile industry average of 26.7% for the same period.

Claims Handling

Infinity strives for accuracy, consistency and fairness in its claim resolutions. Infinity’s claims organization employs approximately 840 people and has 33 field locations and provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity predominantly uses its own local adjusters and appraisers, who typically respond to claims within 24 hours of a report. Included in the 33 field locations are 11 claims service centers, which allow customers to conveniently bring in their vehicles for damage appraisal.

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

In addition to the use of field claims handling, Infinity uses two centralized claims call centers, one in Birmingham, Alabama and another in McAllen, Texas, to receive initial reports of losses and to adjust simple property damage claims.

Ratings

A.M. Best has assigned Infinity’s insurance company subsidiaries a group financial strength rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers that, in A.M. Best’s opinion, “have an excellent ability to meet their ongoing insurance obligations”. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection.

Regulatory Environment

Infinity’s insurance company subsidiaries are subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve and investment requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating methods and processes of how an insurer conducts its business. Recent examples of the latter include the establishment in California of auto rating factor and rate approval regulations, proscription on credit based insurance scoring, prohibition of certain business practices with auto body repair shops, and attempts to set uniform auto body repair shop parts and labor rates.

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

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct routine, on-site visits and examinations of the companies’ affairs. At December 31, 2009, Infinity’s insurance subsidiaries were involved in a rating and underwriting examination in California, Infinity’s largest state. As of February 26, 2010 this examination has not been completed. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

fines or other penalties against Infinity’s insurance subsidiaries. Every five years, Infinity’s insurance subsidiaries are subject to a financial examination by the states in which the subsidiaries are domiciled. During 2007, the states’ examinations of the 2002 through 2006 statutory financial statements were completed with no financial adjustments required.

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

The ordinary dividend capacity and payment activity of Infinity’s insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table (in thousands):

	2010	2009	2008
Maximum ordinary dividends available to Infinity (a), (c)	$107,000	$43,000	$79,001
Dividends paid from subsidiaries to parent (b)	—	$90,000	$70,000

(a)	The majority of dividends paid by Infinity’s insurance companies to Infinity prior to December 21, 2010 will require an extraordinary dividend as those dividends, together with other distributions made within the preceding twelve months, will exceed the ordinary dividend capacity.
(b)	2009 includes a $60 million extraordinary dividend for which Infinity received regulatory approval.
(c)	The dividend capacity for 2010 increased as a result of an increase in statutory income due to an increase in redundancy of loss reserves and a reduction in other-than-temporary impairment charges in 2009 as compared to 2008.

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

The economic slowdown has disproportionately impacted Infinity’s targeted consumers and could continue to adversely affect the Company’s premium revenue and profitability.

The current downturn in the general economy- characterized by high levels of unemployment and falling consumer confidence- has adversely affected insurance buying behavior. We believe these economic factors have disproportionately affected consumers of nonstandard automobile insurance. Customers have chosen not to purchase coverage, to let coverage lapse on renewal or to opt for liability coverage only. These conditions may continue to adversely affect Infinity’s premium revenue and profitability.

Because of the significant concentration of Infinity’s business in California, Infinity’s profitability may be adversely affected by negative developments in the California insurance market and economic environment.

California, Infinity’s largest market, generated approximately 57% of Infinity’s gross written premium in 2009. Infinity’s California business also generates substantial underwriting profit. Consequently, Infinity’s revenues and profitability are affected by the dynamic nature of regulatory, legal, competitive and economic conditions in that state, including rising unemployment. Examples of potentially adverse regulatory or judicial developments or proposed legislation in California include laws aimed at curtailing unlawful immigration, restricting the use of territory as a rate factor, limiting the after-tax rate of return allowed an insurer, and restricting the type of compensation paid to independent brokers. These developments could negatively affect premium revenue or make it more expensive or less profitable for Infinity to conduct business in the state.

Infinity relies upon a limited number of independent agents to generate a substantial portion of its business. If Infinity is unable to retain or increase the level of business that these independent agents place with Infinity or increase the level of business generated by other agents, the Company’s revenues would be negatively affected.

Approximately 14.0% of the Company’s 12,600 independent agents accounted for approximately 80% of Infinity’s gross written premium in 2009. Infinity must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer superior systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives.

Infinity is vulnerable to a reduction in the amount of business written through the independent agent distribution channel.

Reliance on the independent agency as its primary distribution channel makes Infinity vulnerable to the growing popularity of directly to the consumer distribution channels, particularly the Internet. Approximately two-thirds of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company’s products) and approximately one-third is sold by independent agents. A material reduction in the amount of business generated through the independent agency channel could negatively impact Infinity’s revenues and growth opportunities.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Risk Factors

•	the use of automated databases to assist in the adjustment of bodily injury and physical damage claims; and

•	the manner in which brokers are compensated and provided incentives.

Some of these practices are the subject of ongoing litigation (See Note 15 of the Consolidated Financial Statements, “Legal Proceedings”). How or when these issues will ultimately be resolved is uncertain. The resolutions could, however, adversely impact Infinity’s operating results or its methods of doing business.

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

Infinity’s profitability depends on its ability to set premium rates accurately. Pricing with accuracy is complicated by inflationary pressures on medical care, auto parts and repair services costs. It is also dependent on the availability of sufficient, reliable data on which to project both severity and frequency trends and timely recognition of changes in loss cost trends. This process poses more of a challenge in markets where Infinity has less pricing experience.

Consequently, Infinity could under-price risks, which could negatively affect its profit margins, or overprice risks, which could reduce sales volume and competitiveness. Either scenario could adversely affect profitability.

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

Infinity’s goodwill may be at risk for impairment if actual results regarding growth and profitability vary from Infinity’s estimates.

At December 31, 2009, Infinity had $75.3 million, or approximately $5.58 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge.

Infinity uses a variety of methods to test goodwill for impairment, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. Infinity’s cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements. If actual results differ significantly from these assumptions, the fair value of

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Risk Factors

Infinity’s goodwill could fall below its carrying value and the Company could be required to record an impairment charge.

At September 30, 2009, test results indicated that the fair value of Infinity’s goodwill exceeded its carrying value and no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B

Unresolved Staff Comments

None.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease approximately 870,355 square feet of office and warehouse space in numerous cities throughout the United States, of which approximately 266,533 square feet is subleased or available for sublease. All of these leases expire within ten years. The most significant leased office spaces are located in Birmingham, Alabama (Infinity’s Colonnade Park corporate headquarters); suburban Atlanta, Georgia and suburban Los Angeles, California. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. Infinity owns a 33,515 square foot building in McAllen, Texas.

Leases on approximately 310,100 square feet will expire in 2010. The Company plans to replace approximately 60,253 square feet as the remaining space is no longer needed for ongoing operations.

Infinity has made an offer to purchase the 111,602 square foot Liberty Park facility that it currently leases in Birmingham, Alabama for $16.1 million. This offer has been accepted but is contingent upon due diligence by Infinity and successful entry into a definitive sales contract. Infinity intends to use current funds to complete the purchase in the first half of 2010.

ITEM 3

Legal Proceedings

See Note 15 – Legal Proceedings of the Notes to Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

ITEM 4

Submission of Matters to a Vote of Security Holders

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Infinity had 70 registered holders of record and an estimated 3,845 total holders at February 12, 2010. Infinity’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. The Company’s closing per-share stock price on February 12, 2010 was $37.00. See Note 17 – Additional Information of the Notes to Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.

Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2008	$42.99	$35.47	$41.60	$0.11	15.1%	15.4%
June 30, 2008	45.00	38.01	41.52	0.11	(0.2)%	0.1%
September 30, 2008	52.82	39.51	41.20	0.11	(0.8)%	(0.5)%
December 31, 2008	48.66	32.98	46.73	0.11	13.4%	13.7%

March 31, 2009	$47.54	$30.78	$33.93	$0.12	(27.4)%	(27.1)%
June 30, 2009	39.54	31.59	36.46	0.12	7.5%	7.8%
September 30, 2009	45.66	35.76	42.48	0.12	16.5%	16.8%
December 31, 2009	43.49	38.20	40.64	0.12	(4.3)%	(4.0)%

For the twelve months ended:
December 31, 2008	52.82	32.98	46.73	0.44	29.3%	30.6%
December 31, 2009	47.54	30.78	40.64	0.48	(13.0)%	(12.0)%

(a)	Calculated as the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.
(b)	Calculated by dividing the sum of (i) the amount of dividends, assuming dividend reinvestment during the period presented and (ii) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

The information required under the heading “Equity Compensation Plan Information” is provided under Item 12 herein.

During the fiscal year ended December 31, 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2009 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2009 – October 31, 2009	5,000	$41.55	5,000	$49,412,704
November 1, 2009 – November 30, 2009	45,900	39.64	45,900	42,616,631
December 1, 2009 – December 31, 2009	59,800	40.03	59,800	40,220,916

Total	110,700	$39.94	110,700	$40,220,916

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the current remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million. Effective August 6, 2009, Infinity’s Board of Directors increased this authority by $28.8 million to $50.0 million as of that date, modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010. In addition to $25.0 million in shares repurchased during 2009, Infinity repurchased approximately $5.0 million of debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

The following graph shows the percentage change in cumulative total shareholder return on Infinity’s common stock over the five years ending December 31, 2009 measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from December 31, 2004 through December 31, 2009.

Cumulative Total Return

Cumulative Total Return as of December 31, 2009

(Assumes a $100 investment at the close of trading on December 31, 2004)

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
IPCC	100.00	106.474	139.487	105.003	137.180	120.814
NASDAQ U.S. Index	100.00	102.135	112.187	121.681	58.639	84.282
NASDAQ Insurance Stocks	100.00	112.076	126.722	126.984	117.626	122.845

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6

Selected Financial Data

(in thousands, except per share data)	2009	2008	2007	2006	2005
Infinity
Gross written premium	$848,816	$896,902	$1,019,011	$986,741	$988,670
Net written premium	843,869	892,090	1,014,262	982,190	979,635
Net written premium growth	(5.4)%	(12.0)%	3.3%	0.3%	6.7%
Net premium earned	848,391	922,451	1,031,564	948,665	961,503
Total revenues	883,424	930,918	1,098,226	1,021,343	1,053,249

Loss & LAE ratio	66.5%	70.3%	70.5%	67.0%	68.7%
Underwriting ratio	22.0%	22.2%	23.0%	23.8%	23.3%

Combined ratio	88.5%	92.5%	93.5%	90.8%	92.0%

Net earnings	$70,594	$19,257	$71,944	$87,282	$106,308
Net earnings per diluted share	5.09	1.23	3.87	4.26	5.09

Return on average common shareholders’ equity	12.3%	3.4%	11.4%	13.5%	18.1%

Cash and investments	$1,285,831	$1,190,962	$1,359,002	$1,419,428	$1,456,397
Total assets	1,803,671	1,742,232	1,952,300	2,018,931	1,980,440
Unpaid losses and LAE	509,114	544,756	618,409	596,029	625,870
Debt outstanding	194,651	199,567	199,496	199,429	199,366
Total liabilities	1,185,511	1,216,901	1,351,075	1,354,330	1,353,846
Shareholders’ equity	618,160	525,331	601,224	664,601	626,594

Cash dividend per common share	$0.48	$0.44	$0.36	$0.30	$0.24
Common shares outstanding (a)	13,497	14,146	16,200	19,617	20,649
Book value per common share	$45.80	$37.14	$37.11	$33.88	$30.34

Ratios:
Debt to total capital	23.9%	27.5%	24.9%	23.1%	24.1%
Debt to tangible capital	26.4%	30.7%	27.5%	25.3%	26.6%
Interest coverage	11.1	5.9	10.8	12.9	14.5

(a)	Common shares outstanding exclude non-vested restricted shares of 45 at December 31, 2005.

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

INDEX TO MD&A

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2009, weak economic conditions and rising unemployment continued to pose a challenge with regard to growing revenue. However, favorable loss costs trends throughout the year have contributed to strong earnings.

Net earnings and diluted earnings per share for the twelve months ended December 31, 2009 were $70.6 million and $5.09, respectively, compared with $19.3 million and $1.23, respectively, for the twelve months ended December 31, 2008. The increase in diluted earnings per share is primarily due to an increase in underwriting income and a decline in other-than-temporary impairment losses recognized in net earnings.

Included in net earnings for the twelve months ended December 31, 2009 was $42.5 million ($65.4 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared to $19.1 million ($29.4 million pre-tax) for the twelve months ended December 31, 2008. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Infinity had net realized losses on investments of $14.8 million in 2009 compared to losses of $51.4 million in 2008. Included in the net realized loss for 2009 is $19.9 million of other-than-temporary impairments on fixed income securities compared with $61.8 million of impairments during 2008.

Total revenues declined 5.1% for the twelve months ended December 31, 2009 when compared with 2008. The decline is primarily attributable to a decline in earned premiums as a result of decreases in gross written premiums in states such as Arizona, Florida and Georgia. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased $8.66 or 23.3% from $37.14 at December 31, 2008 to $45.80 at December 31, 2009. This increase was primarily due to earnings and change in unrealized net gains on investments, net of shareholder dividends, for the twelve months ended December 31, 2009. Return on equity for the twelve months ended December 31, 2009 was 12.3% compared with 3.4% for the twelve months ended December 31, 2008.

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

Where deviations from historical trends in these key areas exist, when possible, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amount of reserves. The list of historical trends provided above are non-exhaustive examples of major factors taken into account in developing these estimates.

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

Management believes that Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 91% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ultimate loss estimates, excluding corporate litigation losses, usually experience the greatest adjustment within the first twelve months after the accident year. Accordingly, the highest degree of uncertainty is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and these elements must be estimated as of the current reporting date. The proportion of losses with these characteristics typically diminishes in subsequent years.

Considering all methods of estimations of loss and LAE, as compared with loss and LAE reserves held at December 31, 2009, the indicated results could range from a deficiency of approximately 8%, or $39.7 million, to a redundancy of approximately 25%, or $123.8 million. However, certain test results were excluded from consideration due to actuarial judgment. Excluding these tests, the indicated results could range from an adequate reserve position, to a redundancy of approximately 20%, or $100.8 million. These ranges do not present a forecast of future redundancy since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2009 reserve tests. Reserves booked are management’s best estimate of the ultimate amounts that will be paid.

Corporate litigation losses represent estimates of losses incurred from actual or threatened litigation by claimants alleging improper handling of claims by the Company, which are commonly known as “bad faith” claims. Oftentimes, the onset of such litigation, subsequent discovery, settlement discussions, trial and appeal may occur several years after the date of the original claim. Because of the infrequent nature of such claims, each case is accrued based on its own merit in accordance with the Loss Contingency topic of the FASB Accounting Standards Codification, which requires that such accrual be probable and estimable. As such, no estimate is permissible for IBNR for threatened litigation yet to occur on accidents with dates prior to the balance sheet date. Consequently, the effect of setting accruals for such items likely will result in unfavorable reserve development in the following reserve table.

Calendar year losses incurred for corporate litigation losses, net of reinsurance, over the past eight calendar years have ranged from $0.2 million to $18.6 million, averaging $10.8 million per year. Gross of reinsurance, corporate litigation losses have ranged from $0.2 million to $21.1 million, averaging $13.1 million over the past eight calendar years.

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1999 through 2009. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business on January 1, 2003, and those of Infinity combined for 2003 and all subsequent years. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for Unpaid Losses and LAE - as re-estimated at December 31, 2009, shows the re-estimated liability as of December 31, 2009. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFINITY

(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Liability for unpaid loss & LAE:
As originally estimated*	$543	$630	$611	$719	$707	$669	$610	$568	$590	$524	$491
As re-estimated at December 31, 2009	544	716	717	799	712	615	522	484	510	459	N/A

Liability re-estimated:
One year later	95.3%	98.5%	101.5%	103.2%	99.2%	97.5%	94.9%	97.6%	95.0%	87.5%
Two years later	92.9%	102.1%	108.7%	107.1%	100.3%	94.2%	91.5%	91.3%	86.5%
Three years later	94.4%	106.4%	112.1%	108.5%	99.5%	93.7%	89.1%	85.2%
Four years later	96.0%	108.5%	112.8%	108.4%	100.2%	93.6%	85.6%
Five years later	97.3%	108.5%	112.9%	109.6%	101.5%	91.9%
Six years later	97.2%	109.1%	114.8%	111.6%	100.6%
Seven years later	97.9%	111.0%	117.6%	111.1%
Eight years later	100.0%	113.7%	117.5%
Nine years later	100.1%	113.7%
Ten years later	100.2%

Cumulative deficiency (redundancy)	0.2%	13.7%	17.5%	11.1%	0.6%	(8.1)%	(14.4)%	(14.8)%	(13.5)%	(12.5)%	N/A

Cumulative deficiency (redundancy) excluding corporate litigation losses	(4.2)%	6.2%	8.7%	3.1%	(8.0)%	(16.3)%	(21.1)%	(20.5)%	(17.1)%	(12.5)%	N/A

Cumulative paid as of:
One year later	53.0%	53.3%	51.3%	50.3%	48.4%	52.6%	50.3%	48.4%	54.6%	46.8%
Two years later	69.6%	76.2%	80.2%	77.1%	75.8%	72.6%	66.5%	69.1%	67.4%
Three years later	81.4%	92.0%	96.3%	94.3%	87.7%	80.1%	77.4%	74.8%
Four years later	89.4%	100.0%	105.6%	101.5%	91.6%	87.3%	79.9%
Five years later	93.1%	104.9%	109.2%	103.7%	97.4%	88.5%
Six years later	95.7%	106.5%	110.4%	108.8%	98.1%
Seven years later	96.4%	107.3%	115.8%	109.3%
Eight years later	96.8%	112.2%	116.0%
Nine years later	99.2%	112.4%
Ten years later	99.4%

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and LAE (in millions):

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
As originally estimated
Net liability shown above*	$543	$630	$611	$719	$707	$669	$610	$568	$590	$524	$491
Add reinsurance recoverables	10	13	37	33	32	27	16	28	28	21	18

Gross liability	$553	$643	$648	$752	$739	$696	$626	$596	$618	$545	$509

As re-estimated at December 31, 2009:
Net liability shown above	$544	$716	$717	$799	$712	$615	$522	$484	$510	$459	N/A
Add reinsurance recoverables	44	51	79	74	56	46	36	30	28	22	N/A

Gross liability	$588	$767	$797	$873	$767	$661	$558	$513	$538	$481	N/A

Gross cumulative deficiency (redundancy)	6.3%	19.3%	23.0%	16.1%	3.7%	(5.1)%	(10.9)%	(13.8)%	(12.9)%	(11.7)%	N/A

Gross cumulative deficiency (redundancy) excluding corporate litigation losses	(0.2)%	9.3%	11.9%	6.0%	(6.6)%	(14.1)%	(19.9)%	(19.9)%	(16.7)%	(11.8)%	N/A

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

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

ASSUMED AGENCY BUSINESS

	1999	2000	2001	2002
Liability for unpaid losses & LAE:
As originally estimated	$118	$106	$116	$126
As re-estimated at December 31, 2009	116	108	115	N/A

Liability re-estimated:
One year later	102.9%	104.9%	106.8%
Two years later	100.6%	106.8%	101.6%
Three years later	101.1%	102.8%	103.4%
Four years later	98.9%	104.5%	103.7%
Five years later	100.7%	104.2%	101.5%
Six years later	99.8%	102.7%	101.3%
Seven years later	98.8%	102.8%	100.6%
Eight years later	98.9%	102.1%	99.5%
Nine years later	98.4%	101.9%
Ten years later	98.4%

Cumulative deficiency (redundancy):	(1.6)%	1.9%	(0.5)%

Cumulative paid as of:
One year later	47.5%	47.0%	43.6%
Two years later	69.5%	70.8%	60.2%
Three years later	83.3%	80.8%	79.7%
Four years later	88.1%	91.6%	90.4%
Five years later	93.2%	96.3%	94.6%
Six years later	95.4%	98.6%	97.1%
Seven years later	96.5%	100.0%	98.4%
Eight years later	97.4%	100.9%	98.9%
Nine years later	97.8%	101.4%
Ten years later	98.2%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company finds it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR).

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Accident Year
2000	87.8%	88.8%	90.2%	91.6%	92.1%	92.2%	92.2%	92.2%	93.6%	93.5%
2001		82.5%	81.8%	83.2%	83.9%	84.4%	84.0%	84.0%	84.0%	83.8%
2002			81.1%	79.1%	79.8%	80.5%	80.6%	80.3%	80.0%	79.8%
2003				78.1%	73.2%	72.9%	72.3%	71.7%	70.9%	70.5%
2004					71.0%	68.2%	66.3%	65.4%	64.3%	63.7%
2005						70.5%	69.6%	67.8%	66.2%	65.2%
2006							70.3%	71.0%	68.9%	67.4%
2007								71.9%	72.5%	71.0%
2008									73.5%	71.9%
2009										74.2%

The following table summarizes the effect on each calendar year of reserve reestimates, net of reinsurance, for each of the accident years presented. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The table includes the loss reserves of the NSA Group, the Assumed Agency Business and those of Infinity combined. Favorable reserve reestimates are shown in parentheses.

(in millions)	2004	2005	2006	2007	2008	2009
Accident year
1999 & prior	$10	$(2)	$2	$12	$—	$—
2000	6	2	(1)	1	(16)	(1)
2001	8	4	(4)	(1)	—	(2)
2002	6	5	1	(3)	(2)	(2)
2003	(34)	(2)	(4)	(4)	(5)	(3)
2004		(24)	(17)	(8)	(9)	(6)
2005			(9)	(17)	(15)	(10)
2006				7	(21)	(14)
2007					6	(16)
2008						(15)

Total	$(5)	$(17)	$(31)	$(13)	$(29)	$(65)

During calendar years 2009 and 2008, Infinity experienced $65.4 million and $29.4 million, respectively, of favorable reserve development, primarily from LAE reserves relating to liability coverages in the California, Florida and Pennsylvania nonstandard programs due to two significant changes in claims adjusting practices beginning in 2006 for which the effect on LAE payment patterns was not recognized until 2008 and 2009.

First, the Company changed its approach to handling claims in litigation. Historically, the majority of litigation claims were handled in the Company’s field offices utilizing outside legal counsel. In 2006 and 2007, the Company chose to utilize in-house legal counsel more extensively, which has proven to be more cost effective than outside counsel. This change in approach brought about a gradual reduction in legal costs, which began to lower LAE. During 2006 and 2007 the reduction in paid LAE was gradual, with little effect on historical LAE patterns. This gradual change resulted in slight decreases in development patterns and modest releases of LAE redundancy. However, by the end of 2008, the development patterns fell by anywhere from 8% to 13%, depending on the development period, from the level of the 2007 year end analysis. The development patterns fell another 7% to 13% in 2009 from the level of the 2008 year end analysis. These changes resulted in a more substantial release of LAE redundancy in 2008 and 2009.

Second, beginning in 2006, the claims department began placing greater emphasis on settling undisputed claims in a reduced number of days after the loss date. A more timely settlement of such claims, also referred to as increased “tempo”, was expected to reduce the company’s claim expenses, especially in the cost of rental car coverage. These changes in settlement

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

practice resulted in increased claim payments for development periods in which the change took place. It was not apparent in either the 2006 or 2007 loss reserve estimation process whether the increase in claim payments resulted from deteriorating underwriting results, which could lead to additional loss development, or from the increase in tempo, which would not necessarily lead to further loss development. As a result, no adjustments were initially made to historical development patterns to reflect the increase in claims payments. However, after an increase in paid development patterns in 2006 and 2007, the 2008 historical patterns declined, which management concluded at that time was a result of the increase in tempo. Therefore, beginning in the first quarter of 2008, the Company recognized in its reserve analysis the lower development patterns emerging as a result of the change in tempo, which resulted in favorable development in 2008 and 2009.

During calendar year 2007, Infinity experienced $13.5 million of favorable reserve development, primarily from favorable development on prior accident period loss reserves as well as a reduction in LAE estimates due to favorable expense payment patterns on bodily injury coverages in both California and Florida.

Other-than-Temporary Losses on Investments

The determination of whether unrealized losses on investments are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

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

Management regularly evaluates its investment portfolio for potential impairment by evaluating each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security. The process of evaluation includes assessments of each item listed above. Since it is not possible to accurately predict if or when a specific security will become other-than-temporarily impaired, total impairment charges could be material to the results of operations in a future period.

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

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by the Loss Contingency topic of the FASB Accounting Standards Codification. Under this guidance, reserves for loss may only be recorded if the likelihood of occurrence is probable and the amount is reasonably estimable. Management considers each legal action and records reserves for losses in accordance with this guidance. Infinity believes the current assumptions and

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against Infinity for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity. See Note 15 – Legal Proceedings of the Notes to Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

Goodwill

In accordance with the Goodwill topic of the FASB Accounting Standards Codification, Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge.

Infinity performed this test as of September 30, 2009 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. Infinity’s cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.

The September 30, 2009 test results indicated that the fair value of Infinity’s goodwill exceeded its carrying value and there was no impairment charge required at that date. Additionally, there was no indication of impairment at December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Ratios

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2009, the capital ratios of all Infinity insurance subsidiaries exceed the RBC requirements.

Sources of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.

Administrative expenses at the holding company have averaged $7.0 million annually.

At December 31, 2009, Infinity had $195 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”) outstanding. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. During 2009, Infinity repurchased $5.0 million of the Senior Notes. (See Note 4 – Long-Term Debt of the Notes to Consolidated Financial Statements for more information on the Senior Notes).

In February 2010, Infinity increased its quarterly dividend to $0.14 per share from $0.12 per share. At this current amount, Infinity’s 2010 annualized dividend payments will be approximately $7.6 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. Effective July 24, 2008, Infinity’s Board of Directors authorized an increase in the repurchase authority under the program by $74.3 million to $100.0 million as of that date. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date (for an aggregate of $203.1 million since inception), modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010. During 2008, Infinity repurchased 2,087,900 shares at an average cost, excluding commissions, of $41.97. During 2009, Infinity repurchased 689,500 shares at an average cost, excluding commissions, of $36.24. Infinity also repurchased $5.0 million in debt during 2009. As of December 31, 2009, Infinity had $40.2 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries as well as cash and investments held by the holding company. As of December 31, 2009, Infinity had $184.3 million of cash and investments. In 2009, Infinity’s insurance subsidiaries paid Infinity $90.0 million in dividends. In 2010, Infinity’s insurance subsidiaries may pay to Infinity up to $107.0 million in ordinary dividends without prior regulatory approval. The majority of dividends paid by Infinity’s insurance companies to Infinity prior to December 21, 2010 will require an extraordinary dividend as those dividends, together with other distributions made within the preceding twelve months, will exceed the ordinary dividend capacity.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At December 31, 2009 and 2008, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premium in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $85.0 million in 2009, $27.0 million in 2008 and $74.0 million in 2007. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from their combined $993.4 million fixed maturity portfolio.

Management believes that cash and investment balances, cash flows from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Infinity and its insurance subsidiaries’ contractual obligations as of December 31, 2009, are (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Loss and LAE Reserves (a)	Postretirement Benefit Payments (b)	Total
2010	$10,725	$18,405	$294,455	$258	$323,843
2011-2012	21,450	19,359	146,556	534	187,899
2013-2014	211,088	14,056	35,714	548	261,406
2015 and after	—	11,753	32,389	1,370	45,512

Total	$243,263	$63,573	$509,114	$2,710	$818,660

(a)	The payout pattern for reserves for losses and LAE is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid will vary from these estimates, as discussed above under “Critical Accounting Policies” and in Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements.
(b)	The payments for postretirement benefits do not represent actual contractual obligations. The payments presented represent the best estimate of future contributions.

Investments

General

Infinity’s Investment Committee, which is composed exclusively of independent directors, has approved investment guidelines for the Company and its wholly-owned subsidiaries. The guidelines specifically address overall investment objectives, permissible assets, prohibited assets, permitted exceptions to the guidelines and credit quality.

Infinity engages two unaffiliated money managers for its fixed income portfolio and a Vanguard exchange-traded fund designed to track the MSCI U.S. Broad Market Index for the equity portfolio. The investment managers conduct, in accordance with the Company’s investment guidelines, all of the investment purchases and sales for the Company and its subsidiaries. The Company’s Chief Financial Officer and the Investment Committee, at least quarterly, review the performance of the portfolio management and compliance with the Company’s investment guidelines. Physical custody of securities is maintained at national banks unaffiliated with the money managers.

Infinity’s consolidated investment portfolio at December 31, 2009 contained $1.1 billion in fixed maturity securities and $39.4 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2009, Infinity had pretax net unrealized gains of $20.9 million on fixed maturities and pretax net unrealized gains of $8.1 million on equity securities. Combined, the pre-tax net unrealized gain increased by $20.9 million for the twelve months ended December 31, 2009.

Approximately 94.5% of the fixed maturities that Infinity held at December 31, 2009 were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of Infinity’s fixed maturity portfolio was AA at December 31, 2009. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.5 years at December 31, 2009.

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

Level 1 securities are U.S. Treasury securities and an exchange-traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities that are not rated by a nationally recognized statistical

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

rating organization.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at December 31, 2009 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value

Fixed maturities:
U.S. government and agencies:
U.S. government	$187,915	$191,261	16.1%
Government sponsored agencies	56,344	57,015	4.8%

Total U.S. government and agencies	244,259	248,277	20.9%

State and municipal	342,696	350,076	29.5%

Mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”):
Residential mortgage-backed securities	149,354	152,867	12.9%

Commercial mortgage-backed securities	53,338	53,926	4.5%

Collateralized mortgage obligations:
Planned amortization class	35,657	36,129	3.0%
Sequentials	19,368	19,200	1.6%
Whole loan	7,951	7,230	0.6%
Accretion directed	1,511	1,403	0.1%
Junior tranche	761	618	0.1%

Total collateralized mortgage obligations	65,249	64,580	5.4%

Asset-backed securities secured by:
Equipment leases	3,894	3,894	0.3%
Auto loans	1,678	1,719	0.1%
Home equity	1,188	1,112	0.1%

Total asset-backed securities	6,760	6,726	0.6%

Total MBS, CMO and ABS	274,701	278,099	23.4%

Corporates
Investment grade	202,605	206,667	17.4%
Non-investment grade	61,515	63,574	5.4%

Total corporates	264,120	270,241	22.8%

Total fixed maturities	1,125,776	1,146,692	96.7%
Equity securities	31,331	39,438	3.3%

Total investment portfolio	$1,157,107	$1,186,131	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of Infinity’s fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non-investment grade	Fair Value	% of Total Exposure
U.S. government and agencies	$248,277	$—	$—	$—	$—	$248,277	21.7%
State and municipal	34,806	230,671	82,226	2,373	—	350,076	30.5%
Mortgage-backed, asset-backed and CMO	266,609	7,596	—	3,894	—	278,099	24.3%
Corporates	15,487	14,429	144,116	32,636	63,574	270,241	23.6%

Total Fair Value	$565,179	$252,695	$226,342	$38,903	$63,574	$1,146,692	100.0%

% of Total Fair Value	49.3%	22.0%	19.7%	3.4%	5.5%	100.0%

Other than securities backed by the U.S. government or issued by government-sponsored enterprises, Infinity’s fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Investments in MBS and CMO represented 24% of Infinity’s fixed maturity portfolio at December 31, 2009. These securities are, in periods of rising interest rates, subject to significant extension risk due to the fact that mortgages may be repaid more slowly than expected as borrowers postpone refinancing in anticipation of lower fixed rates in the future. In periods of falling interest rates, these securities are subject to significant prepayment risk due to the fact that mortgages may be repaid more quickly than expected as borrowers accelerate refinancing in anticipation of higher fixed rates in the future. As of December 31, 2009, all of Infinity’s MBS and CMO are rated “BBB” or better by a nationally recognized rating agency.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at December 31, 2009, excluding Government Sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
1999	$—	$618	$—	$—	$—	$618	0.8%
2000	154	—	—	—	—	154	0.2%
2001	1,830	—	—	—	—	1,830	2.4%
2002	5,573	—	—	—	—	5,573	7.2%
2003	5,656	—	—	—	—	5,656	7.3%
2004	14,026	3,811	—	—	—	17,838	22.9%
2005	28,484	3,167	—	—	—	31,651	40.7%
2006	14,535	—	—	—	—	14,535	18.7%

Total Fair Value	$70,258	$7,596	$—	$—	$—	$77,854	100.0%

% of Total Fair Value	90.2%	9.8%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s GSE portfolio at December 31, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
2002	$7,294	$—	$—	$—	$—	$7,294	3.8%
2003	10,841	—	—	—	—	10,841	5.6%
2004	8,843	—	—	—	—	8,843	4.6%
2007	1,448	—	—	—	—	1,448	0.7%
2008	92,913	—	—	—	—	92,913	48.0%
2009	66,011	—	—	—	—	66,011	34.1%
2010	6,169	—	—	—	—	6,169	3.2%

Total Fair Value	$193,519	$—	$—	$—	$—	$193,519	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at December 31, 2009 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
2001	$68	$—	$—	$—	$—	$68	1.0%
2003	368	—	—	—	—	368	5.5%
2004	100	—	—	—	—	100	1.5%
2007	—	—	—	3,894	—	3,894	57.9%
2009	2,295	—	—	—	—	2,295	34.1%

Total Fair Value	$2,832	$—	$—	$3,894	$—	$6,726	100.0%

% of Total Fair Value	42.1%	0.0%	0.0%	57.9%	0.0%	100.0%

The following table presents the returns of Infinity’s investment portfolios based on quarterly investment balances as reflected in the financial statements.

	Twelve months ended December 31,
	2009	2008	2007

Return on fixed income securities:
Excluding realized gains and losses	4.2%	4.7%	5.0%
Including realized gains and losses	3.0%	2.1%	4.5%

Return on equity securities:
Excluding realized gains and losses	2.5%	1.9%	2.4%
Including realized gains and losses	2.8%	(38.7)%	9.0%

Return on all investments:
Excluding realized gains and losses	4.2%	4.6%	4.9%
Including realized gains and losses	3.0%	0.6%	4.7%

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
(in thousands)	(200)	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$1,226,846	$1,186,597	$1,166,645	$1,146,692	$1,126,281	$1,105,870	$1,065,392
Fair value of long-term debt	206,939	199,464	195,848	192,309	188,847	185,458	178,898

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about Infinity’s fixed maturity investments at December 31, 2009 which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
(in thousands)	MBS, CMO, CLO and ABS only	Excluding MBS, CMO, CLO and ABS	Total

For the twelve months ended December 31,
2010	89,666	63,917	153,583
2011	53,580	138,379	191,959
2012	30,110	148,262	178,372
2013	19,374	105,780	125,154
2014	14,320	120,454	134,774
Thereafter	45,932	268,431	314,363

Total	252,983	845,222	1,098,205

Fair Value	278,099	868,593	1,146,692

The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented above.

Credit Risk

Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. governments and agencies securities, is $10.3 million or 0.9% of the fixed income investment portfolio. The top five investments make up 5.8% of the fixed income portfolio. The fair value of non-performing fixed maturities, securities that have not produced their stated rate of investment income during the previous twelve months, was $0.2 million or 0.02% of the $1.2 billion portfolio as of December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s fixed maturity securities, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2009 (in thousands).

NAIC Rating	Comparable S&P Rating	Amortized Cost	Fair Value	%
1	AAA, AA, A	$1,025,318	$1,044,215	91.1%
2	BBB	38,942	38,903	3.4%

	Total investment grade	$1,064,260	$1,083,118	94.5%

3	BB	30,602	31,936	2.8%
4	B	27,248	27,801	2.4%
5	CCC, CC, C	1,216	1,216	0.1%
6	D	2,450	2,622	0.2%

	Total non-investment grade	$61,515	$63,574	5.5%

	Total	$1,125,776	$1,146,692	100.0%

Since the second half of 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At December 31, 2009, Infinity’s fixed maturity portfolio included 6 securities, or 0.5% of the total market value of the fixed income portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, five have AAA ratings. The remaining security has a market value of $0.6 million and a AA rating.

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

Infinity’s investment portfolio consists of $350.1 million of municipal bonds, of which $156.9 million are insured. Of the insured bonds, 49% are insured with MBIA, 30% with Assured Guaranty, 20% with AMBAC, and 1% with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the insured municipal bond portfolio (in thousands):

	Municipal Bonds
	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value

AAA	$5,467	3.5%	$29,339	15.2%	$34,806	9.9%
AA+, AA, AA-	97,586	62.2%	133,085	68.9%	230,671	65.9%
A+, A, A-	51,467	32.8%	30,759	15.9%	82,226	23.5%
BBB+, BBB, BBB-	2,373	1.5%	—	0.0%	2,373	0.7%

Total	$156,893	100.0%	$193,183	100.0%	$350,076	100.0%

Equity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Infinity’s exposure to equity price risk is limited as its equity investments comprise only 3.3% of its total investment portfolio. At December 31, 2009, the fair value of Infinity’s equity portfolio was $39.4 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Underwriting

Premium

Infinity’s net earned premium is as follows ($ in thousands):

	Twelve months ended December 31,
	2009	2008	$ Change	% Change

Net Earned Premium
Gross written premium
Personal Auto Insurance:
Focus States
Urban Zones	$660,334	$680,009	$(19,675)	(2.9)%
Non-Urban Zones	89,221	103,834	(14,613)	(14.1)%

Total Focus States	749,554	783,843	(34,288)	(4.4)%
Maintenance States	30,648	44,597	(13,949)	(31.3)%
Other States	1,755	3,612	(1,857)	(51.4)%

Subtotal	781,957	832,051	(50,094)	(6.0)%
Commercial Vehicle	53,632	42,795	10,837	25.3%
Classic Collector	13,118	21,253	(8,135)	(38.3)%
Other	109	803	(694)	(86.4)%

Total gross written premium (1)	848,816	896,902	(48,087)	(5.4)%
Ceded reinsurance	(4,947)	(4,812)	(135)	2.8%

Net written premium	843,869	892,090	(48,221)	(5.4)%
Change in unearned premium	4,522	30,361	(25,839)	(85.1)%

Net Earned Premium	$848,391	$922,451	$(74,060)	(8.0)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2008	2007	$ Change	% Change

Net Earned Premium
Gross written premium
Personal Auto Insurance:
Focus States
Urban Zones	$680,009	$746,655	$(66,646)	(8.9)%
Non-Urban Zones	103,834	133,121	(29,287)	(22.0)%

Total Focus States	783,843	879,776	(95,933)	(10.9)%
Maintenance States	44,597	68,267	(23,670)	(34.7)%
Other States	3,612	11,740	(8,128)	(69.2)%

Subtotal	832,051	959,783	(127,732)	(13.3)%
Commercial Vehicle	42,795	37,537	5,258	14.0%
Classic Collector	21,253	20,089	1,164	5.8%
Other	803	1,602	(799)	(49.9)%

Total gross written premium (1)	896,902	1,019,011	(122,109)	(12.0)%
Ceded reinsurance	(4,812)	(4,749)	(63)	1.3%

Net written premium	892,090	1,014,262	(122,172)	(12.0)%
Change in unearned premium	30,361	17,302	13,059	75.5%

Net Earned Premium	$922,451	$1,031,564	$(109,113)	(10.6)%

(1)	2009 and 2008 exclude less than $(0.1) million each of premium written on behalf of other companies. 2007 excludes $0.1 million of premium written on behalf of other companies.

The following table shows Infinity’s policies-in-force:

	As of December 31,
	2009	2008	Change	%

Policies-in-Force
Personal Auto Insurance:
Focus States
Urban Zones	586,963	582,198	4,765	0.8%
Non-Urban Zones	69,441	75,543	(6,102)	(8.1)%

Total Focus States	656,404	657,741	(1,337)	(0.2)%
Maintenance States	22,278	31,860	(9,582)	(30.1)%
Other States	948	2,081	(1,133)	(54.4)%

Subtotal	679,630	691,682	(12,052)	(1.7)%
Commercial Vehicle	28,120	19,605	8,515	43.4%
Classic Collector	41,312	61,416	(20,104)	(32.7)%
Other	—	295	(295)	(100.0)%

Total	749,062	772,998	(23,936)	(3.1)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,
	2008	2007	Change	%

Policies-in-Force
Personal Auto Insurance:
Focus States
Urban Zones	582,198	595,186	(12,988)	(2.2)%
Non-Urban Zones	75,543	93,226	(17,683)	(19.0)%

Total Focus States	657,741	688,412	(30,671)	(4.5)%
Maintenance States	31,860	43,670	(11,810)	(27.0)%
Other States	2,081	5,546	(3,465)	(62.5)%

Subtotal	691,682	737,628	(45,946)	(6.2)%
Commercial Vehicle	19,605	14,149	5,456	38.6%
Classic Collector	61,416	59,941	1,475	2.5%
Other	295	881	(586)	(66.5)%

Total	772,998	812,599	(39,601)	(4.9)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2009 compared to 2008

Gross written premium decreased 5.4% during the twelve months ended December 31, 2009 compared with the twelve months ended December 31, 2008. Although premiums declined for the year, Infinity did experience gross written premium growth during each month of the fourth quarter. Infinity’s growth during the fourth quarter of 2009 was the first quarterly increase the company has had since the second quarter of 2007. During 2009, Infinity implemented 29 rate revisions in various states with an overall rate impact of a 0.3% decrease. Policies-in-force at December 31, 2009 decreased 3.1% compared with December 31, 2008. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premium.

During 2009, personal auto insurance gross written premium in Infinity’s eight Focus States decreased 4.4% compared with 2008. This decline in gross written premium is primarily a result of declines in Arizona, Florida and Georgia. In Arizona, gross written premium declined 22.3% during the twelve months ended December 31, 2009 as compared with the same period of 2008. This decline is primarily due to competitor rate decreases and worsening economic conditions in the state. Gross written premium declined 11.1% in Florida, primarily due to Infinity raising rates 15.1% during 2008 and tightening underwriting standards to improve profitability in the state. In Georgia, gross written premium was down 25.1% for the twelve months. This decline is primarily a result of rate increases intended to improve profitability in the state.

An increase in gross written premium in Illinois partially offset the decline in premium in Arizona, Florida, and Georgia during 2009. Illinois’s gross written premium increased 155.0% during 2009 primarily as a result of continued growth in the recently introduced Chicago Urban Zone. Gross written premium in California, Infinity’s largest state by premium volume, was down just 0.1% for the year.

In the fourth quarter of 2009, Infinity had growth in several Focus States including Arizona, Florida and Pennsylvania. The company expects this favorable premium trend to continue in these states during 2010.

Gross written premium in the Maintenance States declined 31.3% during 2009 with declines in all states in this category. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 25.3% during the twelve months ended December 31, 2009 as compared with the same period of 2008 as a result of growth in California, a new market for this product.

2008 compared to 2007

Gross written premium decreased 12.0% during the twelve months ended December 31, 2008 compared with the twelve months ended December 31, 2007. During 2008, Infinity implemented 52 rate revisions in various states with an overall rate impact of a 2.4% decrease. This overall rate decrease was primarily a result of the 10.4% rate decrease implemented January 1, 2008 in Infinity’s largest program in California in response to the amended rate approval regulations in that state. Excluding California, overall rates increased 7.3%. Policies-in-force at December 31, 2008 decreased 4.9% compared with December 31, 2007. Gross written premium declined more than policies-in-force due to a shift in the business mix to more liability only policies, which have lower average premium.

During 2008, personal auto insurance gross written premium in Infinity’s eight Focus States decreased 10.9% compared with 2007. This decline in gross written premium was primarily a result of declines in California, Florida and Georgia. In California, gross written premium declined 13.5% during the twelve months ended December 31, 2008 as compared with the same period of 2007. Infinity believes that, in addition to the rate decrease on Infinity’s largest program in California, gross written premium declined, in part, because the compulsory automobile insurance laws in California were not actively enforced. Infinity believes that individuals allowed their automobile insurance policies to lapse due to this lack of enforcement. Gross written premium may also have been affected by the impact of the economic slowdown on the buying behavior of individuals with regard to automobile insurance. Gross written premium in Florida declined 16.6% during 2008 as compared with 2007. Although gross written premium in Miami, Infinity’s new urban zone, increased during the twelve months ended December 31, 2008 as compared with the same period of 2007, the remaining Florida urban zones declined. The decline in gross written premium was due primarily to Infinity raising rates 13.5% during 2007 and another 15.1% in

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2008 to improve profitability in Florida. A decline in Georgia’s gross written premium of 22.1% during the year ended 2008 compared with the same period of 2007 was primarily a result of a reduction in the amount of business written in non-urban zones in the state.

Partially offsetting the decline in premium in California, Florida and Georgia during 2008 were increases in gross written premium in Nevada and Texas. Nevada’s gross written premium increased 36.2% during 2008 primarily as a result of continued marketing efforts in addition to Infinity’s rate stability while competitors increased their rates. Gross written premium in Texas increased 20.6% during the twelve months ended December 31, 2008 as compared with the same period of 2007, including growth in Dallas, Fort Worth, Houston and San Antonio—all four of Infinity’s Texas urban zones. New agent appointments and advertising contributed to the gross written premium growth in Texas.

Gross written premium in the Maintenance States declined 34.7% during 2008 with declines in all Maintenance States other than Tennessee. Infinity increased rates in several of the Maintenance States during 2008 in an effort to improve profitability.

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

	Twelve months ended December 31,
	2009			2008			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio

Personal Auto Insurance:
Focus States:
Urban Zones	68.5%	20.2%	88.7%	71.7%	19.8%	91.5%	(3.2)%	0.4%	(2.8)%
Non-Urban Zones	67.5%	21.2%	88.6%	74.7%	21.4%	96.1%	(7.3)%	(0.2)%	(7.5)%

Total Focus States	68.4%	20.3%	88.7%	72.1%	20.0%	92.1%	(3.7)%	0.3%	(3.5)%
Maintenance States	65.4%	23.8%	89.2%	71.1%	22.2%	93.4%	(5.7)%	1.6%	(4.1)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	68.2%	20.5%	88.7%	71.8%	20.2%	92.0%	(3.6)%	0.3%	(3.3)%

Commercial Vehicle	72.3%	21.6%	93.8%	82.2%	21.6%	103.8%	(10.0)%	0.0%	(10.0)%
Classic Collector	37.3%	42.4%	79.7%	43.4%	41.7%	85.1%	(6.1)%	0.7%	(5.4)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	66.5%	20.7%	87.2%	70.3%	20.9%	91.2%	(3.8)%	(0.2)%	(4.0)%
GAAP ratios	66.5%	22.0%	88.5%	70.3%	22.2%	92.5%	(3.8)%	(0.2)%	(4.0)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2008			2007			Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio

Personal Auto Insurance:
Focus States:
Urban Zones	71.7%	19.8%	91.5%	72.3%	19.6%	92.0%	(0.7)%	0.2%	(0.5)%
Non-Urban Zones	74.7%	21.4%	96.1%	82.6%	23.2%	105.7%	(7.8)%	(1.8)%	(9.6)%

Total Focus States	72.1%	20.0%	92.1%	74.0%	20.2%	94.2%	(1.9)%	(0.1)%	(2.0)%
Maintenance States	71.1%	22.2%	93.4%	72.7%	22.0%	94.7%	(1.5)%	0.2%	(1.3)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	71.8%	20.2%	92.0%	72.9%	20.4%	93.3%	(1.1)%	(0.2)%	(1.3)%

Commercial Vehicle	82.2%	21.6%	103.8%	38.2%	24.0%	62.2%	44.0%	(2.4)%	41.6%
Classic Collector	43.4%	41.7%	85.1%	38.4%	49.1%	87.5%	4.9%	(7.3)%	(2.4)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	70.3%	20.9%	91.2%	70.6%	21.2%	91.8%	(0.2)%	(0.3)%	(0.6)%
GAAP ratios	70.3%	22.2%	92.5%	70.5%	23.0%	93.5%	(0.2)%	(0.8)%	(1.0)%

NM:	Not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

2009 compared to 2008

Overall, the statutory combined ratio for the year ended December 31, 2009 of 87.2% improved 4.0 points from 91.2% for 2008. For the twelve months ended December 31, 2009, Infinity had $65.4 million of favorable development on prior accident period loss and LAE reserves compared with $29.4 million of favorable development for the year ended December 31, 2008. (See Critical Accounting Policies – Insurance Reserves for a more detailed discussion of loss reserving and development.) Excluding the favorable development from both years, the combined ratio increased from 94.4% in 2008 to 94.9% in 2009. Catastrophe related losses were $1.0 million and $1.8 million during 2009 and 2008, respectively.

The combined ratio improvement in the Focus States during 2009 is primarily a result of favorable development on loss and LAE reserves in California and Florida. Excluding favorable development, the loss and LAE ratio in the Focus States for 2009 has increased when compared with 2008 primarily as a result of an increase in the loss ratio in California, where Infinity took rate decreases in late 2007 and mid-2008 in order to comply with the state’s Fair Rate of Return regulations, as well as an increase in frequency and severity in bodily injury coverage.

The loss and LAE ratio in the Maintenance States declined for the year ended December 31, 2009 as compared with 2008 primarily as a result of favorable development on LAE reserves in Connecticut. The underwriting ratio in these states grew in 2009 due to fixed expenses over a decline in premium.

The loss and LAE ratio for the Commercial Vehicle business decreased substantially during 2009 when compared with 2008 primarily as a result of an extra-contractual claim in Florida recorded during 2008. Excluding this claim, the combined ratio for the twelve months ended December 31, 2008 would be 79.8%. This compares with 93.8% for the twelve months ended December, 31 2009. The increase in the combined ratio, excluding the extra-contractual claim, is a result of an increase in the loss ratio in California due to a shift toward new business, which typically has a higher loss ratio than renewal business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2008 compared to 2007

Overall, the statutory combined ratio for the year ended December 31, 2008 of 91.2% improved slightly from 91.8% for 2007. For the twelve months ended December 31, 2008, Infinity had $29.4 million of favorable development on prior accident period loss and LAE reserves compared with $13.5 million of favorable development for the year ended December 31, 2007. Excluding the favorable development from both years, the combined ratio increased 1.3 points from 93.1% in 2007 to 94.4% in 2008. Catastrophe related losses were $1.8 million and $0.7 million during 2008 and 2007, respectively.

The combined ratio improvement in the Focus States for the year ended December 31, 2008 as compared with 2007 is primarily a result of favorable development on LAE reserves in many of Infinity’s Focus States. Excluding favorable development the combined ratio in the Focus States increased in 2008 compared with 2007 primarily as a result of an increase in the loss and LAE ratio in California, Infinity’s largest state in terms of premium and underwriting profits. During 2008, Infinity took a 10.4% rate reduction as required by the new fair rate of return regulations which reduced average earned premium and increased the combined ratio. The 2008 combined ratio, excluding favorable development, did improve compared with 2007 in states such as Arizona, Florida, Pennsylvania and Texas primarily as a result of rate increases taken in the states to improve profitability.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Income

Investment income primarily includes gross investment revenue and investment management fees as shown in the following table (in thousands):

	Twelve months ended December 31,
	2009	2008	2007
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$50,567	$58,909	$68,359
Dividends on equity securities	782	871	1,190

Gross investment income	$51,349	59,780	$69,549
Investment expenses	(1,930)	(1,830)	(2,162)

Net investment income	$49,418	$57,950	$67,387

Average investment balance	$1,222,816	$1,298,112	$1,408,470
Net investment income over average investment balance	4.0%	4.5%	4.8%

2009 compared to 2008

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income declined $8.5 million for the twelve months ended December 31, 2009 as compared with the same period in 2008, primarily due to both a decrease in quarterly average invested assets of 5.8% in 2009 compared to 2008 and a decline in yields for high quality securities.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments

Infinity recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended December 31, 2009
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)

Fixed maturities	$4,914	$(19,850)	$(14,936)
Equities	112	—	112

Total	$5,026	$(19,850)	$(14,824)

	Twelve months ended December 31, 2008
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)

Fixed maturities	$10,440	$(43,229)	$(32,788)
Equities	—	(18,590)	(18,590)

Total	$10,440	$(61,818)	$(51,378)

	Twelve months ended December 31, 2007
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)

Fixed maturities	$(2,332)	$(4,028)	$(6,360)
Equities	3,273	—	3,273

Total	$941	$(4,028)	$(3,087)

2009 compared to 2008

The total realized loss in 2009 was primarily a result of credit-related other-than-temporary impairments on asset-backed securities, particularly those with equipment leases as collateral, and non-investment grade corporate bonds.

2008 compared to 2007

The total realized loss in 2008 was primarily a result of impairments of fixed maturities issued by companies in the financial services industry and the impairment of Infinity’s investment in an exchange-traded fund.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income

(in thousands)	Twelve months ended December 31,
	2009	2008	2007

Finance charges on assumed business	$—	$6	$16
Gain on sale of Connecticut personal auto book	—	574	1,070
Other	439	1,315	1,276

Total Other Income	$439	$1,895	$2,362

2009 compared to 2008

Other income for the twelve months ended December 31, 2009 decreased $1.5 million when compared to 2008. This decline is primarily attributable to a $0.6 million decline in fees received on renewal premium from the 2005 sale of the Assumed Agency Business’s Connecticut personal auto book. The other items included in other income of $1.3 million in 2008 and $0.4 million in 2009 are of a non-recurring nature.

2008 compared to 2007

Other income for the twelve months ended December 31, 2008 decreased $0.5 million when compared to 2007. This decline is primarily attributable to a $0.5 million decline in fees received on renewal premium from the 2005 sale of the Assumed Agency Business’s Connecticut personal auto book. The other items included in other income of $1.3 million in both 2007 and 2008 are non-recurring items.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

(in thousands)	Twelve months ended December 31,
	2009	2008	2007

Senior Notes	$11,055	$11,071	$11,067

The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, and require no principal payment until maturity in February 2014. (See Note 4—Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the Senior Notes).

Corporate General and Administrative Expenses

(in thousands)	Twelve months ended December 31,
	2009	2008	2007

Corporate General and Administrative Expenses	$6,713	$6,958	$7,843

2009 compared to 2008

Corporate general and administrative expenses decreased just 3.5%, or $245,000, in 2009 compared to 2008.

2008 compared to 2007

Corporate general and administrative expenses decreased 11.3% in 2008 compared to 2007 primarily as a result of a decrease in share-based compensation expense as stock options issued in 2003 were fully expensed during 2007, a decrease in contract service fees paid and a decrease in Directors and Officers insurance expense. (See Note 7—Share-Based Compensation of the Notes to Consolidated Financial Statements for additional information on Infinity’s Stock Option Plan).

Loss on Repurchase of Debt

During 2009, Infinity repurchased $5.0 million of its long-term debt. Infinity recognized a loss of approximately $11,000 on the redemption due to unamortized bond issue costs and unamortized discount on the repurchased bonds.

Restructuring Charges

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

(in thousands)	Twelve months ended December 31,
	2009	2008	2007

Restructuring Charges	$2	$788	$1,693

The $1.7 million charge during 2007 is primarily related to losses on subleases from facilities affected by the restructuring. Infinity incurred an additional $0.8 million in expenses during 2008, $0.4 million of which related to losses on subleases. In 2009, Infinity recognized just $2,000 in restructuring charges as the Company completed its restructuring efforts.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expenses

(in thousands)	Twelve months ended December 31,
	2009	2008	2007

Corporate litigation expense	$771	$590	$636
Loss on sublease	1,447	497	—
Lease buyout	—	—	1,975
Other	1,650	3,482	1,544

Total Other Expenses	$3,868	$4,570	$4,155

2009 compared to 2008

Other expenses decreased $0.7 million for the twelve-month period ended December 31, 2009 as compared to 2008. The decline is primarily due to a decrease in operating expenses relating to Infinity’s retail store initiative, which the company has decided to no longer pursue. The loss on sublease in 2009 was due to the sublet of 11,494 square feet of the Company’s Colonnade Park corporate headquarters. Staff reductions and the shift of some operations to the Liberty Park building in 2008 and 2009 freed this space for sublet.

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

Income Taxes

The following table reconciles the Company’s U.S. statutory rate and effective tax rate for the periods ending December 31, 2009, 2008 and 2007.

	Twelve months ended December 31,
	2009	2008	2007

U.S. statutory tax rate	35.0%	35.0%	35.0%
Adjustments
Dividends received deduction	(0.2)%	(0.3)%	(0.2)%
Tax exempt interest	(2.3)%	(5.2)%	(2.4)%
Adjustment to valuation allowance	3.9%	34.1%	1.5%
Other	0.1%	0.8%	(0.1)%

Effective tax rate	36.5%	64.4%	33.8%

Infinity has recorded a valuation allowance equal to 100% of the available capital loss carry-forward. As capital gains are generated, Infinity takes credit for the deferred tax asset and reduces the valuation allowance. In addition, Infinity includes the tax on losses recorded on other-than-temporarily impaired securities in the valuation allowance.

ITEM 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Exposure to Market Risk.

ITEM 8

Financial Statements and Supplementary Data

ITEM 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A

Controls and Procedures

Infinity’s Chief Executive Officer and Chief Financial Officer, with assistance from other management, have evaluated the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on that evaluation and due solely to the factors leading to the restatement of the Company’s financial statements (set forth in Note 1 – Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements), they concluded that the controls and procedures were not effective. Infinity has identified and implemented the steps necessary to remedy the ineffectiveness.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Infinity conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In performing this evaluation, management undertook a review, subsequent to year end 2009, of the Company’s negative cash book balance accounting policy and concluded that the policy had not been in conformity with U.S. generally accepted accounting principles solely with respect to instances where no legal right of offset existed between funding institutions. This led the Company to restate its Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the years ending December 31, 2007 and 2008. The Company then evaluated the impact of this restatement and determined that, based on guidance set forth in the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standards Number 5, a material weakness existed in internal control over financial reporting and that effective control over financial reporting as of December 31, 2009 had not been maintained.

This report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

The Company has remediated the control deficiency discussed above as of February 26, 2010 by amending its accounting policy relating to the classification of negative cash book balances that was in place at December 31, 2009. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors

Infinity Property and Casualty Corporation

We have audited Infinity Property and Casualty Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Subsequent to the year end 2009, management concluded that its accounting policy regarding the classification of negative cash book balances had not been in conformity with U.S. generally accepted accounting principles solely with respect to instances where no legal right of offset existed between funding institutions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated February 26, 2010, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Infinity Property and Casualty Corporation has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 26, 2010

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

The information required by this Item 10 regarding Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference to Infinity’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 26, 2010.

ITEM 11

Executive Compensation

Incorporated by reference from Infinity’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May  26, 2010.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Infinity’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 26, 2010.

ITEM 13

Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Infinity’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 26, 2010.

ITEM 14

Principal Accounting Fees and Services

Incorporated by reference from Infinity’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 26, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Infinity Property and Casualty Corporation restated its consolidated balance sheet as of December 31, 2008, and the related consolidated statements of cash flows for each of the two years in the period ended December 31, 2008.

As discussed in Note 1 to the consolidated financial statements, Infinity Property and Casualty Corporation changed its method of accounting for impairment of debt securities with the adoption of the guidance originally issued in FASB Staff Position 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topic 320 Investments – Debt and Equity Securities) effective April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an adverse opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 26, 2010

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Twelve months ended December 31,
	2009	2008	% Change	2007	% Change
Revenues:
Earned premiums	$848,391	$922,451	(8.0)%	$1,031,564	(10.6)%
Net investment income	49,418	57,950	(14.7)%	67,387	(14.0)%
Realized gains (losses) on investments*	(14,824)	(51,378)	(71.1)%	(3,087)	1,564.3%
Other income	439	1,895	(76.8)%	2,362	(19.8)%

Total revenues	$883,424	930,918	(5.1)%	1,098,226	(15.2)%

Costs and Expenses:
Losses and loss adjustment expenses	$564,160	$648,410	(13.0)%	$727,284	(10.8)%
Commissions and other underwriting expenses	186,468	205,046	(9.1)%	237,481	(13.7)%
Interest expense	11,055	11,071	(0.1)%	11,067	—
Corporate general and administrative expenses	6,713	6,958	(3.5)%	7,843	(11.3)%
Loss on repurchase of debt	11	—	—	—	—
Restructuring Cost	2	788	(99.8)%	1,693	(53.5)%
Other expenses	3,868	4,570	(15.4)%	4,155	10.0%

Total costs and expenses	$772,277	$876,843	(11.9)%	$989,523	(11.4)%

Earnings before income taxes	111,147	54,075	105.5%	108,703	(50.3)%
Provision for income taxes	40,553	34,818	16.5%	36,759	(5.3)%

Net earnings	$70,594	$19,257	266.6%	$71,944	(73.2)%

Earnings per common share:
Basic	$5.17	$1.25	313.6%	$3.91	(68.0)%
Diluted	5.09	1.23	313.8%	3.87	(68.2)%

Average number of common shares:
Basic	13,658	15,452	(11.6)%	18,390	(16.0)%
Diluted	13,870	15,680	(11.5)%	18,605	(15.7)%

Cash dividends per common share	$0.48	$0.44	9.1%	$0.36	22.2%

* Realized gains (losses) before impairment losses	$5,026	$10,440	(51.9)%	$941	1,009.5%

Total OTTI losses	(11,861)	(61,818)	(80.8)%	(4,028)	1,434.7%
Non-credit portion in other comprehensive income	3,783	—	—	—	—
OTTI losses reclassed from other comprehensive income	(11,772)	—	—	—	—

Impairment losses recognized in earnings	$(19,850)	$(61,818)	$(67.9)%	$(4,028)	1,434.7%

Total realized gains (losses) on investments	$(14,824)	$(51,378)	$(71.1)%	$(3,087)	1,564.3%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2009	2008 Restated
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,125,776 and $1,024,121)	$1,146,692	$1,032,237
Equity securities – at fair value (cost $31,331 and $31,157)	39,438	31,157

Total investments	$1,186,131	$1,063,394

Cash and cash equivalents	99,700	127,568
Accrued investment income	11,237	11,028
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $10,853 and $11,652	295,691	300,751
Property and equipment, net of accumulated depreciation of $42,092 and $49,989	27,916	33,342
Prepaid reinsurance premium	1,536	1,661
Recoverables from reinsurers (includes $316 and $2,898 on paid losses and LAE)	18,031	23,413
Deferred policy acquisition costs	68,839	70,101
Current and deferred income taxes	10,258	20,920
Other assets	9,057	14,779
Goodwill	75,275	75,275

Total assets	$1,803,671	$1,742,232

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and LAE	$509,114	$544,756
Unearned premium	376,068	380,425
Payable to reinsurers	58	954
Long-term debt (fair value $192,309 and $179,063)	194,651	199,567
Commissions payable	18,012	22,568
Payable for securities purchased	17,576	293
Other liabilities	70,032	68,337

Total liabilities	$1,185,511	$1,216,901

Commitments and contingencies (See Note 16)

Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,082,139 and 21,041,444 shares issued	$21,064	$20,999
Additional paid-in capital	344,031	341,889
Retained earnings	541,167	439,051
Accumulated other comprehensive income, net of tax	19,500	5,987
Treasury stock, at cost (7,584,762 and 6,895,262 shares)	(307,602)	(282,594)

Total shareholders’ equity	$618,160	$525,331

Total liabilities and shareholders’ equity	$1,803,671	$1,742,232

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at January 1, 2007	$20,837	$335,708	$361,682	$(3,206)	$(50,420)	$664,601

Net earnings	$—	$—	$71,944	$—	$—	$71,944
Net change in post-retirement benefit liability, net of tax	—	—	—	223	—	223
Change in unrealized gain on investments, net of tax	—	—	—	11,336	—	11,336

Comprehensive income						83,504
Dividends paid to common shareholders	—	—	(6,707)	—	—	(6,707)
Shares issued and share-based compensation expense	105	4,487	—	—	—	4,592
Acquisition of treasury stock	—	—	—	—	(144,484)	(144,484)
Other	—	—	(281)	—	—	(281)

Balance at December 31, 2007	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224

Net earnings	$—	$—	$19,257	$—	$—	$19,257
Net change in post-retirement benefit liability, net of tax	—	—	—	193	—	193
Change in unrealized gain on investments, net of tax	—	—	—	(2,558)	—	(2,558)

Comprehensive income						16,892
Dividends paid to common shareholders	—	—	(6,811)	—	—	(6,811)
Shares issued and share-based compensation expense	56	2,462	—	—	—	2,519
Acquisition of treasury stock	—	—	—	—	(87,690)	(87,690)
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	(768)
Other	—	—	(34)	—	—	(34)

Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$70,594	$—	$—	$70,594
Net change in post-retirement benefit liability, net of tax	—	—	—	(77)	—	(77)
Change in unrealized gain on investments, net of tax	—	—	—	21,525	—	21,525
Non-credit component of impairment losses on fixed maturities, net of tax	—	—	—	16,834	—	16,834

Comprehensive income						108,877
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	—
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(6,585)	—	—	(6,585)
Shares issued and share-based compensation expense	65	2,142	—	—	—	2,207
Acquisition of treasury stock	—	—	—	—	(25,008)	(25,008)

Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve months ended December 31,
	2009	2008 Restated	2007 Restated
Operating activities:
Net earnings	$70,594	$19,257	$71,944
Adjustments:
Depreciation and amortization	11,036	12,047	9,459
Net realized losses on investing activities	14,824	51,378	3,087
Loss on repurchase of debt	11	—	—
Loss on disposal of property and equipment	144	480	—
Share-based compensation expense	1,321	1,710	1,744
Decrease (increase) in accrued investment income	(208)	2,389	2,731
Decrease (increase) in agents’ balances and premium receivable	5,059	33,234	9,080
Decrease (increase) in reinsurance receivables	5,507	6,248	4,701
Decrease (increase) in deferred policy acquisition costs	1,262	5,673	1,062
Decrease (increase) in other assets	9,040	4,185	(4,905)
(Decrease) increase in insurance claims and reserves	(40,000)	(104,465)	2,644
(Decrease) increase in payable to reinsurers	(896)	726	(414)
(Decrease) increase in other liabilities	(2,862)	(28,702)	1,680
Other, net	—	(34)	(281)

Net cash provided by operating activities	$74,832	$4,126	$102,532

Investing activities:
Purchases of and additional investments in:
Fixed maturities	$(690,486)	$(687,572)	$(692,353)
Equity securities	(2,087)	(691)	(93,703)
Property and equipment	(4,627)	(18,441)	(21,043)
Maturities and redemptions of fixed maturity investments	159,668	62,850	92,511
Sales:
Fixed maturities	468,506	778,919	629,432
Equity securities	2,026	—	100,120
Property and equipment	—	24	—

Net cash (used in) provided by investing activities	$(67,001)	$135,089	$14,964

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	887	809	2,848
Accelerated share repurchase plan settlement payment	—	(768)	—
Repurchase of debt	(4,975)	—	—
Acquisition of treasury stock	(25,026)	(87,397)	(144,881)
Dividends paid to shareholders	(6,585)	(6,811)	(6,707)

Net cash used by financing activities	$(35,699)	$(94,167)	$(148,740)
Net (decrease) increase in cash and cash equivalents	$(27,868)	$45,047	$(31,244)

Cash and cash equivalents at beginning of period	127,568	82,520	113,763

Cash and cash equivalents at end of period	$99,700	$127,568	$82,520

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

INDEX TO NOTES

1. Significant Reporting and Accounting Policies	10. Accelerated Share Repurchase Program
2. Fair Value	11. Quarterly Operating Results (unaudited)
3. Investments	12. Insurance Reserves
4. Long-Term Debt	13. Reinsurance
5. Income Taxes	14. Statutory Information
6. Computations of Earnings Per Share	15. Legal Proceedings
7. Share-Based Compensation	16. Commitments and Contingencies
8. Benefit Plans	17. Additional Information
9. Restructuring

Note 1 Significant Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly-owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Infinity Casualty Insurance Company, Infinity Insurance Company, Infinity Auto Insurance Company and Infinity Standard Insurance Company (collectively the “NSA Group”). Although Infinity was formed in 2002, the NSA Group has been writing auto insurance since 1955. Infinity currently writes nonstandard personal auto insurance, monoline commercial vehicle insurance and classic collector automobile insurance. Nonstandard personal auto insurance accounts for 89% of Infinity’s total gross written premium and is primarily written in eight states. Approximately 59% of the nonstandard personal auto gross written premium was written in the state of California during 2009.

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business (the “Assumed Agency Business”) written through agents by Great American Insurance Company (“GAI”). Infinity assumed $0.1 million in premium from GAI for the twelve months ended December 31, 2009. The company assumed $13.9 million of total unpaid losses and LAE for GAI at December 31, 2009.

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries as of and for the twelve-month periods ended December 31, 2009, December 31, 2008 and December 31, 2007. These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

Infinity has evaluated subsequent events through February 26, 2010, the date at which the company’s financial statements were issued.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restatements and Reclassifications

Infinity has restated prior period cash and cash equivalent balances due to the improper accounting treatment of negative cash book balances. A discussion of the restatement follows.

Infinity’s cash management and banking structure is set up as follows:

•	Claim checks are issued from a controlled disbursement, zero balance account (ZBA) that is funded daily from an operating account as checks are presented to the bank for payment.

•	In addition to its existing balance, the operating account receives funds daily from premium payments the Company receives.

•

Cash in excess of what the Company deems to be a necessary balance is transferred from the operating account and invested in liquid short-term investments upon which interest is earned. These short-term investments are not held in the same banking institution as the operating account.

•	The balance in the operating account is monitored daily and when needed, funds from the Company’s liquid short-term investments are transferred on the same day the Company needs to fund the ZBA.

Because Infinity utilizes a ZBA for more effective cash management, checks that are issued to settle insurance claims result in a negative cash book balance. Previously, for accounting presentation purposes, these amounts were netted against short-term investments and presented in the line item, “Cash and cash equivalents” on the balance sheet. However, because Infinity’s operating and short-term investment bank accounts are held at different institutions, no legal right of offset exists between the accounts. Accordingly, Infinity has reclassed the negative cash book balances to the “Other Liabilities” line item and restated its balance sheets and cash flow statements for all years presented.

The amount of negative cash book balances that were reclassed by period are as follows (in thousands):

		Unaudited
December 31, 2005	$8,712	1st Quarter 2009	$35,752

December 31, 2006	$4,577	2nd Quarter 2009	$26,905

December 31, 2007	$35,689	3rd Quarter 2009	$25,882

December 31, 2008	$18,294

The effect of the correction by financial statement line item is presented below (in thousands):

	2007		2008
	Original	Restated	Original	Restated
Consolidated Balance Sheets:
Cash and cash equivalents	Not presented	Not presented	$109,274	$127,568
Total assets	Not presented	Not presented	1,723,938	1,742,232
Other liabilities	Not presented	Not presented	50,042	68,337
Total liabilities	Not presented	Not presented	$1,198,607	$1,216,901

Consolidated Statement of Cash Flows:
Cash and cash equivalents	$46,831	$82,520	$109,274	$127,568
Net cash provided by operating activities	$71,420	$102,532	$21,521	$4,126

Selected Financial Data:
Cash and investments	$1,323,312	$1,359,002	$1,172,668	$1,190,962
Total assets	1,916,610	1,952,300	1,723,938	1,742,232
Total liabilities	$1,315,386	$1,351,075	$1,198,607	$1,216,901

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The effect of the correction on unaudited 2009 quarterly results by financial statement line item is presented below (in thousands):

	1st Quarter 2009		Second Quarter 2009		3rd Quarter 2009
	Original	Restated	Original	Restated	Original	Restated
Consolidated Balance Sheets:

Cash and cash equivalents	$93,726	$129,478	$122,241	$149,146	$104,215	$130,097

Total assets	1,729,904	1,765,656	1,753,151	1,780,056	1,818,706	1,844,588

Other liabilities	46,067	81,819	47,860	74,765	45,959	71,841

Total liabilities	$1,200,266	$1,236,018	$1,192,938	1,219,843	1,226,050	1,251,932

Consolidated Statement of Cash Flows:

Net cash provided by operating activities	$18,115	$35,572	$14,751	$5,905	$21,035	$20,012

These restatements had no effect on total shareholders’ equity or net earnings as previously reported.

Certain 2007 and 2008 amounts have been reclassified from the prior year financial statements to conform to the 2009 presentation. These reclassifications had no effect on total shareholders’ equity, net cash flow or net earnings as previously reported.

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

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary (“OTTI”) the cost basis of that investment is reduced. For fixed maturity securities that are other-than-temporarily impaired, Infinity assesses its intent to sell and the likelihood that the company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but the company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss component of an impairment charge on a fixed maturity security is determined by the excess of the amortized cost over the present value of the expected cash flows. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income.

Securities having a market value of approximately $40.4 million at December 31, 2009 were on deposit as required by regulatory authorities.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

Highly liquid investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

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

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of premium writings are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, the Company evaluates the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2009, 2008 and 2007 was $70.1 million, $75.8 million and $76.8 million, respectively.

Goodwill

In accordance with the Goodwill topic of the FASB Accounting Standards Codification (“FASC”), Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge.

Infinity performed this test as of September 30, 2009 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors as well as the overall market. Infinity’s cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.

The September 30, 2009 test results indicated that the fair value of Infinity’s goodwill exceeded its carrying value and there was no impairment charge required at that date. Additionally, there was no indication of impairment at December 31, 2009.

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

Premium and Receivables

Insurance premium written is earned over the terms of the policies on a pro rata basis. Unearned premium represents that portion of premium written which is applicable to the unexpired terms of policies-in-force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premium is based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small commercial accounts throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on the relationship, on a policy basis, between receivables and unearned premium, or an aging analysis of past due balances. Premium due from insureds is charged off if not collected within 90 days of the policies’

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

expiration or cancellation dates. However, even after premium is charged off, attempts to collect the premium continue.

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

Property and Equipment

Property and equipment balances are reported at cost less accumulated depreciation. Property and equipment, which consists of land, a building, leasehold improvements, computer equipment and furniture and fixtures, was $27.9 million at December 31, 2009, net of accumulated depreciation of $42.1 million. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and the related expenses are allocated to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: losses and LAE, commission and other underwriting expenses, corporate general and administrative expense or other expenses.

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

In September 2006, the FASC Retirement Benefits topic was revised to require plan sponsors of defined pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statements of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statements of financial position, and provide additional disclosures. On December 31, 2006, Infinity adopted the recognition and disclosure provisions of this change and the effect of adoption on Infinity’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. As required by the codification, Infinity changed the measurement date for its postretirement benefit plan from September 30 to December 31 for its 2008 financial statements and recorded an adjustment to retained earnings of approximately $50,000, pre-tax.

Recently Issued Accounting Standards

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

For periods ending after June 15, 2009, Infinity adopted the authoritative guidance in the FASC Subsequent Events topic, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of this standard had no material impact on the Company’s financial statements.

For periods ending after June 15, 2009, Infinity adopted the authoritative guidance in the FASC Fair Value Measurements and Disclosures topic, which requires disclosures about the fair value of financial instruments for interim reporting periods.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

This codification also provides additional guidance in determining fair value when the volume and level of activity for the asset or liability has significantly decreased. The adoption had no material impact on the Company’s financial statements.

For periods ending after June 15, 2009, Infinity adopted the authoritative guidance in the FASC Investments — Debt and Equity Securities topic, which states that, if a fixed maturity security is considered other-than-temporarily impaired but the company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss portion, which is the difference between the security’s amortized cost and the present value of expected future cash flows, is recognized in earnings. The amount due to all other factors is recognized in other comprehensive income, net of tax. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. As a result of the adoption, Infinity recorded a cumulative effect adjustment of $38.1 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income.

Additional disclosures required by this standard are contained in Note 3 to the Consolidated Financial Statements.

Note 2 Fair Value

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$99,700	$—	$—	$99,700
Available-for-sale securities
Fixed maturities	191,261	918,128	37,302	1,146,692
Equity securities	39,438	1	—	39,438

Total assets	$330,399	$918,129	$37,302	$1,285,831

Percentage of total	25.7%	71.4%	2.9%	100.0%

Level 1 includes cash and cash equivalents, U.S. Treasury securities and an exchange-traded fund that makes up Infinity’s equity portfolio. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities that are not rated by a nationally recognized statistical rating organization.

The following table presents the changes in the Level 3 fair value category for the twelve months December 31, 2009 (in thousands):

Balance at beginning of period	$45,556
Total gains or losses (realized or unrealized)
Included in net earnings	(3,331)
Included in other comprehensive income	4,888
Purchases, sales, issuances and settlements	1,978
Transfers in to Level 3	1,671
Transfers out of Level 3	(13,460)

Balance at December 31, 2009	$37,302

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Of the $37.3 million fair value of securities in Level 3, which consists of 22 securities, 18 are priced based on non-binding broker quotes or prices from various outside sources. When there are multiple prices obtained for the same security, a hierarchy is used that determines the best price, which is used as the basis for the fair value presented in the financial statements. The remaining four securities, which have a fair value of $4.0 million, are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at December 31, 2009 and the average spreads to Treasury for the type and rating of the security being priced.

The following table presents the carrying value and estimated fair value of Infinity’s financial instruments (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$99,700	$99,700	$127,568	$127,568
Available-for-sale securities
Fixed maturities	1,146,692	1,146,692	1,032,237	1,032,237
Equity securities	39,438	39,438	31,157	31,157

Total assets	$1,285,831	$1,285,831	$1,190,962	$1,190,962

Liabilities:
Long-term debt	$194,651	$192,309	$199,567	$179,063

See Note 3 of the Consolidated Financial Statements for additional information on investments and Note 4 for additional information on long-term debt.

Note 3 Investments

All fixed maturity and equity securities are considered available-for-sale and reported at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the twelve months December 31, 2009 were $470.5 million. Proceeds from sales of securities for the twelve months ended December 31, 2008 were $778.9 million.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Summarized information for the major categories of Infinity’s investment portfolio follows (in thousands):

	December 31, 2009
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Temporary Unrealized Losses	Other-than- temporary Impairment Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$187,915	$4,063	$(717)	$—	$191,261
Government-sponsored entities	56,344	790	(118)	—	57,015
State and municipal	342,696	9,020	(1,640)	—	350,076
Mortgage-backed securities:
Residential	149,354	3,549	(36)	—	152,867
Commercial	53,338	637	(49)	—	53,926

Total mortgage-backed securities	$202,692	$4,186	$(85)	$—	$206,793
Collateralized mortgage obligations	65,249	619	(387)	(901)	64,580
Asset-backed securities	6,760	41	(71)	(5)	6,726
Corporates	264,120	8,190	(696)	(1,374)	270,241

Total fixed maturities	$1,125,776	$26,909	$(3,714)	$(2,279)	$1,146,692
Equity securities	31,331	8,108	—	—	39,438

Total	$1,157,107	$35,017	$(3,714)	$(2,279)	$1,186,131

	December 31, 2008
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government	$159,031	$9,232	$—	$168,263
Government-sponsored entities	33,210	1,652	—	34,861
State and municipal	217,951	4,344	(1,696)	220,598
Mortgage-backed securities:
Residential	129,664	5,268	—	134,932
Commercial	37,754	59	(2,325)	35,488

Total mortgage-backed securities	$167,419	$5,327	$(2,325)	$170,420
Collateralized mortgage obligations	162,100	1,199	(5,680)	157,619
Asset-backed securities	22,926	28	(375)	22,578
Corporates	261,486	3,218	(6,807)	257,898

Total fixed maturities	$1,024,121	$25,000	$(16,883)	$1,032,237
Equity securities	31,157	—	—	31,157

Total	$1,055,278	$25,000	$(16,883)	$1,063,394

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
December 31, 2009
Fixed maturities:
U.S. government	11	$46,288	$(717)	1.5%	—	$—	$—	0.0%
Government-sponsored entities	2	23,440	(118)	0.5%	—	—	—	0.0%
State and municipal	39	98,053	(1,640)	1.6%	—	—	—	0.0%
Mortgage-backed securities:
Residential	5	26,305	(36)	0.1%	—	—	—	0.0%
Commercial	8	11,742	(49)	0.4%	—	—	—	0.0%

Total mortgage-backed securities	13	$38,047	$(85)	0.2%	—	$—	$—	0.0%
Collateralized mortgage obligations	5	17,916	(131)	0.7%	7	14,133	(1,157)	7.6%
Asset-backed securities	1	576	(1)	0.2%	3	536	(75)	12.2%
Corporate	32	57,203	(768)	1.3%	18	8,117	(1,301)	13.8%

Total fixed maturities	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
December 31, 2008
Fixed maturities:
U.S. government	—	$—	$—	0.0%	—	$—	$—	0.0%
Government-sponsored entities	—	—	—	0.0%	—	—	—	0.0%
State and municipal	31	57,901	(1,696)	2.9%	—	—	—	0.0%
Mortgage-backed securities:
Residential	—	—	—	0.0%	—	—	—	0.0%
Commercial	8	28,101	(2,325)	7.6%	—	—	—	0.0%

Total mortgage-backed securities	8	$28,101	$(2,325)	7.6%	—	$—	$—	0.0%
Collateralized mortgage obligations	14	56,556	(5,680)	9.1%	—	—	—	0.0%
Asset-backed securities	14	5,257	(369)	7.0%	2	698	(6)	0.9%
Corporate	93	114,945	(6,447)	5.3%	4	3,613	(360)	9.1%

Total fixed maturities	160	$262,759	$(16,518)	5.9%	6	$4,311	$(366)	7.8%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	160	$262,759	$(16,518)	5.9%	6	$4,311	$(366)	7.8%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Gross unrealized losses at December 31, 2009 are primarily attributable to the following:

•

Unrealized losses on municipal bonds as the credit ratings of several municipal bond insurers have been downgraded or placed under review by nationally recognized statistical rating organizations. These downgrades are a result of a perceived weakening of the insurers’ financial strength as a result of losses incurred on mortgage-backed and asset-backed securities due to the subprime mortgage crisis;

•	Unrealized losses on government securities due to increasing yields;

•	A $1.3 million non-credit impairment loss on an investment grade corporate bond with a fair value of $1.3 million;

•

Unrealized losses in collateralized mortgage obligations, particularly in non-GSE Whole Loan securities which have declined in value due to widening credit spreads-to-Treasury securities for non-GSE collateralized mortgage obligations.

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

Management regularly evaluates its investment portfolio for potential impairment by evaluating each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2009	December 31, 2008

Number of positions held with unrealized:
Gains	413	229
Losses	131	166

Number of positions held that individually exceed unrealized:
Gains of $500,000	4	9
Losses of $500,000	1	5

Percentage of positions held with unrealized:
Gains that were investment grade	76%	96%
Losses that were investment grade	78%	80%

Percentage of fair value held with unrealized:
Gains that were investment grade	94%	99%
Losses that were investment grade	95%	94%

The following table sets forth the amount of unrealized loss by age and severity at December 31, 2009 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater than 10%*

Less than or equal to:
Three months	258,414	(2,650)	(2,210)	(338)	(102)
Six months	12,908	(250)	(250)	—	—
Nine months	10,202	(559)	(34)	(496)	(30)
Twelve months	2,247	(62)	(52)	(10)	—
Greater than twelve months	20,539	(2,470)	(188)	(234)	(2,048)

Total	304,310	(5,992)	(2,734)	(1,078)	(2,180)

*	As compared to amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The changes in unrealized gains or losses on marketable securities, which is included in the Consolidated Statements of Changes in Shareholders’ Equity, for the twelve months ended December 31, 2009, 2008 and 2007 is detailed below (in thousands):

	Pretax
	Fixed Maturities[1]	Equity Securities	Tax Effects	Net

Year ended December 31, 2009
Unrealized holding gains (losses) on securities arising during the period	$35,971	$8,220	$(15,467)	$28,724
Realized (gains) losses included in net earnings	(4,914)	(112)	1,759	(3,267)
Impairment losses recognized in earnings	19,850	—	(6,948)	12,903

Change in unrealized gain (loss) on marketable securities, net	$50,907	$8,108	$(20,655)	$38,360

Year ended December 31, 2008
Unrealized holding gains (losses) on securities arising during the period	$(36,104)	$(19,210)	$19,360	$(35,954)
Realized (gains) losses included in net earnings	32,788	18,590	(17,982)	33,396

Change in unrealized gain (loss) on marketable securities, net	$(3,316)	$(621)	$1,378	$(2,558)

Year ended December 31, 2007
Unrealized holding gains (losses) on securities arising during the period	$12,909	$1,444	$(5,024)	$9,329
Realized (gains) losses included in net earnings	6,360	(3,273)	(1,080)	2,007

Change in unrealized gain (loss) on marketable securities, net	$19,269	$(1,829)	$(6,104)	$11,336

[1]

Excludes $38.1 million reclass of the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income on April 1, 2009 as part of the adoption of FASB ASC 320-10-65.

For fixed maturity securities that are other-than-temporarily impaired, Infinity assesses its intent to sell and the likelihood that the company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but the company does not intend to and is not more than likely to be required to

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The following table is a progression of credit losses on fixed maturity securities for which a portion was recognized in accumulated other comprehensive income (in thousands):

Balance at April 1, 2009	$1,635

Additional credit impairments on:
Previously impaired securities	3,153
Securities without prior impairments	8,627
Reductions for securities sold	(10,387)
Additions for previously all credit	114
Other adjustments[1]	(5)

Balance at December 31, 2009	$3,136

[1]	Other adjustments include reductions to the beginning balance for securities that no longer have a non-credit component.

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2009, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities

One year or less	$52,768	$—	$—	$52,768	$52,134
After one year through five years	382,278	124,318	2,420	509,017	496,737
After five years through ten years	136,753	76,553	—	213,307	210,141
After ten years	61,272	32,230	—	93,502	92,062
MBS, CMO and ABS	200,307	71,208	6,584	278,099	274,701

Total	$833,379	$304,310	$9,004	$1,146,692	$1,125,776

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Net Investment Income

The following table shows investment income earned and investment expenses incurred by Infinity (in thousands):

	Twelve months ended December 31,
	2009	2008	2007

Investment income:
Interest income on fixed maturities, cash and cash equivalents	$50,567	$58,909	$68,359
Dividends on equity securities	782	871	1,190

Gross investment income	$51,349	$59,780	$69,549
Investment expenses	(1,930)	(1,830)	(2,162)

Net investment income	$49,418	$57,950	$67,387

Note 4 Long-Term Debt

In February 2004, Infinity issued $200.0 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. During 2009, Infinity repurchased $5.0 million of its debt, bringing the outstanding principle to $195.0 million. The December 31, 2009 fair value of $192.3 million was calculated using a 204 basis point spread to the ten-year U.S. Treasury Note of 3.839%.

Interest paid by Infinity on long-term debt was $11.1 million for the twelve months ended December 31, 2009. Interest paid by Infinity on long-term debt was $11.0 million for each of the twelve months ended December 31, 2008 and 2007.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At December 31, 2009 and 2008 there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5 Income Taxes

Taxes paid by Infinity in the years 2009, 2008 and 2007 were $37.0 million, $22.7 million and $39.7 million, respectively. The following is a reconciliation of income taxes at the statutory rate of 35.0% and income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Year ended December 31,
	2009	2008	2007

Earnings before income taxes	$111,147	$54,075	$108,703
Income taxes at statutory rate	38,902	18,926	38,046
Effect of:
Dividends-received deduction	(163)	(181)	(225)
Tax-exempt interest	(2,566)	(2,810)	(2,586)
Adjustment to valuation allowance	4,347	18,430	1,622
Other	33	453	(98)

Provision for income taxes as shown on the
Consolidated Statements of Earnings	$40,553	$34,818	$36,759

GAAP effective tax rate	36.5%	64.4%	33.8%

The total income tax provision (benefit) consists of (in thousands):

	2009	2008	2007

Current	$41,801	$27,085	$33,207
Deferred	(1,248)	7,733	3,552

Provision for income taxes	$40,553	$34,818	$36,759

The Infinity consolidated tax group generated capital losses in 2007 and in 2009. The tax benefit of the capital loss carryforwards at December 31, 2009 is (in thousands):

	Expiring	Amount

Capital loss carryforward	2012	$3,118
Capital loss carryforward	2014	$2,906

As of December 31, 2009, deferred taxes relating to the capital loss carryforwards and the OTTI reserve have been fully offset by a valuation allowance. Therefore, in the future, the tax benefit from the utilization of any of these capital loss carryforwards or any change in the OTTI reserve will be reflected in current tax expense and will impact the effective tax rate calculation for that period.

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Twelve months ended December 31,
	2009	2008

Deferred tax assets:
Discount on loss reserves	$10,297	$11,022
Unearned premium reserve	26,217	26,534
Net capital loss carryforward	6,024	3,118
Investment securities – basis differences OTTI	8,118	20,013
Bad debts	3,798	4,078
Accrued bonuses	1,285	572
Other	9,320	7,585

Subtotal	$65,059	$72,922
Valuation allowance for capital loss carryforward	(6,024)	(3,118)
Valuation allowance for OTTI	(8,118)	(20,013)
Valuation allowance for deferred tax assets	(302)	(302)

	$50,615	$49,489
Deferred tax liabilities:
Deferred policy acquisition costs	$(24,094)	$(24,535)
Investment securities – unrealized gains	(10,159)	(2,841)
Other	(1,178)	(796)

Subtotal	$(35,430)	$(28,172)

Net deferred tax assets	$15,185	$21,317

Current income taxes payable	(4,927)	(397)

Current and deferred income taxes	$10,258	$20,920

The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization of the net capital loss carryforward and the portion of the basis difference on securities relating to the OTTI reserve. Factors considered in assessing the need for a valuation allowance for ordinary or capital loss items include: (i) the likelihood of generating larger amounts of taxable income in the future to allow for the utilization of deductible temporary differences, (ii) sufficient operating income in prior years against which operating loss carry-backs could be utilized and (iii) opportunities to generate taxable income from sales of appreciated assets to allow for the utilization of net capital loss carryovers. The likelihood of realizing deferred tax assets is reviewed periodically; any adjustment required to the valuation allowance is made in the period in which the developments on which they are based become known.

Infinity did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in Infinity’s Consolidated Balance Sheets at January 1, 2008. During 2009 there were no material changes that resulted in the gross unrecognized tax benefit exceeding the materiality threshold as of December 31, 2009.

In June 2008, the Internal Revenue Service began an examination of the 2005 tax year, which was later expanded to include the 2006 tax year. In December 2008, the examination was completed with one issue identified, which related to whether corporate litigation losses are deductible for tax purposes when reserved or when paid. The Company filed a protest regarding this issue with the Internal Revenue Service and the appeals settlement was finalized in September 2009. The appeals settlement did not have a material impact on Infinity’s financial position.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

No notice has been received for the 2007 or 2008 tax year.

Note 6 Computations of Earnings per Share

The following table illustrates Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	Twelve months ended December 31,
	2009	2008	2007

Net earnings	$70,594	$19,257	$71,944
Basic average shares outstanding	13,658	15,452	18,390

Basic earnings per share	$5.17	$1.25	$3.91

Basic average shares outstanding	13,658	15,452	18,390
Restricted stock not vested	72	72	30
Dilutive effect of assumed option exercises	136	155	185
Dilutive effect of performance shares	3	—	—

Average diluted shares outstanding	13,870	15,680	18,605

Diluted earnings per share	$5.09	$1.23	$3.87

Note 7 Share-Based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There are 500,000 shares of Infinity common stock reserved for issuance under the Amended Restricted Stock Plan, of which 206,609 shares have been issued as of December 31, 2009. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

The following table sets forth the restricted stock activity for the year ended December 31, 2009:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value

Non-vested as of January 1, 2009	72,234	$44.04

Granted	—	—

Vested	—	—

Forfeited	—	—

Non-vested as of December 31, 2009	72,234	$44.04

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

During 2009, $0.8 million of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock. During 2008, $0.8 million of expense was recorded related to the grant of restricted stock. During 2007, $0.3 million of expense was recorded related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purposes of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 29,630 shares have been issued as of December 31, 2009. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. In June of 2009, 2008 and 2007, 9,583, 7,494 and 5,658 shares of Infinity common stock, valued pursuant to the plan at $350,000, $300,000 and $300,000, respectively, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (“ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, that employee is precluded from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP may not exceed 1,000,000, of which 37,448 have been issued as of December 31, 2009. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% market discount for shares purchased during 2009, 2008 and 2007 approximated $32,800, $42,600 and $40,700, respectively, and was recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

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

During 2008, $0.2 million of expense was recognized in the Consolidated Statements of Earnings for the 2008 Performance Share Plan. A review of the 2008 Performance Share Plan during 2009 indicated that significantly fewer performance share units are expected to be awarded than originally estimated. Accordingly, Infinity did not record any further expense for the plan during 2009.

During the twelve months ended December 31, 2009 Infinity recognized approximately $0.4 million of expense in the

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Infinity’s Stock Option Plan (“SOP”) was restated on May 20, 2008 to prohibit any future grant of stock options from the plan after that date. No options have been granted since 2004. Options were generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. All of the options under this plan have fully vested. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.

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

Persons who received options incurred no federal income tax liability at the time of grant. Persons exercising nonqualified options recognize taxable income, and Infinity has a tax deduction at the time of exercise to the extent of the difference between market price on the day of exercise and the exercise price. Persons exercising incentive stock options do not recognize taxable income until they sell the underlying common stock. Sales within two years of the date of grant or one year of the date of exercise result in taxable income to the holder and a deduction for Infinity, both measured by the difference between the market price at the time of sale and the exercise price. Sales after such period are treated as capital transactions to the holder, and Infinity receives no deduction. The foregoing is only a summary of the federal income tax rules applicable to options granted under the plan and is not intended to be complete. In addition, this summary does not discuss the effect of the income or other tax laws of any state or foreign country in which a participant may reside.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

There were no options granted during 2009, 2008 or 2007. The weighted-average grant date fair value of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants

Weighted-average grant date fair value	$13.87	$5.97

Dividend yield	0.7%	1.4%

Expected volatility	33.0%	33.0%

Risk-free interest rate	4.3%	4.0%

Expected life	7.5 years	7.5 years

Weighted-average grant exercise price	$33.56	$16.11

Outstanding as of December 31, 2009	123,000	189,840

The following chart describes activity for Infinity’s Stock Option Plan for the twelve-month period ended December 31, 2009:

Options	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2009	338,560	$22.81
Granted	—	—
Exercised	(25,720)	19.83
Forfeited	—	—
Outstanding as of December 31, 2009	312,840	$23.05	3.53	$5.5

Vested or Expected to Vest as of December 31, 2009	312,840	$23.05	3.53	$5.5
Exercisable as of December 31, 2009	312,840	$23.05	3.53	$5.5

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

During 2008 and 2007, $0.4 million and $1.1 million of expense were recorded in the Consolidated Statements of Earnings related to stock options, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled $0.2 million, $0.1 million and $0.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 were $0.5 million, $0.5 million and $2.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was approximately $0.6 million, $0.4 million and $1.7 million, respectively.

The total fair value of stock options that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $0.5 million, $0.8 million and $1.3 million, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8 Benefit Plans

Infinity provides retirement benefits for all eligible employees by matching contributions made on a discretionary basis to participants’ accounts in the Infinity 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $16,500 per year or 25% of the participant’s salary in 2009 and 2010. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,500 for 2009 and 2010. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans.

Infinity retains the right to make a discretionary supplemental contribution to the accounts of plan participants. Infinity made a supplemental contribution for 2007 of 2.5%. Infinity made no supplemental contribution for 2009 or 2008. The matching percentage made by Infinity was 100% of participants’ contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $12,250 in 2009. The plan expense was $3.4 million, $2.5 million and $4.3 million for the twelve-month periods ended December 31, 2009, 2008 and 2007, respectively.

Additionally, Infinity’s Supplemental Retirement Plan is a nonqualified deferred compensation plan that formerly allowed certain highly compensated employees to receive the full discretionary supplemental employer contribution to the extent that such contribution would have exceeded the Internal Revenue Code (“IRC”) §401(a)(17) compensation limit. As of January 1, 2010, this plan allows certain highly compensated employees to defer a portion of his or her salary and bonus in excess of the IRC compensation limit and to receive employer matching contributions (subject to the same limitations as 401(k) deferrals) on these deferrals. The amount contributed by Infinity in 2007 was approximately $74,000. Infinity made no contribution for 2008 or 2009.

Infinity maintains a nonqualified deferred compensation plan for certain highly-compensated employees which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at Infinity’s approximate long-term borrowing rate. The deferred amounts are a general obligation liability of Infinity and amounted to $7.3 million, $5.6 million and $4.9 million at December 31, 2009, 2008 and 2007, respectively. Interest credited by Infinity was approximately $448,000, $370,000 and $250,000 for these same time periods.

Infinity also provides postretirement medical and life insurance benefits to certain eligible retirees. During 2006, Infinity determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Infinity did not reflect the government subsidy provided by the MMA in the calculation of the accumulated postretirement benefit obligation (“APBO”) as of December 31, 2009, 2008 and 2007 other than as reflected in the insured over 65 rates going forward.

In accordance with the Retirement Benefits topic of the FASC, Infinity changed the measurement date for its postretirement benefit plan from September 30 to December 31 for its 2008 financial statements. Infinity elected the “15-month approach” to transition to the December 31 measurement date and recorded an adjustment to retained earnings of approximately $50,000, pre-tax, at the end of 2008.

Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $26,802 ($17,421 net of tax) and unrecognized actuarial gains of $948,121 ($616,279 net of tax). The prior service credit and actuarial gain included in accumulated other comprehensive income expected to be recognized in net periodic postretirement benefit income during the fiscal year-ended December 31, 2010 is $26,802 ($17,421 net of tax) and $79,617 ($51,751 net of tax), respectively.

The unfunded status of the plan of $3,223,303 at December 31, 2009 is recognized in the accompanying statement of financial position as other liability. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Data related to this plan is shown in the following tables (in thousands).

	2009	2008	2007

Net benefit obligation at beginning of year	$3,219	$3,584	$3,866
Service cost	104	132	169
Interest cost	172	179	195
Participant contributions	36	49	50
Change in measurement date	—	17	—
Assumption change	32	(36)	—
Actuarial (gain) loss	(64)	(385)	(409)
Gross benefits paid	(276)	(321)	(287)

Net benefit obligation at end of year	$3,223	$3,219	$3,584

	2009	2008	2007

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.49%	5.54%	5.20%
Health care cost trend on covered charges	12.0% decreasing to 5.0% in 2031	10.0% decreasing to 5.0% in 2031	8.0% decreasing to 5.0% in 2011

The following table discloses the components of net periodic postretirement benefit cost (in thousands):

	2009	2008	2007

Service cost	$104	$132	$169
Interest cost	172	179	195
Amortization of prior service cost	(67)	(67)	(67)
Amortization of net cumulative (gain)/loss	(84)	(32)	—

Net periodic postretirement benefit cost	$126	$212	$297

The following table discloses the effects of a hypothetical one-percentage-point increase and the effect of a hypothetical one-percentage-point decrease in the assumed healthcare trend rate (in thousands):

	2009	2008	2007

A one-percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the postretirement benefit obligations:
1% increase	$254	$258	$283
1% decrease	(229)	(230)	(251)

A one-percentage point hypothetical change in the assumed healthcare cost trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs:

1% increase	$29	$31	$35
1% decrease	(25)	(27)	(30)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	241	272	237
Participant contributions	36	49	50
Gross benefits paid	(276)	(321)	(287)

Fair value of plan assets at end of year	$—	$—	$—

The following table presents the funded status and the amounts recognized in the statement of financial position (in thousands):

	2009	2008	2007

Funded status:
Fair value of plan assets	$—	$—	$—
Benefit obligations	(3,223)	(3,219)	(3,584)

Funded status at end of year	$(3,223)	$(3,219)	$(3,584)

Contributions made after the measurement date	—	—	—
Unrecognized actuarial net (gain) loss	—	—	—
Unrecognized prior service cost	—	—	—

Net amount recognized at end of year	$(3,223)	$(3,219)	$(3,584)

The following table presents the ten year forecast and best estimate of expected contributions (in thousands):

	2009		2008		2007

Expected future benefit payments
2010	$258	2009	$241	2008	$272
2011	266	2010	257	2009	290
2012	269	2011	276	2010	297
2013	276	2012	274	2011	301
2014	272	2013	279	2012	306
2015-2019	1,370	2014-2018	1,391	2013-2017	1,564

Ten Year Total	$2,710		$2,718		$3,030

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9 Restructuring

In October 2006, Infinity announced plans to consolidate certain of its customer service, centralized claims and information technology back-office operations. The objective of the restructuring is to improve service levels and to more consistently and cost effectively manage the operations.

Restructuring costs incurred in 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007	Total
Employee related costs	$2	$331	$(562)	$(229)
Contract termination costs	—	389	1,929	2,318
Other exit costs	—	68	326	394

Total	$2	$788	$1,693	$2,483

Infinity does not expect to incur any additional costs related to the restructuring.

Activity related to accrued restructuring charges as of December 31, 2009 is as follows (in thousands):

	Employee related costs	Contract termination costs	Other exit costs	Total liability
Balance at December 31, 2008	$139	$1,229	$—	$1,368
Incurred before net adjustments	6	—	—	6
Net adjustments	(4)	—	—	(4)

Total incurred	2	—	—	2
Costs paid or settled	(141)	(723)	—	(864)

Balance at December 31, 2009	$—	$505	$—	$505

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 11 Quarterly Operating Results (Unaudited)

While insurance premium are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods of time.

The following are quarterly results of consolidated operations of Infinity for the three years ended December 31, 2009 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

2009
Revenues	$222,233	$226,075	$210,357	$224,759	$883,424
Net earnings	10,823	16,886	8,224	34,662	70,594
Earnings per share:
Basic	$0.77	$1.24	$0.61	$2.57	$5.17
Diluted	0.76	1.22	0.60	2.53	5.09

2008
Revenues	$249,198	$247,858	$233,802	$200,060	$930,918
Net earnings	14,001	12,144	4,369	(11,257)	19,257
Earnings per share:
Basic	$0.87	$0.75	$0.29	$(0.79)	$1.25
Diluted	0.86	0.74	0.28	(0.79)	1.23

2007
Revenues	$274,875	$280,385	$275,874	$267,092	$1,098,226
Net earnings	21,758	14,322	17,063	18,801	71,944
Earnings per share:
Basic	$1.11	$0.74	$0.93	$1.16	$3.91
Diluted	1.10	0.73	0.91	1.14	3.87

Realized gains (losses) on securities amounted to:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

2009	$(6,127)	$170	$(12,113)	$3,246	$(14,824)
2008	(1,381)	(1,784)	(11,623)	(36,590)	(51,378)
2007	1,766	(2,997)	(1,772)	(84)	(3,087)

Note 12 Insurance Reserves

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

For each subset of the business evaluated, each test generates a point estimate based on development factors applied to

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

known paid and incurred claims and claim counts to estimate ultimate paid claims and claim counts. Selections of development factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. Deviations from historical loss development patterns may occur due to changes in items such as claims settlement and payment practices, business mix, coverage limits and deductibles, inflation trends in auto repair and medical costs and legal and regulatory trends affecting claims settlements. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable as a result of changes in settlement practices, so Infinity has more heavily relied on incurred methods.

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance (and grossed up), over the past three years (in thousands):

	2009	2008	2007
Balance at Beginning of Period
Unpaid losses on known claims	$179,530	$225,415	$231,029
IBNR losses	196,891	186,402	167,965
LAE	168,335	206,592	197,035

Total unpaid losses and LAE	544,756	618,409	596,029
Reinsurance recoverables	(20,516)	(28,219)	(27,579)

Unpaid losses and LAE, net of reinsurance recoverables	524,241	590,190	568,450

Current Activity
Loss and LAE incurred:
Current accident year	629,542	677,782	740,769
Prior accident years	(65,382)	(29,372)	(13,485)

Total loss and LAE incurred	564,160	648,410	727,284

Loss and LAE payments:
Current accident year	(351,914)	(391,935)	(430,274)
Prior accident years	(245,087)	(322,424)	(275,270)

Total loss and LAE payments	(597,002)	(714,359)	(705,544)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	491,399	524,241	590,190
Add back reinsurance recoverables	17,715	20,516	28,219

Total unpaid losses and LAE	$509,114	$544,756	$618,409

Unpaid losses on known claims	$164,134	$179,530	$225,415
IBNR losses	193,790	196,891	186,402
LAE	151,191	168,335	206,592

Total unpaid losses and LAE	$509,114	$544,756	$618,409

During calendar year 2009, Infinity experienced $65.4 million of favorable reserve development, primarily from loss and LAE reserves relating to liability coverages in the California, Connecticut and Florida nonstandard programs due to changes in claims adjusting practices beginning in 2006. The company began to recognize the effect of these changes on loss and LAE payment patterns in 2008 as they emerged.

During calendar year 2008, Infinity experienced $29.4 million of favorable reserve development, primarily from LAE reserves relating to liability coverages in the California, Florida and Pennsylvania nonstandard programs due to changes in claims adjusting practices beginning in 2006 for which the effect on LAE payment patterns was not recognized until 2008. In addition, there was favorable development on liability coverages of the Assumed Agency Business.

During calendar year 2007, Infinity experienced $13.5 million of favorable reserve development, primarily from favorable development on prior accident period loss reserves as well as a reduction in LAE estimates on bodily injury coverages in both California and Florida.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 Reinsurance

The following table shows written and earned premium included in income for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded (in thousands).

Year	Direct Premium Written	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net

2009	$848,690	$121	$(4,943)	$843,869	0.0%
2008	896,098	801	(4,809)	892,090	0.1%
2007	1,016,040	3,078	(4,856)	1,014,262	0.3%

Year	Direct Premium Earned	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net

2009	$852,856	$313	$(4,779)	$848,391	0.0%
2008	926,172	1,539	(5,260)	922,451	0.2%
2007	1,033,541	5,313	(7,290)	1,031,564	0.5%

Ceded Reinsurance

Assumed business consists of two components:

(i) The Assumed Agency Business and, to a lesser extent, business assumed from other unaffiliated insurance companies; and

(ii) Business assumed from involuntary pools and associations.

For the twelve months ended December 31, 2009, 2008 and 2007, the Company assumed $0.1 million, $0.8 million and $3.1 million of written premium, respectively, from GAI for the Assumed Agency Business under a reinsurance agreement effective January 1, 2003 as explained in more detail in Note 1 of the Consolidated Financial Statements. Also, at December 31, 2009, 2008 and 2007, the Company assumed $13.9 million, $30.1 million and $49.7 million, respectively, of total unpaid losses and LAE, respectively, from GAI.

At December 31, 2009, 2008 and 2007, the Company assumed $8.7 million, $10.4 million and $15.3 million, respectively, of assumed unpaid losses and LAE as part of fronting arrangements under which Infinity utilized these companies’ insurance licenses to write business while assuming substantially all of that business back from these carriers.

Although the business was issued on GAI’s and these other unaffiliated companies’ policies, Infinity manages the claims adjusting and loss reserving for this business.

During the twelve months ended December 31, 2009, 2008 and 2007, Infinity assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.

Ceded Reinsurance

Infinity uses excess of loss, catastrophe and extra-contractual reinsurance to mitigate the financial impact of large or catastrophic losses. During 2009, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity’s extra-contractual reinsurance agreement provides protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss. Infinity also uses reinsurance to mitigate losses on its Classic Collector business.

Since 2005, personal auto losses up to $900,000 for claims exceeding $100,000 per occurrence per coverage were covered under the personal auto excess of loss reinsurance treaty. Infinity discontinued this personal auto excess of loss reinsurance as of April 15, 2008 because of the expected increase in its cost and the lack of perceived need for the coverage in the future. Premium ceded under this reinsurance agreement for the twelve months ended December 31, 2007 was $1.4 million, or 14.0% of the bodily injury premium written on higher limit policies. Infinity has averaged approximately $2.1 million of losses covered per year under this agreement since 2004.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Ceded reinsurance for all programs reduced Infinity’s incurred losses and LAE by $2.1 million, $(0.4) million and $5.9 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

Note 14 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis were as follows (in thousands):

Net Earnings			Policyholders’ Surplus
2009	2008	2007	2009	2008

$105,733	$38,007	$83,875	$472,211	$430,915

For the twelve-month periods ended December 31, 2009, 2008 and 2007, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, deferred taxes and holding company expenses, including interest.

The increase in net earnings from 2008 to 2009 is primarily due to a $36.0 million increase in favorable development on prior accident years and a $42.0 million decrease in other-than-temporary impairments charges in income.

The decrease in net earnings from 2007 to 2008 is primarily due to a $50.7 million increase in realized losses on investments which resulted from a substantial increase in other-than-temporary impairments charges recorded during 2008.

The increase in policyholders’ surplus in 2009 compared to 2008 is primarily due to an increase in statutory net earnings.

Note 15 Legal Proceedings

Infinity’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by Infinity in establishing loss and LAE reserves.

Infinity also faces in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. Infinity continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted by establishing a reserve captured within the Company’s balance sheet line-items “Unpaid losses and LAE” for bad faith claims and “Accounts payable, accrued expenses, and other liabilities” for class action lawsuits. Amounts incurred are recorded on the income statement within “Losses and LAE” for bad faith claims and “Other expenses” for class action lawsuits.

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

Following is a discussion of the Company’s potentially significant pending cases at December 31, 2009:

•

Dave Munn v. Eastwood Insurance Services, et al., was filed in November 2005 in the Superior Court for the City and County of San Francisco and subsequently transferred to the Superior Court of the State of California, County of Orange, Civil Complex Center. In this action, the plaintiff alleges violations of provisions of the California Business & Professions Code. The case involves a dispute over the legality of broker fees charged by Eastwood

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiff alleges that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, Eastwood should not have charged broker fees. Plaintiff seeks from Eastwood restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies. Plaintiff had sought injunctive relief from Infinity to prohibit Infinity from conducting business with Eastwood as a broker. The Superior Court issued an order, on plaintiff’s motion, dismissing Infinity as a named defendant to the suit. Eastwood initiated a cross-claim against Infinity seeking contribution and indemnification of any amounts that it was determined to owe plaintiff. Eastwood has dismissed, without prejudice to refile, its claims for contribution and indemnification against Infinity. On July 15, 2009, the Superior Court entered summary judgment in favor of Eastwood on each of the plaintiff’s claims. On September 10, 2009, the plaintiff filed a notice of appeal of the Superior Court’s summary judgment ruling. If the Superior Court’s summary judgment ruling is not reversed on appeal, then Eastwood’s claims against the Company for contribution and indemnification would be moot.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16 Commitments and Contingencies

Commitments

Minimum rental commitments under noncancelable operating leases with an initial or remaining term of more than one year as of December 31, 2009 were as follows (in thousands):

Due in	Operating Leases

2010	$18,405
2011	10,351
2012	9,008
2013	7,512
2014	6,544
Thereafter	11,753

Total	$63,573

As of December 31, 2009, the total minimum rental payments to be received in the future under non-cancelable subleases were approximately $2.7 million.

In December 2006, Infinity entered into an eleven year operating lease for a call center facility in Birmingham, Alabama. This lease provides Infinity the right and option to purchase the property for $16.9 million in July 2011. This option expires on October 1, 2010. Infinity has made an offer to purchase the building for $16.1 million in advance of the July 2011 date. This offer has been accepted but is contingent upon due diligence by Infinity and the successful execution of the sales contract. Infinity intends to use current funds to complete the purchase. During 2007, Infinity made $6.3 million of leasehold improvements to this property, which are being amortized over five years. These improvements will be written off upon completion of the purchase.

Lease expense incurred by the Company during the last three years is as follows (in thousands):

Operating Leases Expense

2009	$18,548
2008	19,405
2007	19,592

Contingencies

The Company, based on the criteria established by the Contingencies topic of the FASC, has the following loss contingencies for which it accrues in its financial statements:

• Other-than-temporary impairments on investments	Note 3

• Restructuring	Note 9

• Insurance reserves	Note 12

• Legal proceedings	Note 15

• Allowances for uncollectible accounts	Note 17

For each item listed above, please refer to the notes referenced for additional discussion.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 Additional Information

Allowances for Uncollectible Accounts

Agents’ balances and premium receivable included in the balance sheet are shown net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2009	2008	2007
Beginning balance	$11,652	$15,447	$15,517
Provision for losses	10,610	13,626	21,824
Uncollectible amounts written off	(11,409)	(17,421)	(21,894)

Ending balance	$10,853	$11,652	$15,447

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity’s insurance subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2010 from Infinity’s insurance subsidiaries without seeking regulatory clearance is approximately $107.0 million. Additional amounts of dividends, loans and advances require regulatory approval. The majority of dividends paid by Infinity’s insurance companies to Infinity prior to December 21, 2010 will require an extraordinary dividend as those dividends, together with other distributions made within the preceding twelve months, will exceed the ordinary dividend capacity.

Negative Cash Book Balances

Negative cash book balances, included in the line item “Other Liabilities” in the Consolidated Balance Sheets, were $22.1 million, $18.3 million and $35.7 million, respectively, at December 31, 2009, 2008 and 2007.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15

Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules:

A.	Selected Quarterly Financial Data is included in Note 11 to the Consolidated Financial Statements.

B.	Schedules filed herewith as of December 31, 2009:

		Page
I	- Summary of Investments (See Note 3)	64
II	- Condensed Financial Information of Registrant	90
III	- Supplementary Insurance Information	Not required
IV	- Reinsurance (See Note 13)	84
V	- Valuation and Qualifying Accounts (see Note 17)	88
VI	- Supplemental Information Concerning Property-Casualty Insurance Operations.	92

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION—PARENT ONLY

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In thousands)

	December 31,
	2009	2008
Assets:
Investment in subsidiaries	$620,962	$581,902
Fixed maturities, at market (amortized cost: $151,932 and $90,409)	153,324	89,067
Cash and cash equivalents	30,955	48,315
Other assets	13,492	11,680

Total assets	$818,732	$730,964

Liabilities and Shareholders’ Equity:
Long-term debt	$194,651	$199,567
Other liabilities	5,574	5,602
Payable to affiliates	347	464
Shareholders’ equity	618,160	525,331

Total liabilities and shareholders’ equity	$818,732	$730,964

Condensed Statements of Earnings

(In thousands)

	Twelve months ended December 31,
	2009	2008	% Change	2007	% Change
Income:
Income in equity of subsidiaries	$80,216	$27,306	193.8%	$78,943	(65.4)%
Net investment income	3,859	6,238	(38.1)%	9,498	(34.3)%
Realized gain (loss) on investments	(851)	257	(431.1)%	(910)	(128.2)%

Total income	$83,224	$33,801	146.2%	$87,531	(61.4)%

Costs and Expenses:
Interest expense	11,055	11,071	(0.1)%	11,067	—
Corporate general and administrative expenses	6,713	6,958	(3.5)%	7,843	(11.3)%
Loss on repurchase of debt	11	—	—	—	—
Other expense	—	239	(100.0)%	—	—

Total expenses	$17,779	$18,268	(2.7)%	$18,910	(3.4)%

Earnings before income taxes	65,445	15,533	321.3%	68,621	(77.4)%
Provision for income taxes	(5,149)	(3,724)	38.3%	(3,323)	12.1%

Net earnings	$70,594	$19,257	266.6%	$71,944	(73.2)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION—PARENT ONLY

Condensed Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2009	2008	2007
Operating Activities
Net income	$70,594	$19,257	$71,944
Equity in consolidated subsidiaries	(80,216)	(27,306)	(78,943)
Loss on repurchase of debt	11	—	—
Other	(485)	4,067	5,120

Net cash used in operating activities	$(10,096)	$(3,982)	$(1,879)

Investing Activities
Purchase of fixed maturity investments	$(110,047)	$(92,361)	$(169,982)
Maturities and redemptions of fixed maturity investments	21,343	7,479	49,416
Sale of fixed maturities	27,960	141,818	159,835
Dividends received from subsidiary	90,000	70,000	85,000
Capital contributed to subsidiaries	(819)	(2,133)	(862)

Net cash provided by investing activities	$28,436	$124,803	$123,407

Financing Activities
Proceeds from stock option exercise and employee stock purchase plan	$887	$809	$2,848
Accelerated share repurchase plan settlement payment	—	(768)	—
Acquisition of treasury stock	(25,026)	(87,397)	(144,881)
Repurchase of debt	(4,975)	—	—
Dividends paid to shareholders	(6,585)	(6,811)	(6,707)

Net cash used in financing activities	$(35,699)	$(94,167)	$(148,740)

Net decrease (increase) in cash and cash equivalents	$(17,359)	$26,653	$(27,212)

Cash and cash equivalents at beginning of period	48,315	21,662	48,874

Cash and cash equivalents at end of period	$30,955	$48,315	$21,662

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2009

(IN THOUSANDS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2009	$68,839	$509,114	—	$376,068	$848,391	$49,418	$629,542	$(65,382)	$70,101	$116,367	$597,002	$843,869
2008	70,101	544,756	—	380,425	922,451	57,950	677,782	(29,372)	75,774	129,272	714,359	892,090
2007	75,774	618,409	—	411,237	1,031,564	67,387	740,769	(13,485)	76,836	160,645	705,544	1,014,262

(a)	Gross of reinsurance recoverables of $17,715, $20,516 and $28,219 at December 31, 2009, 2008 and 2007, respectively.
(b)	Gross of prepaid reinsurance premium of $1,536, $1,661 and $1,823 at December 31, 2009, 2008 and 2007, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed: February 26, 2010

Infinity Property and Casualty Corporation

By:	/S/ JAMES R. GOBER
James R. Gober Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER	Chairman of the Board of Directors,	February 26, 2010
James R. Gober	Chief Executive Officer, and President (principal executive officer)

/S/ SAMUEL J. SIMON	Executive Vice President, General Counsel,	February 26, 2010
Samuel J. Simon	Secretary, and Director

/S/ ROGER SMITH	Executive Vice President, Chief Financial	February 26, 2010
Roger Smith	Officer, Treasurer and Director (principal financial and accounting officer )

/S/ WILLIAM S. STARNES	Director*	February 26, 2010
William S. Starnes

/S/ JORGE G. CASTRO	Director*	February 26, 2010
Jorge G. Castro

/S/ HAROLD E. LAYMAN	Director	February 26, 2010
Harold E. Layman

/S/ DRAYTON NABERS, JR.	Director	February 26, 2010
Drayton Nabers, Jr.

/S/ GREGORY C. THOMAS	Director*	February 26, 2010
Gregory C. Thomas

/S/ SAMUEL J. WEINHOFF	Director*	February 26, 2010
Samuel J. Weinhoff

/S/ MARIA TERESA ALVAREZ CANIDA	Director	February 26, 2010
Maria Teresa Alvarez Canida

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

4.1	Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)

Material Contracts:

10.1	Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)

10.2	Side Letter Agreement to amend Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on February 1, 2007)

10.3	Non-Employee Directors’ Stock Ownership Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 12, 2005)	(*)

10.4	Lease between Colonial Properties and Infinity, dated August 26, 2003 for Colonnade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.5	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.6	Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on May 21, 2008)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS—CONTINUED

Number	Exhibit Description

10.7	Amended and Restated Credit Agreement, dated August 31, 2008 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 4, 2008)

10.8	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form S-8 filed on July 28, 2004)	(	*)

10.9	Deferred Compensation Plan as amended and restated effective February 9, 2010	(	*)

10.10	Supplemental Retirement Plan as amended and restated effective January 1, 2010	(	*)

10.11	Amended 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 3, 2007)	(	*)

10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 3, 2007)	(	*)

10.13	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on August 3, 2007)	(	*)

10.14	Amendment No. 1 to the Employment Agreement for Mr. Gober (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on May 21, 2009)

10.15	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on August 3, 2007)	(	*)

10.16	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on August 3, 2007)	(	*)

10.17	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.7 to Infinity’s Form 8-K filed on August 3, 2007)	(	*)

10.18	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.6 to Infinity’s Form 8-K filed on August 3, 2007)	(	*)

10.19	2006 Annual Executive Bonus Plan (incorporated by reference to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 28, 2006)	(	*)

10.20	Amended and Restated 2008 Performance Share Plan (incorporated by reference to Exhibit 10.2 to Infinity’s 8-K filed on May 21, 2008)	(	*)

10.21	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Exhibit 10.2 to Infinity’s 8-K filed on May 21, 2008)	(	*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*)	Management Contract or Compensatory Plan or Arrangement.