Form 10-Q
period 2010-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2010-05-07
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

3700 Colonnade Parkway, Suite 600, Birmingham, Alabama 35243

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

As of April 30, 2010, there were 13,225,159 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31
	2010	2009	% Change
Revenues:
Earned premium	$212,066	$214,667	(1.2)%

Net investment income	11,295	13,644	(17.2)%

Realized losses on investments*	(455)	(6,127)	(92.6)%
Other income	23	48	(52.1)%

Total revenues	222,929	222,233	0.3%

Costs and Expenses:
Losses and loss adjustment expenses	146,643	151,269	(3.1)%

Commissions and other underwriting expenses	48,154	47,100	2.2%

Interest expense	2,700	2,768	(2.5)%

Corporate general and administrative expenses	1,872	1,671	12.0%

Restructuring charges	0	10	(100.0)%
Other expenses	732	628	16.6%

Total costs and expenses	200,101	203,446	(1.6)%

Earnings before income taxes	22,828	18,787	21.5%

Provision for income taxes	7,206	7,964	(9.5)%

Net Earnings	$15,621	$10,823	44.3%

Earnings per Common Share:
Basic	$1.17	$0.77	51.9%

Diluted	1.15	0.76	51.3%

Average number of Common Shares:
Basic	13,319	13,976	(4.7)%

Diluted	13,620	14,185	(4.0)%

Cash dividends per Common Share	$0.14	$0.12	16.7%

* Realized gains before impairment losses	$1,078	$1,389	(22.4)%

Total other-than-temporary impairment (OTTI) losses	(99)	(7,516)	(98.7)%
OTTI losses reclassed from other comprehensive income	(1,434)	0	0.0%

Net impairment losses recognized in earnings	(1,533)	(7,516)	(79.6)%

Total realized losses on investments	$(455)	$(6,127)	(92.6)%

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,155,517 and $1,125,776)	$1,182,586	$1,146,692
Equity securities - at fair value (cost $31,331 and $31,331)	41,691	39,438

Total investments	1,224,277	1,186,131
Cash and cash equivalents	57,589	99,700
Accrued investment income	12,219	11,237
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $10,133 and $10,853	330,384	295,691
Property, plant and equipment, net of accumulated depreciation of $44,772 and $42,092	27,351	27,916
Prepaid reinsurance premium	1,861	1,536
Recoverables from reinsurers (includes $479 and $316 on paid losses and loss adjustment expenses)	19,214	18,031
Deferred policy acquisition costs	75,757	68,839
Current and deferred income taxes	5,670	10,258
Receivable for securities sold	525	0
Other assets	9,664	9,057
Goodwill	75,275	75,275

Total assets	$1,839,786	$1,803,671

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$505,225	$509,114
Unearned premium	419,258	376,068
Payable to reinsurers	0	58
Long-term debt (fair value $192,740 and $192,309)	194,670	194,651
Commissions payable	19,937	18,012
Payable for securities purchased	5,909	17,576
Other liabilities	66,526	70,032

Total liabilities	1,211,526	1,185,511

Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value 50,000,000 shares authorized 21,110,026 and 21,082,139 shares issued	21,108	21,064
Additional paid-in capital	345,296	344,031
Retained earnings	554,925	541,167
Accumulated other comprehensive income, net of tax	24,945	19,500
Treasury stock, at cost (7,836,662 and 7,584,762 shares)	(318,014)	(307,602)

Total shareholders’ equity	628,260	618,160

Total liabilities and shareholders’ equity	$1,839,786	$1,803,671

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$10,823	$—	$—	$10,823
Net change in postretirement benefit liability	—	—	—	(24)	—	(24)
Change in unrealized gain on investments	—	—	—	5,225	—	5,225

Comprehensive income						$16,024
Dividends paid to common shareholders	—	—	(1,687)	—	—	(1,687)
Shares issued and share-based compensation expense	10	364	—	—	—	374
Acquisition of treasury stock	—	—	—	—	(10,403)	(10,403)

Balance at March 31, 2009	$21,009	$342,254	$448,186	$11,187	$(292,998)	$529,638

Net earnings	$—	$—	$59,771	$—	$—	$59,771
Net change in postretirement benefit liability	—	—	—	(53)	—	(53)
Change in unrealized gain on investments	—	—	—	16,300	—	16,300
Change in non-credit component of impairment losses on fixed maturities	—	—	—	16,834	—	16,834

Comprehensive income						$92,852
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	0
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(4,898)	—	—	(4,898)
Shares issued and share-based compensation expense	55	1,778	—	—	—	1,833
Acquisition of treasury stock	—	—	—	—	(14,605)	(14,605)

Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160

Net earnings	$—	$—	$15,621	$—	$—	$15,621
Net change in postretirement benefit liability	—	—	—	(17)	—	(17)
Change in unrealized gain on investments	—	—	—	3,702	—	3,702
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,761	—	1,761

Comprehensive income						$21,067
Dividends paid to common shareholders	—	—	(1,864)	—	—	(1,864)
Shares issued and share-based compensation expense	45	1,264	—	—	—	1,309
Acquisition of treasury stock	—	—	—	—	(10,412)	(10,412)

Balance at March 31, 2010	$21,108	$345,296	$554,925	$24,945	$(318,014)	$628,260

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net earnings	$15,621	$10,823
Adjustments:
Depreciation and amortization	4,255	1,748
Net realized losses on investing activities	455	6,127
Share-based compensation expense	672	318
(Increase) decrease in accrued investment income	(982)	496
Increase in agents’ balances and premium receivable	(34,693)	(12,874)
(Increase) decrease in reinsurance receivables	(1,508)	3,192
Increase in deferred policy acquisition costs	(6,918)	(3,277)
Decrease in other assets	1,040	10,814

Increase in insurance claims and reserves	39,301	3,752
Decrease in payable to reinsurers	(58)	(675)
(Decrease) increase in other liabilities	(1,581)	15,129

Net cash provided by operating activities	15,605	35,572

Investing activities:
Purchases of and additional investments in:
Fixed maturities	(95,514)	(126,973)
Equity securities	0	(117)
Property and equipment	(2,115)	(1,437)
Maturities and redemptions of fixed maturity investments	39,752	31,519
Sales of fixed maturity investments	11,717	75,007

Net cash used in investing activities	(46,161)	(22,001)

Financing activities:
Proceeds from stock option exercise and employee stock purchase plan, including tax benefit	637	57
Acquisition of treasury stock	(10,328)	(10,032)
Dividends paid to shareholders	(1,864)	(1,687)

Net cash used in financing activities	(11,555)	(11,662)

Net (decrease) increase in cash and cash equivalents	(42,111)	1,910
Cash and cash equivalents at beginning of period	99,700	127,568

Cash and cash equivalents at end of period	$57,589	$129,478

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

INDEX TO NOTES

1. Reporting and Accounting Policies	7. Income Taxes

2. Share-Based Compensation	8. Additional Information

3. Computation of Earnings Per Share	9. Insurance Reserves

4. Fair Value	10. Commitments and Contingencies

5. Investments

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

Basis of Consolidation and Reporting

The accompanying consolidated financial statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

In the first quarter of 2010, management determined that the percentage of salaries deferrable as deferred acquisition costs had been incorrectly calculated in prior years resulting in an overstatement of the asset. As a result, the Company recorded a pre-tax charge of $1.3 million in its Consolidated Statement of Earnings to correct the deferred acquisition cost balance. Infinity concluded that this error was not material to any prior periods.

Infinity has evaluated events that occurred subsequent to March 31, 2010 for recognition or disclosure in the Company’s financial statements and the notes to the financial statements.

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

New Accounting Standards Adopted

In January 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Number 2010-06. This update requires new disclosures regarding fair value measurements and clarifies existing fair value disclosures. Infinity adopted the provisions of this update for all periods ending after December 15, 2009. The disclosures required by this update can be found in Note 4 of the Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through March 31, 2010. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Amended 2002 Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During each of the three month periods ended March 31, 2010 and 2009, $0.2 million of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-Employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-Employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 29,630 shares have been issued through March 31, 2010. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant. On June 1, 2009, a total of 9,583 shares of common stock, determined pursuant to the Directors’ Plan and valued at $350,000, were issued to Infinity’s non-employee directors.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP is 1,000,000, of which 38,885 have been issued through March 31, 2010. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% market discount for shares purchased during the three-month periods ended March 31, 2010 and 2009 approximated $8,000 and $9,000, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Performance Share Plan

On May 20, 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to further align the interest of management with the long-term shareholders of the company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period (a “Performance Measurement Cycle”), (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. No shares have been issued under this plan. During the first three months of 2010 and 2009, approximately $0.5 million and $0.2 million of expense, respectively, was recognized in the Consolidated Statements of Earnings for the Performance Share Plan.

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

The weighted-average grant date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of March 31, 2010	116,050	169,340

The following chart describes activity for Infinity’s Stock Option Plan for the three months ended March 31, 2010:

	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2009	312,840	$23.05
Granted	0	0
Exercised	(26,450)	$19.95
Forfeited	(1,000)	$33.58

Outstanding at March 31, 2010	285,390	$23.30	3.29	$6.3

Vested as of March 31, 2010	285,390	$23.30	3.29	$6.3
Exercisable as of March 31, 2010	285,390	$23.30	3.29	$6.3

(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

The Stock Compensation topic of the FASB Accounting Standards codification requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of March 31, 2010, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the three months ended March 31, 2010 was approximately $0.5 million. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements was approximately $0.1 million for the three months ended March 31, 2010. The total intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $0.7 million. There were no options exercised in the three months ended March 31, 2009. The total fair value of stock options which vested during the three months ended March 31, 2009 was less than $0.5 million. All stock options were completely vested at March 31, 2009. Infinity has a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 3 Computation of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended March 31,
	2010	2009
Net earnings for basic and diluted earnings per share	$15,621	$10,823
Average basic shares outstanding	13,319	13,976

Basic earnings per share	$1.17	$0.77

Average basic shares outstanding	13,319	13,976
Restricted stock not yet vested	72	72
Dilutive effect of assumed option exercises	136	138
Dilutive effect of Performance Share Plan	93	0

Average diluted shares outstanding	13,620	14,185

Diluted earnings per share	$1.15	$0.76

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

The following table presents for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,589	$0	$0	$57,589
Fixed maturity securities:
U.S. government	215,969	0	0	215,969
Government-sponsored entities	0	40,510	4,062	44,572
State and municipal	0	349,898	0	349,898
Mortgage-backed securities:
Residential	0	175,032	0	175,032
Commercial	0	43,437	0	43,437

Total mortgage-backed securities	$0	$218,469	$0	$218,469
Collateralized mortgage obligations	0	60,191	1,831	62,023
Asset-backed securities	0	22,772	645	23,417
Corporates	0	255,208	13,031	268,238

Total fixed maturities	$215,969	$947,048	$19,568	$1,182,586
Equity securities	41,691	1	0	41,691

Total	$315,249	$947,049	$19,568	$1,281,866

Percentage of total	24.6%	73.9%	1.5%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Level 1 includes cash and cash equivalents, U.S. Treasury securities and an exchange-traded fund. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization. Transfers between levels are recognized at the end of the reporting period.

The fair value of securities in Level 2 is provided by a third-party, nationally recognized pricing service. Infinity attempts to validate market prices obtained from third parties through periodic review of model pricing methodologies and periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date.

The following table presents the changes in the Level 3 fair value category at March 31, 2010 (in thousands):

	For the three months ended March 31, 2010
	Government- sponsored entities	State and municipal	Mortgage- backed securities	Collateralized mortgage obligations	Asset- backed securities	Corporates	Total
Balance at beginning of period	$4,392	$3,810	$6,169	$8,888	$576	$13,469	$37,302
Total gains or losses (realized or unrealized)
Included in net earnings	0	0	0	(7)	0	(1,497)	(1,504)
Included in other comprehensive income	(53)	0	0	58	0	1,277	1,282
Purchases	0	0	0	0	645	611	1,256
Sales	0	0	0	0	0	(215)	(215)
Settlements	(277)	0	0	(240)	0	(614)	(1,131)
Transfers in	0	0	0	0	0	0	0
Transfers out	0	(3,810)	(6,169)	(6,867)	(576)	0	(17,422)

Balance at end of period	$4,062	$0	$0	$1,831	$645	$13,031	$19,568

Of the $19.6 million fair value of securities in Level 3, which consists of 17 securities, 14 are priced based on non-binding broker quotes or prices from various outside sources. When there are multiple prices obtained for the same security, a hierarchy is used that determines the best price, which is used as the basis for the fair value presented in the financial statements. The remaining three securities, which have a fair value of $3.3 million, are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at March 31, 2010 and the average spreads to Treasury for the type and rating of the security being priced.

Approximately $17.4 million of securities in Level 3 at the beginning of the quarter were transferred to Level 2 at March 31, 2010 because a price for those securities was obtained from a third-party, nationally recognized pricing service. No securities were transferred in to Level 3 during the quarter.

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings. The gains or losses included in other comprehensive income are recognized in the line item change in unrealized gain on investments, net of tax or the line item change in non-credit component of impairment losses on fixed maturities, net of tax on the Consolidated Statements of Changes in Shareholders’ Equity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of Infinity’s financial instruments (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$57,589	$57,589	$99,700	$99,700
Available-for-sale securities
Fixed maturities	1,182,586	1,182,586	1,146,692	1,146,692
Equity securities	41,691	41,691	39,438	39,438

Total cash and investments	$1,281,866	$1,281,866	$1,285,831	$1,285,831

Liabilities:
Long-term debt	$194,670	$192,740	$194,651	$192,309

See Note 5 of the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

All fixed maturity and equity securities are considered available-for-sale and reported at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2010 were $11.7 million. Proceeds from sales of securities for the three months ended March 31, 2009 were $75.0 million.

Summarized information for the major categories of Infinity’s investment portfolio follows (in thousands):

	March 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$212,261	$4,199	$(491)	$0	$215,969
Government-sponsored entities	43,786	788	(3)	0	44,572
State and municipal	342,407	8,875	(1,385)	0	349,898
Mortgage-backed securities:
Residential	170,613	4,455	(35)	0	175,032
Commercial	42,441	1,014	(17)	0	43,437

Total mortgage-backed securities	$213,053	$5,468	$(52)	$0	$218,469
Collateralized mortgage obligations	61,637	997	(330)	(281)	62,023
Asset-backed securities	23,449	87	(116)	(2)	23,417
Corporates	258,924	9,824	(156)	(354)	268,238

Total fixed maturities	$1,155,517	$30,239	$(2,534)	$(637)	$1,182,586
Equity securities	31,331	10,361	0	0	41,691

Total	$1,186,848	$40,600	$(2,534)	$(637)	$1,224,277

	December 31, 2009
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$187,915	$4,063	$(717)	$0	$191,261
Government-sponsored entities	56,344	790	(118)	0	57,015
State and municipal	342,696	9,020	(1,640)	0	350,076
Mortgage-backed securities:
Residential	149,354	3,549	(36)	0	152,867
Commercial	53,338	637	(49)	0	53,926

Total mortgage-backed securities	$202,692	$4,186	$(85)	$0	$206,793
Collateralized mortgage obligations	65,249	619	(387)	(901)	64,580
Asset-backed securities	6,760	41	(71)	(5)	6,726
Corporates	264,120	8,190	(696)	(1,374)	270,241

Total fixed maturities	$1,125,776	$26,909	$(3,714)	$(2,279)	$1,146,692
Equity securities	31,331	8,108	0	0	39,438

Total	$1,157,107	$35,017	$(3,714)	$(2,279)	$1,186,131

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
March 31, 2010
Fixed maturities:
U.S. government	11	$46,746	$(491)	1.0%	0	$0	$0	0.0%
Government-sponsored entities	1	897	(3)	0.3%	0	0	0	0.0%
State and municipal	44	109,928	(1,385)	1.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	5	23,947	(35)	0.1%	0	0	0	0.0%
Commercial	5	3,979	(17)	0.4%	0	0	0	0.0%

Total mortgage-backed securities	10	$27,925	$(52)	0.2%	0	$0	$0	0.0%
Collateralized mortgage obligations	1	1,517	(36)	2.3%	5	7,545	(576)	7.1%
Asset-backed securities	6	20,644	(52)	0.3%	2	438	(67)	13.2%
Corporate	14	19,505	(151)	0.8%	16	6,405	(358)	5.3%

Total fixed maturities	87	$227,163	$(2,170)	0.9%	23	$14,388	$(1,001)	6.5%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	87	$227,163	$(2,170)	0.9%	23	$14,388	$(1,001)	6.5%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
December 31, 2009
Fixed maturities:
U.S. government	11	$46,288	$(717)	1.5%	0	$0	$0	0.0%
Government-sponsored entities	2	23,440	(118)	0.5%	0	0	0	0.0%
State and municipal	39	98,053	(1,640)	1.6%	0	0	0	0.0%
Mortgage-backed securities:
Residential	5	26,305	(36)	0.1%	0	0	0	0.0%
Commercial	8	11,742	(49)	0.4%	0	0	0	0.0%

Total mortgage-backed securities	13	$38,047	$(85)	0.2%	0	$0	$0	0.0%
Collateralized mortgage obligations	5	17,916	(131)	0.7%	7	14,133	(1,157)	7.6%
Asset-backed securities	1	576	(1)	0.2%	3	536	(75)	12.2%
Corporate	32	57,203	(768)	1.3%	18	8,117	(1,301)	13.8%

Total fixed maturities	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Gross unrealized losses at March 31, 2010 are primarily attributable to the following:

•

Unrealized losses in collateralized mortgage obligations, particularly in non-GSE Whole Loan securities which have declined in value due to widening credit spreads-to-Treasury securities for non-GSE collateralized mortgage obligations;

•	unrealized losses on municipal bonds, which have also declined in value due to widening credit spreads-to-Treasury securities;

•	unrealized losses on government securities and

•	unrealized losses on non-investment grade corporate bonds.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	the length of time the security’s market value has been below its cost;

•	the extent to which fair value is less than cost basis;

•	the intent to sell the security;

•	whether it is more likely than not that there will be a requirement to sell the security before its anticipated recovery;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists and

•	third-party research and credit rating reports.

Management regularly evaluates for potential impairment each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

	March 31, 2010	December 31, 2009
Number of positions held with unrealized:
Gains	455	413
Losses	110	131

Number of positions held that individually exceed unrealized:
Gains of $500,000	5	4
Losses of $500,000	0	1

Percentage of positions held with unrealized:
Gains that were investment grade	75%	76%
Losses that were investment grade	79%	78%

Percentage of fair value held with unrealized:
Gains that were investment grade	94%	94%
Losses that were investment grade	96%	95%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at March 31, 2010 (in thousands):

Age of unrealized loss:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater than 10%*

Less than or equal to:
Three months	191,564	(1,314)	(1,314)	0	0
Six months	27,840	(483)	(483)	0	0
Nine months	0	0	0	0	0
Twelve months	8,707	(552)	(372)	0	(180)
Greater than twelve months	13,440	(821)	(146)	(107)	(569)

Total	241,551	(3,171)	(2,315)	(107)	(748)

*	As a percentage of amortized cost or cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Three months ended March 31, 2010
Unrealized holding gains (losses) on securities arising during the period	$5,697	$2,253	$(2,782)	$5,167
Realized (gains) losses on securities sold	(1,078)	0	377	(701)
Impairment loss recognized in earnings	1,533	0	(537)	997

Change in unrealized gains (losses) on marketable securities, net	$6,152	$2,253	$(2,942)	$5,463

Three months ended March 31, 2009
Unrealized holding gains (losses) on securities arising during the period	$7,487	$(3,623)	$(2,620)	$1,243
Realized (gains) losses on securities sold	(1,389)	0	486	(903)
Impairment loss recognized in earnings	7,516	0	(2,631)	4,885

Change in unrealized gains (losses) on marketable securities, net	$13,613	$(3,623)	$(4,765)	$5,225

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities for which a portion was recognized in other accumulated other comprehensive income (in thousands):

Balance at December 31, 2009	$3,136

Additional credit impairments on:
Previously impaired securities	1,428
Securities without prior impairments	7
Reductions for securities sold and paydowns	(1,041)

Balance at March 31, 2010	$3,529

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2010, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Market Value				Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities

One year or less	$74,568	$59	$324	$74,951	$73,388
After one year through five years	388,534	56,099	4,842	449,475	436,366
After five years through ten years	174,770	91,128	0	265,899	260,640
After ten years	52,157	36,195	0	88,352	86,984
MBS, CMO and ABS	245,840	58,069	0	303,909	298,139

	$935,869	$241,551	$5,165	$1,182,586	$1,155,517

Note 6 Long-term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. During 2009, Infinity repurchased $5.0 million of its debt, bringing the outstanding principle to $195.0 million. The March 31, 2010 fair value of $192.7 million was calculated using a 201 basis point spread to the ten-year U.S. Treasury Note of 3.828%.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At March 31, 2010, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Income Taxes

Income tax expense for the three months ended March 31, 2010 was $7.2 million compared to $8.0 million for the same period of 2009. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended March 31,
	2010	2009
Earnings before income taxes	$22,828	$18,787

Income taxes at statutory rates	7,990	6,575
Effect of:
Dividends-received deduction	(34)	(40)
Tax-exempt interest	(882)	(597)
Adjustment to valuation allowance	112	2,034
Other	21	(8)

Provision for income taxes as shown on the Consolidated Statements of Earnings	$7,206	$7,964

GAAP effective tax rate	31.6%	42.4%

Infinity increased its tax valuation allowance by approximately $0.1 million and $2.0 million in the first quarter of 2010 and 2009, respectively, primarily due to an increase in the reserve for other-than-temporary impaired securities in both periods.

Note 8 Additional Information

Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for stock-based compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31,
	2010	2009
Income tax payments	$5,500	$200
Interest payments on debt	5,363	5,500

Negative Cash Book Balances

Negative cash book balances, included in the line item “Other Liabilities” in the Consolidated Balance Sheets, were $21.4 million and $22.1 million, respectively, at March 31, 2010 and December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2010	2009
Balance at Beginning of Period
Unpaid losses on known claims	$164,134	$179,530
IBNR losses	193,790	196,891
LAE	151,191	168,335

Total unpaid losses and LAE	509,114	544,756
Reinsurance recoverables	(17,715)	(20,516)

Unpaid losses and LAE, net of reinsurance recoverables	491,399	524,241

Current Activity
Loss and LAE incurred:
Current accident year	163,332	161,040
Prior accident years	(16,689)	(9,771)

Total loss and LAE incurred	146,643	151,269

Loss and LAE payments:
Current accident year	(51,006)	(49,561)
Prior accident years	(100,545)	(114,290)

Total loss and LAE payments	(151,551)	(163,851)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	486,491	511,658
Add back reinsurance recoverables	18,735	19,461

Total unpaid losses and LAE	$505,225	$531,120

Unpaid losses on known claims	$168,918	$171,700
IBNR losses	185,538	194,121
LAE	150,769	165,299

Total unpaid losses and LAE	$505,225	$531,120

The $16.7 million of favorable reserve development during the three months ended March 31, 2010 primarily relates to personal auto coverage in California, Connecticut, Pennsylvania and Arizona.

The $9.8 million of favorable reserve development during the three months ended March 31, 2009 primarily relates to personal auto coverage in California, Florida and New York.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Commitments and Contingencies

Commitments

There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2009. For a description of the Company’s previously reported commitments, refer to Note 16 Commitments and Contingencies, in the form 10-K for the year ended December 31, 2009.

Contingencies

There have been no material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2009. For a description of the Company’s previously reported contingencies, refer to Note 16 Commitments and Contingencies, in the form 10-K for the year ended December 31, 2009.

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

Actual results could differ materially from those expected by Infinity depending on: changes in economic conditions and financial markets (including interest rates), the adequacy or accuracy of Infinity’s pricing methodologies, determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio including other-than-temporary impairments for credit losses, actions of competitors, the approval of requested form and rate changes, judicial and regulatory developments affecting the automobile insurance industry, the outcome of pending litigation against Infinity, weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions), changes in driving patterns and loss trends. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2009.

OVERVIEW

Net earnings and diluted earnings per share for the three months ended March 31, 2010 were $15.6 million and $1.15, respectively, compared with $10.8 million and $0.76, respectively, for the three months ended March 31, 2009. The growth in diluted earnings per share is primarily due to lower other-than-temporary impairment losses on fixed income securities recognized in net earnings. Infinity recorded $1.5 million of other-than-temporary impairments on fixed income securities during the first quarter of 2010 compared with $7.5 million of impairments during the first quarter of 2009.

Included in net earnings for the three months ended March 31, 2010 were $10.8 million ($16.7 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared with $6.4 million ($9.8 million pre-tax) for the three months ended March 31, 2009. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues grew 0.3% for the three months ended March 31, 2010 compared with the same period in 2009. The increase is primarily attributable to the decline in other-than-temporary impairment charges discussed above. Earned premium declined just 1.2% for three months ended March 31, 2010 compared with the same period in 2009 while gross written premium in states such as Arizona, Florida and Pennsylvania grew during the quarter. See Results of Operations – Underwriting – Premium for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased 23.8% from $38.23 at March 31, 2009 to $47.33 at March 31, 2010. Annualized return on equity for the three months ended March 31, 2010 was 10.0% compared with 8.2% for the three months ended March 31, 2009.

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

•

“Maintenance States” – Infinity is maintaining its writings in these states which include: Alabama, Colorado, Connecticut, South Carolina, and Tennessee. Infinity believes each state offers the Company an opportunity for underwriting profit.

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

Infinity continually evaluates its market opportunities; thus the Focus States, Urban Zones, Maintenance States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change. In the tables below, Infinity has restated 2009 premium, policies-in-force and combined ratios to be consistent with the 2010 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premium ($ in thousands):

	Three months ended March 31,
	2010	2009	$ Change	Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$200,904	$181,108	$19,796	10.9%
Non-Urban Zones	30,945	24,866	6,079	24.4%

Total Focus States	231,849	205,974	25,875	12.6%
Maintenance States	6,296	8,264	(1,968)	(23.8)%
Other States	938	1,748	(810)	(46.3)%

Subtotal	239,082	215,985	23,097	10.7%

Commercial Vehicle	15,300	12,841	2,459	19.1%
Classic Collector	2,064	4,349	(2,285)	(52.5)%
Other	0	80	(80)	(100.0)%

Total gross written premium	256,446	233,254	23,192	9.9%
Ceded reinsurance	(1,263)	(1,300)	37	(2.8)%

Net written premium	255,183	231,955	23,228	10.0%
Change in unearned premium	(43,117)	(17,288)	(25,829)	149.4%

Net earned premium	$212,066	$214,667	$(2,601)	(1.2)%

The following table shows Infinity’s policies-in-force:

	As of March 31,
	2010	2009	Change	Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	623,731	592,380	31,351	5.3%
Non-Urban Zones	78,349	73,843	4,506	6.1%

Total Focus States	702,080	666,223	35,857	5.4%
Maintenance States	19,251	25,585	(6,334)	(24.8)%
Other States	3,244	6,301	(3,057)	(48.5)%

Total personal auto insurance	724,575	698,109	26,466	3.8%

Commercial Vehicle	30,221	22,029	8,192	37.2%
Classic Collector	36,044	61,218	(25,174)	(41.1)%
Other	0	217	(217)	(100.0)%

Total policies-in-force	790,840	781,573	9,267	1.2%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium grew 9.9% during the first quarter of 2010 when compared with the first quarter of 2009. Infinity expects gross written premium growth to be between 5% and 7.5% for the year. During the first three months of 2010, Infinity implemented 4 rate revisions in various states with an overall rate increase of less than 1%. Policies-in-force at March 31, 2010 grew 1.2% compared with March 31, 2009. Gross written premium grew more than policies-in-force due to a 41.1% decline in Classic Collector policies, which generate a lower premium per policy than Infinity’s other lines of business.

During the first quarter of 2010, personal auto insurance gross written premium in Infinity’s Focus States grew 12.6% when compared with the first quarter of 2009, with growth in all states excluding California and Nevada. The increase in gross written premium is primarily a result of growth in Arizona, Florida and Pennsylvania. Gross written premium in Arizona grew 61.5% during the first three months of 2010 as compared to the same period of 2009. Increased marketing efforts and rate decreases taken in the state during late 2009 contributed to the substantial growth. Although the Company intends to continue our aggressive marketing campaign in Arizona, tough economic, political and legal conditions in the state will most likely slow growth in the remainder of the year. In Florida, gross written premium grew 74.5% as compared to the first quarter of 2009. Growth in Florida is attributable to increased marketing efforts coupled with underwriting restrictions recently implemented by competitors. Infinity took aggressive actions in 2008 and 2009 in advance of competitors to improve profit margins in Florida. Infinity has recently taken rate actions in the state and expects premium growth to moderate throughout the rest of 2010. Pennsylvania gross written premium increased by 21.4% in the first quarter of 2010 when compared to 2009. This increase is a result of new agency appointments and rate increases taken by competitors. Premium in California, Infinity’s largest state by premium volume, was down just 1.2% in the first quarter of 2010. Infinity believes that two program revisions that will become effective in California during the second quarter will allow the company to more effectively segment its rates and stimulate growth in the state.

Gross written premium in the Maintenance States declined 23.8% during the first quarter of 2010 when compared to the same period of 2009, primarily due to a decline of 32.4% in Connecticut. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 19.1% during the first quarter of 2010 when compared to the same period of 2009, primarily from growth in California, as a result of the appointment of new agents and a greater utilization of Infinity’s program within the agency base.

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

The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2010			2009			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	69.0%	20.5%	89.5%	71.8%	19.5%	91.4%	(2.9)%	1.0%	(1.9)%
Non-Urban Zones	76.5%	19.8%	96.2%	69.7%	20.3%	89.9%	6.8%	(0.5)%	6.3%

Total Focus States	69.9%	20.4%	90.3%	71.6%	19.6%	91.2%	(1.7)%	0.8%	(0.9)%
Maintenance States	61.0%	25.8%	86.9%	77.5%	25.0%	102.6%	(16.5)%	0.8%	(15.7)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	69.3%	20.6%	89.9%	71.9%	20.0%	91.9%	(2.6)%	0.7%	(2.0)%

Commercial Vehicle	75.9%	19.8%	95.8%	67.3%	22.1%	89.4%	8.6%	(2.3)%	6.4%
Classic Collector	33.6%	45.2%	78.8%	28.7%	41.9%	70.7%	4.9%	3.3%	8.2%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	69.1%	20.8%	89.9%	70.5%	20.6%	91.0%	(1.3)%	0.2%	(1.1)%

GAAP ratios	69.1%	22.7%	91.9%	70.5%	21.9%	92.4%	(1.3)%	0.8%	(0.6)%

NM: not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof.

The statutory combined ratio for the first quarter of 2010 decreased 1.1 points compared with the same period of 2009. The first quarter of 2010 and 2009 benefited from $16.7 million and $9.8 million, respectively, of favorable development on loss and LAE reserves. Favorable development during 2010 is primarily driven by California, Connecticut, Pennsylvania and Arizona Excluding the effect of favorable development on both periods, the statutory combined ratio increased by 2.2 points to a 97.8% for the first quarter of 2010 when compared with a 95.6% for the same period of 2009. Excluding the effect of favorable development on both periods and the deferred acquisition cost correction on 2010, the GAAP combined ratio increased by 2.1 points to a 99.1% for the first quarter of 2010 when compared with a 97.0% for the same period of 2009. Infinity expects the GAAP combined ratio, excluding future redundancy releases, to be between 97% and 98% for the year. Losses from catastrophes were $0.3 million and less than $0.1 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The combined ratio in the Focus States declined 0.9 points in the first quarter of 2010 when compared to the first quarter of 2009. This decline is a result of a 2.9 point decline in the Urban Zone loss and LAE ratio, primarily in the Arizona, California and Nevada loss ratios. Partially offsetting this decline was a 6.8 point increase in the loss and LAE ratio in the non-urban zones, primarily due to increases in the loss ratio in the Florida non-urban zones. Excluding the effect of favorable development, the loss and LAE ratio in the Focus States increased by 1.7 points over the prior year due to an increase in the Florida loss and LAE ratio. The loss ratio in Florida was negatively impacted by adverse weather conditions during the quarter, which resulted in a rise in the frequency of accidents. In addition, Florida’s combined ratio rose as a result of growth in new business in late 2009 and into 2010. New business typically generates a higher combined ratio as compared to renewal business.

The loss and LAE ratio in the Maintenance States for the three months ended March 31, 2010 declined compared with the first quarter of 2009 as a result of a decline in the loss ratio in Connecticut. Excluding the effect of favorable development in the Maintenance States, the loss and LAE ratio increased by 12.7 points, primarily due to an increase in the loss and LAE ratio in Alabama and Tennessee.

The loss and LAE ratio for the Commercial Vehicle business increased substantially during the first quarter of 2010 compared with the same period in 2009 primarily as a result of an increase in the loss ratio in California and Florida due to a shift toward new business, which typically has a higher loss ratio than renewal business.

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2010	2009
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$11,646	$13,870
Dividends on equity securities	165	194

Gross investment income	$11,811	14,064
Investment expenses	(517)	(420)

Net investment income	$11,295	$13,644

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months ended March 31, 2010 declined compared to the same period in 2009 primarily due to a decline in book yields as a result of a general decline in market interest rates for high quality bonds. Infinity expects market rates to remain low throughout 2010, which is expected to depress investment income.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Impairments recognized in earnings	Realized gains (losses) on sales	Total realized losses	Impairments recognized in earnings	Realized gains (losses) on sales	Total realized losses
Fixed maturities	$(1,533)	$1,078	$(455)	$(7,516)	$1,389	$(6,127)
Equities	0	0	0	0	0	0

Total	$(1,533)	$1,078	$(455)	$(7,516)	$1,389	$(6,127)

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impairment losses recognized in earnings were $1.5 million and $7.5 million for the three months ended March 31, 2010 and 2009, respectively. Approximately $1.2 million of the impairment losses at March 31, 2010 relate to a single investment grade corporate security with a fair value of $1.3 million.

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 6 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for the three months ended March 31, 2010 and 2009 was $2.7 million and $2.8 million, respectively.

Other Income

Other income remained relatively flat at less than $0.1 million for each of the three months ended March 31, 2010 and 2009.

Other Expense

Other expense was approximately $0.7 million for the three months ended March 31, 2010, compared to $0.6 million for the same period of 2009. The increase is primarily due to $0.5 million in sublease losses incurred during the first quarter of 2010.

Income Taxes

The Company’s GAAP effective tax rate was 31.6% and 42.4% for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, Infinity increased its tax valuation allowance by approximately $0.1 million and $2.0 million, respectively, primarily due to an increase in other-than-temporary impairments of securities.

(See Note 7 of the Consolidated Financial Statements for additional information)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average approximately $7.5 million annually.

At March 31, 2010, Infinity had outstanding $195 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. (Refer to Note 6 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2010, Infinity increased its quarterly dividend to $0.14 per share from $0.12 per share. At this current amount, Infinity’s 2010 annualized dividend payments would be approximately $7.5 million.

In October 2006, the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date (for an aggregate of $203.1 million since inception), modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010. During the first quarter of 2010, Infinity repurchased 251,900 shares at an average cost, excluding commissions, of $41.30. As of March 31, 2010, Infinity had $29.8 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of March 31, 2010, Infinity had $191.9 million of cash and investments. In 2010, Infinity’s insurance subsidiaries may pay to Infinity up to $107.0 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2010, $25.0 million of dividends were paid to Infinity by its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At March 31, 2010, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and investment income on its $1.1 billion investment portfolio. Infinity’s insurance subsidiaries’ generated a positive cash flow of approximately $21.7 million and $45.0 million for the three months ended March 31, 2010 and 2009, respectively.

Management believes that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity uses excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2010, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity’s extra-contractual loss reinsurance provides for protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss. Infinity also uses reinsurance to mitigate losses on its Classic Collector business.

Premium ceded under all reinsurance agreements for each of the three months ended March 31, 2010 and 2009 were $1.3 million.

Investments

Infinity’s consolidated investment portfolio at March 31, 2010 contained approximately $1.2 billion in fixed maturity securities and $41.7 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2010, Infinity had pre-tax net unrealized gains of $27.1 million on fixed maturities and pre-tax net unrealized gains of $10.4 million on equity securities. Combined, the pre-tax net unrealized gain increased by $8.4 million for the three months ended March 31, 2010.

Approximately 94.4% of Infinity’s fixed maturity investments at March 31, 2010 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio is 3.4 years at March 31, 2010.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at March 31, 2010 is as follows (in thousands):

(in thousands)	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$212,261	$215,969	17.6%
Government sponsored entities	43,786	44,572	3.6%

Total U.S. government and agencies	256,048	260,541	21.3%

State and municipal	342,407	349,898	28.6%

Mortgage-backed, asset-backed and CMOs:

Residential mortgage-backed securities	170,613	175,032	14.3%

Commercial mortgage-backed securities	42,441	43,437	3.5%

Collateralized mortgage obligations:
PAC	31,497	32,209	2.6%
Sequentials	20,911	21,044	1.7%
Junior	732	605	0.0%
Accredited directed	1,293	1,226	0.1%
Whole loan	7,204	6,938	0.6%

Total CMO	61,637	62,023	5.1%

Asset-backed securities:
Auto loans	3,075	3,158	0.3%
Home equity	1,075	1,011	0.1%
Credit card receivables	19,298	19,248	1.6%

Total ABS	23,449	23,417	1.9%

Total mortgage-backed, asset-backed and CMOs	298,139	303,909	24.8%

Corporates
Investment grade	195,239	202,093	16.5%
Non-investment grade	63,685	66,145	5.4%

Total corporates	258,924	268,238	21.9%

Total fixed maturities	1,155,517	1,182,586	96.6%
Equity securities	31,331	41,691	3.4%

Total investment portfolio	$1,186,848	$1,224,277	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of Infinity’s fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment grade	Fair Value	% of Total Exposure
U.S. government and agencies	$260,541	$0	$0	$0	$0	$260,541	22.0%
State and municipal	34,981	211,922	100,638	2,357	0	349,898	29.6%
Mortgage-backed, asset-backed and CMO	296,791	7,118	0	0	0	303,909	25.7%
Corporates	15,539	14,050	128,267	44,237	66,145	268,238	22.7%

Total Fair Value	$607,852	$233,090	$228,905	$46,594	$66,145	$1,182,586	100.0%

% of Total Fair Value	51.4%	19.7%	19.4%	3.9%	5.6%	100.0%

Other than securities backed by the U.S. government or issued by government-sponsored enterprises, Infinity’s fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At March 31, 2010, Infinity’s fixed maturity portfolio included 6 securities, or less than 1% of the total fair value of the fixed maturity portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at March 31, 2010, excluding Government-sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
1999	$0	$605	$0	$0	$0	$605	0.9%
2001	1,725	0	0	0	0	1,725	2.6%
2002	5,761	0	0	0	0	5,761	8.8%
2003	5,134	0	0	0	0	5,134	7.8%
2004	13,016	3,618	0	0	0	16,633	25.4%
2005	15,995	2,895	0	0	0	18,890	28.8%
2006	16,848	0	0	0	0	16,848	25.7%

Total Fair Value	$58,479	$7,118	$0	$0	$0	$65,597	100.0%

% of Total Fair Value	89.1%	10.9%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s GSE MBS and CMO portfolio at March 31, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2002	$6,449	$0	$0	$0	$0	$6,449	3.0%
2003	10,298	0	0	0	0	10,298	4.8%
2004	7,456	0	0	0	0	7,456	3.5%
2007	1,348	0	0	0	0	1,348	0.6%
2008	86,254	0	0	0	0	86,254	40.1%
2009	87,559	0	0	0	0	87,559	40.7%
2010	15,532	0	0	0	0	15,532	7.2%

Total Fair Value	$214,896	$0	$0	$0	$0	$214,896	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at March 31, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2001	$69	$0	$0	$0	$0	$69	0.3%
2003	5,781	0	0	0	0	5,781	24.7%
2004	91	0	0	0	0	91	0.4%
2006	751	0	0	0	0	751	3.2%
2007	3,898	0	0	0	0	3,898	16.6%
2008	5,412	0	0	0	0	5,412	23.1%
2009	6,769	0	0	0	0	6,769	28.9%
2010	645	0	0	0	0	645	2.8%

Total Fair Value	$23,417	$0	$0	$0	$0	$23,417	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

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

Infinity’s investment portfolio consists of $349.9 million of municipal bonds, of which $151.6 million are insured. Of the insured bonds, 49.3% are insured with MBIA, 29.5% with Assured Guaranty, 20.8% with AMBAC and 0.4% are insured with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the municipal bond portfolio (in thousands) at March 31, 2010:

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$5,452	3.6%	$29,529	14.9%	$34,981	10.0%
AA+, AA, AA-	79,086	52.2%	132,836	67.0%	211,922	60.6%
A+, A, A-	64,702	42.7%	35,936	18.1%	100,638	28.8%
BBB+, BBB, BBB-	2,357	1.6%	0	0.0%	2,357	0.7%

Total	$151,596	100.0%	$198,302	100.0%	$349,898	100.0%

The following table presents the credit rating and fair value of Infinity’s municipal bond portfolio, by state, at March 31, 2010 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
TX	$6,804	$22,834	$7,305	$0	$0	$36,942	10.6%
GA	9,483	8,453	11,815	0	0	29,751	8.5%
FL	0	9,028	13,656	0	0	22,684	6.5%
NY	0	17,187	4,293	0	0	21,480	6.1%
PA	0	10,043	7,115	0	0	17,158	4.9%
WA	0	16,037	0	0	0	16,037	4.6%
MI	398	5,840	8,603	0	0	14,840	4.2%
CO	1,737	8,617	4,112	0	0	14,466	4.1%
IN	0	12,968	0	0	0	12,968	3.7%
MO	4,953	3,419	1,408	2,357	0	12,137	3.5%
All other states	11,606	97,496	42,332	0	0	151,433	43.3%

Total Fair Value	$34,981	$211,922	$100,638	$2,357	$0	$349,898	100.0%

% of Total Fair Value	10.0%	60.6%	28.8%	0.7%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, there were no material changes to the information provided in Infinity’s Form 10-K for the year ended December 31, 2009 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2010. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first three months of 2010 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

The Company has not become a party to any material legal proceedings nor have there been any material developments in the Company’s legal proceedings disclosed in the Company’s Form 10-K for the year ended December 31, 2009. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the form 10-K for the year ended December 31, 2009.

ITEM 1A

Risk Factors

There have been no material changes in the Company’s risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2009. For a description of the Company’s previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 – January 31, 2010	48,700	$39.86	48,700	$38,278,204

February 1, 2010 – February 28, 2010	105,600	$39.42	105,600	34,112,006

March 1, 2010 – March 31, 2010	97,600	$44.06	97,600	29,808,963

Total	251,900	$41.30	251,900	$29,808,963

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. On July 24, 2008, the Board of Directors approved an additional $74.3 million to be added to the current remaining share repurchase authority, bringing the total share repurchase authority as of that date to $100 million. Effective August 6, 2009, Infinity’s Board of Directors increased this authority by $28.8 million to $50.0 million as of that date, modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010. In addition to $25.0 million in shares repurchased during 2009, Infinity repurchased approximately $5.0 million of debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 -	XBRL Instance Document

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 7, 2010		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)