Form 10-Q
period 2010-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2010-08-06
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 12,649,612 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Revenues:
Earned premium	$225,590	$213,729	5.5%	$437,656	$428,396	2.2%

Net investment income	11,583	12,152	(4.7)%	22,878	25,797	(11.3)%

Realized gains (losses) on investments*	44	170	(74.1)%	(411)	(5,957)	(93.1)%
Other income	98	23	326.1%	121	71	70.4%

Total revenues	237,315	226,075	5.0%	460,244	448,308	2.7%

Costs and Expenses:
Losses and loss adjustment expenses	153,281	150,825	1.6%	299,923	302,094	(0.7)%

Commissions and other underwriting expenses	53,855	45,551	18.2%	102,009	92,652	10.1%

Interest expense	2,700	2,769	(2.5)%	5,401	5,537	(2.5)%

Corporate general and administrative expenses	2,225	1,909	16.6%	4,097	3,581	14.4%

Restructuring charges (reversals)	0	(8)	(100.0)%	0	2	(100.0)%
Other expenses	1,824	786	132.1%	2,556	1,414	80.8%

Total costs and expenses	213,885	201,832	6.0%	413,986	405,278	2.1%

Earnings before income taxes	23,430	24,243	(3.4)%	46,258	43,029	7.5%

Provision for income taxes	7,152	7,357	(2.8)%	14,358	15,321	(6.3)%

Net Earnings	$16,278	$16,886	(3.6)%	$31,900	$27,709	15.1%

Earnings per Common Share:
Basic	$1.25	$1.24	0.8%	$2.42	$2.01	20.4%

Diluted	1.22	1.22	0.0%	2.37	1.98	19.7%

Average Number of Common Shares:
Basic	13,054	13,634	(4.3)%	13,186	13,804	(4.5)%

Diluted	13,347	13,828	(3.5)%	13,484	14,006	(3.7)%

Cash Dividends per Common Share	$0.14	$0.12	16.7%	$0.28	$0.24	16.7%

* Realized gains before impairment losses	$311	$999	(68.9)%	$1,389	$2,388	(41.8)%

Total other-than-temporary impairment (OTTI) losses	(43)	(4,066)	(98.9)%	(142)	(11,582)	(98.8)%
Non-credit portion in other comprehensive income	0	3,783	(100.0)%	0	3,783	(100.0)%
OTTI losses reclassed from other comprehensive income	(224)	(545)	(58.9)%	(1,659)	(545)	204.4%

Net impairment losses recognized in earnings	(267)	(829)	(67.8)%	(1,800)	(8,345)	(78.4)%

Total realized gains (losses) on investments	$44	$170	(74.1)%	$(411)	$(5,957)	(93.1)%

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,149,907 and $1,125,776)	$1,190,173	$1,146,692
Equity securities - at fair value (cost $31,327 and $31,331)	36,773	39,438

Total investments	1,226,946	1,186,131
Cash and cash equivalents	63,147	99,700
Accrued investment income	11,853	11,237
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $11,206 and $10,853	335,626	295,691
Property and equipment, net of accumulated depreciation of $47,307 and $42,092	28,339	27,916
Prepaid reinsurance premium	1,921	1,536
Recoverable from reinsurers (includes $111 and $316 on paid losses and loss adjustment expenses)	18,686	18,031
Deferred policy acquisition costs	78,143	68,839
Current and deferred income taxes	11,729	10,258
Other assets	13,955	9,057
Goodwill	75,275	75,275

Total assets	$1,865,619	$1,803,671

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$502,267	$509,114
Unearned premium	428,021	376,068
Payable to reinsurers	0	58
Long-term debt (fair value $194,825 and $192,309)	194,690	194,651
Commissions payable	20,159	18,012
Payable for securities purchased	4,779	17,576
Other liabilities	86,512	70,032

Total liabilities	1,236,428	1,185,511

Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,118,889 and 21,082,139 shares issued)	21,143	21,064
Additional paid-in capital	346,689	344,031
Retained earnings	569,380	541,167
Accumulated other comprehensive income, net of tax	30,313	19,500
Treasury stock, at cost (8,271,762 and 7,584,762 shares)	(338,332)	(307,602)

Total shareholders’ equity	629,192	618,160

Total liabilities and shareholders’ equity	$1,865,619	$1,803,671

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total
Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$27,709	$—	$—	$27,709
Net change in postretirement benefit liability	—	—	—	(49)	—	(49)
Change in unrealized gain on investments	—	—	—	16,857	—	16,857
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(1,582)	—	(1,582)

Comprehensive income						$42,934
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	0
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(3,325)	—	—	(3,325)
Shares issued and share-based compensation expense	32	1,018	—	—	—	1,050
Acquisition of treasury stock	—	—	—	—	(19,116)	(19,116)

Balance at June 30, 2009	$21,031	$342,908	$501,541	$(3,557)	$(301,710)	$560,212

Net earnings	$—	$—	$42,886	$—	$—	$42,886
Net change in postretirement benefit liability	—	—	—	(28)	—	(28)
Change in unrealized gain on investments	—	—	—	4,668	—	4,668
Change in non-credit component of impairment losses on fixed maturities	—	—	—	18,416	—	18,416

Comprehensive income						$65,943
Dividends paid to common shareholders	—	—	(3,260)	—	—	(3,260)
Shares issued and share-based compensation expense	33	1,123	—	—	—	1,156
Acquisition of treasury stock	—	—	—	—	(5,892)	(5,892)

Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160

Net earnings	$—	$—	$31,900	$—	$—	$31,900
Net change in postretirement benefit liability	—	—	—	(35)	—	(35)
Change in unrealized gain on investments	—	—	—	8,020	—	8,020
Change in non-credit component of impairment losses on fixed maturities	—	—	—	2,827	—	2,827

Comprehensive income						$42,713
Dividends paid to common shareholders	—	—	(3,687)	—	—	(3,687)
Shares issued and share-based compensation expense	79	2,658	—	—	—	2,736
Acquisition of treasury stock	—	—	—	—	(30,730)	(30,730)

Balance at June 30, 2010	$21,143	$346,689	$569,380	$30,313	$(338,332)	$629,192

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2010	2009
Operating Activities:
Net earnings	$16,278	$16,886
Adjustments:
Depreciation and amortization	4,025	2,889
Net realized gains on investing activities	(44)	(170)
Loss on disposal of property and equipment	3	96
Share-based compensation expense	1,371	473
Decrease in accrued investment income	366	210
(Increase) decrease in agents’ balances and premium receivable	(5,242)	7,016
Decrease in reinsurance receivables	468	2
(Increase) decrease in deferred policy acquisition costs	(2,386)	2,158
Increase in other assets	(13,249)	(7,038)

Increase (decrease) in insurance claims and reserves	5,806	(7,975)
Decrease in payable to reinsurers	0	(280)
Increase (decrease) in other liabilities	20,207	(8,363)

Net cash provided by operating activities	27,603	5,905

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(97,534)	(29,906)
Property and equipment	(3,585)	(849)
Maturities and redemptions of fixed maturities	31,384	36,377
Sales of fixed maturities	68,467	18,690

Net cash (used in) provided by investing activities	(1,268)	24,312

Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	56	203
Acquisition of treasury stock	(19,010)	(9,113)
Dividends paid to shareholders	(1,823)	(1,638)

Net cash used in financing activities	(20,777)	(10,549)

Net increase in cash and cash equivalents	5,558	19,668
Cash and cash equivalents at beginning of period	57,589	129,478

Cash and cash equivalents at end of period	$63,147	$149,146

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities:
Net earnings	$31,900	$27,709
Adjustments:
Depreciation and amortization	8,280	4,637
Net realized losses on investing activities	411	5,957
Loss on disposal of property and equipment	3	96
Share-based compensation expense	2,043	790
(Increase) decrease in accrued investment income	(616)	706
Increase in agents’ balances and premium receivable	(39,934)	(5,858)
(Increase) decrease in reinsurance receivables	(1,040)	3,194
Increase in deferred policy acquisition costs	(9,304)	(1,118)
(Increase) decrease in other assets	(12,208)	3,776

Increase (decrease) in insurance claims and reserves	45,107	(4,224)
Decrease in payable to reinsurers	(58)	(954)
Increase in other liabilities	18,626	6,767

Net cash provided by operating activities	43,208	41,477

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(193,049)	(156,878)
Equity securities	0	(117)
Property and equipment	(5,701)	(2,285)
Maturities and redemptions of fixed maturities	71,135	67,896
Sales of fixed maturities	80,184	93,696

Net cash (used in) provided by investing activities	(47,430)	2,311

Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	693	260
Acquisition of treasury stock	(29,338)	(19,146)
Dividends paid to shareholders	(3,687)	(3,325)

Net cash used in financing activities	(32,332)	(22,210)

Net (decrease) increase in cash and cash equivalents	(36,553)	21,578
Cash and cash equivalents at beginning of period	99,700	127,568

Cash and cash equivalents at end of period	$63,147	$149,146

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

INDEX TO NOTES

1. Reporting and Accounting Policies	7. Income Taxes

2. Share-based Compensation	8. Additional Information

3. Computation of Earnings Per Share	9. Insurance Reserves

4. Fair Value	10. Commitments and Contingencies

5. Investments	11. Subsequent Events

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

Basis of Consolidation and Reporting

The accompanying consolidated financial statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. This Quarterly Report on Form 10-Q, including the Condensed Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

Infinity has evaluated events that occurred subsequent to June 30, 2010 for recognition or disclosure in the Company’s financial statements and the notes to the financial statements. See Note 11 to the Consolidated Financial Statements for further information.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through June 30, 2010. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Amended Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the second quarter and first six months of 2010, $0.2 million and $0.4 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock. During the second quarter and first six months of 2009, $0.2 million and $0.4 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 37,302 shares have been issued through June 30, 2010. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant. On June 1, 2009, a total of 9,583 shares of common stock, determined pursuant to the Directors’ Plan and valued at $350,000, were issued to Infinity’s non-employee directors. On June 1, 2010, a total of 7,672 shares of common stock, determined pursuant to the Directors’ Plan and valued at $350,000, were issued to Infinity’s non-employee directors. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares which may be issued under the ESPP is 1,000,000, of which 40,076 have been issued through June 30, 2010. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended June 30, 2010 and 2009 approximated $8,000 and $8,000, respectively. The 15% discount for shares purchased during the six-month periods ended June 30, 2010 and 2009 approximated $16,000 and $16,000, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for earnings per share calculations.

Performance Share Plan

In 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to further align the interest of management with the long-term shareholders of the company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period (a “Performance Measurement Cycle”), (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. No shares have been issued under this plan. During the second quarter and first six months of 2010, approximately $0.8 million and $1.3 million of expense, respectively, was recognized in the Consolidated Statements of Earnings for the Plan. During the second quarter and first six months of 2009, approximately $(0.1) million and $0.0 million of expense, respectively, was recognized in the Consolidated Statements of Earnings for the Plan.

Stock Option Plan

Infinity’s Stock Option Plan (“SOP”) was amended to prohibit any future grant of stock options from the plan after May 20, 2008. No options have been granted since 2004. Options were generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. All of the options under this plan have fully vested. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.

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

The weighted-average grant date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of June 30, 2010	116,050	169,340

The following table describes activity for Infinity’s Stock Option:

	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2009	312,840	$23.05
Granted	0	0
Exercised	(26,450)	$19.95
Forfeited	(1,000)	$33.58

Outstanding at June 30, 2010	285,390	$23.30	3.04	$6.5

Vested as of June 30, 2010	285,390	$23.30	3.04	$6.5
Exercisable as of June 30, 2010	285,390	$23.30	3.04	$6.5

(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

The Stock Compensation topic of the FASB Accounting Standards codification requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of June 30, 2010, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Cash received from option exercises for the six months ended June 30, 2010 and 2009 was approximately $0.5 million and $0.1 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements totaled less than $0.1 million for each of the six months ended June 30, 2010 and June 30, 2009. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was approximately $0.7 million and $0.2 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computation of Earnings Per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net earnings for basic and diluted earnings per share	$16,278	$16,886	$31,900	$27,709
Average basic shares outstanding	13,054	13,634	13,186	13,804

Basic earnings per share	$1.25	$1.24	$2.42	$2.01

Average basic shares outstanding	13,054	13,634	13,186	13,804
Restricted stock not yet vested	72	72	72	72
Dilutive effect of assumed option exercises	142	122	140	130
Dilutive effect of Performance Share Plan	78	0	85	0

Average diluted shares outstanding	13,347	13,828	13,484	14,006

Diluted earnings per share	$1.22	$1.22	$2.37	$1.98

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

The following table presents for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,147	$0	$0	$63,147
Fixed maturity securities:
U.S. government and agencies	206,429	0	0	206,429
Government-sponsored entities	0	40,461	5,087	45,548
State and municipal	0	361,808	0	361,808
Mortgage-backed securities:
Residential	0	174,292	0	174,292
Commercial	0	36,332	0	36,332

Total mortgage-backed securities	$0	$210,624	$0	$210,624
Collateralized mortgage obligations	0	54,589	1,703	56,292
Asset-backed securities	0	26,968	0	26,968
Corporates	0	268,861	13,643	282,504

Total fixed maturities	$206,429	$963,312	$20,433	$1,190,173
Equity securities	36,772	1	0	36,773

Total	$306,348	$963,312	$20,433	$1,290,093

Percentage of total	23.7%	74.7%	1.6%	100.0%

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

The fair value of securities in Level 2 is provided by a third-party, nationally recognized pricing service. Infinity periodically reviews the third-party model pricing methodologies and periodically tests sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category at June 30, 2010 (in thousands):

	For the three months ended June 30, 2010
	Government- sponsored Entities	State and Municipal	Mortgage- backed Securities	Collateralized Mortgage Obligations	Asset- backed Securities	Corporates	Total
Balance at beginning of period	$4,062	$0	$0	$1,831	$645	$13,031	$19,568
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(4)	0	(122)	(127)
Included in other comprehensive income	129	0	0	29	0	948	1,106
Purchases	0	0	0	0	0	1,028	1,028
Sales	0	0	0	0	0	(119)	(119)
Settlements	0	0	0	(153)	0	(643)	(797)
Transfers in	897	0	0	0	0	0	897
Transfers out	0	0	0	0	(645)	(479)	(1,123)

Balance at end of period	$5,087	$0	$0	$1,703	$0	$13,643	$20,433

	For the six months ended June 30, 2010
	Government- sponsored Entities	State and Municipal	Mortgage- backed Securities	Collateralized Mortgage Obligations	Asset- backed Securities	Corporates	Total
Balance at beginning of period	$4,392	$3,810	$6,169	$8,888	$576	$13,469	$37,302
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(11)	0	(1,620)	(1,631)
Included in other comprehensive income	76	0	0	87	(0)	2,225	2,388
Purchases	0	0	0	0	645	1,639	2,284
Sales	0	0	0	0	0	(334)	(334)
Settlements	(277)	0	0	(394)	0	(1,257)	(1,928)
Transfers in	897	0	0	0	0	0	897
Transfers out	0	(3,810)	(6,169)	(6,867)	(1,221)	(479)	(18,545)

Balance at end of period	$5,087	$0	$0	$1,703	$0	$13,643	$20,433

Of the $20.4 million fair value of securities in Level 3, which consists of 15 securities, 12 are priced based on non-binding broker quotes or prices from various outside sources. When there are multiple prices obtained for the same security, a hierarchy is used that determines the best price, which is used as the basis for the fair value presented in the financial statements. The remaining three securities, which have a fair value of $3.2 million, are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at June 30, 2010 and the average spreads to Treasury for the type and rating of the security being priced.

Approximately $18.5 million of securities in Level 3 at December 31, 2009 were transferred to Level 2 during the six months ended June 30, 2010 because a price for those securities was obtained from a third-party, nationally recognized pricing service. Approximately $0.9 million of securities were transferred into Level 3 from Level 2 during the six months ended June 30, 2010 because the Company could not obtain a price from a third-party, nationally recognized pricing service.

The gains or losses included in net earnings are included in the line item realized gains (losses) on investments on the Consolidated Statements of Earnings. The gains or losses included in other comprehensive income are recognized in the line item change in unrealized gain on investments or the line item change in non-credit component of impairment losses on fixed maturities on the Consolidated Statements of Changes in Shareholders’ Equity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of Infinity’s financial instruments (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$63,147	$63,147	$99,700	$99,700
Available-for-sale securities
Fixed maturities	1,190,173	1,190,173	1,146,692	1,146,692
Equity securities	36,773	36,773	39,438	39,438

Total cash and investments	$1,290,093	$1,290,093	$1,285,831	$1,285,831

Liabilities:
Long-term debt	$194,690	$194,825	$194,651	$192,309

See Note 5 of the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

All fixed maturity and equity securities are considered available-for-sale and reported at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2010 were $67.9 million and $80.2 million, respectively. Proceeds from sales of securities for the three and six months ended June 30, 2009 were $18.7 million and $93.7 million, respectively. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of Infinity’s investment portfolio follows (in thousands):

	June 30, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government and agencies	$199,948	$6,481	$0	$0	$206,429
Government-sponsored entities	44,186	1,365	(3)	0	45,548
State and municipal	350,041	11,879	(112)	0	361,808
Mortgage-backed securities:
Residential	166,800	7,492	0	0	174,292
Commercial	35,217	1,149	(34)	0	36,332

Total mortgage-backed securities	$202,018	$8,641	$(34)	$0	$210,624
Collateralized mortgage obligations	55,281	1,190	0	(179)	56,292
Asset-backed securities	26,797	215	(42)	(1)	26,968
Corporates	271,635	11,135	(263)	(4)	282,504

Total fixed maturities	$1,149,907	$40,906	$(455)	$(184)	$1,190,173
Equity securities	31,327	5,446	0	0	36,773

Total	$1,181,233	$46,352	$(455)	$(184)	$1,226,946

	December 31, 2009
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government and agencies	$187,915	$4,063	$(717)	$0	$191,261
Government-sponsored entities	56,344	790	(118)	0	57,015
State and municipal	342,696	9,020	(1,640)	0	350,076
Mortgage-backed securities:
Residential	149,354	3,549	(36)	0	152,867
Commercial	53,338	637	(49)	0	53,926

Total mortgage-backed securities	$202,692	$4,186	$(85)	$0	$206,793
Collateralized mortgage obligations	65,249	619	(387)	(901)	64,580
Asset-backed securities	6,760	41	(71)	(5)	6,726
Corporates	264,120	8,190	(696)	(1,374)	270,241

Total fixed maturities	$1,125,776	$26,909	$(3,714)	$(2,279)	$1,146,692
Equity securities	31,331	8,108	0	0	39,438

Total	$1,157,107	$35,017	$(3,714)	$(2,279)	$1,186,131

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
June 30, 2010
Fixed maturities:
U.S. government and agencies	0	$0	$0	0.0%	0	$0	$0	0.0%
Government-sponsored entities	1	897	(3)	0.4%	0	0	0	0.0%
State and municipal	11	22,675	(112)	0.5%	0	0	0	0.0%
Mortgage-backed securities:
Residential	0	0	0	0.0%	0	0	0	0.0%
Commercial	6	5,712	(34)	0.6%	0	0	0	0.0%

Total mortgage-backed securities	6	$5,712	$(34)	0.6%	0	$0	$0	0.0%
Collateralized mortgage obligations	0	0	0	0.0%	3	4,302	(179)	4.0%
Asset-backed securities	1	744	(5)	0.7%	2	467	(38)	7.6%
Corporates	26	18,692	(263)	1.4%	2	448	(4)	0.9%

Total fixed maturities	45	$48,719	$(418)	0.9%	7	$5,217	$(221)	4.1%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	45	$48,719	$(418)	0.9%	7	$5,217	$(221)	4.1%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2009
Fixed maturities:
U.S. government and agencies	11	$46,288	$(717)	1.5%	0	$0	$0	0.0%
Government-sponsored entities	2	23,440	(118)	0.5%	0	0	0	0.0%
State and municipal	39	98,053	(1,640)	1.6%	0	0	0	0.0%
Mortgage-backed securities:
Residential	5	26,305	(36)	0.1%	0	0	0	0.0%
Commercial	8	11,742	(49)	0.4%	0	0	0	0.0%

Total mortgage-backed securities	13	$38,047	$(85)	0.2%	0	$0	$0	0.0%
Collateralized mortgage obligations	5	17,916	(131)	0.7%	7	14,133	(1,157)	7.6%
Asset-backed securities	1	576	(1)	0.2%	3	536	(75)	12.2%
Corporates	32	57,203	(768)	1.3%	18	8,117	(1,301)	13.8%

Total fixed maturities	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	the length of time the security’s fair value has been below its cost;

•	the extent to which fair value is less than cost basis;

•	the intent to sell the security;

•	whether it is more likely than not that there will be a requirement to sell the security before its anticipated recovery;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists and

•	third-party research and credit rating reports.

Management regularly evaluates for potential impairment each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

	June 30, 2010	December 31, 2009
Number of positions held with unrealized:
Gains	518	413
Losses	52	131

Number of positions held that individually exceed unrealized:
Gains of $500,000	7	4
Losses of $500,000	0	1

Percentage of positions held with unrealized:
Gains that were investment grade	82%	76%
Losses that were investment grade	52%	78%

Percentage of fair value held with unrealized:
Gains that were investment grade	93%	94%
Losses that were investment grade	82%	95%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at June 30, 2010 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater than 10%*

Less than or equal to:
Three months	22,471	(237)	(205)	(32)	0
Six months	4,637	(56)	(56)	0	0
Nine months	16,794	(112)	(112)	0	0
Twelve months	4,817	(13)	(13)	0	0
Greater than twelve months	5,217	(221)	(65)	(37)	(119)

Total	53,936	(639)	(451)	(69)	(119)

*	As a percentage of amortized cost or cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities[1]	Equity Securities	Tax Effects	Net
Six months ended June 30, 2010
Unrealized holding gains (losses) on securities arising during the period	$18,943	$(2,666)	$(5,697)	$10,580
Realized (gains) losses on securities sold	(1,389)	0	486	(903)
Impairment loss recognized in earnings	1,796	4	(630)	1,170

Change in unrealized gains (losses) on marketable securities, net	$19,350	$(2,661)	$(5,841)	$10,848

Six months ended June 30, 2009
Unrealized holding gains (losses) on securities arising during the period	$16,468	$1,075	$(6,140)	$11,403
Realized (gains) losses on securities sold	(2,388)	0	836	(1,552)
Impairment loss recognized in earnings	8,345	0	(2,921)	5,424

Change in unrealized gains (losses) on marketable securities, net	$22,424	$1,075	$(8,225)	$15,275

1 The change in unrealized gains (losses) for the six months ended June 30, 2009 excludes a $38.1 million reclassification of the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income

For fixed maturity securities that are other-than-temporarily impaired, Infinity assesses its intent to sell and the likelihood that the Company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but the Company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss component of an impairment charge on a fixed maturity security is determined by the excess of the amortized cost over the present value of the expected cash flows. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income. If Infinity intends to sell or will more likely than not be required to sell a security, the entire amount of the impairment is treated as a credit loss.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities for which a portion was recognized in accumulated other comprehensive income (in thousands):

Balance at December 31, 2009	$3,136

Additional credit impairments on:
Previously impaired securities	1,652
Securities without prior impairments	7
Reductions for securities sold and paydowns	(1,304)

Balance at June 30, 2010	$3,490

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2010, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Value				Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$73,971	$0	$319	$74,290	$73,187
After one year through five years	453,594	11,437	4,221	469,252	451,084
After five years through ten years	235,947	23,799	2,589	262,335	253,583
After ten years	82,937	7,476	0	90,412	87,957
Mortgage-backed, asset-backed and collateralized mortgage obligations	282,660	11,224	0	293,884	284,096

	$1,129,108	$53,936	$7,130	$1,190,173	$1,149,907

Note 6 Long-term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. During 2009, Infinity repurchased $5.0 million of its debt, bringing the outstanding principle to $195.0 million. The June 30, 2010 fair value of $194.8 million was calculated using a 259 basis point spread to the ten-year U.S. Treasury Note of 2.933%.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At June 30, 2010, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Income Taxes

Income tax expense for the three and six months ended June 30, 2010 was $7.2 million and $14.4 million, respectively, compared to $7.4 million and $15.3 million for the same periods of 2009. The following table reconciles Infinity’s statutory federal income tax rate to its effective tax rate (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Earnings before income taxes	$23,430	$24,243	$46,258	$43,029

Income taxes at statutory rates	8,201	8,485	16,190	15,060
Effect of:
Dividends-received deduction	(39)	(33)	(74)	(73)
Tax-exempt interest	(891)	(648)	(1,773)	(1,246)
Adjustment to valuation allowance	(135)	(466)	(23)	1,569
Other	16	18	37	11

Provision for income taxes	$7,152	$7,357	$14,358	$15,321

GAAP effective tax rate	30.5%	30.4%	31.0%	35.6%

During the first six months of 2009, Infinity increased its tax valuation allowance by approximately $1.6 million primarily as a result of an increase in the reserve for other-than-temporarily impaired securities.

Note 8 Additional Information

Supplemental Cash Flow Information

Non-cash activity includes the issuance of and the accounting for share-based compensation and the changes in net unrealized gains or losses in securities. The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Income tax payments	$16,100	$17,000	$21,600	$17,200
Interest payments on debt	0	0	5,363	5,500

Negative Cash Book Balances

Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $33.8 million and $22.1 million, respectively, at June 30, 2010 and December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at Beginning of Period
Unpaid losses on known claims	$168,918	$171,700	$164,134	$179,530
IBNR losses	185,538	194,121	193,790	196,891
LAE	150,769	165,299	151,191	168,335

Total unpaid losses and LAE	505,225	531,120	509,114	544,756
Reinsurance recoverables	(18,735)	(19,461)	(17,715)	(20,516)

Unpaid losses and LAE, net of reinsurance recoverables	486,491	511,658	491,399	524,241

Current Activity
Loss and LAE incurred:
Current accident year	173,557	161,206	336,889	322,246
Prior accident years	(20,276)	(10,381)	(36,965)	(20,153)

Total loss and LAE incurred	153,281	150,825	299,923	302,094
Loss and LAE payments:
Current accident year	(96,894)	(87,615)	(147,900)	(137,176)
Prior accident years	(59,184)	(59,423)	(159,729)	(173,713)

Total loss and LAE payments	(156,078)	(147,038)	(307,629)	(310,889)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	483,693	515,445	483,693	515,445
Add back reinsurance recoverables	18,574	18,557	18,574	18,557

Total unpaid losses and LAE	$502,267	$534,002	$502,267	$534,002

Unpaid losses on known claims	$170,692	$169,753	$170,692	$169,753
IBNR losses	185,553	196,830	185,553	196,830
LAE	146,022	167,419	146,022	167,419

Total unpaid losses and LAE	$502,267	$534,002	$502,267	$534,002

The $37.0 million of favorable reserve development during the six months ended June 30, 2010 is primarily driven by bodily injury and collision coverages in the states of Arizona, California, Connecticut, Florida and Georgia and is related to accident years 2009, 2008 and 2007.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Commitments and Contingencies

Commitments

In late 2009, Infinity made an offer to purchase the Liberty Park call center facility. This offer was contingent upon due diligence by the Company and the successful execution of the sales contract. In May of this year, Infinity completed its due diligence and entered into a definitive sales contract to purchase the building for $16.1 million. Infinity intends to use current funds to complete the purchase in the second half of 2010.

There have been no other material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2009. For a description of the Company’s previously reported commitments, refer to Note 16 Commitments and Contingencies, in the form 10-K for the year ended December 31, 2009.

Contingencies

There have been no material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2009. For a description of the Company’s previously reported contingencies, refer to Note 16 Commitments and Contingencies, in the form 10-K for the year ended December 31, 2009.

Note 11 Subsequent Events

Following the end of the second quarter, Infinity exhausted the $9.5 million of remaining authority on the share and debt repurchase program as of June 30, 2010, purchasing 197,900 shares at an average price, excluding commissions, of $47.91. On August 3, 2010, Infinity’s Board of Directors increased the authority under the 2006 repurchase program by $50.0 million and extended the date to execute this program to December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “assumes”, “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premium growth, earnings, investment performance, expected losses, rate changes and loss experience.

The primary events or circumstances that could cause actual results to differ materially from those expected by Infinity include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio including other-than-temporary impairments for credit losses, rising bodily injury loss cost trends, undesired business mix or risk profile for new business, elevated unemployment rates and the proliferation of illegal immigration legislation in key Focus States. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of Infinity’s Annual Report on Form 10-K for the twelve months ended December 31, 2009.

OVERVIEW

Net earnings and diluted earnings per share for the three months ended June 30, 2010 were $16.3 million and $1.22, respectively, compared to $16.9 million and $1.22, respectively, for the three months ended June 30, 2009. Net earnings and diluted earnings per share for the six months ended June 30, 2010 were $31.9 million and $2.37, respectively, compared to $27.7 million and $1.98, respectively, for the six months ended June 30, 2009. The increase in diluted earnings per share for the six months ended June 30, 2010 is primarily due to an increase in underwriting income coupled with a decline in other-than-temporary impairment losses.

Infinity had a net realized gain on investments of less than $0.1 million for the second quarter of 2010 compared to a net realized gain of $0.2 million in the second quarter of 2009. Net realized losses on investments were $0.4 million for the first six months of 2010 compared to $6.0 million for the same period of 2009. Included in the net realized loss for the first six months of 2010 is $1.8 million of other-than-temporary impairments on fixed income securities compared with $8.3 million of impairments during the first six months of 2009. Included in the net realized gain for the second quarter of 2010 is $0.3 million of other-than-temporary impairments on fixed income securities compared with $0.8 million of impairments during the second quarter of 2009.

Included in net earnings for the three and six months ended June 30, 2010 were $13.2 million ($20.3 million pre-tax) and $24.0 million ($37.0 million pre-tax), respectively, of favorable development on prior accident period loss and LAE reserves compared to $6.8 million ($10.4 million pre-tax) and $13.1 million ($20.2 million pre-tax), respectively, for the three and six months ended June 30, 2009. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Total revenues grew 5.0% and 2.7% for the three and six months ended June 30, 2010 compared with the same periods in 2009. The growth in both periods is primarily attributable to an increase in earned premiums. Gross written premiums in California, Florida and Pennsylvania contributed to this growth. See Results of Operations – Underwriting – Premiums for a more detailed discussion of Infinity’s gross written premium growth.

Infinity’s book value per share increased 19.1% from $41.11 at June 30, 2009 to $48.98 at June 30, 2010. This increase was primarily due to earnings and change in unrealized net gains on investments, net of shareholder dividends, for the twelve months ended June 30, 2010. Annualized return on equity for the three and six months ended June 30, 2010 was 10.4% and 10.2%, respectively, compared with 12.4% and 10.2% for the three and six months ended June 30, 2009.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premium for the three months ended June 30, 2010 and 2009 ($ in thousands):

	Three months ended June 30,
	2010	2009	$ Change	% Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$184,955	$157,466	$27,489	17.5%
Non-Urban Zones	26,478	20,240	6,238	30.8%

Total Focus States	211,433	177,706	33,727	19.0%
Maintenance States	5,415	6,752	(1,337)	(19.8)%
Other States	798	1,421	(623)	(43.9)%

Total personal auto	217,646	185,879	31,767	17.1%

Commercial Vehicle	14,918	14,361	556	3.9%
Classic Collector	3,050	3,826	(776)	(20.3)%
Other	0	32	(32)	(100.0)%

Total gross written premium	235,614	204,099	31,515	15.4%
Ceded reinsurance	(1,378)	(1,278)	(100)	7.8%

Net written premium	234,236	202,821	31,415	15.5%
Change in unearned premium	(8,646)	10,909	(19,555)	(179.3)%

Net earned premium	$225,590	$213,729	$11,860	5.5%

The following table shows Infinity’s net earned premium for the six months ended June 30, 2010 and 2009 ($ in thousands):

	Six months ended June 30,
	2010	2009	$ Change	% Change
Net earned premium
Gross written premium
Personal auto insurance:
Focus States:
Urban Zones	$385,859	$338,574	$47,285	14.0%
Non-Urban Zones	57,423	45,105	12,318	27.3%

Total Focus States	443,282	383,679	59,602	15.5%
Maintenance States	11,711	15,016	(3,305)	(22.0)%
Other States	1,736	3,169	(1,433)	(45.2)%

Total personal auto	456,729	401,864	54,865	13.7%

Commercial Vehicle	30,217	27,202	3,015	11.1%
Classic Collector	5,114	8,175	(3,061)	(37.4)%
Other	0	112	(112)	(100.0)%

Total gross written premium	492,060	437,353	54,707	12.5%
Ceded reinsurance	(2,640)	(2,578)	(63)	2.4%

Net written premium	489,419	434,775	54,644	12.6%
Change in unearned premium	(51,763)	(6,379)	(45,384)	711.5%

Net earned premium	$437,656	$428,396	$9,260	2.2%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies-in-force:

	As of June 30,
	2010	2009	Change	% Change
Policies-in-force
Personal auto insurance:
Focus States:
Urban Zones	647,582	588,366	59,216	10.1%
Non-Urban Zones	82,597	69,032	13,565	19.7%

Total Focus States	730,179	657,398	72,781	11.1%
Maintenance States	18,727	23,225	(4,498)	(19.4)%
Other States	2,858	5,148	(2,290)	(44.5)%

Total personal auto insurance	751,764	685,771	65,993	9.6%

Commercial Vehicle	31,472	24,780	6,692	27.0%
Classic Collector	34,194	54,265	(20,071)	(37.0)%
Other	0	95	(95)	(100.0)%

Total policies-in-force	817,430	764,911	52,519	6.9%

Gross written premium grew 15.4% and 12.5% during the second quarter and first six months of 2010, respectively, compared with the same periods of 2009. During the first six months of 2010, Infinity implemented 13 rate revisions in various states with an overall rate decrease of less than 1%. Policies-in-force at June 30, 2010 increased 6.9% compared with the same period in 2009. Gross written premium grew more than policies-in-force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with more restricted coverage.

During the second quarter and first six months of 2010, personal auto insurance gross written premium in Infinity’s Focus States grew 19.0% and 15.5%, respectively, when compared with the same periods of 2009, with growth in all states excluding Nevada. The increase in gross written premium is primarily a result of growth in Arizona, California, Florida and Pennsylvania.

•

Gross written premium in Arizona grew 23.1% during the second quarter and 43.3% for the first six months of 2010 compared with the same periods of 2009. Increased marketing efforts and rate decreases taken in the state during late 2009 contributed to the substantial growth. Although the Company intends to continue the aggressive marketing campaign in Arizona, tough economic, political and legal conditions in the state will most likely slow growth in the remainder of the year.

•

In California, gross written premium grew 6.0% during the second quarter and 2.2% for the first six months of 2010. Infinity believes that two program revisions that became effective in California during the second quarter will allow the company to more effectively segment its rates and stimulate further growth in the state.

•

In Florida, gross written premium grew 81.3% and 77.6% during the second quarter and first six months of 2010, respectively, compared with the same periods of 2009. Growth in Florida is attributable to increased marketing efforts coupled with underwriting restrictions recently implemented by competitors. Infinity took aggressive actions in 2008 and 2009 in advance of competitors to improve profit margins in Florida. Infinity has recently increased rates and modified certain underwriting rules in the state and expects premium growth to moderate throughout the rest of 2010.

•

Pennsylvania gross written premium increased by 34.7% and 27.1% during the second quarter and first six months of 2010, respectively, compared with the same periods of 2009. This increase is a result of new agency appointments and rate increases taken by competitors.

Gross written premium in the Maintenance States declined 19.8% and 22.0% during the second quarter and first six months of 2010 compared with the same periods of 2009, primarily due to declines in Connecticut. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 3.9% and 11.1% during the second quarter and first six months of 2010, respectively, compared with the same periods of 2009, primarily from growth in California resulting from the appointment of new agents. Premium growth has slowed recently as Infinity has tightened underwriting standards in this program.

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

The following table presents the statutory and GAAP combined ratios:

	Three months ended June 30,
	2010			2009			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	67.6%	22.0%	89.6%	71.9%	20.4%	92.3%	(4.3)%	1.6%	(2.8)%
Non-urban Zones	74.1%	23.6%	97.8%	70.6%	21.3%	91.9%	3.5%	2.3%	5.8%

Total Focus States	68.4%	22.2%	90.6%	71.8%	20.5%	92.3%	(3.3)%	1.7%	(1.7)%
Maintenance States	63.6%	24.1%	87.8%	74.1%	21.9%	96.0%	(10.4)%	2.2%	(8.2)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	67.9%	22.2%	90.1%	71.6%	20.6%	92.3%	(3.7)%	1.6%	(2.2)%

Commercial Vehicle	83.3%	19.3%	102.6%	62.0%	21.0%	83.1%	21.3%	(1.7)%	19.6%
Classic Collector	46.3%	36.2%	82.6%	47.6%	37.8%	85.4%	(1.3)%	(1.5)%	(2.8)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.9%	22.5%	90.4%	70.6%	20.6%	91.2%	(2.7)%	1.9%	(0.7)%

Total statutory ratios excluding development	76.9%	22.5%	99.4%	75.4%	20.6%	96.0%	1.5%	1.9%	3.4%

GAAP ratios	67.9%	23.9%	91.8%	70.6%	21.3%	91.9%	(2.7)%	2.6%	(0.1)%

NM: not meaningful due to the low premium for these lines.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30,
	2010			2009			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto Insurance:
Focus States:
Urban Zones	68.3%	21.2%	89.5%	71.9%	19.9%	91.8%	(3.6)%	1.3%	(2.4)%
Non-urban Zones	75.2%	21.6%	96.8%	70.2%	20.7%	90.9%	5.1%	0.8%	5.9%

Total Focus States	69.1%	21.2%	90.4%	71.7%	20.0%	91.7%	(2.5)%	1.2%	(1.3)%
Maintenance States	62.3%	25.0%	87.4%	75.9%	23.6%	99.5%	(13.5)%	1.4%	(12.1)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	68.6%	21.4%	89.9%	71.8%	20.3%	92.0%	(3.2)%	1.1%	(2.1)%

Commercial Vehicle	79.7%	19.6%	99.3%	64.6%	21.5%	86.1%	15.1%	(1.9)%	13.2%
Classic Collector	39.5%	39.9%	79.4%	38.0%	40.0%	78.0%	1.5%	(0.1)%	1.4%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	68.5%	21.6%	90.1%	70.5%	20.6%	91.1%	(2.0)%	1.0%	(1.0)%

Total statutory ratios excluding development	77.0%	21.6%	98.6%	75.2%	20.6%	95.8%	1.8%	1.0%	2.8%

GAAP ratios	68.5%	23.3%	91.8%	70.5%	21.6%	92.1%	(2.0)%	1.7%	(0.3)%

NM: not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The second quarter and first six months of 2010 benefited from $20.3 million and $37.0 million, respectively, of favorable development on loss and LAE reserves compared to $10.4 million and $20.2 million of favorable development for the same periods of 2009. Favorable development during 2010 is primarily driven by bodily injury and collision coverages in the states of California, Connecticut, Florida, Georgia and Arizona and is related to accident years 2009, 2008 and 2007. The Company believes that the favorable development recognized in 2010 has occurred as lower paid development patterns continue to emerge as a result of an increase in the claims settlement tempo over the last several years. Losses from catastrophes were $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively, compared to $0.2 million for each of the same periods of 2009.

The statutory combined ratio for the second quarter and first six months of 2010 decreased 0.7 and 1.0 points, respectively, compared with the same periods of 2009. Excluding the effect of favorable development on all periods, the statutory combined ratio increased by 3.4 and 2.8 points for the second quarter and first sixth months of 2010 when compared with the same periods of 2009. The GAAP combined ratio for the second quarter and first six months of 2010 decreased by 0.1 and 0.3 points, respectively. Excluding the effect of favorable development and one-time expense adjustments, the GAAP combined ratios for the second quarter and first six months of 2010 were 100.4% and 99.8%, respectively, compared to 96.7% and 96.8% for the same periods of 2009. Infinity expects the GAAP combined ratio, excluding redundancy releases, to be between 98.5% and 99.5% for the year as seasonality from the first half of the year moderates and tightened underwriting standards take effect.

The combined ratio in the Focus States declined 1.7 and 1.3 points in the second quarter and first six months of 2010, respectively. These declines are a result of a 4.3 and 3.6 point decline in the Urban Zone loss and LAE ratio, primarily in the California and Nevada loss ratios. Partially offsetting these declines were a 3.5 and 5.1 point increase in the loss and LAE ratio in the Non-urban Zones, primarily due to an increase in Florida. Florida’s combined ratio rose as a result of growth in new business in late 2009 and into 2010. Infinity has taken actions, including raising rates and modifying certain underwriting standards, to improve the underperforming segments of the Florida business.

The loss and LAE ratio in the Maintenance States declined 10.4 and 13.5 points in the second quarter and first six months of 2010, respectively, as a result of a decline in the loss ratio in Connecticut.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The loss and LAE ratio for the Commercial Vehicle business increased by 21.3 and 15.1 points during the second quarter and first six months of 2010 when compared with the same periods in 2009, primarily as a result of an increase in the loss ratio in California and Florida due to a shift toward new business, which typically has a higher loss ratio than renewal business. In addition, Infinity incurred several large losses in these states during the year. The Company is tightening underwriting standards in an effort to improve underperforming business.

Net Investment Income

Net investment income is comprised of gross investment revenue and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$11,889	$12,538	$23,536	$26,407
Dividends on equity securities	188	156	353	350

Gross investment income	$12,077	$12,694	$23,889	$26,758
Investment expenses	(494)	(541)	(1,011)	(961)

Net investment income	$11,583	$12,152	$22,878	$25,797

Average investment balance, at cost	$1,234,643	$1,212,301	$1,240,915	$1,200,795
Net investment income as a percentage of average investment balances	0.9%	1.0%	1.8%	2.1%

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and six months ended June 30, 2010 declined compared to the same periods in 2009 primarily due to a decline in book yields as a result of a general decline in market interest rates for high quality bonds. Infinity expects market rates to remain low throughout 2010, which will continue to depress investment income.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Impairments recognized in earnings	Realized gains on sales	Total realized gains	Impairments recognized in earnings	Realized gains on sales	Total realized gains
Fixed maturities	$(263)	$311	$48	$(829)	$999	$170
Equities	(4)	0	(4)	0	0	0

Total	$(267)	$311	$44	$(829)	$999	$170

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Impairments recognized in earnings	Realized gains on sales	Total realized losses	Impairments recognized in earnings	Realized gains on sales	Total realized losses
Fixed maturities	$(1,796)	$1,389	$(407)	$(8,345)	$2,388	$(5,957)
Equities	(4)	0	(4)	0	0	0

Total	$(1,800)	$1,389	$(411)	$(8,345)	$2,388	$(5,957)

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

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 6 of the Consolidated Financial Statements for additional information on the Senior Notes). Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for each of the three and six months ended June 30, 2010 was $2.7 million and $5.4 million, respectively, compared to $2.8 million and $5.5 million, respectively, for the same periods of 2009.

Corporate General and Administrative Expense

Corporate general and administrative expense was $2.2 million and $4.1 million, respectively, for the three and six months ended June 30, 2010, compared to $1.9 million and $3.6 million for the same periods of 2009. This increase was primarily due to an increase in the accrual of expense for the Performance Share Plan. Due to recent premium growth, a higher share award is indicated than was previously projected. See Note 2 of the Consolidated Financial Statements for additional information on the Performance Share Plan.

Other Expense

Other expense for the three months ended June 30, 2010 was $1.8 million compared to $0.8 million for the corresponding period of 2009. Other expense for the six months ended June 30, 2010 was $2.6 million compared to $1.4 million for the same period of 2009. The increase is primarily due to $1.4 million and $1.9 million, respectively, in sublease losses incurred during the second quarter and first six months 2010.

Income Taxes

The Company’s GAAP effective tax rate for the three and six months ended June 30, 2010 was 30.5% and 31.0%, respectively, compared to 30.4% and 35.6% for the same periods of 2009. See Note 7 of the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company with all of its operations being conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average approximately $8.2 million annually.

At June 30, 2010, Infinity had outstanding $195 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. (Refer to Note 6 of the Consolidated Financial Statements for more information on the Senior Notes).

In February 2010, Infinity increased its quarterly dividend to $0.14 per share from $0.12 per share. At this current amount, Infinity’s 2010 annualized dividend payments would be approximately $7.4 million.

In October 2006, the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date (for an aggregate of $203.1 million since inception) and modified the authority to include the repurchase of Infinity’s debt. During the first quarter of 2010, Infinity repurchased 251,900 shares at an average cost, excluding commissions, of $41.30. During the second quarter of 2010, Infinity repurchased 435,100 shares at an average cost, excluding commissions, of $46.67. Following the end of the second quarter, Infinity exhausted the $9.5 million of remaining authority on the share and debt repurchase program as of June 30, 2010, purchasing 197,900 shares at an average price, excluding commissions, of $47.91. On August 3, 2010, Infinity’s Board of Directors increased the authority under the 2006 repurchase program by $50.0 million and extended the date to execute this program to December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of June 30, 2010, Infinity had $199.8 million of cash and investments. In 2010, Infinity’s insurance subsidiaries may pay to Infinity up to $107.0 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2010, $50.0 million of dividends were paid to Infinity by its insurance subsidiaries.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At June 30, 2010, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and investment income on its $1.1 billion investment portfolio. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $24.6 million and $46.3 million for the three and six-month periods ended June 30, 2010, respectively, and approximately $3.6 million and $48.5 million for the three and six-month periods ended June 30, 2009, respectively.

Management believes that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

Reinsurance

Infinity uses excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2010, the catastrophe reinsurance provides protection for losses up to $15 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Infinity’s extra-contractual loss reinsurance provides for protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss. Infinity also uses reinsurance to mitigate losses on its Classic Collector business.

Premiums ceded under all reinsurance agreements for the three months ended June 30, 2010 and 2009 were $1.4 million and $1.3 million, respectively. Premiums ceded under these agreements for the six months ended June 30, 2010 and 2009 were $2.6 million and $2.6 million, respectively.

Investments

Infinity’s consolidated investment portfolio at June 30, 2010 contained approximately $1.2 billion in fixed maturity securities and $36.8 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2010, Infinity had pre-tax net unrealized gains of $40.3 million on fixed maturities and pre-tax net unrealized gains of $5.4 million on equity securities. Combined, the pre-tax net unrealized gain increased by $16.7 million for the six months ended June 30, 2010.

Approximately 94.6% of Infinity’s fixed maturity investments at June 30, 2010 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of Infinity’s fixed maturity portfolio is 3.2 years at June 30, 2010.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at June 30, 2010 is as follows (in thousands):

(in thousands)	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$199,948	$206,429	16.8%
Government-sponsored entities	44,186	45,548	3.7%

Total U.S. government and agencies	244,134	251,976	20.5%

State and municipal	350,041	361,808	29.5%

Mortgage-backed, CMOs and asset-backed:

Residential mortgage-backed securities	166,800	174,292	14.2%

Commercial mortgage-backed securities	35,217	36,332	3.0%

Collateralized mortgage obligations:
PAC	27,224	27,873	2.3%
Sequentials	19,742	20,213	1.6%
Junior	714	595	0.0%
Accretion directed	1,153	1,108	0.1%
Whole loan	6,447	6,503	0.5%

Total CMO	55,281	56,292	4.6%

Asset-backed securities:
Auto loans	4,446	4,517	0.4%
Home equity	996	959	0.1%
Credit card receivables	21,356	21,492	1.8%

Total ABS	26,797	26,968	2.2%

Total mortgage-backed, CMOs and asset-backed	284,096	293,884	24.0%

Corporates
Investment grade	209,558	218,516	17.8%
Non-investment grade	62,078	63,989	5.2%

Total corporates	271,635	282,504	23.0%

Total fixed maturities	1,149,907	1,190,173	97.0%
Equity securities	31,327	36,773	3.0%

Total investment portfolio	$1,181,233	$1,226,946	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of Infinity’s fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
U.S. government and agencies	$251,976	$0	$0	$0	$0	$251,976	21.2%
State and municipal	47,105	226,787	85,552	2,364	0	361,808	30.4%
Mortgage-backed, CMO and asset-backed	287,136	6,749	0	0	0	293,884	24.7%
Corporates	15,555	11,980	147,412	43,568	63,989	282,504	23.7%

Total Fair Value	$601,772	$245,516	$232,964	$45,932	$63,989	$1,190,173	100.0%

% of Total Fair Value	50.6%	20.6%	19.6%	3.9%	5.4%	100.0%

Other than securities backed by the U.S. government or issued by government-sponsored enterprises, Infinity’s fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At June 30, 2010, Infinity’s fixed maturity portfolio included 6 securities, or less than 1% of the total fair value of the fixed maturity portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at June 30, 2010, excluding Government-sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
1999	$0	$595	$0	$0	$0	$595	0.9%
2001	1,379	0	0	0	0	1,379	2.2%
2002	5,466	0	0	0	0	5,466	8.5%
2003	4,628	0	0	0	0	4,628	7.2%
2004	12,272	3,477	0	0	0	15,750	24.6%
2005	9,769	2,600	0	0	0	12,368	19.3%
2006	16,434	0	0	0	0	16,434	25.7%
2010	7,384	0	0	0	0	7,384	11.5%

Total Fair Value	$57,332	$6,672	$0	$0	$0	$64,004	100.0%

% of Total Fair Value	89.6%	10.4%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s GSE MBS and CMO portfolio at June 30, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2002	$5,677	$0	$0	$0	$0	$5,677	2.8%
2003	9,543	0	0	0	0	9,543	4.7%
2004	5,874	0	0	0	0	5,874	2.9%
2007	1,195	0	0	0	0	1,195	0.6%
2008	81,077	0	0	0	0	81,077	40.0%
2009	84,125	0	0	0	0	84,125	41.5%
2010	15,419	0	0	0	0	15,419	7.6%

Total Fair Value	$202,912	$0	$0	$0	$0	$202,912	100.0%

% of Total Fair Value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at June 30, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
2001	$70	$0	$0	$0	$0	$70	0.3%
2003	5,862	0	0	0	0	5,862	21.7%
2004	0	77	0	0	0	77	0.3%
2006	744	0	0	0	0	744	2.8%
2007	3,910	0	0	0	0	3,910	14.5%
2008	5,437	0	0	0	0	5,437	20.2%
2009	8,337	0	0	0	0	8,337	30.9%
2010	2,531	0	0	0	0	2,531	9.4%

Total Fair Value	$26,891	$77	$0	$0	$0	$26,968	100.0%

% of Total Fair Value	99.7%	0.3%	0.0%	0.0%	0.0%	100.0%

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

Infinity’s investment portfolio consists of $361.8 million of municipal bonds, of which $151.9 million are insured. Of the insured bonds, 45.6% are insured with MBIA, 31.1% with Assured Guaranty, 23.0% with AMBAC and 0.4% are insured with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the municipal bond portfolio (in thousands) at June 30, 2010:

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$5,482	3.6%	$41,623	19.8%	$47,105	13.0%
AA+, AA, AA-	87,416	57.6%	139,371	66.4%	226,787	62.7%
A+, A, A-	56,624	37.3%	28,928	13.8%	85,552	23.6%
BBB+, BBB, BBB-	2,364	1.6%	0	0.0%	2,364	0.7%

Total	$151,887	100.0%	$209,921	100.0%	$361,808	100.0%

The following table presents the credit rating and fair value of Infinity’s municipal bond portfolio, by state, at June 30, 2010 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- Investment Grade	Fair Value	% of Total Exposure
TX	$14,493	$15,446	$4,636	$0	$0	$34,575	9.6%
GA	9,635	8,546	11,183	0	0	29,363	8.1%
NY	0	25,435	0	0	0	25,435	7.0%
FL	0	13,741	10,156	0	0	23,898	6.6%
WA	1,486	16,257	0	0	0	17,743	4.9%
PA	0	9,082	8,321	0	0	17,403	4.8%
MI	397	5,943	8,577	0	0	14,916	4.1%
CO	1,761	8,746	4,109	0	0	14,616	4.0%
IN	0	13,141	0	0	0	13,141	3.6%
MO	4,844	3,454	1,398	2,364	0	12,059	3.3%
All other states	14,490	106,996	37,173	0	0	158,659	43.9%

Total Fair Value	$47,105	$226,787	$85,552	$2,364	$0	$361,808	100.0%

% of Total Fair Value	13.0%	62.7%	23.6%	0.7%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2010, there were no material changes to the information provided in Infinity’s Form 10-K for the year ended December 31, 2009 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2010. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first six months of 2010 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 1, 2010 – April 30, 2010	48,600	$46.43	48,600	$27,550,979

May 1, 2010 – May 31, 2010	142,200	$46.22	142,200	20,974,608

June 1, 2010 – June 30, 2010	244,300	$46.98	244,300	9,490,712

Total	435,100	$46.67	435,100	$9,490,712

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. Effective August 6, 2009, Infinity’s Board of Directors increased this authority by $28.8 million to $50.0 million as of that date and modified the authority to include the repurchase of Infinity’s debt. In addition to $25.0 million in shares repurchased during 2009, Infinity repurchased approximately $5.0 million of debt. Following the end of the second quarter, Infinity exhausted the $9.5 million of remaining authority on the share and debt repurchase program as of June 30, 2010, purchasing 197,900 shares at an average price, excluding commissions, of $47.91. On August 3, 2010, Infinity’s Board of Directors increased the authority under the 2006 repurchase program by $50.0 million and extended the date to execute this program to December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 10 -	Amended and Restated Employee Stock Purchase Plan.

Exhibit 31.1 -	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 -	XBRL Instance Document

Sign ature

Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 6, 2010		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)