Form 10-Q
period 2010-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2010-11-05
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 12,517,071 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Revenues:
Earned premium	$232,503	$210,337	10.5%	$670,159	$638,734	4.9%

Net investment income	11,090	12,107	(8.4)%	33,968	37,904	(10.4)%

Net realized gains (losses) on investments*	7,991	(12,113)	NM	7,580	(18,070)	NM
Other income	85	25	240.0%	206	96	114.6%

Total revenues	251,669	210,357	19.6%	711,913	658,665	8.1%

Costs and Expenses:
Losses and loss adjustment expenses	152,304	141,057	8.0%	452,227	443,151	2.0%

Commissions and other underwriting expenses	53,340	47,127	13.2%	155,349	139,778	11.1%

Interest expense	2,701	2,769	(2.5)%	8,101	8,306	(2.5)%

Corporate general and administrative expenses	2,057	1,590	29.4%	6,155	5,170	19.0%
Other expenses	(374)	404	NM	2,182	1,820	19.9%

Total costs and expenses	210,028	192,946	8.9%	624,014	598,225	4.3%

Earnings before income taxes	41,641	17,411	139.2%	87,899	60,440	45.4%

Provision for income taxes	10,810	9,187	17.7%	25,169	24,508	2.7%

Net Earnings	$30,831	$8,224	274.9%	$62,730	$35,932	74.6%

Earnings per Common Share:
Basic	$2.45	$0.61	301.6%	$4.83	$2.62	84.4%

Diluted	2.39	0.60	298.3%	4.72	2.58	82.9%

Average Number of Common Shares:
Basic	12,576	13,534	(7.1)%	12,980	13,713	(5.3)%

Diluted	12,913	13,753	(6.1)%	13,292	13,921	(4.5)%

Cash Dividends per Common Share	$0.14	$0.12	16.7%	$0.42	$0.36	16.7%

* Net realized gains (losses) before impairment losses	$8,141	$(1,077)	NM	$9,530	$1,311	626.9%

Total other-than-temporary impairment (OTTI) losses	(49)	(250)	(80.4)%	(191)	(11,832)	(98.4)%
Non-credit portion in other comprehensive income	0	0	0.0%	0	3,783	(100.0)%
OTTI losses reclassified from other comprehensive income	(101)	(10,786)	(99.1)%	(1,760)	(11,332)	(84.5)%

Net impairment losses recognized in earnings	(150)	(11,037)	(98.6)%	(1,951)	(19,381)	(89.9)%

Total net realized gains (losses) on investments	$7,991	$(12,113)	NM	$7,580	$(18,070)	NM

NM = Not meaningful

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Fixed maturities - at fair value (amortized cost $1,161,185 and $1,125,776)	$1,207,808	$1,146,692
Equity securities- at fair value (cost $31,327 and $31,331)	40,838	39,438

Total investments	1,248,645	1,186,131
Cash and cash equivalents	65,352	99,700
Accrued investment income	11,861	11,237
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $12,092 and $10,853	346,436	295,691
Property and equipment, net of accumulated depreciation of $49,774 and $42,092	26,950	27,916
Prepaid reinsurance premium	2,013	1,536
Recoverable from reinsurers (includes $120 and $316 on paid losses and loss adjustment expenses)	17,341	18,031
Deferred policy acquisition costs	81,833	68,839
Current and deferred income taxes	6,732	10,258
Other assets	12,104	9,057
Goodwill	75,275	75,275

Total assets	$1,894,542	$1,803,671

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$497,454	$509,114
Unearned premium	438,060	376,068
Payable to reinsurers	0	58
Long-term debt (fair value $198,962 and $192,309)	194,709	194,651
Commissions payable	21,264	18,012
Payable for securities purchased	9,705	17,576
Other liabilities	81,627	70,032

Total liabilities	1,242,819	1,185,511

Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,142,747 and 21,082,139 shares issued)	21,195	21,064
Additional paid-in capital	348,426	344,031
Retained earnings	598,449	541,167
Accumulated other comprehensive income, net of tax	37,069	19,500
Treasury stock, at cost (8,588,262 and 7,584,762 shares)	(353,417)	(307,602)

Total shareholders’ equity	651,723	618,160

Total liabilities and shareholders’ equity	$1,894,542	$1,803,671

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$35,932	$—	$—	$35,932
Net change in postretirement benefit liability	—	—	—	(73)	—	(73)
Change in unrealized gain on investments	—	—	—	29,834	—	29,834
Change in non-credit component of impairment losses on fixed maturities	—	—	—	11,936	—	11,936

Comprehensive income						$77,629
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	0
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(4,958)	—	—	(4,958)
Shares issued and share-based compensation expense	57	1,843	—	—	—	1,900
Acquisition of treasury stock	—	—	—	—	(20,583)	(20,583)

Balance at September 30, 2009	$21,056	$343,732	$508,132	$22,914	$(303,178)	$592,656

Net earnings	$—	$—	$34,662	$—	$—	$34,662
Net change in postretirement benefit liability	—	—	—	(4)	—	(4)
Change in unrealized gain on investments	—	—	—	(8,308)	—	(8,308)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	4,898	—	4,898

Comprehensive income						$31,248
Dividends paid to common shareholders	—	—	(1,626)	—	—	(1,626)
Shares issued and share-based compensation expense	8	299	—	—	—	307
Acquisition of treasury stock	—	—	—	—	(4,425)	(4,425)

Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160

Net earnings	$—	$—	$62,730	$—	$—	$62,730
Net change in postretirement benefit liability	—	—	—	(52)	—	(52)
Change in unrealized gain on investments	—	—	—	14,002	—	14,002
Change in non-credit component of impairment losses on fixed maturities	—	—	—	3,620	—	3,620

Comprehensive income						$80,300
Dividends paid to common shareholders	—	—	(5,449)	—	—	(5,449)
Shares issued and share-based compensation expense	132	4,395	—	—	—	4,527
Acquisition of treasury stock	—	—	—	—	(45,815)	(45,815)

Balance at September 30, 2010	$21,195	$348,426	$598,449	$37,069	$(353,417)	$651,723

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended September 30,
	2010	2009
Operating Activities:
Net earnings	$30,831	$8,224
Adjustments:
Depreciation and amortization	4,294	2,706
Net realized (gains) losses on investments	(7,991)	12,113
Loss on disposal of property and equipment	4	2
Share-based compensation expense	1,139	321
(Increase) decrease in accrued investment income	(8)	156
Increase in agents’ balances and premium receivable	(10,810)	(3,091)
Decrease in reinsurance receivables	1,253	1,514
(Increase) decrease in deferred policy acquisition costs	(3,689)	45
Decrease in other assets	3,200	1,218
Decrease in unpaid losses and loss adjustment expenses	(4,813)	(1,977)
Increase in unearned premium	10,039	1,064
Decrease in other liabilities	(3,780)	(2,283)

Net cash provided by operating activities	19,668	20,012

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(178,622)	(236,935)
Equity securities	0	(1,700)
Property and equipment	(1,205)	(1,433)
Maturities and redemptions of fixed maturities	34,692	51,757
Sales of fixed maturities	145,219	152,044

Net cash provided by (used in) investing activities	84	(36,266)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	652	529
Acquisition of treasury stock	(16,436)	(1,692)
Dividends paid to shareholders	(1,762)	(1,633)

Net cash used in financing activities	(17,547)	(2,796)

Net increase (decrease) in cash and cash equivalents	2,205	(19,050)
Cash and cash equivalents at beginning of period	63,147	149,146

Cash and cash equivalents at end of period	$65,352	$130,097

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009
Operating Activities:
Net earnings	$62,730	$35,932
Adjustments:
Depreciation and amortization	12,574	7,343
Net realized (gains) losses on investments	(7,580)	18,070
Loss on disposal of property and equipment	7	98
Share-based compensation expense	3,182	1,111
(Increase) decrease in accrued investment income	(625)	862
Increase in agents’ balances and premium receivable	(50,745)	(8,949)
Decrease in reinsurance receivables	214	4,708
Increase in deferred policy acquisition costs	(12,994)	(1,073)
(Increase) decrease in other assets	(9,009)	4,995

Decrease in unpaid losses and loss adjustment expenses	(11,660)	(12,731)
Increase in unearned premium	61,993	7,594
Decrease in payable to reinsurers	(58)	(954)
Increase in other liabilities	14,846	4,484

Net cash provided by operating activities	62,876	61,489

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(371,671)	(393,813)
Equity securities	0	(1,817)
Property and equipment	(6,906)	(3,718)
Maturities and redemptions of fixed maturities	105,828	119,653
Sales of fixed maturities	225,403	245,740

Net cash used in investing activities	(47,346)	(33,955)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	1,344	790
Acquisition of treasury stock	(45,775)	(20,837)
Dividends paid to shareholders	(5,449)	(4,958)

Net cash used in financing activities	(49,879)	(25,006)

Net (decrease) increase in cash and cash equivalents	(34,349)	2,528
Cash and cash equivalents at beginning of period	99,700	127,568

Cash and cash equivalents at end of period	$65,352	$130,097

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

INDEX TO NOTES

1.Reporting and Accounting Policies	6.Long-Term Debt

2.Share-Based Compensation	7.Income Taxes

3.Computation of Earnings Per Share	8.Additional Information

4.Fair Value	9.Insurance Reserves

5.Investments	10.Commitments and Contingencies

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

Basis of Consolidation and Reporting

The accompanying consolidated financial statements are unaudited and should be read in conjunction with Infinity Property and Casualty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on Infinity’s financial performance since the beginning of the year.

These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

Infinity has evaluated events that occurred after September 30, 2010 for recognition or disclosure in the Company’s financial statements and the notes to the financial statements.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

Restricted Stock Plan

Infinity’s Amended Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There were 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued through September 30, 2010. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

On July 31, 2007, Infinity’s Compensation Committee approved the grant of 72,234 shares of restricted stock to certain officers under the Amended Restricted Stock Plan. These shares will vest in full on July 31, 2011. During the vesting period, the shares will not have voting rights but will accrue dividends, which will not be paid until the shares have vested. The shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation. During the third quarter and first nine months of 2010, $0.2 million and $0.6 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock. During the third quarter and first nine months of 2009, $0.2 million and $0.6 million, respectively, of expense was recorded in the Consolidated Statements of Earnings related to the grant of restricted stock.

Non-employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-employee Directors’ Stock Ownership Plan (the “Directors’ Plan”). The purpose of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 37,302 shares have been issued through September 30, 2010. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and the recipient may not sell or transfer the shares for six months from the date of grant. On June 1, 2010, 7,672 shares of common stock, determined pursuant to the Directors’ Plan and valued at $350,000, were issued to Infinity’s non-employee directors. On June 1, 2009, 9,583 shares of common stock, determined pursuant to the Directors’ Plan and valued at $350,000, were issued to Infinity’s non-employee directors. Participants’ shares are treated as issued and outstanding for basic and diluted earnings per share calculations.

Employee Stock Purchase Plan

Infinity established the Employee Stock Purchase Plan (the “ESPP”) in 2004. Under this plan, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that may be issued under the ESPP is 1,000,000, of which 41,434 have been issued through September 30, 2010. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. The 15% discount for shares purchased during the three-month periods ended September 30, 2010 and 2009 approximated $10,000 and $8,000, respectively. The 15% discount for shares purchased during the nine-month periods ended September 30, 2010 and 2009 approximated $26,000 and $24,000, respectively. The discounts were recognized as compensation expense in the Consolidated Statements of Earnings in each period. Participants’ shares are treated as issued and outstanding for basic and diluted earnings per share calculations.

Performance Share Plan

In 2008, Infinity’s shareholders approved the Performance Share Plan (the “Plan”). The purpose of the Plan is to align further the interest of management with the long-term shareholders of the Company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Plan is administered by the Compensation Committee (“Committee”), which is composed solely of three outside directors as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determine the Plan participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the Plan is limited to 500,000 shares. No shares have been issued under this plan. During the third quarter and first nine months of 2010, approximately $0.9 million and $2.2 million of expense,

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

respectively, was recognized in the Consolidated Statements of Earnings for the Plan. During the third quarter and first nine months of 2009, approximately $0.1 million and $0.2 million of expense, respectively, was recognized in the Consolidated Statements of Earnings for the Plan.

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

The weighted-average grant date fair values of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of September 30, 2010	106,050	156,840

The following table describes activity for Infinity’s Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2009	312,840	$23.05
Granted	0	—
Exercised	(48,950)	$21.73
Forfeited	(1,000)	$33.58

Outstanding at September 30, 2010	262,890	$23.26	2.79	$6.7

Vested as of September 30, 2010	262,890	$23.26	2.79	$6.7
Exercisable as of September 30, 2010	262,890	$23.26	2.79	$6.7

(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

The Stock Compensation topic of the FASB Accounting Standards codification requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. As of September 30, 2010, Infinity used an estimated forfeiture rate of 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Cash received from option exercises for the nine months ended September 30, 2010 and 2009 was approximately $1.1 million and $0.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

arrangements was approximately $0.1 million and $0.2 million, respectively, for the nine months ended September 30, 2010 and 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was approximately $0.7 million and $0.5 million, respectively.

Infinity has a policy of issuing new stock for the exercise of stock options.

Note 3 Computation of Earnings per Share

The following table illustrates the computation of Infinity’s basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net earnings for basic and diluted earnings per share	$30,831	$8,224	$62,730	$35,932
Average basic shares outstanding	12,576	13,534	12,980	13,713

Basic earnings per share	$2.45	$0.61	$4.83	$2.62

Average basic shares outstanding	12,576	13,534	12,980	13,713
Restricted stock not yet vested	72	72	72	72
Dilutive effect of assumed option exercises	141	146	141	136
Dilutive effect of Performance Share Plan	124	0	98	0

Average diluted shares outstanding	12,913	13,753	13,292	13,921

Diluted earnings per share	$2.39	$0.60	$4.72	$2.58

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Fair Value

Fair values of instruments are based on:

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

The following table presents for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$65,352	$—	$—	$65,352
Fixed maturity securities:
U.S. government	181,697	—	—	181,697
Government-sponsored entities	—	46,279	5,061	51,340
State and municipal	—	397,978	—	397,978
Mortgage-backed securities:
Residential	—	178,536	—	178,536
Commercial	—	38,354	—	38,354

Total mortgage-backed securities	$—	$216,890	$—	$216,890
Collateralized mortgage obligations	—	49,390	1,455	50,844
Asset-backed securities	—	27,938	—	27,938
Corporates	—	257,788	23,332	281,121

Total fixed maturities	$181,697	$996,263	$29,848	$1,207,808
Equity securities	40,837	1	—	40,838

Total	$287,886	$996,263	$29,848	$1,313,997

Percentage of total	21.9%	75.8%	2.3%	100.0%

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

A third party, nationally recognized pricing service provides the fair value of securities in Level 2. Infinity periodically reviews the third party pricing methodologies and tests for significant differences between the market price used to value the security and recent sales activity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category at September 30, 2010 (in thousands):

	For the three months ended September 30, 2010
	Government- Sponsored Entities	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Asset- Backed Securities	Corporates	Total
Balance at beginning of period	$5,087	$0	$0	$1,703	$0	$13,643	$20,433
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(3)	0	(99)	(102)
Included in other comprehensive income	(26)	0	0	42	0	301	317
Purchases	0	0	0	0	0	5,257	5,257
Sales	0	0	0	0	0	0	0
Settlements	0	0	0	(286)	0	(314)	(600)
Transfers in	0	0	0	0	0	5,541	5,541
Transfers out	0	0	0	0	0	(997)	(997)

Balance at end of period	$5,061	$0	$0	$1,455	$0	$23,332	$29,848

	For the nine months ended September 30, 2010
	Government- Sponsored Entities	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Asset- Backed Securities	Corporates	Total
Balance at beginning of period	$4,392	$3,810	$6,169	$8,888	$576	$13,469	$37,302
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(14)	0	(1,738)	(1,753)
Included in other comprehensive income	49	0	0	129	0	2,546	2,725
Purchases	0	0	0	0	645	6,896	7,541
Sales	0	0	0	0	0	(334)	(334)
Settlements	(277)	0	0	(680)	0	(1,571)	(2,528)
Transfers in	897	0	0	0	0	5,541	6,437
Transfers out	0	(3,810)	(6,169)	(6,867)	(1,221)	(1,476)	(19,542)

Balance at end of period	$5,061	$0	$0	$1,455	$0	$23,332	$29,848

Of the $29.8 million fair value of securities in Level 3, which consists of 16 securities, 13 are priced based on non-binding broker quotes or prices from various outside sources. The remaining three securities, which have a fair value of $3.1 million, are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at September 30, 2010 and the average spreads to Treasury for the type and rating of the security being priced.

Approximately $19.5 million of securities in Level 3 at December 31, 2009 were transferred to Level 2 during the nine months ended September 30, 2010 because a price for those securities was obtained from a third party, nationally recognized pricing service. Approximately $6.4 million of securities were transferred into Level 3 from Level 2 during the nine months ended September 30, 2010 because the Company could not obtain a price from a third party, nationally recognized pricing service. There were no transfers between Levels 1 and 2.

The gains or losses included in net earnings are included in the line item net realized gains (losses) on investments in the Consolidated Statements of Earnings. The net gains or losses included in other comprehensive income are recognized in the line item change in unrealized gain on investments or the line item change in non-credit component of impairment losses on fixed maturities in the Consolidated Statements of Changes in Shareholders’ Equity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of Infinity’s financial instruments (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$65,352	$65,352	$99,700	$99,700
Available-for-sale securities
Fixed maturities	1,207,808	1,207,808	1,146,692	1,146,692
Equity securities	40,838	40,838	39,438	39,438

Total cash and investments	$1,313,997	$1,313,997	$1,285,831	$1,285,831

Liabilities:
Long-term debt	$194,709	$198,962	$194,651	$192,309

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

All fixed maturity and equity securities are considered available-for-sale and reported at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2010 were $145.2 million and $225.4 million, respectively. Proceeds from sales of securities for the three and nine months ended September 30, 2009 were $152.0 million and $245.7 million, respectively. These proceeds are net of $2.3 million of receivable for securities sold during the third quarter of 2009 that had not settled at September 30, 2009. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of Infinity’s investment portfolio follows (in thousands):

	September 30, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$177,149	$4,548	$0	$0	$181,697
Government-sponsored entities	49,547	1,793	0	0	51,340
State and municipal	382,351	15,680	(54)	0	397,978
Mortgage-backed securities:
Residential	172,301	6,276	(40)	0	178,536
Commercial	36,937	1,462	(45)	0	38,354

Total mortgage-backed securities	$209,238	$7,737	$(85)	$0	$216,890
Collateralized mortgage obligations	49,677	1,292	(1)	(123)	50,844
Asset-backed securities	27,488	483	(31)	(2)	27,938
Corporates	265,736	15,391	(6)	0	281,121

Total fixed maturities	$1,161,185	$46,925	$(177)	$(125)	$1,207,808
Equity securities	31,327	9,511	0	0	40,838

Total	$1,192,511	$56,436	$(177)	$(125)	$1,248,645

	December 31, 2009
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$187,915	$4,063	$(717)	$0	$191,261
Government-sponsored entities	56,344	790	(118)	0	57,015
State and municipal	342,696	9,020	(1,640)	0	350,076
Mortgage-backed securities:
Residential	149,354	3,549	(36)	0	152,867
Commercial	53,338	637	(49)	0	53,926

Total mortgage-backed securities	$202,692	$4,186	$(85)	$0	$206,793
Collateralized mortgage obligations	65,249	619	(387)	(901)	64,580
Asset-backed securities	6,760	41	(71)	(5)	6,726
Corporates	264,120	8,190	(696)	(1,374)	270,241

Total fixed maturities	$1,125,776	$26,909	$(3,714)	$(2,279)	$1,146,692
Equity securities	31,331	8,108	0	0	39,438

Total	$1,157,107	$35,017	$(3,714)	$(2,279)	$1,186,131

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
September 30, 2010
Fixed maturities:
U.S. government	—	$—	$—	0.0%	—	$—	$—	0.0%
Government-sponsored entities	—	—	—	0.0%	—	—	—	0.0%
State and municipal	12	25,193	(54)	0.2%	—	—	—	0.0%
Mortgage-backed securities:
Residential	3	14,542	(40)	0.3%	—	—	—	0.0%
Commercial	4	4,819	(7)	0.2%	4	3,728	(37)	1.0%

Total mortgage-backed securities	7	$19,361	$(48)	0.2%	4	$3,728	$(37)	1.0%
Collateralized mortgage obligations	1	438	(1)	0.3%	2	1,455	(123)	7.8%
Asset-backed securities	2	1,148	(31)	2.6%	1	69	(2)	3.0%
Corporates	5	3,301	(6)	0.2%	—	—	—	0.0%

Total fixed maturities	27	$49,441	$(140)	0.3%	7	$5,252	$(162)	3.0%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	27	$49,441	$(140)	0.3%	7	$5,252	$(162)	3.0%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Loss as % of Cost
December 31, 2009
Fixed maturities:
U.S. government	11	$46,288	$(717)	1.5%	—	$—	$—	0.0%
Government-sponsored entities	2	23,440	(118)	0.5%	—	—	—	0.0%
State and municipal	39	98,053	(1,640)	1.6%	—	—	—	0.0%
Mortgage-backed securities:
Residential	5	26,305	(36)	0.1%	—	—	—	0.0%
Commercial	8	11,742	(49)	0.4%	—	—	—	0.0%

Total mortgage-backed securities	13	$38,047	$(85)	0.2%	—	$—	$—	0.0%
Collateralized mortgage obligations	5	17,916	(131)	0.7%	7	14,133	(1,157)	7.6%
Asset-backed securities	1	576	(1)	0.2%	3	536	(75)	12.3%
Corporates	32	57,203	(768)	1.3%	18	8,117	(1,301)	13.8%

Total fixed maturities	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%
Equity securities	—	—	—	0.0%	—	—	—	0.0%

Total	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%

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

	September 30, 2010	December 31, 2009
Number of positions held with unrealized:
Gains	564	413
Losses	34	131

Number of positions held that individually exceed unrealized:
Gains of $500,000	5	4
Losses of $500,000	0	1

Percentage of positions held with unrealized:
Gains that were investment grade	77%	76%
Losses that were investment grade	91%	78%

Percentage of fair value held with unrealized:
Gains that were investment grade	91%	94%
Losses that were investment grade	99%	95%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by age and severity at September 30, 2010 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater than 10%*

Less than or equal to:
Three months	$46,310	$(92)	$(92)	$0	$0
Six months	2,720	(26)	(26)	0	0
Nine months	0	0	0	0	0
Twelve months	1,297	(44)	(22)	(22)	0
Greater than twelve months	4,367	(141)	(27)	0	(114)

Total	$54,693	$(302)	$(166)	$(22)	$(114)

*	As a percentage of amortized cost or cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities[1]	Equity Securities	Tax Effects	Net
Nine months ended September 30, 2010
Unrealized holding gains (losses) on securities arising during the period	$33,290	$1,399	$(12,141)	$22,548
Realized (gains) losses on securities sold	(9,530)	0	3,336	(6,195)
Impairment loss recognized in earnings	1,947	4	(683)	1,268

Change in unrealized gains (losses) on marketable securities, net	$25,706	$1,403	$(9,488)	$17,621

Nine months ended September 30, 2009
Unrealized holding gains (losses) on securities arising during the period	$39,999	$6,192	$(16,167)	$30,024
Realized (gains) losses on securities sold	(1,311)	0	459	(852)
Impairment loss recognized in earnings	19,381	0	(6,783)	12,598

Change in unrealized gains (losses) on marketable securities, net	$58,069	$6,192	$(22,491)	$41,770

1 The change in unrealized gains (losses) for the nine months ended September 30, 2009 excludes a $38.1 million reclassification of the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income

For fixed maturity securities that are other-than-temporarily impaired, Infinity assesses its intent to sell and the likelihood that the Company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but the Company does not intend to and is not more than likely to be required to sell the security before its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income. If Infinity intends to sell or will more likely than not be required to sell a security, the entire amount of the impairment is treated as a credit loss.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities for which a portion was recognized in accumulated other comprehensive income (in thousands):

Balance at December 31, 2009	$3,136

Additional credit impairments on:
Previously impaired securities	1,753
Securities without prior impairments	7
Reductions for securities sold and pay downs	(1,503)

Balance at September 30, 2010	$3,394

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2010, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities

One year or less	$79,513	$0	$0	$79,513	$78,638
After one year through five years	450,202	861	2,413	453,476	433,772
After five years through ten years	261,209	22,310	0	283,519	270,017
After ten years	90,304	5,322	0	95,627	92,355
Mortgage-backed, asset-backed and collateralized mortgage obligations	269,473	26,199	0	295,672	286,402

Total	$1,150,701	$54,693	$2,413	$1,207,808	$1,161,185

Note 6 Long-Term Debt

In February 2004, Infinity issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. During 2009, Infinity repurchased $5.0 million of its debt, bringing the outstanding principal to $195.0 million. The September 30, 2010 fair value of $199.0 million was calculated using a 233 basis point spread to the ten-year U.S. Treasury Note of 2.512%.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2010, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2010 was $10.8 million and $25.2 million, respectively, compared to $9.2 million and $24.5 million for the same periods of 2009. The following table reconciles Infinity’s income taxes at statutory rates to its effective provision for income taxes (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Earnings before income taxes	$41,641	$17,411	$87,899	$60,440

Income taxes at statutory rates	14,574	6,094	30,765	21,154
Effect of:
Dividends-received deduction	(43)	(38)	(117)	(111)
Tax-exempt interest	(895)	(601)	(2,667)	(1,846)
Adjustment to valuation allowance	(2,849)	3,708	(2,872)	5,277
Other	23	24	60	34

Provision for income taxes	$10,810	$9,187	$25,169	$24,508

GAAP effective tax rate	26.0%	52.8%	28.6%	40.6%

During the third quarter and first nine months of 2010, Infinity decreased its tax valuation allowance by approximately $2.8 million and $2.9 million, respectively. This adjustment is primarily due to the utilization of a capital loss carryforward. The following table illustrates the Company’s remaining capital loss carryforwards at September 30, 2010 (in thousands).

	Expiring	Amount
Capital loss carryforward	2012	$143
Capital loss carryforward	2014	$2,858

In the third quarter and first nine months of 2009, Infinity increased its tax valuation allowance by approximately $3.7 million and $5.3 million, respectively, primarily due to an increase in the deferred tax asset related to other-than-temporary impaired securities.

Note 8 Additional Information

Supplemental Cash Flow Information

The Company made the following payments that are not separately disclosed in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Income tax payments	$9,400	$8,500	$31,000	$25,700
Interest payments on debt	5,363	5,500	10,725	11,000

Negative Cash Book Balances

Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $29.9 million and $22.1 million, respectively, at September 30, 2010 and December 31, 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at Beginning of Period
Unpaid losses on known claims	$170,692	$169,753	$164,134	$179,530
IBNR losses	185,553	196,830	193,790	196,891
LAE	146,022	167,419	151,191	168,335

Total unpaid losses and LAE	502,267	534,002	509,114	544,756
Reinsurance recoverables	(18,574)	(18,557)	(17,715)	(20,516)

Unpaid losses and LAE, net of reinsurance recoverables	483,693	515,445	491,399	524,241

Current Activity
Loss and LAE incurred:
Current accident year	169,094	154,269	505,982	476,515
Prior accident years	(16,790)	(13,211)	(53,755)	(33,364)

Total loss and LAE incurred	152,304	141,057	452,227	443,151
Loss and LAE payments:
Current accident year	(114,387)	(101,870)	(262,287)	(239,046)
Prior accident years	(41,376)	(40,514)	(201,105)	(214,227)

Total loss and LAE payments	(155,763)	(142,384)	(463,393)	(453,273)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	480,234	514,118	480,234	514,118
Add back reinsurance recoverables	17,221	17,907	17,221	17,907

Total unpaid losses and LAE	$497,454	$532,025	$497,454	$532,025

Unpaid losses on known claims	$173,542	$169,814	$173,542	$169,814
IBNR losses	182,666	196,715	182,666	196,715
LAE	141,247	165,497	141,247	165,497

Total unpaid losses and LAE	$497,454	$532,025	$497,454	$532,025

Bodily injury and property damage coverage in California, Florida, Pennsylvania, Texas and Connecticut as well as the Commercial Vehicle product related to accident years 2009, 2008 and 2007 were the primary source of the $16.8 million and $53.8 million, respectively, of favorable reserve development during the three and nine months ended September 30, 2010.

The $13.2 million and $33.4 million of favorable development during the three and nine months ended September 30, 2009, respectively, primarily relates to liability coverage on the nonstandard personal auto programs in California, Connecticut and Florida in accident years 2006 through 2008. In addition, there was favorable development on loss and LAE reserves relating to liability coverage in the Commercial Vehicle program. Included in the favorable development for the three and nine months ended September 30, 2009 is $2.4 million and $2.6 million, pre-tax respectively, related to the cancellation of non-escheatable claim checks.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Commitments and Contingencies

Commitments

There have been no other material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2009. For a description of the Company’s previously reported commitments, refer to Note 16 in the Form 10-K for the year ended December 31, 2009 and Note 10 in the Form 10-Q for the quarter ended June 30, 2010.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that could be considered “forward-looking statements” which anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions, and projections. Statements which include the words “assumes,” “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premium growth, earnings, investment performance, expected losses, rate changes and loss experience.

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

OVERVIEW

Despite a weak economy, the Company continued to enjoy strong growth in written premiums. The third quarter of 2010 marks the fourth consecutive quarter that the Company has experienced growth in written premiums. This increase is a result of aggressive marketing efforts intended to expand Infinity’s presence in its target markets, including the appointment of new agents in the Urban Zones and increased advertising. See Results of Operations – Underwriting – Premium for a more detailed discussion of Infinity’s gross written premium growth.

Net earnings and diluted earnings per share for the three months ended September 30, 2010 were $30.8 million and $2.39, respectively, compared to $8.2 million and $0.60, respectively, for the three months ended September 30, 2009. Net earnings and diluted earnings per share for the nine months ended September 30, 2010 were $62.7 million and $4.72, respectively, compared to $35.9 million and $2.58, respectively, for the nine months ended September 30, 2009. The increase in diluted earnings per share for the nine months ended September 30, 2010 is primarily due to an increase in underwriting income coupled with a decline in other-than-temporary impairment losses.

Infinity had a net realized gain on investments of $8.0 million for the third quarter of 2010 compared to a net realized loss of $12.1 million in the third quarter of 2009. Net realized gains on investments were $7.6 million for the first nine months of 2010 compared to net realized losses of $18.1 million for the same period of 2009. Included in the net realized gain for the first nine months of 2010 is $2.0 million of other-than-temporary impairments on fixed income securities compared with $19.4 million of impairments during the first nine months of 2009. Included in the net realized gain for the third quarter of 2010 is $0.2 million of other-than-temporary impairments on fixed income securities compared with $11.0 million of impairments during the third quarter of 2009.

Included in net earnings for the three and nine months ended September 30, 2010 were $10.9 million ($16.8 million pre-tax) and $34.9 million ($53.8 million pre-tax), respectively, of favorable development on prior accident period loss and LAE reserves. Included in net earnings for the three and nine months ended September 30, 2009 were $8.6 million ($13.2 million pre-tax) and $21.7 million ($33.4 million pre-tax), respectively, of favorable development. The following table displays combined ratio results by accident year developed through September 30, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through			Prior Accident Year Favorable / (Unfavorable) Development		Prior Accident Year Favorable / (Unfavorable) Development (in millions)
Accident Year	Dec. 2009	June 2010	Sept. 2010	Q3 2010	YTD 2010	Q3 2010	YTD 2010
Prior						$(0.9)	$0.7
2004	85.4%	85.3%	85.1%	0.2%	0.3%	1.4	2.3
2005	88.6%	88.3%	88.2%	0.2%	0.4%	1.7	4.1
2006	91.3%	90.9%	90.8%	0.1%	0.5%	1.1	4.8
2007	94.0%	93.4%	93.1%	0.4%	0.9%	3.9	9.6
2008	94.1%	93.3%	92.8%	0.5%	1.3%	4.7	12.2
2009	96.2%	94.4%	93.9%	0.6%	2.3%	4.9	19.9
2010 YTD		100.3%	98.7%

						$16.8	$53.8

Recent accident years are less developed than prior years and must be interpreted with caution. However, the upward trend in the 2009 and 2010 accident year combined ratios is primarily due to an increase in new business during 2009 and 2010. In 2009, new business earned premium accounted for 35% of total earned premium while, through the first nine months of 2010, new business accounted for 40% of total earned premium. Infinity’s new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Infinity’s book value per share increased 19.2% from $43.56 at September 30, 2009 to $51.91 at September 30, 2010. This increase was primarily due to earnings and the change in unrealized net gains on investments, net of shareholder dividends, for the twelve months ended September 30, 2010. Annualized return on equity for the three and nine months ended September 30, 2010 was 19.3% and 13.2%, respectively, compared with 5.7% and 8.6% for the three and nine months ended September 30, 2009.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s net earned premium for the three months ended September 30, 2010 and 2009 ($ in thousands):

	Three months ended September 30,
	2010	2009	$ Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States:
Urban Zones	$195,341	$166,928	$28,414	17.0%
Non-urban Zones	26,524	21,799	4,725	21.7%

Total Focus States	221,866	188,727	33,139	17.6%
Maintenance States	5,518	6,429	(911)	(14.2)%
Other States	596	1,141	(545)	(47.8)%

Total personal auto	227,979	196,297	31,683	16.1%

Commercial Vehicle	13,048	13,331	(283)	(2.1)%
Classic Collector	2,822	2,956	(134)	(4.5)%
Other	0	(1)	1	(100.0)%

Total gross written premium	243,850	212,583	31,267	14.7%
Ceded reinsurance	(1,433)	(1,236)	(197)	15.9%

Net written premium	242,417	211,348	31,069	14.7%
Change in unearned premium	(9,914)	(1,010)	(8,904)	881.6%

Net earned premium	$232,503	$210,337	$22,165	10.5%

The following table shows Infinity’s net earned premium for the nine months ended September 30, 2010 and 2009 ($ in thousands):

	Nine months ended September 30,
	2010	2009	$ Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States:
Urban Zones	$581,201	$505,501	$75,699	15.0%
Non-urban Zones	83,947	66,905	17,042	25.5%

Total Focus States	665,148	572,406	92,741	16.2%
Maintenance States	17,229	21,445	(4,216)	(19.7)%
Other States	2,332	4,310	(1,978)	(45.9)%

Total personal auto	684,708	598,160	86,547	14.5%

Commercial Vehicle	43,266	40,533	2,733	6.7%
Classic Collector	7,936	11,131	(3,196)	(28.7)%
Other	0	111	(111)	(100.0)%

Total gross written premium	735,909	649,936	85,973	13.2%
Ceded reinsurance	(4,073)	(3,813)	(260)	6.8%

Net written premium	731,836	646,123	85,713	13.3%
Change in unearned premium	(61,677)	(7,389)	(54,288)	734.7%

Net earned premium	$670,159	$638,734	$31,425	4.9%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies-in-force:

	As of September 30,
	2010	2009	Change	% Change
Policies-in-force
Personal Auto
Focus States:
Urban Zones	665,330	593,003	72,327	12.2%
Non-urban Zones	83,510	68,025	15,485	22.8%

Total Focus States	748,840	661,028	87,812	13.3%
Maintenance States	18,054	21,169	(3,115)	(14.7)%
Other States	2,417	4,315	(1,898)	(44.0)%

Total Personal Auto	769,311	686,512	82,799	12.1%

Commercial Vehicle	31,761	26,601	5,160	19.4%
Classic Collector	33,970	47,172	(13,202)	(28.0)%
Other	0	2	(2)	(100.0)%

Total policies-in-force	835,042	760,287	74,755	9.8%

Gross written premium grew 14.7% and 13.2% during the third quarter and first nine months of 2010, respectively, compared with the same periods of 2009. During the first nine months of 2010, Infinity implemented 19 rate revisions in various states with an overall rate increase of less than 1%. Policies-in-force at September 30, 2010 increased 9.8% compared with the same period in 2009. Gross written premium grew more than policies-in-force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with coverage that is more restricted.

During the third quarter and first nine months of 2010, personal auto insurance gross written premium in Infinity’s Focus States grew 17.6% and 16.2%, respectively, when compared with the same periods of 2009, with growth in all states excluding Nevada. The increase in gross written premium is primarily a result of growth in California, Florida, Pennsylvania and Texas.

•

California gross written premium grew 7.3% during the third quarter and 3.9% for the first nine months of 2010, respectively, compared to the same periods of 2009. Infinity believes that two program revisions that became effective in California during the second quarter will allow the Company to more effectively segment its rates and stimulate further growth in the state.

•

Florida gross written premium grew 42.3% and 65.5% during the third quarter and first nine months of 2010, respectively, compared with the same periods of 2009. The overall increase in Non-urban Zone premium is primarily attributable to Florida. The growth in Florida gross written premium is attributable to increased marketing efforts coupled with underwriting restrictions recently implemented by competitors. Infinity took aggressive actions in 2008 and 2009 in advance of competitors to improve profit margins in Florida. The Company has recently increased rates and modified certain underwriting rules in the state and expects premium growth to moderate throughout the rest of 2010.

•

Pennsylvania gross written premium increased by 23.2% and 25.7% during the third quarter and first nine months of 2010, respectively, compared with the same periods of 2009. This increase is a result of new agency appointments and rate increases taken by competitors.

•

Texas gross written premium grew by 60.0% and 25.7% during the third quarter and first nine months of 2010, respectively, compared with the same periods of 2009. The growth in Texas primarily relates to the standard program, which was introduced in late 2009. Premium should moderate somewhat in the fourth quarter as the Company took a moderate rate increase in September.

Gross written premium in the Maintenance States declined 14.2% and 19.7% during the third quarter and first nine months of 2010, respectively, compared with the same periods of 2009, primarily due to declines in Connecticut and South Carolina. Infinity has increased rates in several of the Maintenance States over the last twelve months in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium decreased 2.1% during the third quarter of 2010 but grew 6.7% during the first nine months of 2010. Growth during the nine months is primarily due to growth in California resulting from the appointment of new agents. Premium shrank during the third quarter as Infinity has tightened underwriting standards in this program.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Profitability

A key operating performance measure of insurance companies is underwriting profitability, as opposed to overall profitability or net earnings. Underwriting profitability is measured by the combined ratio. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income, interest expense, other expenses or federal income taxes.

While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Infinity evaluates underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned; on a statutory basis these items are expensed as incurred. Costs for computer software developed or obtained for internal use are capitalized under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

The following table presents the statutory and GAAP combined ratios:

	Three months ended September 30,
	2010			2009			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	66.9%	22.4%	89.4%	67.7%	20.0%	87.7%	(0.8)%	2.4%	1.7%
Non-urban Zones	71.0%	22.3%	93.4%	66.2%	21.3%	87.5%	4.9%	1.0%	5.9%

Total Focus States	67.5%	22.4%	89.9%	67.5%	20.1%	87.7%	(0.1)%	2.3%	2.2%
Maintenance States	54.2%	25.5%	79.7%	57.5%	22.7%	80.2%	(3.3)%	2.8%	(0.5)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	66.6%	22.5%	89.1%	66.6%	20.3%	86.9%	0.1%	2.2%	2.3%

Commercial Vehicle	51.1%	21.0%	72.2%	85.0%	21.4%	106.3%	(33.9)%	(0.3)%	(34.2)%
Classic Collector	46.0%	45.1%	91.2%	41.0%	43.6%	84.6%	5.1%	1.5%	6.6%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	65.5%	22.1%	87.6%	67.1%	20.7%	87.8%	(1.6)%	1.4%	(0.2)%

Total statutory ratios excluding development	72.7%	22.1%	94.8%	73.3%	20.7%	94.0%	(0.6)%	1.4%	0.8%

GAAP ratios	65.5%	22.9%	88.4%	67.1%	22.4%	89.5%	(1.6)%	0.5%	(1.1)%

NM: not meaningful due to the low premium for these lines.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30,
	2010			2009			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	67.8%	21.6%	89.4%	70.5%	20.0%	90.5%	(2.7)%	1.7%	(1.0)%
Non-urban Zones	73.8%	21.8%	95.6%	68.9%	20.9%	89.8%	4.9%	0.9%	5.8%
Total Focus States	68.6%	21.6%	90.2%	70.3%	20.1%	90.4%	(1.7)%	1.6%	(0.2)%
Maintenance States	59.7%	25.2%	84.9%	70.3%	23.3%	93.6%	(10.6)%	1.8%	(8.7)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	67.9%	21.8%	89.7%	70.1%	20.3%	90.3%	(2.2)%	1.5%	(0.7)%

Commercial Vehicle	70.0%	20.0%	90.1%	71.8%	21.5%	93.3%	(1.8)%	(1.5)%	(3.3)%
Classic Collector	41.6%	41.7%	83.3%	38.9%	41.0%	79.8%	2.7%	0.8%	3.5%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.5%	21.8%	89.2%	69.4%	20.6%	90.0%	(1.9)%	1.2%	(0.8)%
Total statutory ratios excluding development	75.5%	21.8%	97.3%	74.6%	20.6%	95.2%	0.9%	1.2%	2.1%
GAAP ratios	67.5%	23.2%	90.7%	69.4%	21.9%	91.3%	(1.9)%	1.3%	(0.6)%

NM: not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The third quarter and first nine months of 2010 benefited from $16.8 million and $53.8 million, respectively, of favorable development on loss and LAE reserves compared to $13.2 million and $33.4 million of favorable development for the same periods of 2009. Bodily injury and property damage coverage in California, Florida, Pennsylvania, Texas and Connecticut as well as the Commercial Vehicle product related to accident years 2009, 2008 and 2007 drove favorable development during 2010. The Company believes that the favorable development recognized in 2010 has occurred as lower paid development patterns continue to emerge because of an increase in the claims settlement tempo over the last several years.

Losses from catastrophes were $0.2 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, compared to $0.4 million and $0.6 million for the same periods of 2009.

The statutory combined ratio for the third quarter and first nine months of 2010 decreased 0.2 and 0.8 points, respectively, compared with the same periods of 2009. Excluding the effect of favorable development on all periods, the statutory combined ratio increased by 0.8 and 2.1 points for the third quarter and first nine months of 2010 when compared with the same periods of 2009. The GAAP combined ratio for the third quarter and first nine months of 2010 decreased by 1.1 and 0.6 points, respectively. Excluding the effect of favorable development and one-time expense adjustments, the GAAP combined ratios for the third quarter and first nine months of 2010 were 97.4% and 98.5%, respectively. Excluding the effect of favorable development, the GAAP combined ratios for the third quarter and first nine months of 2009 were 95.7% and 96.5%. Infinity expects the GAAP combined ratio, excluding redundancy releases, to be between 98.0% and 99.0% for the year as seasonality from the first half of the year moderates and tightened underwriting standards take effect.

The combined ratio in the Focus States increased 2.2 points in the third quarter of 2010. This increase is partially due to an increase in the loss ratio in the Florida Non-urban zones. Florida’s combined ratio rose as a result of growth in new business in late 2009 and into 2010. Infinity has taken actions, including raising rates and modifying certain underwriting standards, to improve the underperforming segments of the Florida business. The combined ratio in the Focus States declined 0.2 points during the first nine months of 2010 a result of a 2.7 point decline in the Urban Zone loss and LAE ratio, primarily in the California and Nevada loss ratios. The underwriting ratio in the Focus States has increased during the third quarter and first nine months of 2010 as the overall commission ratio has increased due to higher commission rates paid on new business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The loss and LAE ratio in the Maintenance States declined 3.3 and 10.6 points in the third quarter and first nine months of 2010, respectively, because of a decline in the loss ratios in South Carolina and Connecticut.

The loss and LAE ratio for the Commercial Vehicle business declined by 33.9 and 1.8 points during the third quarter and first nine months of 2010 when compared with the same periods in 2009, primarily as a result of favorable development on loss reserves. Additionally, the Company experienced several large losses in its Commercial Vehicle business during the third quarter of 2009.

Net Investment Income

Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$11,387	$12,405	$34,922	$38,812
Dividends on equity securities	208	181	561	532

Gross investment income	$11,595	$12,586	$35,483	$39,343
Investment expenses	(504)	(478)	(1,515)	(1,439)

Net investment income	$11,090	$12,107	$33,968	$37,904

Average investment balance, at cost	$1,249,758	$1,244,677	$1,244,941	$1,215,155
Net investment income as a percentage of average investment balances	0.9%	1.0%	2.7%	3.1%

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and nine months ended September 30, 2010 declined compared to the same periods in 2009 primarily due to a decline in book yields as a result of a general decline in market interest rates for high quality bonds. Infinity expects market rates to remain low throughout 2010, which will continue to depress investment income.

Infinity recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(150)	$8,141	$7,991	$(11,037)	$(1,077)	$(12,113)
Equities	0	0	0	—	—	—

Total	$(150)	$8,141	$7,991	$(11,037)	$(1,077)	$(12,113)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(1,947)	$9,530	$7,584	$(19,381)	$1,311	$(18,070)
Equities	(4)	0	(4)	—	—	—

Total	$(1,951)	$9,530	$7,580	$(19,381)	$1,311	$(18,070)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Infinity’s securities held with unrealized losses, management believes, based on its analysis, that (i) Infinity will recover its cost basis in these securities and (ii) Infinity does not intend to sell the securities nor is it more likely than not that there will be a requirement to sell the securities before they recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to predict accurately if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period.

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55% (Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes.) Interest expense on the Senior Notes recognized in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2010 was $2.7 million and $8.1 million, respectively, compared to $2.8 million and $8.3 million, respectively, for the same periods of 2009.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $2.1 million and $6.2 million, respectively, for the three and nine months ended September 30, 2010, compared to $1.6 million and $5.2 million for the same periods of 2009. This increase was primarily due to an increase in the accrual of expense for the Performance Share Plan. Because of recent premium growth, a higher share award is indicated than was previously projected. See Note 2 to the Consolidated Financial Statements for additional information on the Performance Share Plan.

Other Expenses

Other expenses for the three months ended September 30, 2010 were $(0.4) million compared to $0.4 million for the corresponding period of 2009. This decline is due to the release of reserves held for class action lawsuits. Other expenses for the nine months ended September 30, 2010 were $2.2 million compared to $1.8 million for the same period of 2009. The increase is primarily due to $1.9 million in sublease losses incurred during the first nine months of 2010.

Income Taxes

The Company’s GAAP effective tax rates for the three and nine months ended September 30, 2010 were 26.0% and 28.6%, respectively, compared to 52.8% and 40.6% for the same periods of 2009. See Note 7 to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Infinity is organized as a holding company and all of its operations are conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes. Administrative expenses at the holding company currently average approximately $8.2 million annually.

At September 30, 2010, Infinity had outstanding $195 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. (Refer to Note 6 to the Consolidated Financial Statements for more information on the Senior Notes).

In August 2010, Infinity filed a “shelf” registration with the Securities and Exchange Commission, which will allow the Company to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should the Company choose to do so in the future.

In February 2010, Infinity increased its quarterly dividend to $0.14 per share from $0.12 per share. At this current amount, Infinity’s 2010 annualized dividend payments would be approximately $7.3 million.

In October 2006, the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date and modified the authority to include the repurchase of Infinity’s debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2010, Infinity repurchased 251,900 shares at an average cost, excluding commissions, of $41.30. During the second quarter of 2010, Infinity repurchased 435,100 shares at an average cost, excluding commissions, of $46.67. During the third quarter of 2010, Infinity exhausted the remaining repurchase authority under this program. On August 3, 2010, Infinity’s Board of Directors approved an additional $50.0 million share and debt repurchase program expiring on December 31, 2011. During the third quarter of 2010, Infinity repurchased 316,500 shares at an average cost, excluding commissions, of $47.63. As of September 30, 2010, Infinity had $44.4 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of September 30, 2010, the holding company had $204.6 million of cash and investments. In 2010, Infinity’s insurance subsidiaries may pay Infinity up to $107.0 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2010, the subsidiaries paid $75.0 million of dividends to the holding company.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At September 30, 2010, there were no borrowings outstanding under the Credit Agreement.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.1 billion investment portfolio. Infinity’s insurance subsidiaries’ cash flow from operations was approximately $22.6 million and $68.9 million for the three and nine-month periods ended September 30, 2010, respectively, and approximately $26.7 million and $75.2 million for the three and nine-month periods ended September 30, 2009, respectively.

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

Premium ceded under all reinsurance agreements for the three months ended September 30, 2010 and 2009 was $1.4 million and $1.2 million, respectively. Premium ceded under these agreements for the nine months ended September 30, 2010 and 2009 was $4.1 million and $3.8 million, respectively.

Investments

Infinity’s consolidated investment portfolio at September 30, 2010 contained approximately $1.2 billion in fixed maturity securities and $40.8 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2010, Infinity had pre-tax net unrealized gains of $46.6 million on fixed maturities and pre-tax net unrealized gains of $9.5 million on equity securities. Combined, the pre-tax net unrealized gain increased by $27.1 million for the nine months ended September 30, 2010.

Approximately 93.9% of Infinity’s fixed maturity investments at September 30, 2010 were rated “investment grade,” and as of the same date, the average credit rating of Infinity’s fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of Infinity’s fixed maturity portfolio is 3.1 years at September 30, 2010.

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

Summarized information for Infinity’s investment portfolio at September 30, 2010 is as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$177,149	$181,697	14.6%
Government-sponsored entities	49,547	51,340	4.1%

Total U.S. government and agencies	226,695	233,037	18.7%

State and municipal	382,351	397,978	31.9%

Mortgage-backed, CMOs and asset-backed:

Residential mortgage-backed securities	172,301	178,536	14.3%

Commercial mortgage-backed securities	36,937	38,354	3.1%

Collateralized mortgage obligations:
PAC	24,517	25,224	2.0%
Sequentials	17,831	18,312	1.5%
Junior	695	581	0.0%
Accretion directed	883	874	0.1%
Whole loan	5,751	5,854	0.5%

Total CMO	49,677	50,844	4.1%

Asset-backed securities:
Auto loans	5,272	5,350	0.4%
Home equity	920	898	0.1%
Credit card receivables	21,296	21,690	1.7%

Total ABS	27,488	27,938	2.2%

Total mortgage-backed, CMOs and asset-backed	286,402	295,672	23.7%

Corporates
Investment grade	197,292	207,588	16.6%
Non-investment grade	68,444	73,533	5.9%

Total corporates	265,736	281,121	22.5%

Total fixed maturities	1,161,185	1,207,808	96.7%
Equity securities	31,327	40,838	3.3%

Total investment portfolio	$1,192,511	$1,248,645	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of Infinity’s fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
U.S. government and agencies	$233,037	$—	$—	$—	$—	$233,037	19.3%
State and municipal	49,095	250,567	95,893	2,422	—	397,978	33.0%
Mortgage-backed, asset-backed and CMO	288,986	6,686	—	—	—	295,672	24.5%
Corporates	12,930	11,791	147,775	35,092	73,533	281,121	23.3%

Total fair value	$584,048	$269,044	$243,669	$37,514	$73,533	$1,207,808	100.0%

% of total fair value	48.4%	22.3%	20.2%	3.1%	6.1%	100.0%

Other than securities backed by the U.S. government or issued by its agencies, Infinity’s fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of investments. At September 30, 2010, Infinity’s fixed maturity portfolio included 6 securities, or less than 1% of the total fair value of the fixed maturity portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.

The following table presents the credit rating and fair value of Infinity’s MBS and CMO portfolio at September 30, 2010, excluding Government-Sponsored Enterprises (“GSE”), by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
1999	$0	$581	$0	$0	$0	$581	1.0%
2001	921	0	0	0	0	921	1.6%
2002	7,418	0	0	0	0	7,418	13.2%
2003	3,631	0	0	0	0	3,631	6.5%
2004	11,082	2,883	0	0	0	13,965	24.9%
2005	8,882	2,325	0	0	0	11,207	20.0%
2006	16,252	0	0	0	0	16,252	29.0%
2007	2,130	0	0	0	0	2,130	3.8%

Total fair value	$50,316	$5,789	$0	$0	$0	$56,105	100.0%

% of total fair value	89.7%	10.3%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s GSE MBS and CMO portfolio at September 30, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
2002	$4,894	$—	$—	$—	$—	$4,894	2.3%
2003	8,921	—	—	—	—	8,921	4.2%
2004	4,209	—	—	—	—	4,209	2.0%
2006	2,625	—	—	—	—	2,625	1.2%
2007	1,086	—	—	—	—	1,086	0.5%
2008	72,636	—	—	—	—	72,636	34.3%
2009	78,354	—	—	—	—	78,354	37.0%
2010	38,903	—	—	—	—	38,903	18.4%

Total fair value	$211,629	$—	$—	$—	$—	$211,629	100.0%

% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

Of the $211.6 million fair value of GSE MBS and CMO securities, $178.5 million are residential MBS and $33.1 million are CMOs.

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at September 30, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
2001	$69	$0	$0	$0	$0	$69	0.2%
2003	5,951	0	0	0	0	5,951	21.3%
2004	0	63	0	0	0	63	0.2%
2006	737	0	0	0	0	737	2.6%
2007	3,917	0	0	0	0	3,917	14.0%
2008	5,484	0	0	0	0	5,484	19.6%
2009	8,349	0	0	0	0	8,349	29.9%
2010	2,533	833	0	0	0	3,367	12.1%

Total fair value	$27,041	$897	$0	$0	$0	$27,938	100.0%

% of total fair value	96.8%	3.2%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2008, several state and municipal bond insurers had their credit ratings downgraded or placed under review by one or more nationally recognized statistical rating organizations. These downgrades were a result of a perceived weakening of the insurers’ financial strength as a result of losses incurred on mortgage-backed and asset-backed securities. These securities experienced increased delinquencies and defaults because of a weakening economy and housing market in particular.

Infinity’s investment portfolio consists of $398.0 million of state and municipal bonds, of which $162.6 million are insured. Of the insured bonds, 47.2% are insured with MBIA, 28.9% with Assured Guaranty, 23.6% with AMBAC and 0.4% are insured with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at September 30, 2010:

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$5,534	3.4%	$43,561	18.5%	$49,095	12.3%
AA+, AA, AA-	90,408	55.6%	160,159	68.0%	250,567	63.0%
A+, A, A-	64,188	39.5%	31,706	13.5%	95,893	24.1%
BBB+, BBB, BBB-	2,422	1.5%	0	0.0%	2,422	0.6%

Total	$162,552	100.0%	$235,426	100.0%	$397,978	100.0%

The following table presents the credit rating and fair value of Infinity’s state and municipal bond portfolio, by state, at September 30, 2010 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
TX	$14,794	$18,020	$6,737	$0	$0	$39,551	9.9%
GA	9,648	8,683	11,285	0	0	29,615	7.4%
NY	0	26,117	0	0	0	26,117	6.6%
FL	0	11,703	10,213	0	0	21,916	5.5%
WA	1,495	16,697	0	0	0	18,192	4.6%
PA	0	9,279	8,456	0	0	17,735	4.5%
MI	392	6,882	8,561	0	0	15,835	4.0%
CO	1,813	8,980	4,092	0	0	14,886	3.7%
IN	0	13,251	1,550	0	0	14,801	3.7%
MO	4,747	3,499	1,388	2,422	0	12,056	3.0%
All other states	16,205	127,455	43,611	0	0	187,272	47.1%

Total fair value	$49,095	$250,567	$95,893	$2,422	$0	$397,978	100.0%

% of total fair value	12.3%	63.0%	24.1%	0.6%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, there were no material changes to the information provided in Infinity’s Form 10-K for the year ended December 31, 2009 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Infinity’s chief executive officer and chief financial officer, with assistance from management, evaluated Infinity’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2010. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in Infinity’s internal controls during the first nine months of 2010 that has materially affected, or is reasonably likely to materially affect, Infinity’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

July 1, 2010 – July 31, 2010	197,900	$47.91	197,900	$3,754

August 1, 2010 – August 31, 2010	66,900	$46.65	66,900	46,881,048

September 1, 2010 – September 30, 2010	51,700	$47.84	51,700	44,406,277

Total	316,500	$47.63	316,500	$44,406,277

(a)	Average price paid per share excludes commissions.
(b)	In October 2006, the Company announced that the Board of Directors approved a share repurchase program whereby the Company may repurchase up to an aggregate of $100 million of its outstanding shares. Effective August 6, 2009, Infinity’s Board of Directors increased this authority by $28.8 million to $50.0 million as of that date and modified the authority to include the repurchase of Infinity’s debt. In addition to $25.0 million in shares repurchased during 2009, Infinity repurchased approximately $5.0 million of debt. During the third quarter of 2010, Infinity exhausted the remaining repurchase authority under this program. On August 3, 2010, Infinity’s Board of Directors approved an additional $50.0 million share and debt repurchase program expiring on December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

Exhibit 31.2 -	Certification of the Chief Financial Officer under Exchange Act Rule 13-a-14(a).

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101 -	XBRL Instance Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 5, 2010		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)