Form 10-K
period 2010-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2011-02-25
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-50167

INFINITY PROPERTY AND CASUALTY CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	03-0483872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 COLONNADE PARKWAY SUITE 600 BIRMINGHAM, ALABAMA	35243
(Address of principal executive offices)	(Zip Code)

(205) 870-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2010, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $584,082,112 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.

As of February 11, 2011, there were 12,405,902 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 25, 2011, are incorporated by reference in Part III hereof.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INDEX TO ANNUAL REPORT

ON FORM 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that could be considered “forward-looking statements” which anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “assumes,” “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premium growth, earnings, investment performance, expected losses, rate changes and loss experience.

The primary events or circumstances that could cause actual results to differ materially from those expected by Infinity include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), rising bodily injury loss cost trends, undesired business mix or risk profile for new business, elevated unemployment rates and the proliferation of illegal immigration legislation in key Focus States. Infinity undertakes no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

PART I

ITEM 1

Business

Introduction

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) is a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Infinity is headquartered in Birmingham, Alabama. The Company employed approximately 1,900 persons at December 31, 2010.

Infinity files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required with the United States Securities and Exchange Commission (“SEC”). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. Infinity’s filed documents may also be accessed via the SEC Internet site at http://www.sec.gov. All of Infinity’s SEC filings, news releases and other information may also be accessed free of charge on Infinity’s Internet site at http://www.infinityauto.com. Information on Infinity’s website is not part of this Form 10-K.

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

The Personal Automobile Market

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 38%, or $160 billion, of the estimated $425 billion of annual industry premium. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay a higher premium for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, Infinity believes that nonstandard auto risks constitute approximately 20% of the personal automobile insurance market, with this percentage fluctuating according to competitive conditions in the market. Independent agents sell approximately 30% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. Infinity believes that, relative to the standard and preferred auto insurance market, a disproportionately larger portion of nonstandard auto insurance is sold through independent agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. Infinity believes that the current competitive environment differs by state. In some states, underwriting results are favorable and competitors are taking rate decreases, while in other states, underwriting results are poor and competitors are increasing rates. In Infinity’s largest state by premium volume, California, Infinity believes the market is “soft,” marked by aggressive competition for independent agents’ business through increased sales and commission incentives.

Industry-wide, rates increased 4.0% during 2008, 4.7% in 2009 and 4.4% in 2010. Infinity’s filed average rate adjustments on its personal auto business were (2.6)%, (0.3)% and 1.2% for 2008, 2009 and 2010, respectively.

The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Infinity generally competes with other insurers based on price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Infinity competes with both large national writers and smaller regional companies. In 2009, the five largest automobile insurance companies accounted for approximately 51% of the industry’s net written premium and the largest ten accounted for approximately 68% (2010 industry data is not available). Approximately 353 insurance groups compete in the personal auto insurance industry according to SNL Financial. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.

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

Infinity estimates that approximately 77% of its personal auto business in 2010 was nonstandard auto insurance, compared to 79% in 2009. Based on data published by A.M. Best, Infinity believes that it is the fourth largest provider of nonstandard auto coverage through independent agents in the United States. Infinity also writes standard and preferred personal auto insurance, mono-line commercial auto insurance and classic collector automobile insurance.

Summarized historical financial data for Infinity is presented below (in thousands):

	Twelve months ended December 31,
	2010	2009	2008
Gross written premium	$952,426	$848,812	$896,899
Net written premium	946,869	843,869	892,090
Net earnings	91,523	70,594	19,257

	As of December 31,
	2010	2009
Total assets	$1,852,357	$1,806,327
Total liabilities	1,191,173	1,188,167
Total shareholders’ equity	661,184	618,160

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity has a history of favorable underwriting results. The following table compares Infinity’s statutory combined ratio, net of fees, in past years with those of the private passenger auto industry. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses (“LAE”) to net earned premium) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses, net of fees, to net written premium). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. Infinity has consistently performed better than the industry as shown below:

	2010	2009	2008	2007	2006	2006-2010	2001-2010
Infinity	88.4%	87.2%	91.2%	91.8%	88.7%	89.6%	92.1%
Industry (a)	99.7%	101.3%	100.3%	98.3%	95.5%	99.0%	99.3%

Percentage points better than industry	11.3%	14.1%	9.1%	6.5%	6.8%	9.4%	7.2%

(a)	Private passenger auto industry combined ratios for 2000 through 2009 were obtained from A.M. Best. A.M. Best data were not available for 2010. The industry combined ratio for 2010 is an estimate based on data obtained from Conning Research and Consulting.

Products

Personal Automobile is Infinity’s primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. Infinity offers three primary products to individual drivers: the Low Cost product, which offers the most restrictive coverage, the Value Added product, which offers broader coverage and higher limits, and the Premier product, which offers the broadest coverage and is designed for standard and preferred risk drivers. For the year ended December 31, 2010, Infinity’s mix of personal automobile written premium was 39% Low Cost, 56% Value Added and 5% Premier.

Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. Infinity offers mono-line commercial automobile insurance to businesses with fleets of 12 or fewer vehicles. Businesses that are involved in what Infinity considers hazardous operations or interstate commerce are generally avoided.

Classic Collector provides protection for classic collectible automobiles. Infinity’s Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils.

Infinity’s three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2010	2009	2008
Personal Automobile	93%	92%	93%
Commercial Vehicle	6%	6%	5%
Classic Collector	1%	2%	2%

Total	100%	100%	100%

Distribution and Marketing

Infinity distributes its products primarily through a network of over 12,500 independent agencies and brokers (with approximately 16,000 locations). In 2010, three independent agencies each accounted for between 2.0% and 3.6% of Infinity’s gross written premium, four other agencies each accounted for between 1.0% and 1.8% of the Company’s gross written premium and 14% of the agency force produced 80% of Infinity’s gross written premium. In California, Infinity’s largest state by premium volume, 40 independent agents and brokers produced 44% of gross written premium (which represents 22% countrywide).

Infinity also fosters agent relationships by providing them with access to Infinity’s Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Infinity’s Internet-based software applications provide many of its agents with real-time underwriting, claims and policy

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

information. Infinity believes the array of services that it offers to its agents adds significant value to the agents’ businesses. For example, “Providing Agents Service and Support Program” is Infinity’s incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2010, Infinity spent $6.9 million on co-op advertising and promotions.

Infinity also collaborates with non-affiliated property and casualty insurers that have their own captive agency forces. These companies usually provide standard and preferred auto coverage through one of their own companies while utilizing Infinity’s companies for their nonstandard risks. Infinity believes these relationships are mutually beneficial because its partners gain access to Infinity’s nonstandard auto expertise, and Infinity gains access to a new distribution channel.

Infinity is licensed to write insurance in all 50 states and the District of Columbia, but is committed to growth in targeted urban areas (“Urban Zones”) identified within select Focus States that management believes offer the greatest opportunity for premium growth and profitability. Infinity classifies the states in which it operates into three categories:

•	“Focus States” – Infinity has identified Urban Zones in these states, which include Arizona, California, Florida, Georgia, Illinois, Nevada, Pennsylvania and Texas.

•

“Maintenance States” – Infinity is maintaining its writings in these states, which include Alabama, Colorado, Connecticut, South Carolina and Tennessee. Infinity believes each state offers the Company an opportunity for underwriting profit.

•	“Other States” – Includes 11 states where Infinity maintains a renewal book of personal auto business.

Infinity further classifies the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix and Tucson

•	California – Bay Area, Los Angeles, Sacramento, San Diego, and San Joaquin Valley

•	Florida – Jacksonville, Miami, Orlando, Sarasota and Tampa

•	Georgia – Atlanta

•	Illinois – Chicago

•	Nevada – Las Vegas

•	Pennsylvania – Allentown and Philadelphia

•	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-urban Zones” – include all remaining areas in the Focus States outside of a designated Urban Zone.

Infinity continually evaluates its market opportunities; thus, the Focus States, Urban Zones, Maintenance States and Other States may change over time. In the table below, Infinity has restated 2009 and 2008 premium to be consistent with the 2010 classification of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Total gross written premium among the three state categories are as follows:

	Twelve months ended December, 31
Personal Auto Insurance	2010	2009	2008
Focus States:
California
Urban Zones	48.9%	53.1%	50.1%
Non-urban Zones	0.9%	1.1%	1.2%
Florida
Urban Zones	11.2%	8.1%	8.7%
Non-urban Zones	5.4%	4.3%	4.5%
Texas
Urban Zones	5.3%	4.5%	4.8%
Non-urban Zones	1.4%	1.2%	1.2%
Pennsylvania
Urban Zones	4.7%	3.8%	3.3%
Non-urban Zones	1.3%	1.7%	2.0%
Arizona
Urban Zones	3.3%	2.7%	3.4%
Non-urban Zones	0.1%	0.1%	0.1%
Georgia
Urban Zones	2.2%	2.2%	2.8%
Non-urban Zones	1.9%	1.9%	2.5%
Nevada
Urban Zones	2.1%	2.6%	2.6%
Non-urban Zones	0.1%	0.1%	0.0%
Illinois
Urban Zones	1.1%	0.7%	0.2%
Non-urban Zones	0.3%	0.2%	0.1%

Total Focus States	90.3%	88.3%	87.4%
Maintenance States	2.4%	3.2%	5.0%
Other States	0.3%	0.6%	0.4%

Subtotal	92.9%	92.1%	92.8%
Commercial Vehicle	6.0%	6.3%	4.8%
Classic Collector	1.1%	1.6%	2.4%
Other	0.0%	0.0%	0.1%

Total all states and all lines	100.0%	100.0%	100.0%
Total $ (in thousands) - all states and all lines(1)	952,426	848,816	896,902

(1)	2009 and 2008 exclude less than $(0.1) million each of premium written on behalf of other companies.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

Infinity’s distribution and marketing efforts are implemented with a focus on maintaining a low cost structure. Controlling expenses allows Infinity to price competitively and achieve better underwriting returns. Over the five years ended 2009, years for which industry data are available from A.M. Best, Infinity’s statutory ratio of underwriting expenses to premium written has averaged 21.2%, which is 5.8 points better than the independent agency segment of the private passenger automobile industry average of 27.0% for the same period.

Claims Handling

Infinity strives for accuracy, consistency and fairness in its claim resolutions. Infinity’s claims organization employs approximately 950 people, has 28 field locations and provides a 24-hour, seven days per week toll-free service for its customers to report claims. Infinity predominantly uses its own local adjusters and appraisers, who typically respond to claims within 24 hours of a report. Included in the 28 field locations are 10 claims service centers, which allow customers to bring in their vehicles for damage appraisal.

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

Ratings

A.M. Best has assigned Infinity’s insurance company subsidiaries a group financial strength rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers that, in A.M. Best’s opinion, “have an excellent ability to meet their ongoing insurance obligations.” A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection.

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

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to participate in various assigned risk pools, reinsurance facilities or underwriting associations, which provide insurance coverage to individuals who otherwise are unable to purchase that coverage in the voluntary market. Participation in these involuntary plans is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these plans traditionally have been unprofitable. The amount of premium Infinity might be required to assume in a given state in connection with an involuntary plan may be reduced because of credits Infinity may receive for nonstandard policies that it voluntarily writes. Many states also have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel and non-renew policies.

State insurance departments that have jurisdiction over Infinity’s insurance subsidiaries may conduct routine, on-site visits and examinations of the companies’ affairs. At December 31, 2010, Infinity’s insurance subsidiaries were involved in a claims practices examination in California, Infinity’s largest state by premium volume. As of February 25, 2011, this examination has not been completed. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against Infinity’s insurance subsidiaries. Every five years, Infinity’s insurance subsidiaries are subject to a financial examination by the states in which the subsidiaries are domiciled.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Business

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

If a shareholder dividend does not rise to the statutory level of an extraordinary dividend, then it is an “ordinary dividend.” While an insurance company’s ability to pay an ordinary dividend does not require the approval of a state insurance department, the company must file a 10-day notice of ordinary dividend with the appropriate insurance departments. Insurance companies that fail to notify an insurance department of the payment of an ordinary dividend are assessed administrative fines.

The ordinary dividend capacity and payment activity of Infinity’s insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table (in thousands):

	2011	2010	2009
Maximum ordinary dividends available to Infinity	$96,000	$107,000	$43,000
Dividends paid from subsidiaries to parent	—	$100,000	$90,000

The 2011 dividend capacity decreased from 2010 because of a decline in statutory income resulting from a decrease in underwriting income. The dividend capacity for 2010 increased because of an increase in statutory income resulting from a rise in redundancy of loss reserves and a reduction in other-than-temporary impairment charges in 2009 as compared to 2008. In the table above, dividends paid from subsidiaries in 2009 include a $60 million extraordinary dividend for which Infinity received regulatory approval.

State insurance laws require Infinity’s subsidiaries to maintain specified levels of statutory capital and surplus. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. In addition, for competitive reasons, Infinity’s insurance company subsidiaries need to maintain adequate financial strength ratings from independent rating agencies. Both of these factors may limit the ability of Infinity’s insurance subsidiaries to declare and pay dividends.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Risk Factors

ITEM 1A

Risk Factors

Infinity’s business operations face a number of risks. The risks below should be read and considered with other information provided in this report and in other reports and materials the Company has filed with the SEC. In addition to these risks, other risks and uncertainties not presently known to Infinity or that the Company currently believes to be immaterial may also adversely affect our business.

Sustained elevated levels of unemployment may disproportionately affect Infinity’s target consumers and could adversely affect the Company’s premium revenue and profitability.

Continued elevated unemployment levels and low consumer confidence could negatively affect insurance buying behavior. Infinity believes that these economic factors disproportionately affect consumers of nonstandard automobile insurance. Customers may choose not to purchase coverage, to let coverage lapse on renewal or to opt for liability coverage only. These factors may adversely affect Infinity’s premium revenue and profitability.

Profitability may be affected if Infinity fails to accurately price the risks it underwrites.

Infinity’s profitability depends on its ability to set premium rates accurately. Inflationary pressures on medical care, auto parts and repair services costs complicate pricing with accuracy. Accurate pricing is also dependent on the availability of sufficient, reliable data on which to project both severity and frequency trends and timely recognition of changes in loss cost trends. This process poses more of a challenge in markets where Infinity has less pricing experience. Infinity could under-price risks, which could negatively affect its profit margins, or overprice risks, which could reduce sales volume and competitiveness. Either scenario could adversely affect profitability. Additionally, Infinity is implementing a new pricing methodology in seven of the eight Focus States during 2011, which could affect the Company’s ability to attract new customers and retain current customers as well as its ability to maintain or improve underwriting margins.

Infinity’s future profitability may be adversely affected by its growth initiative.

Infinity intends to pursue further premium growth in its Focus States. Increased uncertainty stemming from an increase in new business might result in inaccurate pricing for the business or failure to adequately reserve for losses associated with it. Infinity’s new business combined ratios typically run 20 to 35 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. Because of these factors, Infinity’s future profitability may be negatively impacted.

Because of the significant concentration of Infinity’s business in California, Infinity’s profitability may be adversely affected by negative developments in the California insurance market and economic environment.

California, Infinity’s largest market, generated approximately 53% of Infinity’s gross written premium in 2010. Infinity’s California business also generates substantial underwriting profit. Consequently, Infinity’s revenues and profitability are affected by the dynamic nature of regulatory, legal, competitive and economic conditions in that state, including rising unemployment. Examples of potentially adverse regulatory or judicial developments or proposed legislation in California include laws aimed at curtailing unlawful immigration, altering the amount of damages a claimant may recover from an insured for medical treatment, restricting the use of territory as a rate factor and limiting the after-tax rate of return allowed an insurer. These developments could negatively affect premium revenue and make it more expensive or less profitable for Infinity to conduct business in the state.

Infinity relies upon a limited number of independent agents to generate a substantial portion of its business. If Infinity were unable to retain or increase the level of business that these independent agents place with Infinity or increase the level of business generated by other agents, the Company’s revenues would be negatively affected.

Approximately 14% of the Company’s 12,500 independent agents accounted for approximately 80% of Infinity’s gross written premium in 2010. Infinity must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer more advanced systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives.

Infinity is vulnerable to a reduction in business written through the independent agent distribution channel.

Reliance on the independent agency as its primary distribution channel makes Infinity vulnerable to the growing popularity of directly to the consumer distribution channels, particularly the Internet. Approximately 70% of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company’s products) and approximately 30% is sold by independent agents. A material reduction in business generated through the independent agency channel could negatively affect Infinity’s revenues and growth opportunities.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Risk Factors

Judicial, regulatory and legislative changes or challenges to prevailing insurance industry practices are ongoing, some of which could adversely affect Infinity’s operating results.

Political, judicial, economic and financial developments occasionally lead to challenges or changes to established industry practices. Recent examples include challenges to (i) the use of credit and other rating factors in making risk selection and pricing decisions; (ii) the use of automated databases in the adjustment of claims; and (iii) the manner in which insurers compensate brokers. Some result in class action litigation, regulatory sanctions and substantial fines or penalties. It is difficult to predict the outcome or impact of current challenges or to identify others that might be brought in the future.

The failure to maintain or to further develop reliable and efficient information technology systems would be disruptive to Infinity’s operations and diminish its ability to compete successfully.

Infinity is highly dependent on efficient and uninterrupted performance of its information technology and business systems. These systems quote, process and service Infinity’s business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. The Company is undergoing fundamental changes and improvements to its claims and policy services platform including plans to migrate California, its largest state by premium volume, to a new claims and policy services platform in 2011. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and would place Infinity at a competitive disadvantage.

The inability to recruit, develop and retain key personnel could prevent Infinity from executing its key business and financial objectives.

Successful execution of Infinity’s key business and financial objectives will depend, in part, upon the continued services of its Chief Executive Officer, James Gober, along with its ability to retain and develop key personnel and to attract new talent. The highly competitive nature of the industry, along with the advantages that larger, better-known firms possess in the recruiting process, poses a challenge. The loss of any of the executive officers or key personnel, or the inability to attract and retain new talent, could hinder the Company in meeting or exceeding its business and financial objectives.

Infinity’s financial position may be affected if the Company fails to establish accurate loss reserves.

Infinity’s loss reserves are based on the Company’s best estimate of the amounts that will be paid for losses incurred as well as losses incurred but not reported. The accuracy of these estimates depends on a number of factors, including but not limited to the availability of sufficient and reliable historical data, inflationary pressures on medical and auto repair costs, changes in frequency and severity trends and changes in the Company’s claims settlement practices. Because of the inherent uncertainty involved in the practice of establishing loss reserves, ultimate losses paid could vary materially from recorded reserves and may adversely affect our operating results.

Increases in interest rates may result in a reduction in the fair value of Infinity’s fixed income portfolio.

Changing inflation expectations and the cessation of monetary easing by the Federal Reserve or other similar macroeconomic events could result in an increase in general market interest rates. Such an increase would result in a decline in the fair value of Infinity’s $1.2 billion fixed income portfolio. Based on the duration of the fixed portfolio at December 31, 2010 of 3.6 years, a parallel shift in market yield of 100 basis points would result in an estimated decline in the fair value of the portfolio of approximately $27.1 million ($41.7 million pre-tax), which represents 4.1% of the total GAAP shareholders’ equity at December 31, 2010.

Increases in market interest rates and the resulting decrease in the fair value of Infinity’s fixed income portfolio could materially affect Infinity’s financial condition.

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

At December 31, 2010, Infinity had $75.3 million, or approximately $6.04 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge.

Infinity uses a variety of methods to test goodwill for impairment, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors. Infinity’s cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements. If actual results differ significantly from these assumptions, the fair value of Infinity’s goodwill could fall below its carrying value and the Company could be required to record an impairment charge.

At September 30, 2010, test results indicated that the fair value of Infinity’s goodwill exceeded its carrying value and no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B

Unresolved Staff Comments

None.

ITEM 2

Properties

Infinity’s insurance subsidiaries lease 614,540 square feet of office and warehouse space in numerous cities throughout the United States. All of these leases expire within ten years. The most significant leased office spaces are located in Birmingham, Alabama and suburban Los Angeles, California. See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. Infinity owns a 33,515 square foot building in McAllen, Texas.

In 2010, Infinity entered into a definitive sales contract to purchase the 111,602 square foot Liberty Park facility that it currently leases in Birmingham for $16.1 million. Infinity expects to use current funds to complete the purchase in 2011.

ITEM 3

Legal Proceedings

See Note 13 – Legal and Regulatory Proceedings of the Notes to Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

ITEM 4

(Removed and Reserved)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Infinity had 62 registered holders of record and an estimated 3,233 total holders at February 11, 2011. Infinity’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. The Company’s closing per-share stock price on February 11, 2011 was $60.66. See Note 15 – Additional Information of the Notes to Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.

Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2009	$47.54	$30.78	$33.93	$0.12	(27.4)%	(27.1)%
June 30, 2009	39.54	31.59	36.46	0.12	7.5%	7.8%
September 30, 2009	45.66	35.76	42.48	0.12	16.5%	16.8%
December 31, 2009	43.49	38.20	40.64	0.12	(4.3)%	(4.0)%
March 31, 2010	$46.31	$36.93	$45.44	$0.14	11.8%	12.2%
June 30, 2010	49.67	43.54	46.18	0.14	1.6%	1.9%
September 30, 2010	49.80	45.01	48.77	0.14	5.6%	5.9%
December 31, 2010	64.60	48.01	61.80	0.14	26.7%	27.0%

For the twelve months ended:
December 31, 2009	47.54	30.78	40.64	0.48	(13.0)%	(12.0)%
December 31, 2010	64.60	36.93	61.80	0.56	52.1%	53.4%

(a)	Calculated by dividing the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.
(b)	Calculated by dividing the sum of (i) the amount of dividends, assuming dividend reinvestment during the period presented and (ii) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

The information required under the heading “Equity Compensation Plan Information” is provided under Item 12 herein.

During the fiscal year ended December 31, 2010, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2010 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2010 - October 31, 2010	37,800	$51.23	37,800	$42,468,516
November 1, 2010 - November 30, 2010	32,700	$58.03	32,700	$40,569,832
December 1, 2010 - December 31, 2010	40,200	$62.49	40,200	$38,056,644

Total	110,700	$57.33	110,700	$38,056,644

(a)	Average price paid per share excludes commissions.
(b)	During the third quarter of 2010, Infinity exhausted the remaining authority under its previous share and debt repurchase program. On August 3, 2010, Infinity’s Board of Directors approved an additional $50.0 million share and debt repurchase program expiring on December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

The following graph shows the percentage change in cumulative total shareholder return on Infinity’s common stock over the five years ending December 31, 2010. The return is measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between Infinity’s share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from December 31, 2005 through December 31, 2010.

Cumulative Total Return

Cumulative Total Return as of December 31, 2010

(Assumes a $100 investment at the close of trading on December 31, 2005)

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
IPCC	100.000	131.005	98.618	128.839	113.467	174.495
NASDAQ U.S. Index	100.000	109.838	119.141	57.414	82.526	97.946
NASDAQ Insurance Stocks	100.000	113.068	113.301	104.952	109.609	123.391

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6

Selected Financial Data

(in thousands, except per share data)	2010	2009	2008	2007	2006
Infinity
Gross written premium	$952,426	$848,816	$896,902	$1,019,011	$986,741
Net written premium	946,869	843,869	892,090	1,014,262	982,190
Net written premium growth	12.2%	(5.4)%	(12.0)%	3.3%	0.3%
Net premium earned	905,919	848,391	922,451	1,031,564	948,665
Total revenues	961,276	883,424	930,918	1,098,226	1,021,343
Loss & LAE ratio	67.0%	66.5%	70.3%	70.5%	67.0%
Underwriting ratio	22.6%	22.0%	22.2%	23.0%	23.8%

Combined ratio	89.6%	88.5%	92.5%	93.5%	90.8%

Net earnings	$91,523	$70,594	$19,257	$71,944	$87,282
Net earnings per diluted share	6.95	5.09	1.23	3.87	4.26
Return on average common shareholders’ equity	14.3%	12.3%	3.4%	11.4%	13.5%
Cash and investments	$1,283,624	$1,285,831	$1,190,962	$1,359,002	$1,419,428
Total assets	1,852,357	1,806,327	1,739,958	1,952,300	2,018,931
Unpaid losses and LAE	477,833	509,114	544,756	618,409	596,029
Debt outstanding	194,729	194,651	199,567	199,496	199,429
Total liabilities	1,191,173	1,188,167	1,214,627	1,351,075	1,354,330
Shareholders’ equity	661,184	618,160	525,331	601,224	664,601
Cash dividend per common share	$0.56	$0.48	$0.44	$0.36	$0.30
Common shares outstanding	12,469	13,497	14,146	16,200	19,617
Book value per common share	$53.03	$45.80	$37.14	$37.11	$33.88
Ratios:
Debt to total capital	22.8%	23.9%	27.5%	24.9%	23.1%
Debt to tangible capital	24.9%	26.4%	30.7%	27.5%	25.3%
Interest coverage	12.9	11.1	5.9	10.8	12.9

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

INDEX TO MD&A

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Despite a generally weak economy, the Company enjoyed strong growth in written premium during 2010. The fourth quarter of 2010 marks the fifth consecutive quarter that the Company has experienced growth in written premium. This increase is a result of aggressive marketing efforts intended to expand Infinity’s presence in its target markets, including the appointment of new agents in the Urban Zones and increased advertising and agency incentives. See Results of Operations – Underwriting – Premium for a more detailed discussion of Infinity’s gross written premium growth.

Net earnings and diluted earnings per share for the year ended December 31, 2010 were $91.5 million and $6.95, respectively, compared to $70.6 million and $5.09, respectively, for 2009. The increase in diluted earnings per share for 2010 is primarily due to an increase in earned premium coupled with a decline in other-than-temporary impairment losses.

Infinity had a net realized gain on investments of $10.4 million at December 31, 2010 compared to a net realized loss of $14.8 million in 2009. Included in the net realized gain for 2010 is $2.9 million of other-than-temporary impairments on fixed income securities compared with $19.9 million of impairments during 2009.

Included in net earnings for the year ended December 31, 2010 were $48.0 million ($73.9 million pre-tax) of favorable development on prior accident period loss and LAE reserves, compared to $42.5 million ($65.4 million pre-tax) of favorable development during 2009. The following table displays combined ratio results by accident year developed through December 31, 2010.

	Accident Year Combined Ratio Developed Through					Prior Accident Year Favorable (Unfavorable) Development		Prior Accident Year Favorable (Unfavorable) Development (in millions)
Accident Year	Dec. 2009	Mar. 2010	June 2010	Sep. 2010	Dec. 2010	Q4 2010	YTD 2010	Q4 2010	YTD 2010
Prior								$1.3	$2.0
2004	85.4%	85.3%	85.3%	85.1%	85.0%	0.1%	0.3%	0.5	2.9
2005	88.6%	88.4%	88.3%	88.2%	88.1%	0.0%	0.5%	0.4	4.5
2006	91.3%	91.1%	90.9%	90.8%	90.6%	0.1%	0.7%	1.4	6.2
2007	94.0%	93.7%	93.4%	93.1%	92.8%	0.3%	1.2%	2.6	12.3
2008	94.1%	93.9%	93.3%	92.8%	92.1%	0.7%	2.0%	6.3	18.6
2009	96.2%	95.5%	94.4%	93.9%	93.0%	0.9%	3.2%	7.6	27.5
2010 YTD		99.7%	100.3%	98.7%	97.7%

								$20.1	$73.9

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent accident years are less developed than prior years and must be interpreted with caution. However, the upward trend in the 2009 and 2010 accident year combined ratios reflects an increase in new business during these years. In 2009, new business earned premium accounted for 35% of total earned premium while, in 2010, new business accounted for 40% of total earned premium. Infinity’s new business combined ratios typically run 20 to 35 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. See Results of Operations – Underwriting – Profitability for a more detailed discussion of Infinity’s underwriting results.

Infinity’s book value per share increased 15.8% from $45.80 at December 31, 2009 to $53.03 at December 31, 2010. This increase was primarily due to earnings and the change in unrealized net gains on investments, net of shareholder dividends. Return on equity for the year ended December 31, 2010 was 14.3% compared to 12.3% for 2009.

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

Insurance Reserves

Insurance reserves, or unpaid losses and LAE, are management’s best estimate of the ultimate amounts that will be paid for (i) all claims that have been reported up to the date of the current accounting period but have not yet been paid, (ii) all claims that have occurred but have not yet been reported to the Company (“incurred but not reported” or “IBNR”), and (iii) unpaid claim settlement expenses.

IBNR reserves are established for the quarter and year-end based on a quarterly reserve analysis by the Company’s actuarial staff. Various standard actuarial tests are applied to subsets of the business at a state, product and coverage level. Included in the analyses are the following:

•	Paid and incurred extrapolation methods utilizing paid and incurred loss development to predict ultimate losses;

•

Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred loss development to predict ultimate average frequency (i.e. claims count per auto insured) or ultimate average severity (cost of claim per claim); and

•	Paid and incurred Bornhuetter-Ferguson Methods adding expected development to actual paid or incurred experience to project ultimate losses.

For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred losses and claim counts to estimate ultimate paid losses and claim counts. Selections of factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable because of changes in settlement practices, so Infinity has more heavily relied on incurred methods.

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

Factors that can significantly affect actual frequency include, among others, changes in weather, driving patterns or trends and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices. Auto repair and medical cost inflation, jury awards and changes in policy limit profiles can affect loss severity. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels.

Management believes that Infinity’s relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 89% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

Ultimate loss estimates, excluding extra-contractual obligation (“ECO”) losses, usually experience the greatest adjustment within the first twelve months after the accident year. Accordingly, the highest degree of uncertainty is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and these elements must be estimated as of the current reporting date. The proportion of losses with these characteristics typically diminishes in subsequent years.

As compared with loss and LAE reserves held at December 31, 2010, the indicated results from utilized estimates of loss and LAE could range from an adequate reserve position to a redundancy of approximately 12%, or $56.3 million. These ranges do not present a forecast of future redundancy since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2010 reserve tests. Reserves recorded are management’s best estimate of the ultimate amounts that will be paid.

ECO losses represent estimates of losses incurred from actual or threatened litigation by claimants alleging improper handling of claims by the Company, which are commonly known as “bad faith” claims. Oftentimes, the onset of such litigation, subsequent discovery, settlement discussions, trial and appeal may occur several years after the date of the original claim. Because of the infrequent nature of such claims, a liability for each case is accrued based on the facts and circumstances in accordance with the Loss Contingency topic of the FASB Accounting Standards Codification, which requires that such loss be probable and estimable. As such, no reserve is permissible for IBNR for threatened litigation yet to occur on accidents with dates prior to the balance sheet date. Consequently, the effect of setting accruals for such items likely will result in unfavorable reserve development in the following reserve table.

Calendar year losses incurred for ECO losses, net of reinsurance, over the past five calendar years have ranged from $0.3 million to $18.6 million, averaging $8.9 million per year. Gross of reinsurance, ECO losses have ranged from $0.3 million to $21.1 million, averaging $10.1 million over the past five calendar years. Losses for 2010, 2009 and 2008 have been $0.3 million, $0.3 million and $18.6 million, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present the development of Infinity’s loss reserves, net of reinsurance, on a GAAP basis for the calendar years 2000 through 2010. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business on January 1, 2003, and those of Infinity combined for 2003 and all subsequent years. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for unpaid losses and LAE - as re-estimated at December 31, 2010, shows the re-estimated liability as of December 31, 2010. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFINITY

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Liability for unpaid losses & LAE:
As originally estimated*	$630	$611	$719	$707	$669	$610	$568	$590	$524	$491	$461
As re-estimated at December 31, 2010	713	717	798	710	610	513	468	482	412	417	N/A
Liability re-estimated:
One year later	98.5%	101.5%	103.2%	99.2%	97.5%	94.9%	97.6%	95.0%	87.5%	85.0%
Two years later	102.1%	108.7%	107.1%	100.3%	94.2%	91.5%	91.3%	86.5%	78.7%
Three years later	106.4%	112.1%	108.5%	99.5%	93.7%	89.1%	85.2%	81.7%
Four years later	108.5%	112.8%	108.4%	100.2%	93.6%	85.6%	82.4%
Five years later	108.5%	112.9%	109.6%	101.5%	91.9%	84.0%
Six years later	109.1%	114.8%	111.6%	100.6%	91.2%
Seven years later	111.0%	117.6%	111.1%	100.3%
Eight years later	113.7%	117.5%	111.0%
Nine years later	113.7%	117.5%
Ten years later	113.2%
Cumulative deficiency (redundancy)	13.2%	17.5%	11.0%	0.3%	(8.8)%	(16.0)%	(17.6)%	(18.3)%	(21.3)%	(15.0)%	N/A

Cumulative deficiency (redundancy) excluding ECO losses	5.7%	8.6%	3.0%	(8.3)%	(17.1)%	(22.7)%	(23.3)%	(21.9)%	(21.5)%	(15.1)%	N/A

Cumulative paid as of:
One year later	53.3%	51.3%	50.3%	48.4%	52.6%	50.3%	48.4%	54.6%	46.8%	48.2%
Two years later	76.2%	80.2%	77.1%	75.8%	72.6%	66.5%	69.1%	67.4%	61.0%
Three years later	92.0%	96.3%	94.3%	87.7%	80.1%	77.4%	74.8%	72.9%
Four years later	100.0%	105.6%	101.5%	91.6%	87.3%	79.9%	77.4%
Five years later	104.9%	109.2%	103.7%	97.4%	88.5%	81.1%
Six years later	106.5%	110.4%	108.8%	98.1%	89.3%
Seven years later	107.3%	115.8%	109.3%	98.7%
Eight years later	112.2%	116.0%	109.7%
Nine years later	112.4%	116.3%
Ten years later	112.6%

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a reconciliation of Infinity’s net liability to the gross liability for unpaid losses and LAE (in millions):

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
As originally estimated
Net liability shown above *	$630	$611	$719	$707	$669	$610	$568	$590	$524	$491	$461
Add reinsurance recoverables	13	37	33	32	27	16	28	28	21	18	17

Gross liability	$643	$648	$752	$739	$696	$626	$596	$618	$545	$509	$478

As re-estimated at
December 31, 2010:
Net liability shown above	$713	$717	$798	$710	$610	$513	$468	$482	$412	$417	N/A
Add reinsurance recoverables	51	81	77	58	49	39	33	32	26	22	N/A

Gross liability	$764	$798	$876	$768	$659	$552	$501	$514	$438	$440	N/A

Gross cumulative deficiency (redundancy)	18.8%	23.3%	16.4%	3.9%	(5.4)%	(11.8)%	(15.9)%	(16.9)%	(19.6)%	(13.6)%	N/A

Gross cumulative deficiency (redundancy) excluding ECO losses	8.8%	12.1%	6.3%	(6.8)%	(15.5)%	(19.4)%	(22.0)%	(20.8)%	(19.7)%	(13.7)%	N/A

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

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

ASSUMED AGENCY BUSINESS

	2000	2001	2002
Liability for unpaid losses & LAE:
As originally estimated	$106	$116	$126
As re-estimated at December 31, 2010	108	116	N/A
Liability re-estimated:
One year later	104.9%	106.8%
Two years later	106.8%	101.6%
Three years later	102.8%	103.4%
Four years later	104.5%	103.7%
Five years later	104.2%	101.5%
Six years later	102.7%	101.3%
Seven years later	102.8%	100.6%
Eight years later	102.1%	99.5%
Nine years later	101.9%	99.9%
Ten years later	102.5%
Cumulative deficiency (redundancy):	2.5%	(0.1)%

Cumulative paid as of:
One year later	47.0%	43.6%
Two years later	70.8%	60.2%
Three years later	80.8%	79.7%
Four years later	91.6%	90.4%
Five years later	96.3%	94.6%
Six years later	98.6%	97.1%
Seven years later	100.0%	98.4%
Eight years later	100.9%	98.9%
Nine years later	101.4%	99.7%
Ten years later	102.1%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company finds it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Accident Year
2001	82.5%	81.8%	83.2%	83.9%	84.4%	84.0%	84.0%	84.0%	83.8%	83.8%
2002		81.1%	79.1%	79.8%	80.5%	80.6%	80.3%	80.0%	79.8%	79.7%
2003			78.1%	73.2%	72.9%	72.3%	71.7%	70.9%	70.5%	70.4%
2004				71.0%	68.2%	66.3%	65.4%	64.3%	63.7%	63.4%
2005					70.5%	69.6%	67.8%	66.2%	65.2%	64.8%
2006						70.3%	71.0%	68.9%	67.4%	66.8%
2007							71.9%	72.5%	71.0%	69.8%
2008								73.5%	71.9%	69.9%
2009									74.2%	71.0%
2010										75.1%

The following table summarizes the effect on each calendar year of reserve re-estimates, net of reinsurance, for each of the accident years presented. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The table includes the loss reserves of the NSA Group, the Assumed Agency Business and those of Infinity combined. Favorable reserve re-estimates are shown in parentheses.

(in millions)	2004	2005	2006	2007	2008	2009	2010
Accident year
2000 & prior	$16	$0	$2	$12	$16	$0	$0
2001	8	4	(4)	(1)	0	(2)	0
2002	6	5	1	(3)	(2)	(2)	(1)
2003	(34)	(2)	(4)	(4)	(5)	(3)	(1)
2004		(24)	(17)	(8)	(9)	(6)	(3)
2005			(9)	(17)	(15)	(10)	(4)
2006				7	(21)	(14)	(6)
2007					6	(16)	(12)
2008						(15)	(19)
2009							(28)

Total	$(5)	$(17)	$(31)	$(13)	$(29)	$(65)	$(74)

During calendar year 2010, Infinity experienced $73.9 million of favorable reserve development primarily from loss and LAE reserves relating to bodily injury coverage in the California, Connecticut, Florida and Pennsylvania nonstandard programs as well as in the Commercial Vehicle program. During calendar years 2009 and 2008, Infinity experienced $65.4 million and $29.4 million, respectively, of favorable development, primarily from loss and LAE reserves relating to bodily injury and property damage coverages in the California, Florida and Pennsylvania nonstandard programs. The favorable development over the last several years has resulted from two significant changes in claims practices beginning in 2006 for which the effect on loss and LAE payment patterns has been recognized in 2008, 2009 and 2010.

First, the Company changed its approach to handling claims in litigation. Historically, the majority of litigation claims were handled in the Company’s field offices utilizing outside legal counsel. In 2006 and 2007, the Company chose to utilize in-house legal counsel more extensively, which has proven to be more cost effective than outside counsel. This change in approach brought about a gradual reduction in legal costs, which began to lower LAE. During 2006 and 2007 the reduction in paid LAE was gradual, with little effect on historical LAE patterns. This gradual change resulted in slight decreases in development patterns and modest releases of LAE redundancy. However, by the end of 2008, the development patterns fell by anywhere from 8% to 13%, depending on the development period, from the level of the 2007 year-end analysis. The development patterns fell another 7% to 13% in 2009 from the level of the 2008 year-end analysis. These changes resulted in a more substantial release of LAE redundancy in 2008 and 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second, beginning in 2006, the claims department began placing greater emphasis on settling undisputed claims in a reduced number of days after the loss date. A more timely settlement of such claims (referred to as increased “tempo”) was expected to reduce the company’s claim expenses, especially in the cost of rental car coverage. These changes in settlement practice resulted in increased claim payments for development periods in which the change took place. In was not apparent in either the 2006 or 2007 loss reserve estimation process whether the increase in claim payments resulted from deteriorating underwriting results, which could lead to additional loss development, or from the increase in tempo, which would not necessarily lead to further loss development. As discussed earlier, Infinity’s actuaries use a mixture of paid and incurred tests to determine the ultimate reserve need. The change in tempo created a large variance in the indicated need between the paid and incurred tests. Over time, as accident years matured, it became clear the paid tests had over-estimated the reserve and that the incurred test results provide better estimates of the ultimate reserve need.

Because Infinity’s selected reserves are influenced by both the paid and incurred tests, as the two sets of tests have converged for accident years 2007 through 2009, the Company has seen favorable development. However, as the effects of the increased claims settlement tempo have been in place for some time, the impact on the paid-incurred test differences are expected to continue to dissipate. The premium growth in 2010 adds another level of uncertainty to loss reserving that could cause either future redundancies or deficiencies.

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

Accruals for Litigation

Infinity continually evaluates potential liabilities and reserves for litigation using the criteria established by the Loss Contingency topic of the FASB Accounting Standards Codification. Under this guidance, reserves for loss may only be recorded if the likelihood of occurrence is probable and the amount is reasonably estimable. Management considers each legal action and records reserves for losses in accordance with this guidance. Infinity believes the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against Infinity for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, management does not expect them to have a material effect on Infinity’s financial condition or liquidity. See Note 13 – Legal and Regulatory Proceedings of the Notes to Consolidated Financial Statements for a discussion of the Company’s material Legal Proceedings.

Goodwill

In accordance with the Goodwill topic of the FASB Accounting Standards Codification, Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge.

Infinity performed this test as of September 30, 2010 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors. Infinity’s cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.

The September 30, 2010 test results indicated that the fair value of Infinity’s goodwill exceeded its carrying value and there was no impairment charge required at that date. Additionally, there was no indication of impairment at December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Ratios

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2010, the capital ratios of all Infinity insurance subsidiaries exceed the RBC requirements.

Sources of Funds

Infinity is organized as a holding company whose operations are conducted by its insurance subsidiaries. Accordingly, Infinity will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.

At December 31, 2010, Infinity had $195 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”) outstanding. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. During 2009, Infinity repurchased $5.0 million of the Senior Notes. (See Note 4 – Long-Term Debt of the Notes to Consolidated Financial Statements for more information on the Senior Notes).

In August 2010, Infinity filed a “shelf” registration statement with the Securities and Exchange Commission, which will allow the Company to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should the Company choose to do so in the future.

In February 2011, Infinity increased its quarterly dividend to $0.18 per share from $0.14 per share. At this current amount, Infinity’s 2011 annualized dividend payments will be approximately $9.2 million.

In October 2006, the Company announced that the Board of Directors approved a share repurchase program expiring on the earlier of December 31, 2008 or the completion of all purchases contemplated by the program, whereby the Company may repurchase up to an aggregate amount of $100 million of its outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date, modified the authority to include the repurchase of Infinity’s debt and extended the date to execute this program to December 31, 2010. During 2009, Infinity repurchased 689,500 shares at an average cost, excluding commissions, of $36.24. Infinity also repurchased $5.0 million in debt during 2009. During the third quarter of 2010, Infinity exhausted the remaining repurchase authority under this program. On August 3, 2010, Infinity’s Board of Directors approved an additional $50.0 million share and debt repurchase program expiring on December 31, 2011. During 2010, Infinity repurchased 1,114,200 shares at an average cost, excluding commissions, of $46.79. As of December 31, 2010, Infinity had $38.1 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries as well as cash and investments held by the holding company. As of December 31, 2010, the holding company had $221.8 million of cash and investments. In 2010, Infinity’s insurance subsidiaries paid Infinity $100.0 million in dividends. In 2011, Infinity’s insurance subsidiaries may pay Infinity up to $96.0 million in ordinary dividends without prior regulatory approval.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At December 31, 2010 and 2009, there were no borrowings outstanding under the Credit Agreement. Infinity intends to renew this agreement prior to its expiration in August 2011.

Infinity’s insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premium in advance of paying claims. Infinity’s insurance subsidiaries had positive cash flow from operations of approximately $73.3 million in 2010, $85.0 million in 2009 and $27.0 million in 2008. In addition, to satisfy their obligations, Infinity’s insurance subsidiaries generate cash from maturing securities from their combined $1.0 billion fixed maturity portfolio.

Management believes that cash and investment balances, cash flows from operations or borrowings, and maturities and sales of investments are adequate to meet the future liquidity needs for Infinity and its insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Infinity and its insurance subsidiaries’ contractual obligations as of December 31, 2010, are (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Loss and LAE Reserves (a)	Postretirement Benefit Payments (b)	Total
2011	$10,725	$12,637	$289,505	$253	$313,120
2012-2013	21,450	$21,157	133,892	528	$177,027
2014-2015	200,363	$18,075	30,511	538	$249,487
2016 and after	0	$7,191	23,925	1,371	$32,487

Total	$232,538	$59,060	$477,833	$2,690	$772,121

(a)	The payout pattern for reserves for losses and LAE is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid will vary from these estimates, as discussed above under “Critical Accounting Policies” and in Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements.
(b)	The payments for postretirement benefits do not represent actual contractual obligations. The payments presented represent the best estimate of future contributions.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

General

Infinity’s Investment Committee, which is composed exclusively of independent directors, has approved investment guidelines for the Company and its wholly owned subsidiaries. The guidelines specifically address overall investment objectives, permissible assets, prohibited assets, permitted exceptions to the guidelines and credit quality.

Infinity engages two unaffiliated money managers for its fixed income portfolio and internally manages a Vanguard exchange-traded fund designed to track the MSCI U.S. Broad Market Index for the equity portfolio. The investment managers conduct, in accordance with the Company’s investment guidelines, all of the investment purchases and sales for the Company and its subsidiaries. The Company’s Chief Financial Officer and the Investment Committee, at least quarterly, review the performance of the portfolio management and compliance with the Company’s investment guidelines. Physical custody of securities is maintained at national banks unaffiliated with the money managers.

Infinity’s consolidated investment portfolio at December 31, 2010 contained $1.2 billion in fixed maturity securities and $42.3 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2010, Infinity had pretax net unrealized gains of $23.9 million on fixed maturities and pretax net unrealized gains of $13.0 million on equity securities. Combined, the pre-tax net unrealized gain increased by $7.9 million for the twelve months ended December 31, 2010.

Approximately 93.8% of Infinity’s fixed maturity portfolio at December 31, 2010 was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of Infinity’s fixed maturity portfolio was AA at December 31, 2010. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate stable and predictable investment return.

Since all of these securities are carried at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of Infinity’s fixed maturity portfolio was 3.6 years at December 31, 2010.

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

Level 1 securities are U.S. Treasury securities, an exchange-traded fund and equity securities held in a rabbi trust. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities that are not rated by a nationally recognized statistical rating organization.

A third party nationally recognized pricing service provides the fair value of securities in Level 2. Infinity periodically reviews the third party pricing methodologies and tests for significant differences between the market price used to value the security and recent sales activity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for Infinity’s investment portfolio at December 31, 2010 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$167,729	$170,286	14.0%
Government-sponsored entities	40,025	41,152	3.4%

Total U.S. government and agencies	207,754	211,437	17.3%
State and municipal	392,057	396,995	32.5%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	195,003	197,615	16.2%
Commercial mortgage-backed securities	34,095	35,070	2.9%
Collateralized mortgage obligations:
PAC	20,305	20,911	1.7%
Sequentials	15,295	15,664	1.3%
Junior	679	570	0.0%
Accretion directed	477	473	0.0%
Whole loan	4,775	4,781	0.4%

Total CMO	41,530	42,398	3.5%
Asset-backed securities:
Auto loans	5,197	5,268	0.4%
Home equity	852	804	0.1%
Credit card receivables	21,237	21,414	1.8%

Total ABS	27,286	27,486	2.3%

Total mortgage-backed, CMOs and asset-backed	297,913	302,570	24.8%
Corporates
Investment grade	187,530	193,922	15.9%
Non-investment grade	68,548	72,795	6.0%

Total corporates	256,079	266,717	21.9%
Total fixed maturities	1,153,802	1,177,718	96.5%
Equity securities	29,333	42,301	3.5%

Total investment portfolio	$1,183,135	$1,220,019	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the returns of Infinity’s investment portfolios based on quarterly investment balances as reflected in the financial statements.

	Twelve months ended December 31,
	2010	2009	2008
Return on fixed income securities:
Excluding realized gains and losses	3.8%	4.2%	4.7%
Including realized gains and losses	4.6%	3.0%	2.1%
Return on equity securities:
Excluding realized gains and losses	2.8%	2.5%	1.9%
Including realized gains and losses	5.7%	2.8%	(38.7)%
Return on all investments:
Excluding realized gains and losses	3.7%	4.2%	4.6%
Including realized gains and losses	4.6%	3.0%	0.6%

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

(in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$1,254,741	$1,217,407	$1,198,093	$1,177,718	$1,156,991	$1,136,027	$1,095,160
Fair value of long-term debt	210,897	204,912	201,997	199,132	196,316	193,549	188,154

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about Infinity’s fixed maturity investments at December 31, 2010, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

(in thousands)	Expected Principal Cash Flows
	MBS, CMO and ABS only	Excluding MBS, CMO and ABS	Total
For the twelve months ended December 31,
2011	$60,428	$102,412	$162,841
2012	54,467	161,679	216,146
2013	38,821	97,712	136,533
2014	23,777	108,092	131,869
2015	19,605	110,546	130,151
Thereafter	93,722	243,736	337,458

Total	$290,820	$824,178	$1,114,998

The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented above.

Credit Risk

Infinity manages credit risk by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. government and agencies securities, is $7.7 million or 0.7% of the fixed income investment portfolio. The top five investments in fixed income securities, excluding those issued by the U.S. government and its agencies, make up 2.8% of the fixed income portfolio. The fair value of non-performing fixed maturities, securities that have not produced their stated rate of investment income during the previous twelve months, was $0.2 million or less than 0.1% of the $1.2 billion portfolio as of December 31, 2010.

The following table presents the credit rating and fair value (in thousands) of Infinity’s fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
U.S. government and agencies	$211,437	$0	$0	$0	$0	$211,437	18.0%
State and municipal	47,169	249,920	91,885	8,021	0	396,995	33.7%
Mortgage-backed, asset-backed and CMO	296,913	5,657	0	0	0	302,570	25.7%
Corporates	12,857	11,531	141,638	27,896	72,795	266,717	22.6%

Total fair value	$568,376	$267,108	$233,522	$35,917	$72,795	$1,177,718	100.0%

% of total fair value	48.3%	22.7%	19.8%	3.0%	6.2%	100.0%

Other than securities backed by the U.S. government or issued by its agencies, Infinity’s fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. Infinity has only modest exposure to these types of

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

investments. At December 31, 2010, Infinity’s fixed maturity portfolio included 6 securities, or less than 1% of the total fair value of the fixed maturity portfolio, with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.

The following table presents the credit rating and fair value of Infinity’s residential mortgage backed securities at December 31, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
2006	$2,301	$—	$—	$—	$—	$2,301	1.2%
2007	9,792	—	—	—	—	9,792	5.0%
2008	44,299	—	—	—	—	44,299	22.4%
2009	59,409	—	—	—	—	59,409	30.1%
2010	81,814	—	—	—	—	81,814	41.4%

Total fair value	$197,615	$—	$—	$—	$—	$197,615	100.0%

% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

All of the $197.6 million of residential mortgage backed securities are government-sponsored enterprises (“GSE”).

The following table presents the credit rating and fair value of Infinity’s commercial mortgage-backed securities at December 31, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Fair Value	% of Total Exposure
2001	$245	$—	$—	$—	$—	$245	0.7%
2002	4,703	—	—	—	—	4,703	13.4%
2003	583	—	—	—	—	583	1.7%
2004	4,512	—	—	—	—	4,512	12.9%
2005	7,744	—	—	—	—	7,744	22.1%
2006	15,181	—	—	—	—	15,181	43.3%
2007	2,103	—	—	—	—	2,103	6.0%

Total fair value	$35,070	$—	$—	$—	$—	$35,070	100.0%

% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

None of the $35.1 million of commercial mortgage-backed securities are GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s collateralized mortgage obligation portfolio at December 31, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Fair Value	% of Total Exposure
1999	$—	$570	$—	$—	$—	$570	1.3%
2002	6,098	—	—	—	—	6,098	14.4%
2003	10,262	—	—	—	—	10,262	24.2%
2004	8,207	2,187	—	—	—	10,394	24.5%
2005	—	2,021	—	—	—	2,021	4.8%
2009	11,584	—	—	—	—	11,584	27.3%
2010	1,469	—	—	—	—	1,469	3.5%

Total fair value	$37,620	$4,778	$—	$—	$—	$42,398	100.0%

% of total fair value	88.7%	11.3%	0.0%	0.0%	0.0%	100.0%

Of the $42.4 million of collateralized mortgage obligations, $27.9 million are GSE.

The following table presents the credit rating and fair value of Infinity’s ABS portfolio at December 31, 2010 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Fair Value	% of Total Exposure
2001	$70	$0	$0	$0	$0	$70	0.3%
2003	5,829	0	0	0	0	5,829	21.2%
2004	0	52	0	0	0	52	0.2%
2006	660	0	0	0	0	660	2.4%
2007	3,866	0	0	0	0	3,866	14.1%
2008	5,405	0	0	0	0	5,405	19.7%
2009	8,244	0	0	0	0	8,244	30.0%
2010	2,533	827	0	0	0	3,360	12.2%

Total fair value	$26,607	$879	$0	$0	$0	$27,486	100.0%

% of total fair value	96.8%	3.2%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s fixed maturity securities, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2010 (in thousands).

NAIC Rating	Comparable S&P Rating	Amortized Cost	Fair Value	%
1	AAA, AA, A	$1,053,832	$1,072,217	91.0%
2	BBB	35,186	36,696	3.1%

	Total investment grade	$1,089,018	$1,108,912	94.2%

3	BB	48,863	51,793	4.4%
4	B	14,436	15,430	1.3%
5	CCC, CC, C	1,071	1,168	0.1%
6	D	415	415	0.0%

	Total non-investment grade	$64,784	$68,806	5.8%

	Total	$1,153,802	$1,177,718	100.0%

In 2008, several state and municipal bond insurers had their credit ratings downgraded or placed under review by one or more nationally recognized statistical rating organizations. These downgrades were a result of a perceived weakening of the insurers’ financial strength because of losses incurred on mortgage-backed and asset-backed securities. These securities experienced increased delinquencies and defaults because of a weakening economy and housing market in particular.

Infinity’s investment portfolio consists of $397.0 million of state and municipal bonds, of which $158.2 million are insured. Of the insured bonds, 45.5% are insured with MBIA, 30.9% with Assured Guaranty, 23.3% with AMBAC and 0.3% are insured with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at December 31, 2010:

	Municipal Bonds
	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$5,403	3.4%	$41,766	17.5%	$47,169	11.9%
AA+, AA, AA-	86,563	54.7%	163,357	68.4%	249,920	63.0%
A+, A, A-	58,228	36.8%	33,657	14.1%	91,885	23.1%
BBB+, BBB, BBB-	8,021	5.1%	0	0.0%	8,021	2.0%

Total	$158,215	100.0%	$238,780	100.0%	$396,995	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of Infinity’s state and municipal bond portfolio, by state, at December 31, 2010 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
TX	$14,206	$19,803	$6,566	$0	$0	$40,575	10.2%
GA	9,330	8,390	4,856	4,709	0	27,285	6.9%
NY	0	26,233	0	0	0	26,233	6.6%
FL	0	11,424	10,124	0	0	21,548	5.4%
WA	1,480	14,659	1,774	0	0	17,913	4.5%
PA	0	8,806	8,227	0	0	17,033	4.3%
MI	387	6,664	8,416	0	0	15,468	3.9%
IN	0	12,810	1,509	0	0	14,318	3.6%
CO	1,755	8,950	3,599	0	0	14,304	3.6%
TN	0	12,953	0	0	0	12,953	3.3%
All other states	20,010	119,230	46,814	3,312	0	189,365	47.7%

Total fair value	$47,169	$249,920	$91,885	$8,021	$0	$396,995	100.0%

% of total fair value	11.9%	63.0%	23.1%	2.0%	0.0%	100.0%

The following table presents the fair value of Infinity’s state and municipal bond portfolio, by state and type of bond, at December 31, 2010 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Fair Value	% of Total Exposure
TX	$4,334	$11,864	$24,377	$—	$40,575	10.2%
GA	7,568	2,240	17,477	—	27,285	6.9%
NY	—	5,857	20,377	—	26,233	6.6%
FL	1,044	—	15,843	4,660	21,548	5.4%
WA	6,175	563	11,174	—	17,913	4.5%
PA	2,102	2,554	12,377	—	17,033	4.3%
MI	—	4,990	10,477	—	15,468	3.9%
IN	—	—	14,318	—	14,318	3.6%
CO	—	1,396	9,431	3,476	14,304	3.6%
TN	—	10,289	2,664	—	12,953	3.3%
All other states	37,904	24,567	126,037	857	189,365	47.7%

Total fair value	$59,128	$64,321	$264,553	$8,993	$396,995	100.0%

% of total fair value	14.9%	16.2%	66.6%	2.3%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of Infinity’s state and municipal bond portfolio, by state and further classification, at December 31, 2010 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Fair Value	% of Total Exposure
TX	$11,405	$6,413	$4,424	$2,136	$24,377	9.2%
GA	8,491	5,233	1,762	1,991	17,477	6.6%
NY	2,268	—	5,902	12,207	20,377	7.7%
FL	12,603	—	—	3,240	15,843	6.0%
WA	—	7,920	—	3,254	11,174	4.2%
PA	8,227	—	4,150	—	12,377	4.7%
MI	—	—	—	10,477	10,477	4.0%
IN	1,990	—	9,013	3,316	14,318	5.4%
CO	2,211	—	7,220	—	9,431	3.6%
TN	—	—	2,664	—	2,664	1.0%
All other states	34,739	28,065	11,484	51,750	126,037	47.6%

Total fair value	$81,933	$47,631	$46,619	$88,371	$264,553	100.0%

% of total fair value	31.0%	18.0%	17.6%	33.4%	100.0%

Equity Price Risk

Equity price risk is the potential economic loss from adverse changes in equity security prices. Infinity’s exposure to equity price risk is limited, as its equity investments comprise only 3.5% of its total investment portfolio. At December 31, 2010, the fair value of Infinity’s equity portfolio was $42.3 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Underwriting

Premium

Infinity’s net earned premium is as follows ($ in thousands):

	Twelve months ended December 31,
	2010	2009	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$750,519	$660,334	$90,185	13.7%
Non-urban Zones	109,361	89,221	20,140	22.6%

Total Focus States	859,880	749,554	110,325	14.7%
Maintenance States	22,457	26,994	(4,537)	(16.8)%
Other States	2,863	5,409	(2,546)	(47.1)%

Total Personal Auto	885,200	781,957	103,243	13.2%
Commercial Vehicle	57,206	53,632	3,574	6.7%
Classic Collector	10,020	13,118	(3,098)	(23.6)%
Other	0	109	(109)	(100.0)%

Total gross written premium(1)	952,426	848,816	103,611	12.2%
Ceded reinsurance	(5,558)	(4,947)	(611)	12.3%

Net written premium	946,869	843,869	103,000	12.2%
Change in unearned premium	(40,950)	4,522	(45,472)	NM

Net earned premium	$905,919	$848,391	$57,528	6.8%

	Twelve months ended December 31,
	2009	2008	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$660,334	$680,009	$(19,675)	(2.9)%
Non-urban Zones	89,221	103,834	(14,613)	(14.1)%

Total Focus States	749,554	783,843	(34,288)	(4.4)%
Maintenance States	26,994	37,240	(10,246)	(27.5)%
Other States	5,409	10,969	(5,560)	(50.7)%

Total Personal Auto	781,957	832,051	(50,094)	(6.0)%
Commercial Vehicle	53,632	42,795	10,837	25.3%
Classic Collector	13,118	21,253	(8,135)	(38.3)%
Other	109	803	(694)	(86.4)%

Total gross written premium(1)	848,816	896,902	(48,087)	(5.4)%
Ceded reinsurance	(4,947)	(4,812)	(135)	2.8%

Net written premium	843,869	892,090	(48,221)	(5.4)%
Change in unearned premium	4,522	30,361	(25,839)	(85.1)%

Net earned premium	$848,391	$922,451	$(74,060)	(8.0)%

(1)	2009 and 2008 exclude less than $(0.1) million each of premium written on behalf of other companies.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows Infinity’s policies in force:

	Twelve months ended December 31,
	2010	2009	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	659,714	586,963	72,751	12.4%
Non-urban Zones	83,327	69,441	13,886	20.0%

Total Focus States	743,041	656,404	86,637	13.2%
Maintenance States	17,749	19,551	(1,802)	(9.2)%
Other States	1,998	3,675	(1,677)	(45.6)%

Total Personal Auto	762,788	679,630	83,158	12.2%
Commercial Vehicle	32,191	28,120	4,071	14.5%
Classic Collector	34,087	41,312	(7,225)	(17.5)%

Total policies in force	829,066	749,062	80,004	10.7%

	Twelve months ended December 31,
	2009	2008	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	586,963	582,198	4,765	0.8%
Non-urban Zones	69,441	75,543	(6,102)	(8.1)%

Total Focus States	656,404	657,741	(1,337)	(0.2)%
Maintenance States	19,551	26,411	(6,860)	(26.0)%
Other States	3,675	7,530	(3,855)	(51.2)%

Total Personal Auto	679,630	691,682	(12,052)	(1.7)%
Commercial Vehicle	28,120	19,605	8,515	43.4%
Classic Collector	41,312	61,416	(20,104)	(32.7)%
Other	0	295	(295)	(100.0)%

Total policies in force	749,062	772,998	(23,936)	(3.1)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 compared to 2009

Gross written premium grew 12.2% during the twelve months ended December 31, 2010 compared with the twelve months ended December 31, 2009. During 2010, Infinity implemented 22 rate revisions in various states with an overall rate increase of 1.3%. Policies in force at December 31, 2010 increased 10.7% compared with the same period in 2009. Gross written premium grew more than policies in force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with coverage that is more restricted.

During 2010, personal auto insurance gross written premium in Infinity’s Focus States grew 14.7% when compared with 2009, with growth in all states excluding Nevada. The increase in gross written premium is primarily a result of growth in California, Florida and Texas.

•

California gross written premium grew 3.2% during 2010 compared to 2009. Infinity believes that two program revisions that became effective in California during the second quarter of 2010 have allowed the Company to segment its rates more effectively. These revisions, coupled with increases in commissions and other agency incentives, have stimulated growth in the state.

•

Florida gross written premium grew 50.6% during 2010 compared to 2009. The overall increase in Non-urban Zone premium is a result of growth in Florida. Florida’s gross written premium growth is attributable to increased marketing efforts coupled with underwriting restrictions and rate increases recently implemented by competitors. Infinity took aggressive actions in 2008 and 2009 in advance of competitors to improve profit margins in Florida. The Company has increased rates 14.9% in the twelve months ended December 31, 2010 and modified certain underwriting rules in the state.

•	Texas gross written premium grew by 31.0% during 2010 compared to 2009. The growth in premiums in Texas primarily relates to the standard program, which Infinity introduced in late 2009.

Gross written premium in the Maintenance States declined 16.8% during 2010 compared to 2009, primarily due to declines in Connecticut and South Carolina. Infinity increased rates in several of the Maintenance States during 2009 in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium grew 6.7% during 2010 compared to 2009. This growth is primarily due to growth in California resulting from the appointment of new agents.

2009 compared to 2008

Gross written premium decreased 5.4% during the twelve months ended December 31, 2009 compared with the twelve months ended December 31, 2008. Although premium declined for the year, Infinity did experience gross written premium growth during each month of the fourth quarter. Infinity’s growth during the fourth quarter of 2009 was the first quarterly increase the company has had since the second quarter of 2007. During 2009, Infinity implemented 29 rate revisions in various states with an overall rate impact of a 0.3% decrease. Policies in force at December 31, 2009 decreased 3.1% compared with December 31, 2008. Gross written premium declined more than policies in force due to a shift in the business mix to more liability only policies, which have lower average premium.

During 2009, personal auto insurance gross written premium in Infinity’s eight Focus States decreased 4.4% compared with 2008. This decline in gross written premium is primarily a result of declines in Arizona, Florida and Georgia.

•

In Arizona, gross written premium declined 22.3% during the twelve months ended December 31, 2009 as compared with the same period of 2008. This decline is primarily due to competitor rate decreases and worsening economic conditions in the state.

•	Gross written premium declined 11.1% in Florida, primarily due to Infinity raising rates 15.1% during 2008 and tightening underwriting standards to improve profitability in the state.

•	In Georgia, gross written premium was down 25.1% for the twelve months. This decline is primarily a result of rate increases intended to improve profitability in the state.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

An increase in gross written premium in Illinois partially offset the decline in premium in Arizona, Florida and Georgia during 2009. Illinois’s gross written premium increased 155.0% during 2009 primarily because of continued growth in the recently introduced Chicago Urban Zone. Gross written premium in California, Infinity’s largest state by premium volume, was down just 0.1% for the year.

Gross written premium in the Maintenance States declined 27.5% during 2009 with declines in all states in this category. Infinity increased rates in several of the Maintenance States during 2009 in an effort to improve profitability.

Infinity’s Commercial Vehicle gross written premium increased 25.3% during the twelve months ended December 31, 2009 as compared with the same period of 2008 because of growth in California, which was a new market for this product.

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

	Twelve months ended December 31,
	2010			2009			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	68.1%	21.6%	89.6%	68.5%	20.2%	88.7%	(0.4)%	1.4%	0.9%
Non-urban Zones	70.8%	21.9%	92.7%	67.5%	21.2%	88.6%	3.3%	0.7%	4.0%

Total Focus States	68.4%	21.6%	90.0%	68.4%	20.3%	88.7%	0.0%	1.3%	1.3%
Maintenance States	56.8%	25.3%	82.1%	67.8%	23.2%	91.0%	(11.0)%	2.1%	(8.9)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	67.7%	21.7%	89.5%	68.2%	20.5%	88.7%	(0.5)%	1.2%	0.7%
Commercial Vehicle	68.3%	20.5%	88.8%	72.3%	21.6%	93.8%	(3.9)%	(1.1)%	(5.0)%
Classic Collector	37.0%	42.0%	79.0%	37.3%	42.4%	79.7%	(0.3)%	(0.4)%	(0.7)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	67.0%	21.4%	88.4%	66.5%	20.7%	87.2%	0.4%	0.8%	1.2%
Total statutory ratios excluding development	75.1%	21.4%	96.6%	74.2%	20.7%	94.9%	0.9%	0.8%	1.7%
GAAP ratios	67.0%	22.6%	89.6%	66.5%	22.0%	88.5%	0.5%	0.6%	1.1%
GAAP ratios excluding development	75.1%	22.6%	97.7%	74.2%	22.0%	96.2%	0.9%	0.6%	1.6%

NM: Not meaningful due to the low premium for these lines.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2009			2008			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	68.5%	20.2%	88.7%	71.7%	19.8%	91.5%	(3.2)%	0.4%	(2.8)%
Non-urban Zones	67.5%	21.2%	88.6%	74.7%	21.4%	96.1%	(7.3)%	(0.2)%	(7.5)%

Total Focus States	68.4%	20.3%	88.7%	72.1%	20.0%	92.1%	(3.7)%	0.3%	(3.5)%
Maintenance States	67.8%	23.2%	91.0%	71.2%	22.3%	93.6%	(3.4)%	0.9%	(2.5)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	68.2%	20.5%	88.7%	71.8%	20.2%	92.0%	(3.6)%	0.3%	(3.3)%
Commercial Vehicle	72.3%	21.6%	93.8%	82.2%	21.6%	103.8%	(10.0)%	0.0%	(10.0)%
Classic Collector	37.3%	42.4%	79.7%	43.4%	41.7%	85.1%	(6.1)%	0.7%	(5.4)%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	66.5%	20.7%	87.2%	70.3%	20.9%	91.2%	(3.8)%	(0.2)%	(4.0)%
Total statutory ratios excluding development	74.2%	20.7%	94.9%	73.5%	20.9%	94.4%	0.7%	(0.2)%	0.5%
GAAP ratios	66.5%	22.0%	88.5%	70.3%	22.2%	92.5%	(3.8)%	(0.2)%	(4.0)%
GAAP ratios excluding development	74.2%	22.0%	96.2%	73.5%	22.2%	95.7%	0.7%	(0.2)%	0.5%

NM: Not meaningful due to the low premium for these lines.

In evaluating the profit performance of Infinity’s business, the Company’s management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

2010 compared to 2009

Overall, the statutory combined ratio for the year ended December 31, 2010 of 88.4% deteriorated by 1.2 points from 87.2% for 2009. The twelve months ended December 31, 2010 benefited from $73.9 million of favorable development on loss and LAE reserves compared to $65.4 million for 2009. Bodily injury coverage in California, Connecticut, Florida and Pennsylvania as well as the Commercial Vehicle product related to accident years 2009, 2008 and 2007 drove favorable development during 2010. (See Critical Accounting Policies – Insurance Reserves for a more detailed discussion of loss reserving and development.) Excluding the favorable development from both years, the combined ratio increased from 94.9% in 2009 to 96.6% in 2010. The GAAP combined ratio for 2010 increased by 1.1 points from 88.5% at December 31, 2009 to 89.6% in 2010. Excluding the effect of favorable development, the GAAP combined ratio for 2010 was 97.7%, compared to 96.2% for 2009. Infinity expects the GAAP combined ratio, excluding redundancy releases, to be between 98.0% and 99.0% during 2011.

Catastrophe related losses were $3.5 million and $1.0 million during 2010 and 2009, respectively.

The 1.3 point increase in the Focus States’ combined ratio for the year ended December 31, 2010 was primarily driven by an increase in the underwriting ratio. The underwriting ratio is up due to growth in new business, on which the Company pays higher commission rates. The Urban Zone loss and LAE ratio declined slightly because of improvement in the California Urban Zones. An increase in the Non-urban Zone loss and LAE ratio, driven by Florida Non-urban Zones, offset this decline. Florida’s Non-urban zone loss ratio rose because of growth in new business in late 2009 and into 2010. Infinity has taken actions, including raising rates and modifying certain underwriting standards, to improve the underperforming segments of the Florida business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The loss and LAE ratio in the Maintenance States declined 11.0 points for the year ended December 31, 2010, because of declines in the loss ratios in all Maintenance States excluding South Carolina and Tennessee.

The loss and LAE ratio for the Commercial Vehicle business declined by 3.9 points during the year ended December 31, 2010 when compared with 2009, primarily because of favorable development on loss reserves. Additionally, the Company experienced several large losses in its Commercial Vehicle business during 2009.

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

The loss and LAE ratio in the Maintenance States declined for the year ended December 31, 2009 compared with 2008, primarily because of favorable development on LAE reserves in Connecticut. The underwriting ratio in these states grew in 2009 due to fixed expenses over a decline in premium.

The loss and LAE ratio for the Commercial Vehicle business decreased substantially during 2009 when compared with 2008 primarily because of an extra-contractual claim in Florida recorded during 2008. Excluding this claim, the combined ratio for the twelve months ended December 31, 2008 would be 79.8%. This compares with 93.8% for the twelve months ended December 31, 2009. The increase in the combined ratio, excluding the extra-contractual claim, is a result of an increase in the loss ratio in California due to a shift toward new business, which typically has a higher loss ratio than renewal business.

Investment Income

Investment income primarily includes gross investment revenue and investment management fees as shown in the following table (in thousands):

	Twelve months ended December 31,
	2010	2009	2008
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$45,813	$50,567	$58,909
Dividends on equity securities	853	782	871

Gross investment income	$46,666	$51,349	59,780
Investment expenses	(2,033)	(1,930)	(1,830)

Net investment income	$44,633	$49,418	$57,950

Average investment balance, at cost	$1,244,763	$1,222,816	$1,298,112
Returns excluding realized gains and losses	3.7%	4.2%	4.6%

2010 compared to 2009

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the year ended December 31, 2010 declined compared to 2009 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.

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

Realized Gains (Losses) on Investments

Infinity recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended December 31, 2010
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$12,423	$(2,902)	$9,521
Equities	921	(4)	917

Total	$13,344	$(2,906)	$10,438

	Twelve months ended December 31, 2009
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$4,914	$(19,850)	$(14,936)
Equities	112	0	112

Total	$5,026	$(19,850)	$(14,824)

	Twelve months ended December 31, 2008
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$10,440	$(43,229)	$(32,788)
Equities	0	(18,590)	(18,590)

Total	$10,440	$(61,818)	$(51,378)

2010 compared to 2009

The total realized gain in 2010 was primarily a result of securities sold to utilize a portion of Infinity’s capital loss carryforward.

2009 compared to 2008

The total realized loss in 2009 was primarily a result of credit-related other-than-temporary impairments on asset-backed securities, particularly those with equipment leases as collateral, and non-investment grade corporate bonds.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income

(in thousands)	Twelve months ended December 31,
	2010	2009	2008
Finance charges on assumed business	$0	$0	$6
Gain on sale of Connecticut personal auto book	0	0	574
Other	286	439	1,315

Total Other Income	$286	$439	$1,895

2010 compared to 2009

Other income for the twelve months ended December 31, 2010 declined just $0.2 million when compared to 2009. The other items included in Other Income of $0.3 million in 2010 and $0.4 million in 2009 are of a non-recurring nature.

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

Interest Expense

(in thousands)	Twelve months ended December 31,
	2010	2009	2008
Senior Notes	$10,802	$11,055	$11,071

The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, and require no principal payment until maturity in February 2014. (See Note 4 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the Senior Notes).

Corporate General and Administrative Expenses

(in thousands)	Twelve months ended December 31,
	2010	2009	2008
Corporate General and Administrative Expenses	$7,814	$6,713	$6,958

2010 compared to 2009

Corporate general and administrative expenses increased by $1.1 million in 2010 compared to 2009. The increase is primarily due to an increase in the accrual for Performance Share Plan expense. Due to recent premium growth, Infinity now expects a larger share award than was previously anticipated. (See Note 7 – Share-Based Compensation of the Notes to the Consolidated Financial Statements for additional information on the Performance Share Plan.)

2009 compared to 2008

Corporate general and administrative expenses decreased just 3.5%, or $245,000, in 2009 compared to 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loss on Repurchase of Debt

During 2009, Infinity repurchased $5.0 million of its long-term debt. Infinity recognized a loss of approximately $11,000 on the redemption due to unamortized bond issue costs and unamortized discount on the repurchased bonds. Infinity did not repurchase any of its long-term debt during 2010.

Other Expenses

(in thousands)	Twelve months ended December 31,
	2010	2009	2008
Corporate litigation expense	$(205)	$771	$590
Loss on sublease	1,911	1,447	497
Restructuring charges	0	2	788
Other	827	1,650	3,482

Total Other Expenses	$2,533	$3,870	$5,358

2010 compared to 2009

Other expenses declined $1.3 million for the twelve-month period ended December 31, 2010 as compared to 2009. The decline is primarily due to a decrease in corporate litigation expense, which includes the release of approximately $0.4 million in reserves related to class action lawsuits during 2010.

2009 compared to 2008

Other expenses declined $1.5 million for the twelve-month period ended December 31, 2009 as compared to 2008. The decline is primarily due to $0.8 million in restructuring charges incurred in 2008 as the company completed its restructuring efforts as well as a decrease in operating expenses relating to Infinity’s retail store initiative, which the Company ceased pursuing. The loss on sublease in 2009 was due to the sublet of 11,494 square feet of the Company’s Colonnade Park corporate headquarters. Staff reductions and the shift of some operations to the Liberty Park building in 2008 and 2009 freed this space for sublet.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

The following table reconciles the Company’s U.S. statutory rate and effective tax rate for the periods ending December 31, 2010, 2009 and 2008.

	Twelve months ended December 31,
	2010	2009	2008
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends received deduction	(0.1)%	(0.2)%	(0.3)%
Tax exempt interest	(2.8)%	(2.3)%	(5.2)%
Adjustment to valuation allowance	(3.3)%	3.9%	34.1%
Other	0.0%	0.1%	0.8%

Effective tax rate	28.8%	36.5%	64.4%

Infinity has recorded a valuation allowance equal to 100% of the available capital loss carry-forward. As capital gains are generated, Infinity takes credit for the deferred tax asset and reduces the valuation allowance. In addition, Infinity includes the tax on losses recorded on other-than-temporarily impaired securities in the valuation allowance.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Number 2010-06. This update requires new disclosures regarding fair value measurements and clarifies existing fair value disclosures. Infinity adopted the provisions of this update for all periods ending after December 15, 2009. The disclosures required by this update can be found in Note 2 of the Consolidated Financial Statements.

In October 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Deferred acquisition costs are amortized using methods dependent on the underlying insurance contract. Other costs that do not vary with and are not primarily related to the acquisition or renewal of an insurance contract are expensed as incurred. The purpose of this update is to standardize the interpretation of which types of costs incurred when acquiring or renewing an insurance contract qualify for deferral. The provisions of this ASU will be effective for interim periods and fiscal years beginning after December 15, 2011. Infinity has not yet determined what impact this ASU will have on the Company’s financial statements.

ITEM 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Exposure to Market Risk.

ITEM 8

Financial Statements and Supplementary Data

ITEM 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on that evaluation, they concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in the Company’s reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate.

Management’s Report on Internal Control over Financial Reporting

Infinity’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Infinity conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that Infinity’s internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 which is included herein.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors

Infinity Property and Casualty Corporation

We have audited Infinity Property and Casualty Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related Consolidated Statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 25, 2011

ITEM 9B

Other Information

None.

PART III

ITEM 10

Directors, Executive Officers and Corporate Governance

Infinity makes available free of charge within the Investor Relations section of its Internet website at www.infinityauto.com, Infinity’s Corporate Governance Guidelines, the Charter of each standing committee of the Board of Directors, and the Code of Ethics adopted by the Board and applicable to all Infinity directors, officers and employees. Requests for copies may be directed to our Corporate Secretary at Infinity Property and Casualty Corporation, 3700 Colonnade Parkway, Suite 600, Birmingham, Alabama 35243. Infinity intends to disclose any amendments to the Code of Ethics, and any waiver from a provision of the Code of Ethics granted to Infinity’s Chief Executive Officer or Chief Financial Officer, on Infinity’s website following such amendment or waiver. Infinity may disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to Infinity’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that Infinity files with or furnishes to the SEC.

The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from Infinity’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 25, 2011.

ITEM 11

Executive Compensation

Incorporated by reference from Infinity’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 25, 2011.

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Infinity’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 25, 2011.

ITEM 13

Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Infinity’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 25, 2011.

ITEM 14

Principal Accounting Fees and Services

Incorporated by reference from Infinity’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 25, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Infinity Property and Casualty Corporation

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2010 and 2009, and the related Consolidated Statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Birmingham, Alabama

February 25, 2011

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Twelve months ended December 31,
	2010	2009	% Change	2008	% Change
Revenues:
Earned premium	$905,919	$848,391	6.8%	$922,451	(8.0)%
Net investment income	44,633	49,418	(9.7)%	57,950	(14.7)%
Net realized gains (losses) on investments*	10,438	(14,824)	NM	(51,378)	(71.1)%
Other income	286	439	(34.8)%	1,895	(76.8)%

Total revenues	$961,276	$883,424	8.8%	930,918	(5.1)%

Costs and Expenses:
Losses and loss adjustment expenses	$606,709	$564,160	7.5%	$648,410	(13.0)%
Commissions and other underwriting expenses	204,827	186,468	9.8%	205,046	(9.1)%
Interest expense	10,802	11,055	(2.3)%	11,071	(0.1)%
Corporate general and administrative expenses	7,814	6,713	16.4%	6,958	(3.5)%
Loss on repurchase of debt	0	11	(100.0)%	0	NM
Other expenses	2,533	3,870	(34.6)%	5,358	(27.8)%

Total costs and expenses	$832,684	$772,277	7.8%	$876,843	(11.9)%

Earnings before income taxes	128,591	111,147	15.7%	54,075	105.5%
Provision for income taxes	37,069	40,553	(8.6)%	34,818	16.5%

Net Earnings	$91,523	$70,594	29.6%	$19,257	266.6%

Earnings per Common Share:
Basic	$7.13	$5.17	37.9%	$1.25	313.6%
Diluted	6.95	5.09	36.5%	1.23	313.8%
Average Number of Common Shares:
Basic	12,843	13,658	(6.0)%	15,452	(11.6)%
Diluted	13,170	13,870	(5.0)%	15,680	(11.5)%
Cash Dividends per Common Share	$0.56	$0.48	16.7%	$0.44	9.1%
* Net realized gains before impairment losses	$13,344	$5,026	165.5%	$10,440	(51.9)%
Total other-than-temporary impairment (OTTI) losses	(1,774)	(11,861)	(85.0)%	(61,818)	(80.8)%
Non-credit portion in other comprehensive income	703	3,783	(81.4)%	0	NM
OTTI losses reclassified from other comprehensive income	(1,836)	(11,772)	(84.4)%	0	NM

Net impairment losses recognized in earnings	$(2,906)	$(19,850)	(85.4)%	$(61,818)	(67.9)%

Total net realized gains (losses) on investments	$10,438	$(14,824)	NM	$(51,378)	(71.1)%

NM = Not meaningful

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,153,802 and $1,125,776)	$1,177,718	$1,146,692
Equity securities – at fair value (cost $29,333 and $31,331)	42,301	39,438

Total investments	$1,220,019	$1,186,131
Cash and cash equivalents	63,605	99,700
Accrued investment income	12,033	11,237
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $12,323 and $10,853	336,676	301,675
Property and equipment, net of accumulated depreciation of $43,731 and $42,092	25,132	27,916
Prepaid reinsurance premium	1,890	1,536
Recoverables from reinsurers (includes $289 and $316 on paid losses and LAE)	16,809	18,031
Deferred policy acquisition costs	79,398	68,839
Current and deferred income taxes	14,867	10,258
Other assets	6,653	5,729
Goodwill	75,275	75,275

Total assets	$1,852,357	$1,806,327

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$477,833	$509,114
Unearned premium	417,371	376,068
Payable to reinsurers	42	58
Long-term debt (fair value $199,132 and $192,309)	194,729	194,651
Commissions payable	24,232	22,644
Payable for securities purchased	419	17,576
Other liabilities	76,548	68,055

Total liabilities	$1,191,173	$1,188,167

Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,167,947 and 21,082,139 shares issued)	$21,228	$21,064
Additional paid-in capital	349,742	344,031
Retained earnings	625,492	541,167
Accumulated other comprehensive income, net of tax	24,488	19,500
Treasury stock, at cost (8,698,962 and 7,584,762 shares)	(359,766)	(307,602)

Total shareholders’ equity	$661,184	$618,160

Total liabilities and shareholders’ equity	$1,852,357	$1,806,327

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2008	$20,942	$340,195	$426,638	$8,353	$(194,904)	$601,224
Net earnings	$—	$—	$19,257	$—	$—	$19,257
Net change in postretirement benefit liability	—	—	—	193	—	193
Change in unrealized gain on investments	—	—	—	(2,558)	—	(2,558)

Comprehensive income						$16,892
Dividends paid to common shareholders	—	—	(6,811)	—	—	(6,811)
Shares issued and share-based compensation expense	56	2,462	—	—	—	2,519
Accelerated share repurchase plan settlement payment	—	(768)	—	—	—	(768)
Acquisition of treasury stock	—	—	—	—	(87,690)	(87,690)
Other	—	—	(34)	—	—	(34)

Balance at December 31, 2008	$20,999	$341,889	$439,051	$5,987	$(282,594)	$525,331

Net earnings	$—	$—	$70,594	$—	$—	$70,594
Net change in postretirement benefit liability	—	—	—	(77)	—	(77)
Change in unrealized gain on investments	—	—	—	21,525	—	21,525
Change in non-credit component of impairment losses on fixed maturities	—	—	—	16,834	—	16,834

Comprehensive income						$108,877
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	—
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(6,585)	—	—	(6,585)
Shares issued and share-based compensation expense	65	2,142	—	—	—	2,207
Acquisition of treasury stock	—	—	—	—	(25,008)	(25,008)

Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160

Net earnings	$—	$—	$91,523	$—	$—	$91,523
Net change in postretirement benefit liability	—	—	—	(120)	—	(120)
Change in unrealized gain on investments	—	—	—	871	—	871
Change in non-credit component of impairment losses on fixed maturities	—	—	—	4,237	—	4,237

Comprehensive income						$96,511
Dividends paid to common shareholders	—	—	(7,198)	—	—	(7,198)
Shares issued and share-based compensation expense	164	5,711	—	—	—	5,875
Acquisition of treasury stock	—	—	—	—	(52,164)	(52,164)

Balance at December 31, 2010	$21,228	$349,742	$625,492	$24,488	$(359,766)	$661,184

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve months ended December 31,
	2010	2009	2008
Operating Activities:
Net earnings	$91,523	$70,594	$19,257
Adjustments:
Depreciation	11,114	9,909	9,028
Amortization	6,886	1,127	3,020
Net realized (gains) losses on investments	(10,438)	14,824	51,378
Loss on repurchase of debt	0	11	0
Loss on disposal of property and equipment	153	144	480
Share-based compensation expense	3,476	1,321	1,710
Decrease (increase) in accrued investment income	(796)	(208)	2,389
Decrease (increase) in agents’ balances and premium receivable	(35,001)	(924)	33,234
Decrease in reinsurance receivables	868	5,507	6,248
Decrease (increase) in deferred policy acquisition costs	(10,560)	1,262	5,673
Decrease (increase) in other assets	(8,283)	10,094	6,460
Decrease in unpaid losses and loss adjustment expenses	(31,282)	(35,642)	(73,653)
(Decrease) increase in unearned premium	41,304	(4,358)	(30,812)
(Decrease) increase in payable to reinsurers	(17)	(896)	726
(Decrease) increase in other liabilities	9,544	2,068	(30,976)
Other, net	1	0	(34)

Net cash provided by operating activities	$68,492	$74,832	$4,126
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	$(486,230)	$(690,486)	$(687,572)
Equity securities	0	(2,087)	(691)
Property and equipment	(8,482)	(4,627)	(18,441)
Maturities and redemptions of fixed maturities	145,879	159,668	62,850
Sales:
Fixed maturities	297,618	468,506	778,919
Equity securities	3,449	2,026	0
Property and equipment	0	0	24

Net cash (used in) provided by investing activities	$(47,767)	$(67,001)	$135,089
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	2,399	887	809
Accelerated share repurchase plan settlement payment	0	0	(768)
Repurchase of debt	0	(4,975)	0
Acquisition of treasury stock	(52,021)	(25,026)	(87,397)
Dividends paid to shareholders	(7,198)	(6,585)	(6,811)

Net cash used in financing activities	$(56,820)	$(35,699)	$(94,167)
Net (decrease) increase in cash and cash equivalents	$(36,096)	$(27,868)	$45,047
Cash and cash equivalents at beginning of period	99,700	127,568	82,520

Cash and cash equivalents at end of period	$63,605	$99,700	$127,568

See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

INDEX TO NOTES

1.	Significant Reporting and Accounting Policies	9.	Quarterly Operating Results (Unaudited)
2.	Fair Value	10.	Insurance Reserves
3.	Investments	11.	Reinsurance
4.	Long-Term Debt	12.	Statutory Information
5.	Income Taxes	13.	Legal and Regulatory Proceedings
6.	Computation of Earnings per Share	14.	Commitments and Contingencies
7.	Share-Based Compensation	15.	Additional Information
8.	Benefit Plans

Note 1 Significant Reporting and Accounting Policies

Nature of Operations

Infinity Property and Casualty Corporation (“Infinity” or the “Company”) was formed in September 2002 as an indirect wholly owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG’s personal insurance business written through independent agents. At December 31, 2002, AFG transferred to Infinity all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Infinity Casualty Insurance Company, Infinity Insurance Company, Infinity Auto Insurance Company and Infinity Standard Insurance Company (collectively the “NSA Group”). Although Infinity was formed in 2002, the NSA Group has been writing auto insurance since 1955. Infinity currently writes personal automobile insurance with a concentration on nonstandard automobile insurance, mono-line commercial vehicle insurance and classic collector automobile insurance. Personal auto insurance accounts for 93% of Infinity’s total gross written premium and is primarily written in eight states. Approximately 54% of the personal auto gross written premium was written in the state of California during 2010.

Through a reinsurance transaction effective January 1, 2003, Infinity assumed the personal lines business (the “Assumed Agency Business”) written through agents by Great American Insurance Company (“GAI”). Infinity assumed $6.8 million of total unpaid losses and LAE for GAI at December 31, 2010.

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Infinity and its subsidiaries. These financial statements reflect certain adjustments necessary for a fair presentation of Infinity’s results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

Infinity has evaluated events that occurred after December 31, 2010 for recognition or disclosure in the Company’s financial statements and the notes to the financial statements.

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

Reclassifications

Certain 2009 and 2008 amounts have been reclassified from the prior year financial statements to conform to the 2010 presentation. These reclassifications had no effect on total shareholders’ equity, net cash flow or net earnings as previously reported.

Investments

All fixed maturity securities are considered “available for sale” and reported at fair value with unrealized gains or losses reported after-tax in accumulated other comprehensive income within shareholders’ equity. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premium and discounts on mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”), collateralized loan obligations (“CLO”) and asset-backed securities (“ABS”) are treated as a yield adjustment over the estimated life of the securities, adjusted for anticipated prepayments, using the interest method. Prepayment assumptions are based on data from widely accepted third party data sources or internal estimates. The amortized cost and effective yield of the security are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. For high credit quality MBS and ABS (those rated AA or above at the time of purchase), the adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For MBS and ABS rated below AA, the yield is adjusted prospectively for any changes in estimated cash flows.

Gains or losses on securities are determined on the specific identification basis. When an impairment in the value of a specific investment is considered other-than-temporary (“OTTI”), the cost basis of that investment is reduced. For fixed maturity securities that are other-than-temporarily impaired, Infinity assesses its intent to sell and the likelihood that the company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered OTTI but the company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income.

Securities having a fair value of approximately $39.0 million at December 31, 2010 were on deposit as required by regulatory authorities.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Liquid investments having original maturities of three months or less when purchased are considered cash equivalents for purposes of the financial statements.

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

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of premium writings are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, the Company evaluates the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2010, 2009 and 2008 was $68.8 million, $70.1 million and $75.8 million, respectively.

Goodwill

In accordance with the Goodwill topic of the FASB Accounting Standards Codification (“FASC”), Infinity performs impairment test procedures for goodwill on an annual basis. These procedures require Infinity to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge.

Infinity performed this test as of September 30, 2010 using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value of Infinity to its major competitors. Infinity’s cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.

The September 30, 2010 test results indicated that the fair value of Infinity’s goodwill exceeded its carrying value and there was no impairment charge required at that date. Additionally, there was no indication of impairment at December 31, 2010.

Unpaid Losses and Loss Adjustment Expenses (“LAE”)

The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Liabilities for unpaid losses and LAE have not been reduced for reinsurance recoverables. Changes in estimates of the liabilities for losses and LAE are reflected in the Consolidated Statements of Earnings in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and LAE are adequate.

Premium and Receivables

Insurance premium written is earned over the terms of the policies on a pro rata basis. Unearned premium represents that portion of premium written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premium is based on reports received from such companies and organizations. Infinity provides insurance and related services to individuals and small commercial accounts throughout the United States and offers a variety of payment plans. Infinity establishes an allowance for doubtful accounts based on the relationship, on a policy basis, between receivables and unearned premium, or an aging analysis of past due balances. Premium due from insureds is charged off if not collected within 90 days of the policies’ expiration or cancellation dates. However, even after premium is charged off, attempts to collect the premium continue.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes

Infinity files a consolidated federal income tax return, which includes all 80% and greater owned U.S. subsidiaries. Infinity and its 80% and greater owned subsidiaries are parties to a tax allocation agreement, which designates how tax payments are shared by members of the tax group. In general, each subsidiary agrees to pay Infinity taxes computed on a separate company taxable income basis. Infinity agrees to pay each subsidiary for the tax benefit, if any, of net losses used by other members of the consolidated group.

Deferred income taxes are calculated using the “asset and liability method.” Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized. Current and deferred tax assets and liabilities are aggregated on the Consolidated Balance Sheets.

Property and Equipment

Property and equipment balances are reported at cost less accumulated depreciation. Property and equipment, which consists of land, a building, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, was $25.1 million at December 31, 2010, net of accumulated depreciation of $43.7 million. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and the related expenses are allocated to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: losses and LAE, commissions and other underwriting expenses, corporate general and administrative expenses or other expenses.

Benefit Plans

Infinity provides retirement benefits to qualified employees and healthcare and life insurance benefits to eligible retirees. Infinity also provides post-employment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

Recently Issued Accounting Standards

In January 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Number 2010-06. This update requires new disclosures regarding fair value measurements and clarifies existing fair value disclosures. Infinity adopted the provisions of this update for all periods ending after December 15, 2009. The disclosures required by this update can be found in Note 2 of the Consolidated Financial Statements.

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Deferred acquisition costs are amortized using methods dependent on the underlying insurance contract. Other costs that do not vary with and are not primarily related to the acquisition or renewal of an insurance contract are expensed as incurred. The purpose of this update is to standardize the interpretation of which types of costs incurred when acquiring or renewing an insurance contract qualify for deferral. The provisions of this update will be effective for interim periods and fiscal years beginning after December 15, 2011. Infinity has not yet determined what impact this ASU will have on the Company’s financial statements.

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

The following table presents for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,605	$0	$0	$63,605
Fixed maturity securities:
U.S. government	170,286	0	0	170,286
Government-sponsored entities	0	36,202	4,950	41,152
State and municipal	0	396,995	0	396,995
Mortgage-backed securities:
Residential	0	197,615	0	197,615
Commercial	0	35,070	0	35,070

Total mortgage-backed securities	$0	$232,685	$0	$232,685
Collateralized mortgage obligations	0	41,355	1,043	42,398
Asset-backed securities	0	27,486	0	27,486
Corporates	0	245,234	21,482	266,717

Total fixed maturities	$170,286	$979,957	$27,476	$1,177,718
Equity securities	42,300	1	0	42,301

Total	$276,190	$979,958	$27,476	$1,283,624

Percentage of total	21.5%	76.3%	2.1%	100.0%

Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization. Transfers between levels are recognized at the beginning of the reporting period.

A third party nationally recognized pricing service provides the fair value of securities in Level 2. Infinity periodically reviews the third party pricing methodologies and tests for significant differences between the market price used to value the security and recent sales activity.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category for the twelve months ended December 31, 2010 (in thousands):

	For the twelve months ended
	December 31, 2010
	Government- Sponsored Entities	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Asset- Backed Securities	Corporates	Total
Balance at beginning of period	$4,392	$3,810	$6,169	$8,888	$576	$13,469	$37,302
Total gains or (losses), unrealized or realized
Included in net earnings	—	—	—	(16)	—	(2,614)	(2,630)
Included in other comprehensive income	(62)	—	—	140	(0)	2,614	2,692
Purchases	—	—	—	—	645	7,646	8,291
Sales	—	—	—	—	—	(1,335)	(1,335)
Settlements	(277)	—	—	(1,100)	—	(2,304)	(3,681)
Transfers in	897	—	—	—	—	5,483	6,379
Transfers out	—	(3,810)	(6,169)	(6,867)	(1,221)	(1,476)	(19,542)

Balance at end of period	$4,950	$—	$—	$1,043	$—	$21,482	$27,476

Of the $27.5 million fair value of securities in Level 3, which consists of 17 securities, 14 are priced based on non-binding broker quotes or prices from various outside sources. The remaining three securities, which have a fair value of $1.4 million, are manually calculated based on expected principal repayments from Bloomberg, the zero spot Treasury curve at December 31, 2010 and the average spreads to Treasury for the type and rating of the security being priced.

Approximately $19.5 million of securities in Level 3 at December 31, 2009 were transferred to Level 2 during the twelve months ended December 31, 2010 because a price for those securities was obtained from a third party, nationally recognized pricing service. Approximately $6.4 million of securities were transferred into Level 3 from Level 2 during the twelve months ended December 31, 2010 because the Company could not obtain a price from a third party, nationally recognized pricing service. There were no transfers between Levels 1 and 2.

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

The following table presents the carrying value and estimated fair value of Infinity’s financial instruments (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$63,605	$63,605	$99,700	$99,700
Available-for-sale securities
Fixed maturities	1,177,718	1,177,718	1,146,692	1,146,692
Equity securities	42,301	42,301	39,438	39,438

Total cash and investments	$1,283,624	$1,283,624	$1,285,831	$1,285,831

Liabilities:
Long-term debt	$194,729	$199,132	$194,651	$192,309

See Note 3 to the Consolidated Financial Statements for additional information on investments and Note 4 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 Investments

All fixed maturity and equity securities are considered available-for-sale and reported at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the twelve months ended December 31, 2010 were $301.1 million. Proceeds from sales of securities for the twelve months ended December 31, 2009 were $470.5 million. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of Infinity’s investment portfolio follows (in thousands):

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$167,729	$2,897	$(340)	$0	$170,286
Government-sponsored entities	40,025	1,231	(104)	0	41,152
State and municipal	392,057	8,395	(3,170)	(287)	396,995
Mortgage-backed securities:
Residential	195,003	4,561	(1,533)	(416)	197,615
Commercial	34,095	1,083	(107)	0	35,070

Total mortgage-backed securities	$229,098	$5,644	$(1,640)	$(416)	$232,685
Collateralized mortgage obligations	41,530	1,011	(30)	(112)	42,398
Asset-backed securities	27,286	266	(64)	(1)	27,486
Corporates	256,079	11,080	(442)	0	266,717

Total fixed maturities	$1,153,802	$30,523	$(5,790)	$(817)	$1,177,718
Equity securities	29,333	12,987	(20)	0	42,301

Total	$1,183,135	$43,510	$(5,810)	$(817)	$1,220,019

	December 31, 2009
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$187,915	$4,063	$(717)	$0	$191,261
Government-sponsored entities	56,344	790	(118)	0	57,015
State and municipal	342,696	9,020	(1,640)	0	350,076
Mortgage-backed securities:
Residential	149,354	3,549	(36)	0	152,867
Commercial	53,338	637	(49)	0	53,926

Total mortgage-backed securities	$202,692	$4,186	$(85)	$0	$206,793
Collateralized mortgage obligations	65,249	619	(387)	(901)	64,580
Asset-backed securities	6,760	41	(71)	(5)	6,726
Corporates	264,120	8,190	(696)	(1,374)	270,241

Total fixed maturities	$1,125,776	$26,909	$(3,714)	$(2,279)	$1,146,692
Equity securities	31,331	8,108	0	0	39,438

Total	$1,157,107	$35,017	$(3,714)	$(2,279)	$1,186,131

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities, excluding a $20,000 unrealized loss on equities invested in a rabbi trust, have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
December 31, 2010	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	5	$13,700	$(340)	2.4%	0	$0	$0	0.0%
Government-sponsored entities	3	4,442	(104)	2.3%	0	0	0	0.0%
State and municipal	65	125,781	(3,457)	2.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	15	73,059	(1,949)	2.6%	0	0	0	0.0%
Commercial	6	9,846	(99)	1.0%	3	343	(8)	2.3%

Total mortgage-backed securities	21	$82,904	$(2,048)	2.4%	3	$343	$(8)	2.3%
Collateralized mortgage obligations	3	4,433	(30)	0.7%	2	1,043	(112)	9.7%
Asset-backed securities	2	1,487	(15)	1.0%	2	455	(50)	9.9%
Corporate	22	29,475	(442)	1.5%	0	0	0	0.0%

Total fixed maturities	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%

	Less than 12 Months				12 Months or More
December 31, 2009	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	11	$46,288	$(717)	1.5%	0	$0	$0	0.0%
Government-sponsored entities	2	23,440	(118)	0.5%	0	0	0	0.0%
State and municipal	39	98,053	(1,640)	1.6%	0	0	0	0.0%
Mortgage-backed securities:
Residential	5	26,305	(36)	0.1%	0	0	0	0.0%
Commercial	8	11,742	(49)	0.4%	0	0	0	0.0%

Total mortgage-backed securities	13	$38,047	$(85)	0.2%	0	$0	$0	0.0%
Collateralized mortgage obligations	5	17,916	(131)	0.7%	7	14,133	(1,157)	7.6%
Asset-backed securities	1	576	(1)	0.2%	3	536	(75)	12.2%
Corporate	32	57,203	(768)	1.3%	18	8,117	(1,301)	13.8%

Total fixed maturities	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	103	$281,523	$(3,460)	1.2%	28	$22,786	$(2,533)	10.0%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross unrealized losses at December 31, 2010 are primarily attributable to the following:

•	unrealized losses on municipal bonds, which declined in value due to widening credit spreads-to-Treasury securities and

•	unrealized losses on mortgage-backed securities, which have also declined in value due to widening credit spreads-to-Treasury securities

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

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2010	December 31, 2009
Number of positions held with unrealized:
Gains	466	413
Losses	128	131
Number of positions held that individually exceed unrealized:
Gains of $500,000	4	4
Losses of $500,000	0	1
Percentage of positions held with unrealized:
Gains that were investment grade	75%	76%
Losses that were investment grade	91%	78%
Percentage of fair value held with unrealized:
Gains that were investment grade	89%	94%
Losses that were investment grade	98%	95%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at December 31, 2010 (in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses:
Less than or equal to:
Three months	$241,059	$(5,958)	$(4,439)	$(1,520)	$0
Six months	19,659	(453)	(334)	(119)	0
Nine months	1,505	(24)	(24)	0	0
Twelve months	0	0	0	0	0
Greater than twelve months	1,841	(170)	(13)	0	(158)

Total	$264,063	$(6,606)	$(4,809)	$(1,639)	$(158)

*	As a percentage of amortized cost or cost.

The change in unrealized gains (losses) on securities included the following (in thousands):

	Pretax
	Fixed Maturities[1]	Equity Securities	Tax Effects	Net
Year ended December 31, 2010
Unrealized holding gains (losses) on securities arising during the period	$12,521	$5,776	$(6,404)	$11,893
Realized (gains) losses included in net earnings	(12,423)	(921)	4,670	(8,674)
Impairment losses recognized in net earnings	2,902	4	(1,017)	1,889

Change in unrealized gain (loss) on securities, net	$3,000	$4,859	$(2,751)	$5,108

Year ended December 31, 2009
Unrealized holding gains (losses) on securities arising during the period	$35,971	$8,220	$(15,467)	$28,724
Realized (gains) losses included in net earnings	(4,914)	(112)	1,759	(3,267)
Impairment losses recognized in net earnings	19,850	0	(6,948)	12,903

Change in unrealized gain (loss) on securities, net	$50,907	$8,108	$(20,655)	$38,360

Year ended December 31, 2008
Unrealized holding gains (losses) on securities arising during the period	$(36,104)	$(19,210)	$19,360	$(35,954)
Realized (gains) losses included in net earnings	32,788	18,590	(17,982)	33,396

Change in unrealized gain (loss) on securities, net	$(3,316)	$(621)	$1,378	$(2,558)

(1)

The change in unrealized gains (losses) for the year ended December 31, 2009 excludes a $38.1 million reclassification of the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income.

For fixed maturity securities that are OTTI, Infinity assesses its intent to sell and the likelihood that the Company will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but the Company does not intend to and is not more than likely to be required to sell the security before its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income. If Infinity intends to sell or will more likely than not be required to sell a security, the entire amount of the impairment is treated as a credit loss.

The following table is a progression of the credit portion of losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

Balance at December 31, 2009	$3,136
Additions for:
Previously impaired securities	1,851
Newly impaired securities	162
Reductions for:
Securities sold and paydowns	(3,025)
Securities that no longer have a non-credit component	(296)

Balance at December 31, 2010	$1,828

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2010, based on their fair values (in thousands). Securities that do not have a single maturity date are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Value				Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$92,100	$0	$459	$92,558	$91,699
After one year through five years	367,752	58,317	178	426,248	413,515
After five years through ten years	187,609	62,607	20,803	271,020	264,785
After ten years	29,971	52,474	2,878	85,322	85,890
Mortgage-backed, asset-backed and collateralized mortgage obligations	211,905	90,665	0	302,570	297,913

	$889,337	$264,063	$24,318	$1,177,718	$1,153,802

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net Investment Income

The following table shows investment income earned and investment expenses incurred by Infinity (in thousands):

	Twelve months ended December 31,
	2010	2009	2008
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$45,813	$50,567	$58,909
Dividends on equity securities	853	782	871

Gross investment income	$46,666	$51,349	$59,780
Investment expenses	(2,033)	(1,930)	(1,830)

Net investment income	$44,633	$49,418	$57,950

Note 4 Long-Term Debt

In February 2004, Infinity issued $200.0 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time the Senior Notes were issued, Infinity capitalized $2.1 million of debt issuance costs, which are being amortized over the term of the Senior Notes. During 2009, Infinity repurchased $5.0 million of its debt, bringing the outstanding principal to $195.0 million. The December 31, 2010 fair value of $199.1 million was calculated using a 147 basis point spread to the ten-year U.S. Treasury Note of 3.295%.

Interest paid by Infinity on long-term debt was $10.8 million for the twelve months ended December 31, 2010. Interest paid by Infinity on long-term debt was $11.1 million and $11.0 million, respectively, for the twelve months ended December 31, 2009 and 2008.

In August 2008, Infinity entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires Infinity to meet certain financial and other covenants. Infinity is currently in compliance with all covenants under the Credit Agreement. At December 31, 2010 and 2009, there were no borrowings outstanding under the Credit Agreement. Infinity intends to renew this agreement prior to its expiration in August 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 Income Taxes

Taxes paid by Infinity in the years 2010, 2009 and 2008 were $44.0 million, $37.0 million and $22.7 million, respectively. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Year ended December 31,
	2010	2009	2008
Earnings before income taxes	$128,591	$111,147	$54,075
Income taxes at statutory rate	45,007	38,902	18,926
Effect of:
Dividends-received deduction	(167)	(163)	(181)
Tax-exempt interest	(3,559)	(2,566)	(2,810)
Adjustment to valuation allowance	(4,173)	4,347	18,430
Other	(39)	33	453

Provision for income taxes as shown on the Consolidated Statements of Earnings	$37,069	$40,553	$34,818

GAAP effective tax rate	28.8%	36.5%	64.4%

The total income tax provision (benefit) consists of (in thousands):

	2010	2009	2008
Current	$36,836	$41,801	$27,085
Deferred	233	(1,248)	7,733

Provision for income taxes	$37,069	$40,553	$34,818

Infinity generated capital losses in 2009 and, as of December 31, 2010, has a capital loss carryforward tax benefit of $2.4 million that, if unused, will expire in 2014.

As of December 31, 2010, deferred taxes relating to the capital loss carryforward and the OTTI reserve have been fully offset by a valuation allowance. Therefore, in the future, the tax benefit from the utilization of the capital loss carryforward or any change in the OTTI reserve will be reflected in current tax expense and will affect the effective tax rate calculation for that period.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

	Twelve months ended December 31,
	2010	2009
Deferred tax assets:
Discount on loss reserves	$9,206	$10,297
Unearned premium reserve	29,084	26,217
Net capital loss carryforward	2,383	6,024
Investment securities – basis differences OTTI	7,537	8,118
Bad debts	4,340	3,798
Accrued bonuses	1,752	1,285
Other	10,143	9,320
Subtotal	$64,445	$65,059
Valuation allowance for capital loss carryforward	(2,383)	(6,024)
Valuation allowance for OTTI	(7,537)	(8,118)
Valuation allowance for deferred tax assets	(213)	(302)

	$54,312	$50,615
Deferred tax liabilities:
Deferred policy acquisition costs	$(27,789)	$(24,094)
Investment securities – unrealized gains	(12,909)	(10,159)
Other	(1,264)	(1,178)

Subtotal	$(41,963)	$(35,430)

Net deferred tax assets	$12,349	$15,185

Current income taxes payable	2,518	(4,927)

Current and deferred income taxes	$14,867	$10,258

The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization of the net capital loss carry-forward and the portion of the basis difference on securities relating to the OTTI reserve. Factors considered in assessing the need for a valuation allowance for ordinary or capital loss items include: (i) the likelihood of generating larger amounts of taxable income in the future to allow for the utilization of deductible temporary differences, (ii) sufficient operating income in prior years against which operating loss carrybacks could be utilized and (iii) opportunities to generate taxable income from sales of appreciated assets to allow for the utilization of net capital loss carryovers. The likelihood of realizing deferred tax assets is reviewed periodically; any adjustment required to the valuation allowance is made in the period in which the developments on which they are based become known.

Infinity did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in Infinity’s Consolidated Balance Sheets at January 1, 2010. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 Computation of Earnings per Share

The following table illustrates Infinity’s computations of basic and diluted earnings per common share (in thousands, except per share figures):

	Twelve months ended December 31,
	2010	2009	2008
Net earnings	$91,523	$70,594	$19,257
Average basic shares outstanding	12,843	13,658	15,452
Basic earnings per share	$7.13	$5.17	$1.25
Average basic shares outstanding	12,843	13,658	15,452
Restricted stock not vested	72	72	72
Dilutive effect of assumed option exercises	146	136	155
Dilutive effect of performance shares	109	3	0

Average diluted shares outstanding	13,170	13,870	15,680

Diluted earnings per share	$6.95	$5.09	$1.23

Note 7 Share-Based Compensation

Restricted Stock Plan

Infinity’s Restricted Stock Plan was established in 2002 and amended on July 31, 2007. There are 500,000 shares of Infinity common stock reserved for issuance under the Restricted Stock Plan, of which 206,609 shares have been issued as of December 31, 2010. The fair value of shares issued under Infinity’s Restricted Stock Plan is expensed over the vesting periods of the awards based on the market value of Infinity’s stock on the date of grant.

The following table sets forth the restricted stock activity for the year ended December 31, 2010:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2010	72,234	$44.04
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested as of December 31, 2010	72,234	$44.04

On July 31, 2007, Infinity’s Compensation Committee (the “Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Company’s Restricted Stock Plan. These shares of restricted stock will vest in full on July 31, 2011. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends, which will not be paid until the shares have vested. The restricted shares are treated as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, the shares will not be considered issued and outstanding for purposes of the basic earnings per share calculation.

Non-employee Directors’ Stock Ownership Plan

In May 2005, Infinity’s shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purposes of the Directors’ Plan is to include Infinity common stock as part of the compensation provided to its non-employee directors and to provide for stock ownership requirements for Infinity’s non-employee directors. There are 200,000 shares of Infinity common stock reserved for issuance under the Directors’ Plan, of which 37,302 shares have been issued as of December 31, 2010. Under the terms of the Directors’ Plan, shares are granted on or about June 1 of each year and are restricted from sale or transfer by any recipient for six months from the date of grant. In June of 2010, 2009 and 2008, 7,672, 9,583 and 7,494 shares of Infinity common stock, valued pursuant to the plan at $350,000, $350,000 and $300,000, respectively, were issued to Infinity’s non-employee directors. Participants’ shares are treated as issued and outstanding for basic and diluted earnings per share calculations.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Infinity’s Employee Stock Purchase Plan (“ESPP”) was established in 2004 and amended and restated on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of Infinity common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, that employee is precluded from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares that may be issued under the ESPP may not exceed 1,000,000, of which 42,502 have been issued as of December 31, 2010. Infinity’s ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. Participants’ shares are treated as issued and outstanding for basic and diluted earnings per share calculations.

Performance Share Plan

Infinity’s shareholders approved the Performance Share Plan (“PSP”) on May 20, 2008 and an amended and restated performance share plan on May 26, 2010. The purpose of the PSP is to align further the interest of management with the long-term shareholders of the Company by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The PSP is administered by the Committee, which is composed solely of three outside directors. Each member of the Committee is an “outside director,” as such term is defined under Section 162(m) of the Code, and a “Non-employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934. No member of the Committee, while serving as such, is eligible to be granted performance share units. The Committee will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determine the PSP participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that may be issued under the PSP is limited to 500,000 shares. No shares have been issued under this plan.

Stock Option Plan

Infinity’s Stock Option Plan (the “SOP”) was established with 2,000,000 shares (subject to anti-dilution provisions) of Infinity common stock reserved for issuance under the SOP. The Committee administers the plan. Each member of the Committee is an “outside director,” as such term is defined under Section 162(m) of the Code and as a “Non-employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.

The SOP was amended and restated on May 20, 2008 to prohibit any future grant of stock options from the plan after that date. No options have been granted since 2004. Options were generally granted with an exercise price equal to the closing price of Infinity’s stock at the date of grant and have a 10-year contractual life. All of the options under this plan have fully vested. Subject to specific limitations contained in the SOP, Infinity’s Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.

Infinity used the modified Black-Scholes model to estimate the value of employee stock options on the date of grant that used the assumptions noted below. Expected volatilities are based on historical volatilities of Infinity’s stock. Infinity judgmentally selected the expected option life to be 7.5 years, which is also the midpoint between the last vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

Payment for shares purchased upon exercise of an option must be made in cash. Optionees are permitted to make payment by delivery of shares of common stock already owned by the optionee having a fair market value equal to the cash option price of the shares, by assigning the proceeds of a sale or loan with respect to some or all of the shares being acquired (subject to applicable law), by a combination of the foregoing or by any other method. Infinity has a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Persons who received options incurred no federal income tax liability at the time of grant. Persons exercising nonqualified options recognize taxable income, and Infinity has a tax deduction at the time of exercise to the extent of the difference between market price on the day of exercise and the exercise price. Persons exercising incentive stock options may be permitted to defer the recognition of taxable income until they sell the underlying common stock. Sales within two years of the date of grant or one year of the date of exercise result in taxable income to the holder and a deduction for Infinity, both measured by the difference between the market price at the time of sale and the exercise price. Sales after such period are treated as capital transactions to the holder, and Infinity receives no deduction. The foregoing is only a summary of the federal income tax rules applicable to options granted under the plan and is not intended to be complete. In addition, this summary does not discuss the effect of the income or other tax laws of any state or foreign country in which a participant may reside.

There were no options granted during 2010, 2009 or 2008. The weighted-average grant date fair value of options granted during 2004 and 2003 were estimated using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of December 31, 2010	86,050	152,708

The following table describes activity for Infinity’s SOP for the twelve-month period ended December 31, 2010:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2010	312,840	$23.05
Granted	0	0
Exercised	(73,082)	24.65
Forfeited	(1,000)	33.58

Outstanding as of December 31, 2010	238,758	$22.52	2.50	$9.4
Vested as of December 31, 2010	238,758	$22.52	2.50	$9.4
Exercisable as of December 31, 2010	238,758	$22.52	2.50	$9.4

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Infinity’s closing stock price as of the reporting date.

Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 were $0.9 million, $0.5 million and $0.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was approximately $1.9 million, $0.6 million and $0.4 million, respectively.

The total fair value of stock options that vested during the years ended December 31, 2009 and 2008 was approximately $0.5 million and $0.8 million, respectively. No stock options vested during 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amount of total compensation cost, by plan, for share-based compensation arrangements is as follows (in thousands):

	Twelve months ended December 31,
	2010		2009		2008
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$795	$278	$795	$278	$795	$278
Non-employee Directors’ Stock Ownership Plan	350	123	350	123	300	105
Employee Stock Purchase Plan	36	13	33	11	43	15
Performance Share Plan	2,330	816	218	76	159	55
Stock Option Plan	—	—	(43)	(15)	403	141

Total	$3,511	$1,230	$1,353	$473	$1,700	$594

Note 8 Benefit Plans

Infinity provides retirement benefits for all eligible employees by matching contributions made on participants’ discretionary basis to participants’ accounts in its qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $16,500 per year or 25% of the participant’s salary in 2010. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,500 for 2010. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by Infinity was 100% of participants’ contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $12,250 in 2010. The plan expense was $3.7 million, $3.4 million and $2.5 million for the twelve-month periods ended December 31, 2010, 2009 and 2008, respectively.

Infinity’s Supplemental Employee Retirement Plan (“SERP”) is a nonqualified deferred compensation plan that enables eligible employees to make contributions and to receive employer-matching contributions that are precluded by the provisions of the 401(k) Retirement Plan or by law due to limits on compensation. Infinity amended the SERP effective January 1, 2010 to permit participants to make contributions and the Company to make matching contributions on compensation that exceeds the statutory annual compensation limit of $245,000 for qualified defined contribution plans. The Company contributed $0.1 million to the SERP for 2010. No contributions were made to the SERP for 2009 or 2008. Infinity maintains a rabbi trust that includes investments to fund the SERP. As of December 31, 2010, investments in the rabbi trust totaled $0.5 million and are reflected at fair value as equity securities on the Consolidated Balance Sheets.

Infinity maintains a nonqualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at Infinity’s approximate long-term borrowing rate. The deferred amounts are a general obligation liability of Infinity and amounted to $9.2 million, $7.3 million and $5.6 million at December 31, 2010, 2009 and 2008, respectively. Interest credited by Infinity was approximately $0.5 million, $0.4 million and $0.4 million for these same periods.

Infinity also provides postretirement medical and life insurance benefits to certain eligible retirees. During 2006, Infinity determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Infinity’s calculation of the accumulated postretirement benefit obligation (“APBO”) as of December 31, 2010, 2009 and 2008 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.

In accordance with the Retirement Benefits topic of the FASC, Infinity changed the measurement date for its postretirement benefit plan from September 30 to December 31 for its 2008 financial statements. Infinity elected the “15-month approach” to transition to the December 31 measurement date and recorded an adjustment to retained earnings of approximately $50,000, pre-tax, at the end of 2008.

Unrecognized actuarial gains of $790,761 ($513,995 net of tax) that have not yet been recognized in net periodic postretirement benefit cost are included in accumulated other comprehensive income at December 31, 2010. The actuarial gain included in accumulated other comprehensive income expected to be recognized in net periodic postretirement benefit income during the fiscal year ended December 31, 2011 is $63,315 ($41,155 net of tax).

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The unfunded status of the APBO plan of $3,304,577 at December 31, 2010 is recognized in the Consolidated Balance Sheets in Other Liabilities. No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2011.

Data related to this plan is shown in the following tables (in thousands).

	2010	2009	2008
Net benefit obligation at beginning of year	$3,223	$3,219	$3,584
Service cost	91	104	132
Interest cost	170	172	179
Participant contributions	39	36	49
Change in measurement date	0	0	17
Assumption change	102	32	(36)
Actuarial (gain) loss	(24)	(64)	(385)
Gross benefits paid	(296)	(276)	(321)

Net benefit obligation at end of year	$3,305	$3,223	$3,219

	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.15%	5.49%	5.54%
Healthcare cost trend on covered charges	10.0% decreasing to 5.0% in 2031	12.0% decreasing to 5.0% in 2031	10.0% decreasing to 5.0% in 2031

The following table discloses the components of net periodic postretirement benefit cost (in thousands):

	2010	2009	2008
Service cost	$91	$104	$132
Interest cost	170	172	179
Amortization of prior service cost	(27)	(67)	(67)
Amortization of net cumulative (gain)/loss	(80)	(84)	(32)

Net periodic postretirement benefit cost	$155	$126	$212

The following table discloses the effects of a hypothetical one percentage point increase and the effect of a hypothetical one percentage point decrease in the assumed healthcare trend rate (in thousands):

	2010	2009	2008
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the postretirement benefit obligations:
1% increase	$270	$254	$258
1% decrease	(242)	(229)	(230)

A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic postretirement healthcare benefit costs:

1% increase	$31	$29	$31
1% decrease	(27)	(25)	(27)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Plan assets
Fair value of plan assets at beginning of year	$0	$0	$0
Employer contributions	258	241	272
Participant contributions	39	36	49
Gross benefits paid	(296)	(276)	(321)

Fair value of plan assets at end of year	$0	$0	$0

The following table presents the funded status and the amounts recognized in the statement of financial position (in thousands):

	2010	2009	2008
Funded status
Fair value of plan assets	$0	$0	$0
Benefit obligations	(3,305)	(3,223)	(3,219)

Funded status at end of year	$(3,305)	$(3,223)	$(3,219)

Contributions made after the measurement date	0	0	0
Unrecognized actuarial net (gain) loss	0	0	0
Unrecognized prior service cost	0	0	0

Net amount recognized at end of year	$(3,305)	$(3,223)	$(3,219)

The following table presents the ten-year forecast and best estimate of expected benefit payments (in thousands):

	2010		2009		2008
Expected future benefit payments
2011	$253	2010	$258	2009	$241
2012	260	2011	266	2010	257
2013	268	2012	269	2011	276
2014	267	2013	276	2012	274
2015	271	2014	272	2013	279
2016-2020	1,371	2015-2019	1,370	2014-2018	1,391

Ten Year Total	$2,690		$2,710		$2,718

Infinity’s best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2011 is $0.3 million.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 Quarterly Operating Results (Unaudited)

While insurance premium is recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods.

The following are quarterly results of consolidated operations of Infinity for the three years ended December 31, 2010 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2010
Revenues	$222,929	$237,315	$251,669	$249,363	$961,276
Net earnings	15,621	16,278	30,831	28,792	91,523
Earnings per share:
Basic	$1.17	$1.25	$2.45	$2.32	$7.13
Diluted	1.15	1.22	2.39	2.25	6.95
2009
Revenues	$222,233	$226,075	$210,357	$224,759	$883,424
Net earnings	10,823	16,886	8,224	34,662	70,594
Earnings per share:
Basic	$0.77	$1.24	$0.61	$2.57	$5.17
Diluted	0.76	1.22	0.60	2.53	5.09
2008
Revenues	$249,198	$247,858	$233,802	$200,060	$930,918
Net earnings	14,001	12,144	4,369	(11,257)	19,257
Earnings per share:
Basic	$0.87	$0.75	$0.29	$(0.79)	$1.25
Diluted	0.86	0.74	0.28	(0.79)	1.23

Realized gains (losses) on investments amounted to:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2010	$(455)	$44	$7,991	$2,858	$10,438
2009	(6,127)	170	(12,113)	3,246	(14,824)
2008	(1,381)	(1,784)	(11,623)	(36,590)	(51,378)

Note 10 Insurance Reserves

Infinity’s insurance reserves consist of business produced directly by its wholly owned insurance subsidiaries, the Assumed Agency Business and two other unaffiliated insurance companies.

Incurred but not reported (“IBNR”) reserves for the direct and Assumed Agency Business are established for the quarter and year-end based on a quarterly reserve analysis by the Company’s actuarial staff. Various standard actuarial tests are applied to subsets of the business at a state, product and coverage basis. Included in the analyses are the following:

•	Paid and incurred extrapolation methods utilizing paid and incurred loss development to predict ultimate losses,

•

Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred development to predict ultimate average frequency (i.e. claims count per auto insured) or ultimate average severity (cost of claim per claim) and

•	Paid and incurred Bornhuetter-Ferguson methods adding expected development to actual paid or incurred experience to project ultimate losses.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred claims and claim counts to estimate ultimate paid claims and claim counts. Selections of development factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. Deviations from historical loss development patterns may occur due to changes in items such as claims settlement and payment practices, business mix, coverage limits and deductibles, inflation trends in auto repair and medical costs and legal and regulatory trends affecting claims settlements. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable because of changes in settlement practices, so Infinity has more heavily relied on incurred methods.

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance, on a GAAP basis over the past three years. (There is no material difference between the liability for losses and LAE on a GAAP basis versus a statutory basis.):

(in thousands)	2010	2009	2008
Balance at Beginning of Period
Unpaid losses on known claims	$164,134	$179,530	$225,415
IBNR losses	193,790	196,891	186,402
LAE	151,191	168,335	206,592

Total unpaid losses and LAE	509,114	544,756	618,409
Reinsurance recoverables	(17,715)	(20,516)	(28,219)

Unpaid losses and LAE, net of reinsurance recoverables	491,399	524,241	590,190
Current Activity
Loss and LAE incurred:
Current accident year	680,612	629,542	677,782
Prior accident years	(73,903)	(65,382)	(29,372)

Total loss and LAE incurred	606,709	564,160	648,410
Loss and LAE payments:
Current accident year	(400,144)	(351,914)	(391,935)
Prior accident years	(236,652)	(245,087)	(322,424)

Total loss and LAE payments	(636,796)	(597,002)	(714,359)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	461,312	491,399	524,241
Add back reinsurance recoverables	16,521	17,715	20,516

Total unpaid losses and LAE	$477,833	$509,114	$544,756

Unpaid losses on known claims	$180,334	$164,134	$179,530
IBNR losses	164,140	193,790	196,891
LAE	133,359	151,191	168,335

Total unpaid losses and LAE	$477,833	$509,114	$544,756

During calendar year 2010, Infinity experienced $73.9 million of favorable reserve development primarily from loss and LAE reserves relating to bodily injury coverage in the California, Connecticut, Florida and Pennsylvania nonstandard programs as well as in the Commercial Vehicle program. During calendar years 2009 and 2008, Infinity experienced $65.4 million and $29.4 million, respectively, of favorable development, primarily from loss and LAE reserves relating to bodily injury and property damage coverages in the California, Florida and Pennsylvania nonstandard programs. The favorable development over the last several years has resulted from two significant changes in claims practices beginning in 2006 for which the effect on loss and LAE payment patterns has been recognized in 2008, 2009 and 2010.

First, the Company changed its approach to handling claims in litigation. Historically, the majority of litigation claims were handled in the Company’s field offices utilizing outside legal counsel. In 2006 and 2007, the Company chose to utilize in-house legal counsel more extensively, which has proven to be more cost effective than outside counsel. This change in approach brought about a gradual reduction in legal costs, which began to lower LAE. During 2006 and 2007 the reduction in paid LAE was gradual, with little effect on historical LAE patterns. This gradual change resulted in slight decreases in development patterns and modest releases of LAE redundancy. However, by the end of 2008, the development patterns fell by anywhere from 8% to 13%, depending on the development period, from the level of the 2007 year-end analysis. The development patterns fell another 7% to 13% in 2009 from the level of the 2008 year-end analysis. These changes resulted in a more substantial release of LAE redundancy in 2008 and 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Second, beginning in 2006, the claims department began placing greater emphasis on settling undisputed claims in a reduced number of days after the loss date. A more timely settlement of such claims (referred to as increased “tempo”) was expected to reduce the company’s claim expenses, especially in the cost of rental car coverage. These changes in settlement practice resulted in increased claim payments for development periods in which the change took place. In was not apparent in either the 2006 or 2007 loss reserve estimation process whether the increase in claim payments resulted from deteriorating underwriting results, which could lead to additional loss development, or from the increase in tempo, which would not necessarily lead to further loss development. Infinity’s actuaries use a mixture of paid and incurred tests to determine the ultimate reserve need. The change in tempo created a large variance in the indicated need between the paid and incurred tests. Over time, as accident years matured, it became clear the paid tests had over-estimated the reserve and that the incurred test results provide better estimates of the ultimate reserve need.

Note 11 Reinsurance

The following table shows written and earned premium included in income for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded (in thousands).

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2010	$952,417	$9	$(5,558)	$946,869	0.0%
2009	848,690	121	(4,943)	843,869	0.0%
2008	896,098	801	(4,809)	892,090	0.1%

Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2010	$911,108	$15	$(5,204)	$905,919	0.0%
2009	852,856	313	(4,779)	848,391	0.0%
2008	926,172	1,539	(5,260)	922,451	0.2%

Assumed Reinsurance

Assumed business consists of two components:

(i) The Assumed Agency Business and, to a lesser extent, business assumed from other unaffiliated insurance companies; and

(ii) Business assumed from involuntary pools and associations.

For the twelve months ended December 31, 2009 and 2008, the Company assumed $0.1 million and $0.8 million of written premium, respectively, from GAI for the Assumed Agency Business under a reinsurance agreement effective January 1, 2003 as explained in more detail in Note 1 to the Consolidated Financial Statements. The Company assumed no premium from GAI in 2010. In addition, at December 31, 2010, 2009 and 2008, the Company assumed $6.8 million, $13.9 million and $30.1 million, respectively, of total unpaid losses and LAE, respectively, from GAI.

At December 31, 2010, 2009 and 2008, the Company assumed $8.5 million, $8.7 million and $10.4 million, respectively, of assumed unpaid losses and LAE as part of fronting arrangements under which Infinity utilized these companies’ insurance licenses to write business while assuming substantially all of that business back from these carriers.

Although the business was issued on GAI’s and these other unaffiliated companies’ policies, Infinity manages the claims adjusting and loss reserving for this business.

During the twelve months ended December 31, 2010, 2009 and 2008, Infinity assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.

Ceded Reinsurance

Infinity uses excess of loss, catastrophe and extra-contractual reinsurance to mitigate the financial impact of large or catastrophic losses. During 2010, the catastrophe reinsurance provided protection for losses up to $15 million in excess of $5 million for any single event. Infinity’s excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims exceeding $300,000 per occurrence. Infinity’s extra-contractual reinsurance agreement provides protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss. Infinity also uses reinsurance to mitigate losses on its Classic Collector business.

Ceded reinsurance for all programs reduced Infinity’s incurred losses and LAE by $2.6 million, $2.1 million and $(0.4) million for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 Statutory Information

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders’ surplus on a statutory basis were as follows (in thousands):

Net Earnings			Policyholders’ Surplus
2010	2009	2008	2010	2009
$ 96,870	$ 105,733	$ 38,007	$ 481,461	$ 472,211

For the twelve-month periods ended December 31, 2010, 2009 and 2008, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest.

The decrease in net earnings from 2009 to 2010 is primarily due to a decline in underwriting income.

The increase in net earnings from 2008 to 2009 is primarily due to a $36.0 million increase in favorable development on prior accident years and a $42.0 million decrease in other-than-temporary impairments charges in income.

The increase in policyholders’ surplus in 2010 compared to 2009 is primarily due to an increase in unrealized gains on investments.

Note 13 Legal and Regulatory Proceedings

From time to time, Infinity and its subsidiaries are named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by Infinity in establishing loss and LAE reserves.

Infinity also faces in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. Infinity continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted by establishing a reserve captured within the Company’s Consolidated Balance Sheets line-items “Unpaid losses and LAE” for extra-contractual claims and “Accounts payable, accrued expenses, and other liabilities” for class action and other non-claims related lawsuits. Amounts incurred are recorded on the income statement within “Losses and LAE” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.

Certain claims and legal actions have been brought against Infinity for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the above rules. While it is not possible to predict the ultimate outcome of these claims or lawsuits, management does not believe they are likely to have a material effect on Infinity’s financial condition or liquidity. However, losses incurred because of these cases could have a material adverse impact on net earnings in a given period.

Following is a discussion of the Company’s potentially significant pending cases at December 31, 2010:

Dave Munn v. Eastwood Insurance Services, et al., was filed in November 2005 in the Superior Court for the City and County of San Francisco and subsequently transferred to the Superior Court of the State of California, County of Orange, Civil Complex Center. In this action, the plaintiff alleged violations of provisions of the California Business & Professions Code. The case involved a dispute over the legality of broker fees charged by Eastwood Insurance Services (“Eastwood”), an independent California broker, to consumers who purchased Infinity insurance policies through Eastwood. The plaintiff alleged that Eastwood was acting as an unlicensed agent of Infinity and, as a consequence, Eastwood should not have

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

charged broker fees. The plaintiff sought from Eastwood restitution of all broker fees Eastwood charged on the sale of Infinity’s insurance policies. The plaintiff had sought injunctive relief from Infinity to prohibit Infinity from conducting business with Eastwood as a broker. The Superior Court issued an order, on plaintiff’s motion, dismissing Infinity as a named defendant to the suit. Eastwood initiated a cross-claim against Infinity seeking contribution and indemnification of any amounts that it was determined to owe the plaintiff, which Eastwood subsequently dismissed, without prejudice. On July 15, 2009, the Superior Court entered summary judgment in favor of Eastwood on each of the plaintiff’s claims. On September 10, 2009, the plaintiff filed a notice of appeal of the Superior Court’s summary judgment ruling. On November 18, 2010, the California Court of Appeals upheld the Superior Court’s summary judgment ruling. The plaintiff did not file a notice of appeal with the California Supreme Court, and the deadline for filing such notice has lapsed. As such, Eastwood’s potential claims against the Company for contribution and indemnification are moot.

Note 14 Commitments and Contingencies

Commitments

Minimum rental commitments under non-cancelable operating leases with an initial or remaining term of more than one year as of December 31, 2010 were as follows (in thousands):

Due in	Operating Leases
2011	$12,637
2012	11,862
2013	9,294
2014	9,440
2015	8,635
Thereafter	7,191

Total	$59,060

As of December 31, 2010, the total minimum rental payments to be received in the future under non-cancelable subleases were approximately $0.7 million.

Lease expense incurred by the Company during the last three years was as follows (in thousands):

	For the twelve months ended December 31,
	2010	2009	2008
Operating lease expense	$17,907	$21,360	$21,988
Sublease income	(2,103)	(2,812)	(2,687)

Total	$15,804	$18,548	$19,301

In 2010, Infinity entered into a definitive sales contract to purchase the 111,602 square foot Liberty Park facility that it currently leases in Birmingham for $16.1 million. Infinity expects to use current funds to complete the purchase in 2011.

Contingencies

The Company, based on the criteria established by the Contingencies topic of the FASC, has the following loss contingencies for which it accrues in its financial statements:

• Other-than-temporary impairments on investments	Note 3

• Insurance reserves	Note 10

• Legal and regulatory proceedings	Note 13

• Allowances for uncollectible accounts	Note 15

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For each item listed above, please refer to the notes referenced for additional discussion.

Note 15 Additional Information

Allowances for Uncollectible Accounts

Agents’ balances and premium receivable included in the Consolidated Balance Sheets are shown net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2010	2009	2008
Beginning balance	$10,853	$11,652	$15,447
Provision for losses	11,884	10,610	13,626
Uncollectible amounts written off	(10,414)	(11,409)	(17,421)

Ending balance	$12,323	$10,853	$11,652

Restrictions on Transfer of Funds and Assets of Subsidiaries

Payments of dividends, loans and advances by Infinity’s insurance subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2011 from Infinity’s insurance subsidiaries without seeking regulatory clearance is approximately $96.0 million. Additional amounts of dividends, loans and advances require regulatory approval.

Negative Cash Book Balances

Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $27.7 million, $22.1 million and $18.3 million, respectively, at December 31, 2010, 2009 and 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15

Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 10 to the Consolidated Financial Statements.

B. Schedules filed herewith as of December 31, 2010:

Page

I – Summary of Investments (See Note 3)	64

II – Condensed Financial Information of Registrant	85

III – Supplementary Insurance Information	Not required

IV – Reinsurance (See Note 11)	80

V – Valuation and Qualifying Accounts (see Note 15)	83

VI – Supplemental Information Concerning Property-Casualty Insurance Operations	87

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted, as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(in thousands)

	December 31,
	2010	2009
Assets:
Investment in subsidiaries	$626,848	$620,962
Fixed maturities – at fair value (amortized cost: $190,946 and $151,932)	193,677	153,324
Equity securities – at fair value (cost $555 and $0)	535	0
Cash and cash equivalents	27,577	30,955
Other assets	13,952	13,492

Total assets	$862,590	$818,732

Liabilities and Shareholders’ Equity:
Long-term debt	$194,729	$194,651
Other liabilities	6,364	5,574
Payable to affiliates	313	347
Shareholders’ equity	661,184	618,160

Total liabilities and shareholders’ equity	$862,590	$818,732

Condensed Statements of Earnings

(in thousands)

	Twelve months ended December 31,
	2010	2009	% Change	2008	% Change
Income:
Income in equity of subsidiaries	$99,457	$80,216	24.0%	$27,306	193.8%
Net investment income	4,303	3,859	11.5%	6,238	(38.1)%
Realized gain (loss) on investments	992	(851)	NM	257	NM

Total income	$104,752	$83,224	25.9%	$33,801	146.2%
Costs and Expenses:
Interest expense	10,802	11,055	(2.3)%	11,071	(0.1)%
Corporate general and administrative expenses	7,814	6,713	16.4%	6,958	(3.5)%
Loss on repurchase of debt	0	11	(100.0)%	0	0.0%
Other expense	113	0	0.0%	239	(100.0)%

Total expenses	$18,729	$17,779	5.3%	$18,268	(2.7)%
Earnings before income taxes	86,023	65,445	31.4%	15,533	321.3%
Provision for income taxes	(5,500)	(5,149)	6.8%	(3,724)	38.3%

Net earnings	$91,523	$70,594	29.6%	$19,257	266.6%

NM	= Not meaningful

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY

Condensed Statements of Cash Flows

(in thousands)

	Twelve months ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$91,523	$70,594	$19,257
Equity in consolidated subsidiaries	(99,457)	(80,216)	(27,306)
Loss on repurchase of debt	0	11	0
Other	3,581	(485)	4,067

Net cash used in operating activities	$(4,353)	$(10,096)	$(3,982)
Investing Activities:
Purchases of fixed maturity investments	$(40,914)	$(50,090)	$(41,703)
Maturities and redemptions of fixed maturity investments	12,252	21,343	7,479
Sales of fixed maturities	38,925	27,960	141,818
Dividends received from subsidiary(1)	49,831	30,042	19,342
Capital contributed to subsidiaries	(2,298)	(819)	(2,133)

Net cash provided by investing activities	$57,796	$28,436	$124,803
Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	$2,399	$887	$809
Accelerated share repurchase plan settlement payment	0	0	(768)
Acquisition of treasury stock	(52,021)	(25,026)	(87,397)
Repurchase of debt	0	(4,975)	0
Dividends paid to shareholders	(7,198)	(6,585)	(6,811)

Net cash used in financing activities	$(56,820)	$(35,699)	$(94,167)
Net (decrease) increase in cash and cash equivalents	$(3,377)	$(17,359)	$26,653
Cash and cash equivalents at beginning of period	30,955	48,315	21,662

Cash and cash equivalents at end of period	$27,577	$30,955	$48,315

(1)	Infinity’s subsidiaries also paid $50.2 million, $60.0 million and $50.7 million, respectively, of dividends in the form of securities to the holding company in 2010, 2009 and 2008.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2010

(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2010	$79,398	$477,833	0	$417,371	$905,919	$44,633	$680,612	$(73,903)	$68,839	$135,988	$636,796	$946,869
2009	68,839	509,114	0	376,068	848,391	49,418	629,542	(65,382)	70,101	116,367	597,002	843,869
2008	70,101	544,756	0	380,425	922,451	57,950	677,782	(29,372)	75,774	129,272	714,359	892,090

(a)	Gross of reinsurance recoverables of $16,521, $17,715 and $20,516 at December 31, 2010, 2009 and 2008, respectively.
(b)	Gross of prepaid reinsurance premium of $1,890, $1,536 and $1,661 at December 31, 2010, 2009 and 2008, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signed: February 25, 2011

Infinity Property and Casualty Corporation

By:	/s/ JAMES R. GOBER
James R. Gober
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER James R. Gober	Chairman of the Board of Directors, Chief Executive Officer, and President (principal executive officer)	February 25, 2011

/S/ SAMUEL J. SIMON Samuel J. Simon	Executive Vice President, General Counsel, Assistant Secretary, and Director	February 25, 2011

/S/ ROGER SMITH Roger Smith	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer )	February 25, 2011

/S/ WILLIAM S. STARNES William S. Starnes	Director*	February 25, 2011

/S/ JORGE G. CASTRO Jorge G. Castro	Director*	February 25, 2011

/S/ HAROLD E. LAYMAN Harold E. Layman	Director	February 25, 2011

/S/ DRAYTON NABERS, JR. Drayton Nabers, Jr.	Director	February 25, 2011

/S/ GREGORY C. THOMAS Gregory C. Thomas	Director*	February 25, 2011

/S/ SAMUEL J. WEINHOFF Samuel J. Weinhoff	Director*	February 25, 2011

/S/ MARIA TERESA ALVAREZ CANIDA Maria Teresa Alvarez Canida	Director	February 25, 2011

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

4.1	Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)

4.2	Form of Senior Indenture between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Infinity’s Form S-3 filed on August 6, 2010)

4.3	Form of Subordinated Indenture between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Infinity’s Form S-3 filed on August 6, 2010)

4.4	Form of Junior Subordinated Indenture between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Infinity’s Form S-3 filed on August 6, 2010)

Material Contracts:

10.1	Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)

10.2	Side Letter Agreement to amend Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on February 1, 2007)

10.3	Non-employee Directors’ Stock Ownership Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 12, 2005)	(*)

10.4	Lease between Colonial Properties and Infinity, dated August 26, 2003 for Colonnade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.5	Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.6	Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on May 21, 2008)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION

INDEX TO EXHIBITS – CONTINUED

Number	Exhibit Description

10.7	Amended and Restated Credit Agreement, dated August 31, 2008 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 4, 2008)

10.8	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.9	Deferred Compensation Plan as amended and restated effective February 9, 2010	(*)

10.10	Supplemental Retirement Plan as amended and restated effective January 1, 2010	(*)

10.11	Amended 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.13	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.14	Amendment No. 1 to the Employment Agreement for Mr. Gober (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on May 21, 2009)	(*)

10.15	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.16	Amendment No. 1 to the Employment Agreement for Mr. Simon (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on June 1, 2010)	(*)

10.17	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.18	Amendment No. 1 to the Employment Agreement for Mr. Smith (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on June 1, 2010)	(*)

10.19	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.7 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.20	Amendment No. 1 to the Employment Agreement for Mr. Pitrone (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on June 1, 2010)	(*)

10.21	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.6 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.22	Amendment No. 1 to the Employment Agreement for Mr. Godwin (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on June 1, 2010)	(*)

10.23	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.24	Second Amended and Restated 2008 Performance Share Plan (incorporated by reference to Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.25	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.26	Real Estate Purchase and Sale Agreement between Infinity Insurance Company, as Purchaser, and SG/SPV Property I, LLC, as Seller (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on May 13, 2010)

10.27	First Amendment to Real Estate Purchase and Sale Agreement between Infinity Insurance Company, as Purchaser, and SG/SPV Property I, LLC, as Seller (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on January 21, 2011)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101 –	XBRL

(*)	Management Contract or Compensatory Plan or Arrangement.