Form 10-Q
period 2011-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2011-05-05
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 12,400,475 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2011	2010	% Change
Revenues:
Earned premium	$238,981	$212,066	12.7%
Net investment income	10,332	11,295	(8.5)%
Net realized gains (losses) on investments*	2,923	(455)	NM
Other income	52	23	126.1%

Total revenues	252,288	222,929	13.2%

Costs and Expenses:
Losses and loss adjustment expenses	178,957	146,643	22.0%
Commissions and other underwriting expenses	55,087	48,154	14.4%
Interest expense	2,701	2,700	0.0%
Corporate general and administrative expenses	1,738	1,872	(7.2)%
Other expenses	44	732	(94.0)%

Total costs and expenses	238,528	200,101	19.2%

Earnings before income taxes	13,761	22,828	(39.7)%
Provision for income taxes	2,780	7,206	(61.4)%

Net Earnings	$10,981	$15,621	(29.7)%

Earnings per Common Share:
Basic	$0.89	$1.17	(23.9)%
Diluted	0.87	1.15	(24.3)%

Average Number of Common Shares:
Basic	12,345	13,319	(7.3)%
Diluted	12,685	13,620	(6.9)%

Cash Dividends per Common Share	$0.18	$0.14	28.6%
* Net realized gains before impairment losses	$3,547	$1,078	229.0%

Total other-than-temporary impairment (OTTI) losses	(1,608)	(99)	NM
Non-credit portion in other comprehensive income	1,017	0	0.0%
OTTI losses reclassified from other comprehensive income	(33)	(1,434)	(97.7)%

Net impairment losses recognized in earnings	(624)	(1,533)	(59.3)%

Total net realized gains (losses) on investments	$2,923	$(455)	NM

NM = Not meaningful

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,182,952 and $1,153,802)	$1,204,586	$1,177,718
Equity securities – at fair value (cost $26,196 and $29,333)	39,899	42,301

Total investments	$1,244,485	$1,220,019

Cash and cash equivalents	55,521	63,605
Accrued investment income	11,395	12,033
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $11,170 and $12,323	369,345	336,676
Property and equipment, net of accumulated depreciation of $45,994 and $43,731	24,301	25,132
Prepaid reinsurance premium	2,126	1,890
Recoverables from reinsurers (includes $761 and $289 on paid losses and LAE)	16,875	16,809
Deferred policy acquisition costs	88,264	79,398
Current and deferred income taxes	13,165	14,867
Receivable for securities sold	430	0
Other assets	7,988	6,653
Goodwill	75,275	75,275

Total assets	$1,909,170	$1,852,357

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$473,527	$477,833
Unearned premium	460,087	417,371
Payable to reinsurers	0	42
Long-term debt (fair value $200,216 and $199,132)	194,749	194,729
Commissions payable	29,161	24,232
Payable for securities purchased	8,251	419
Other liabilities	79,286	76,548

Total liabilities	$1,245,060	$1,191,173

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,214,366 and 21,167,947 shares issued)	$21,288	$21,228
Additional paid-in capital	351,773	349,742
Retained earnings	634,241	625,492
Accumulated other comprehensive income, net of tax	23,473	24,488
Treasury stock, at cost (8,813,094 and 8,698,962 shares)	(366,665)	(359,766)

Total shareholders’ equity	$664,110	$661,184

Total liabilities and shareholders’ equity	$1,909,170	$1,852,357

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160

Net earnings	$—	$—	$15,621	$—	$—	$15,621
Net change in postretirement benefit liability	—	—	—	(17)	—	(17)
Change in unrealized gain on investments	—	—	—	3,702	—	3,702
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,761	—	1,761

Comprehensive income						$21,067
Dividends paid to common shareholders	—	—	(1,864)	—	—	(1,864)
Shares issued and share-based compensation expense	45	1,264	—	—	—	1,309
Acquisition of treasury stock	—	—	—	—	(10,412)	(10,412)

Balance at March 31, 2010	$21,108	$345,296	$554,925	$24,945	$(318,014)	$628,260

Net earnings	$—	$—	$75,902	$—	$—	$75,902
Net change in postretirement benefit liability	—	—	—	(103)	—	(103)
Change in unrealized gain on investments	—	—	—	(2,831)	—	(2,831)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	2,477	—	2,477

Comprehensive income						$75,444
Dividends paid to common shareholders	—	—	(5,335)	—	—	(5,335)
Shares issued and share-based compensation expense	120	4,446	—	—	—	4,566
Acquisition of treasury stock	—	—	—	—	(41,752)	(41,752)

Balance at December 31, 2010	$21,228	$349,742	$625,492	$24,488	$(359,766)	$661,184

Net earnings	$—	$—	$10,981	$—	$—	$10,981
Net change in postretirement benefit liability	—	—	—	(10)	—	(10)
Change in unrealized gain on investments	—	—	—	(929)	—	(929)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(76)	—	(76)

Comprehensive income						$9,966
Dividends paid to common shareholders	—	—	(2,232)	—	—	(2,232)
Shares issued and share-based compensation expense	61	2,031	—	—	—	2,092
Acquisition of treasury stock	—	—	—	—	(6,898)	(6,898)

Balance at March 31, 2011	$21,288	$351,773	$634,241	$23,473	$(366,665)	$664,110

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net earnings	$10,981	$15,621
Adjustments:
Depreciation	2,544	2,680
Amortization	2,073	1,576
Net realized (gains) losses on investments	(2,923)	455
Loss on disposal of property and equipment	201	0
Share-based compensation expense	641	672
Non-cash activity related to rabbi trust	15	0
Decrease (increase) in accrued investment income	637	(982)
Increase in agents’ balances and premium receivable	(32,669)	(33,461)
Increase in reinsurance receivables	(302)	(1,508)
Increase in deferred policy acquisition costs	(8,865)	(6,918)
Decrease in other assets	909	525
Decrease in unpaid losses and loss adjustment expenses	(4,305)	(3,889)
Increase in unearned premium	42,716	43,190
Decrease in payable to reinsurers	(42)	(58)
Increase (decrease) in other liabilities	7,597	(2,298)

Net cash provided by operating activities	19,208	15,605

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(142,612)	(95,514)
Property and equipment	(1,915)	(2,115)
Maturities and redemptions of fixed maturities	67,353	39,752
Sales of:
Fixed maturities	52,855	11,717
Equity securities	4,877	0

Net cash used in investing activities	(19,441)	(46,161)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	1,450	637
Acquisition of treasury stock	(7,069)	(10,328)
Dividends paid to shareholders	(2,232)	(1,864)

Net cash used in financing activities	(7,851)	(11,555)

Net decrease in cash and cash equivalents	(8,084)	(42,111)
Cash and cash equivalents at beginning of period	63,605	99,700

Cash and cash equivalents at end of period	$55,521	$57,589

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

INDEX TO NOTES

1. Reporting and Accounting Policies	6. Long-Term Debt
2. Share-Based Compensation	7. Income Taxes
3. Computation of Earnings Per Share	8. Additional Information
4. Fair Value	9. Insurance Reserves
5. Investments	10. Commitments and Contingencies

Note 1 Reporting and Accounting Policies

Nature of Operations

We are a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Although licensed to write insurance in all 50 states and the District of Columbia, we focus on select states that management believes offer the greatest opportunity for premium growth and profitability.

Basis of Consolidation and Reporting

The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.

These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

We have evaluated events that occurred after March 31, 2011 for recognition or disclosure in our financial statements and the notes to the financial statements.

Schedules may not foot due to rounding.

Estimates

We based certain accounts and balances within these financial statements upon management’s estimates and assumptions. The amount of reserves for claims not yet paid, for example, is an item that we can only record by estimation. Unrealized capital gains and losses on investments are subject to market fluctuations, and management uses judgment in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary. Should actual results differ significantly from these estimates, the effect on our results of operations could be material. The results of operations for the periods presented may not be indicative of our results for the entire year.

Reclassifications

We have reclassified certain amounts in the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total shareholders’ equity, net cash flow or net earnings as previously reported.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

Restricted Stock Plan

We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 206,609 shares as of March 31, 2011. We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.

On July 31, 2007, our Compensation Committee (the “Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares of restricted stock will vest in full on July 31, 2011. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.

Non-employee Directors’ Stock Ownership Plan

In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 37,302 shares as of March 31, 2011. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June of 2010, we issued 7,672 shares of our common stock, valued pursuant to the plan at $350,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

Employee Stock Purchase Plan

We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, we preclude that employee from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares and/or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 43,671 as of March 31, 2011. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

Performance Share Plan

Our shareholders approved the Performance Share Plan (“PSP”) on May 20, 2008 and an amended and restated performance share plan on May 26, 2010. The purpose of the PSP is to align further the interest of management with our long-term shareholders by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Committee administers the PSP and will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determine the PSP participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that we may issue under the PSP is limited to 500,000 shares. In April 2011, we issued 32,957 shares under this plan.

Stock Option Plan

We amended our Stock Option Plan (“SOP”) to prohibit any future grant of stock options from the plan after May 20, 2008. We have granted no options since 2004. We generally granted options with an exercise price near the closing price of our stock at the date of grant and these options have a 10-year contractual life. All of the options under the SOP have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

As permitted by the Stock Compensation topic of the FASB Accounting Standards Codification, we used the modified Black-Scholes model with the assumptions noted below to estimate the value of employee stock options on the date of grant. Expected volatilities are based on historical volatilities of our stock. We selected the expected option life to be 7.5 years, which represents the midpoint between the last vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the options is based on the yield on 10-year Treasury notes in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

We estimated the weighted-average grant date fair values of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of March 31, 2011	79,050	114,458

The following table describes activity for our Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2010	238,758	$22.52
Granted	0	0
Exercised	(45,250)	$18.72
Forfeited	0	0

Outstanding at March 31, 2011	193,508	$23.41	2.30	$7.0

Vested as of March 31, 2011	193,508	$23.41	2.30	$7.0
Exercisable as of March 31, 2011	193,508	$23.41	2.30	$7.0

(a)	We calculated the intrinsic value for the stock options based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.

The Stock Compensation topic of the FASB Accounting Standards Codification requires the recognition of share-based compensation for the number of awards that we ultimately expect to vest. As of March 31, 2011, we used an estimated forfeiture rate of 0%. We will reassess estimated forfeitures in subsequent periods and may change this rate based on new facts and circumstances.

Cash received from option exercises for the three months ended March 31, 2011 and 2010 was approximately $0.8 million and $0.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of share-based payment arrangements was approximately $0.5 million and $0.1 million, respectively, for the three months ended March 31, 2011 and 2010. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was approximately $1.8 million and $0.7 million, respectively.

We have a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The amount of total compensation cost, by plan, for share-based compensation arrangements is as follows (in thousands):

	Three months ended March 31,
	2011		2010
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$199	$70	$199	$70
Non-employee Directors’ Stock Ownership Plan	0	0	0	0
Employee Stock Purchase Plan	10	4	8	3
Performance Share Plan	443	155	473	166
Stock Option Plan	0	0	0	0

Total	$652	$229	$680	$239

Note 3 Computation of Earnings per Share

The following table illustrates the computation of our basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended March 31,
	2011	2010

Net earnings for basic and diluted earnings per share	$10,981	$15,621
Average basic shares outstanding	12,345	13,319

Basic earnings per share	$0.89	$1.17

Average basic shares outstanding	12,345	13,319
Restricted stock not yet vested	72	72
Dilutive effect of assumed option exercises	143	136
Dilutive effect of Performance Share Plan	125	93

Average diluted shares outstanding	12,685	13,620

Diluted earnings per share	$0.87	$1.15

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

The following table presents for each of the fair value hierarchy levels our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,521	$0	$0	$55,521
Fixed maturity securities:
U.S. government	159,209	583	4,413	164,205
Government-sponsored entities	0	39,813	0	39,813
State and municipal	0	390,623	0	390,623
Mortgage-backed securities:
Residential	0	234,799	1,747	236,547
Commercial	0	32,933	0	32,933

Total mortgage-backed securities	$0	$267,732	$1,747	$269,479
Collateralized mortgage obligations	0	40,271	741	41,012
Asset-backed securities	0	47,833	0	47,833
Corporates	0	240,399	11,221	251,621

Total fixed maturities	$159,209	$1,027,255	$18,123	$1,204,586
Equity securities	39,898	1	0	39,899

Total	$254,627	$1,027,255	$18,123	$1,300,006

Percentage of total	19.6%	79.0%	1.4%	100.0%

Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization. We recognize transfers between levels at the beginning of the reporting period.

A third party nationally recognized pricing service provides the fair value of securities in Level 2. We periodically review the third party pricing methodologies and test for significant differences between the market price used to value the security and recent sales activity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category at March 31, 2011 (in thousands):

	For the three months ended March 31, 2011
	U.S. Government Securities	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	Total

Balance at beginning of period	$4,950	$0	$1,043	$21,482	$27,476
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	(2)	(39)	(41)
Included in other comprehensive income	(114)	8	9	836	739
Purchases	0	0	0	0	0
Sales	0	0	0	0	0
Settlements	(423)	(8)	(309)	(381)	(1,121)
Transfers in	0	1,747	0	0	1,747
Transfers out	0	0	0	(10,677)	(10,677)

Balance at end of period	$4,413	$1,747	$741	$11,221	$18,123

Of the $18.1 million fair value of securities in Level 3, which consists of 15 securities, we priced 14 based on non-binding broker quotes. We manually calculated the price of the remaining security, which has a fair value of $0.2 million, based on expected principal repayments from Bloomberg, the zero spot Treasury curve at March 31, 2011 and the average spreads to Treasury for the type and rating of the security being priced.

We transferred approximately $10.7 million of securities in Level 3 at December 31, 2010 to Level 2 during the three months ended March 31, 2011 because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $1.7 million of securities into Level 3 from Level 2 during the three months ended March 31, 2011 because we could not obtain a price from a third party nationally recognized pricing service. There were no transfers between Levels 1 and 2.

The gains or losses included in net earnings are included in the line item net realized gains (losses) on investments in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item change in unrealized gain on investments or the line item change in non-credit component of impairment losses on fixed maturities in the Consolidated Statements of Changes in Shareholders’ Equity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$55,521	$55,521	$63,605	$63,605
Available-for-sale securities
Fixed maturities	1,204,586	1,204,586	1,177,718	1,177,718
Equity securities	39,899	39,899	42,301	42,301

Total cash and investments	$1,300,006	$1,300,006	$1,283,624	$1,283,624

Liabilities:
Long-term debt	$194,749	$200,216	$194,729	$199,132

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

We consider all fixed maturity and equity securities available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2011 and 2010 were $57.7 million and $11.7 million, respectively. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of our investment portfolio follows (in thousands):

	March 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$162,042	$2,570	$(406)	$0	$164,205
Government-sponsored entities	39,279	664	(129)	0	39,813
State and municipal	386,158	7,717	(2,995)	(258)	390,623
Mortgage-backed securities:
Residential	234,171	4,395	(624)	(1,396)	236,547
Commercial	32,120	945	(132)	0	32,933

Total mortgage-backed securities	$266,291	$5,339	$(755)	$(1,396)	$269,479
Collateralized mortgage obligations	40,251	891	(26)	(103)	41,012
Asset-backed securities	47,723	238	(128)	0	47,833
Corporates	241,207	10,918	(504)	0	251,621

Total fixed maturities	$1,182,952	$28,337	$(4,946)	$(1,757)	$1,204,586
Equity securities	26,196	13,708	(5)	0	39,899

Total	$1,209,147	$42,046	$(4,951)	$(1,757)	$1,244,485

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$167,729	$2,897	$(340)	$0	$170,286
Government-sponsored entities	40,025	1,231	(104)	0	41,152
State and municipal	392,057	8,395	(3,170)	(287)	396,995
Mortgage-backed securities:
Residential	195,003	4,561	(1,533)	(416)	197,615
Commercial	34,095	1,083	(107)	0	35,070

Total mortgage-backed securities	$229,098	$5,644	$(1,640)	$(416)	$232,685
Collateralized mortgage obligations	41,530	1,011	(30)	(112)	42,398
Asset-backed securities	27,286	266	(64)	(1)	27,486
Corporates	256,079	11,080	(442)	0	266,717

Total fixed maturities	$1,153,802	$30,523	$(5,790)	$(817)	$1,177,718
Equity securities	29,333	12,987	(20)	0	42,301

Total	$1,183,135	$43,510	$(5,810)	$(817)	$1,220,019

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
March 31, 2011
Fixed maturities:
U.S. government	9	$30,916	$(406)	1.3%	0	$0	$0	0.0%
Government-sponsored entities	5	12,957	(129)	1.0%	0	0	0	0.0%
State and municipal	66	121,715	(3,253)	2.6%	0	0	0	0.0%
Mortgage-backed securities:
Residential	20	94,235	(2,019)	2.1%	0	0	0	0.0%
Commercial	7	8,850	(131)	1.5%	1	50	(0)	0.9%

Total mortgage-backed securities	27	$103,084	$(2,151)	2.0%	1	$50	$(0)	0.9%
Collateralized mortgage obligations	3	4,422	(26)	0.6%	2	741	(103)	12.3%
Asset-backed securities	6	19,348	(75)	0.4%	1	380	(53)	12.3%
Corporates	27	39,781	(504)	1.3%	0	0	0	0.0%

Total fixed maturities	143	$332,222	$(6,545)	1.9%	4	$1,172	$(157)	11.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	143	$332,222	$(6,545)	1.9%	4	$1,172	$(157)	11.8%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2010
Fixed maturities:
U.S. government	5	$13,700	$(340)	2.4%	0	$0	$0	0.0%
Government-sponsored entities	3	4,442	(104)	2.3%	0	0	0	0.0%
State and municipal	65	125,781	(3,457)	2.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	15	73,059	(1,949)	2.6%	0	0	0	0.0%
Commercial	6	9,846	(99)	1.0%	3	343	(8)	2.3%

Total mortgage-backed securities	21	$82,904	$(2,048)	2.4%	3	$343	$(8)	2.3%
Collateralized mortgage obligations	3	4,433	(30)	0.7%	2	1,043	(112)	9.7%
Asset-backed securities	2	1,487	(15)	1.0%	2	455	(50)	9.9%
Corporates	22	29,475	(442)	1.5%	0	0	0	0.0%

Total fixed maturities	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%

The table excludes unrealized losses on equities invested in a rabbi trust of $5,000 and $20,000 at March 31, 2011 and December 31, 2010, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Gross unrealized losses at March 31, 2011 were attributable to general rise in interest rates.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	the length of time the security’s fair value has been below our cost;

•	the extent to which fair value is less than cost basis;

•	the intent to sell the security;

•	whether it is more likely than not that there will be a requirement to sell the security before our anticipated recovery;

•	historical operating, balance sheet and cash flow data contained in issuer SEC filings;

•	issuer news releases;

•	near-term prospects for improvement in the issuer and/or its industry;

•	industry research and communications with industry specialists and

•	third-party research and credit rating reports.

Management regularly evaluates for potential impairment each security position that has any of the following: a fair value of less than 95% of our book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, management reviews positions held related to an issuer of a previously impaired security.

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	March 31, 2011	December 31, 2010
Number of positions held with unrealized:
Gains	474	466
Losses	147	128

Number of positions held that individually exceed unrealized:
Gains of $500,000	4	4
Losses of $500,000	0	0

Percentage of positions held with unrealized:
Gains that were investment grade	78%	75%
Losses that were investment grade	91%	91%

Percentage of fair value held with unrealized:
Gains that were investment grade	89%	89%
Losses that were investment grade	98%	98%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at March 31, 2011 (in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less than 5%*	5% - 10%*	Total Gross Greater than 10%*
Age of Unrealized Losses:
Less than or equal to:
Three months	$110,798	$(481)	$(481)	$0	$0
Six months	203,613	(5,568)	(3,976)	(1,592)	0
Nine months	17,054	(483)	(483)	0	0
Twelve months	757	(13)	(13)	0	0
Greater than twelve months	1,172	(157)	(1)	0	(156)

Total	$333,394	$(6,703)	$(4,954)	$(1,592)	$(156)

*	As a percentage of amortized cost or cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Three months ended March 31, 2011
Unrealized holding gains (losses) on securities arising during the period	$(1,043)	$2,420	$(482)	$895
Realized (gains) losses on securities sold	(1,862)	(1,685)	1,241	(2,305)
Impairment loss recognized in earnings	624	0	(218)	406

Change in unrealized gains (losses) on marketable securities, net	$(2,282)	$736	$541	$(1,005)

Three months ended March 31, 2010
Unrealized holding gains (losses) on securities arising during the period	$5,697	$2,253	$(2,782)	$5,167
Realized (gains) losses on securities sold	(1,078)	0	377	(701)
Impairment loss recognized in earnings	1,533	0	(537)	997

Change in unrealized gains (losses) on marketable securities, net	$6,152	$2,253	$(2,942)	$5,463

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery to amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not be required to sell a security, we treat the entire amount of the impairment as a credit loss.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities for which a portion was recognized in accumulated other comprehensive income (in thousands):

Balance at December 31, 2010	$1,828
Additions for:
Previously impaired securities	33
Newly impaired securities	544
Reductions for:
Securities sold and pay downs	(134)
Securities that no longer have a non-credit component	0

Balance at March 31, 2011	$2,271

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2011, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$89,728	$20	$0	$89,748	$88,995
After one year through five years	344,500	94,256	0	438,756	$427,341
After five years through ten years	169,804	69,829	3,464	243,097	$237,344
After ten years	33,397	41,263	0	74,660	$75,006
Mortgage-backed, asset-backed and collateralized mortgage obligations	230,299	128,026	0	358,324	$354,266

	$867,728	$333,394	$3,464	$1,204,586	$1,182,952

Note 6 Long-Term Debt

In February 2004, we issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time we issued the notes, we capitalized $2.1 million of debt issuance costs, which we are amortizing over the term of the Senior Notes. During 2009, we repurchased $5.0 million of our debt, bringing the outstanding principal to $195.0 million. We calculated the March 31, 2011 fair value of $200.2 million using a 320 basis point spread to the three-year U.S. Treasury Note of 1.301%.

In August 2008, we entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At March 31, 2011, there were no borrowings outstanding under the Credit Agreement. We intend to renew this agreement prior to its expiration in August 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $2.8 million compared to $7.2 million for the same period of 2010. The following table reconciles our income taxes at statutory rates to our effective provision for income taxes (in thousands):

	For the three months ended March 31,
	2011	2010
Earnings before income taxes	$13,761	$22,828

Income taxes at statutory rates	4,816	7,990
Effect of:
Dividends-received deduction	(35)	(34)
Tax-exempt interest	(876)	(882)
Adjustment to valuation allowance	(1,134)	112
Other	8	21

Provision for income taxes	$2,780	$7,206

GAAP effective tax rate	20.2%	31.6%

During the first quarter of 2011, we decreased our tax valuation allowance by approximately $1.1 million. This adjustment is due to both a decrease in the reserve for other-than-temporary impaired securities and utilization of our capital loss carryforward.

In the first quarter of 2010, we increased our tax valuation allowance by approximately $0.1 million, primarily due to an increase in the reserve for other-than-temporary impaired securities.

Note 8 Additional Information

Supplemental Cash Flow Information

We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31,
	2011	2010
Income tax payments	$0	$5,500
Interest payments on debt	5,363	5,363

Negative Cash Book Balances

Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $35.8 million and $27.7 million, respectively, at March 31, 2011 and December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2011	2010
Balance at Beginning of Period
Unpaid losses on known claims	$180,334	$164,134
IBNR losses	164,140	193,790
LAE	133,359	151,191

Total unpaid losses and LAE	477,833	509,114
Reinsurance recoverables	(16,521)	(17,715)

Unpaid losses and LAE, net of reinsurance recoverables	461,312	491,399

Current Activity
Loss and LAE incurred:
Current accident year	182,380	163,332
Prior accident years	(3,423)	(16,689)

Total loss and LAE incurred	178,957	146,643

Loss and LAE payments:
Current accident year	(59,053)	(51,006)
Prior accident years	(123,803)	(100,545)

Total loss and LAE payments	(182,856)	(151,551)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	457,413	486,491
Add back reinsurance recoverables	16,115	18,735

Total unpaid losses and LAE	$473,527	$505,225

Unpaid losses on known claims	$181,980	$168,918
IBNR losses	158,956	185,538
LAE	132,592	150,769

Total unpaid losses and LAE	$473,527	$505,225

Bodily injury coverage in California related to accident years prior to 2009 was the primary source of the $3.4 million of favorable reserve development during the three months ended March 31, 2011.

The $16.7 million of favorable reserve development during the three months ended March 31, 2010 primarily relates to personal auto coverage in California, Arizona, Connecticut and Pennsylvania.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Commitments and Contingencies

Commitments

There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2010. For a description of our previously reported commitments, refer to Note 14 in the Form 10-K for the year ended December 31, 2010.

Contingencies

There have been no material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2010. For a description of our previously reported contingencies, refer to Note 14 Commitments and Contingencies, in the Form 10-K for the year ended December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” which anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. We make these statements subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and we base them on estimates, assumptions and projections. Statements which include the words “assumes,” “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premium growth, earnings, investment performance, expected losses, rate changes and loss experience.

The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), rising bodily injury loss cost trends, undesired business mix or risk profile for new business, elevated unemployment rates and the proliferation of illegal immigration legislation in key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the twelve months ended December 31, 2010.

OVERVIEW

We continued to generate strong premium growth in the first quarter of 2011. This quarter marks the sixth consecutive quarter that we have experienced growth in written premiums. This increase is a result of aggressive marketing efforts intended to expand our presence in our target markets, including the appointment of new agents in the Urban Zones and increased advertising. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.

Net earnings and diluted earnings per share for the three months ended March 31, 2011 were $11.0 million and $0.87, respectively, compared to $15.6 million and $1.15, respectively, for the three months ended March 31, 2010. The decrease in diluted earnings per share for the three months ended March 31, 2011 is primarily due to a decline in favorable development on prior year accident year loss and LAE reserves compared to March 31, 2010.

Included in net earnings for the three months ended March 31, 2011 was $2.2 million ($3.4 million pre-tax) of favorable development on prior accident period loss and LAE reserves compared with $10.8 million ($16.7 million pre-tax) for the three months ended March 31, 2010. Favorable development in the first quarter of 2011 was primarily attributable to accident years prior to 2009. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.

We had net realized gains on investments of $2.9 million for the first quarter of 2011 compared to a net realized loss of $0.5 million in the first quarter of 2010. Included in net realized gains for the first quarter of 2011 is $0.6 million of other-than-temporary impairments on fixed income securities compared with $1.5 million of impairments during the first quarter of 2010.

Our book value per share increased 1.0% from $53.03 at December 31, 2010 to $53.55 at March 31, 2011. This increase was primarily due to earnings, net of shareholder dividends, for the three months ended March 31, 2011. Annualized return on equity for the three months ended March 31, 2011 was 6.6% compared with 10.0% for the same period of 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Underwriting

Premium

Our insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, we believe that it is generally understood to mean coverage for drivers who, because of their driving record, age or vehicle type, represent higher than normal risks and pay higher rates for comparable coverage. We also write commercial vehicle insurance and insurance for classic collectible automobiles (“Classic Collector”).

We offer three primary products to individual drivers: the Low Cost product, which offers the most restrictive coverage, the Value Added product, which offers broader coverage and higher limits, and the Premier product, which we designed to offer the broadest coverage for standard and preferred risk drivers.

We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas (“Urban Zones”) identified within selected Focus States that management believes offer the greatest opportunity for premium growth and profitability.

We classify the states in which we operate into three categories:

•	“Focus States” – We have identified Urban Zones in these states, which include Arizona, California, Florida, Georgia, Illinois, Nevada, Pennsylvania and Texas.

•

“Maintenance States” – We are maintaining our writings in these states, which include Alabama, Colorado, South Carolina and Tennessee. We believe each state offers us an opportunity for underwriting profit.

•	“Other States” – Includes 8 states where we maintain a renewal book of personal auto business.

We further classify territories within the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix and Tucson

•	California – Bay Area, Los Angeles, Sacramento, San Diego, and San Joaquin Valley

•	Florida – Jacksonville, Miami, Orlando, Sarasota and Tampa

•	Georgia – Atlanta

•	Illinois – Chicago

•	Nevada – Las Vegas

•	Pennsylvania – Allentown and Philadelphia

•	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-urban Zones” – include all remaining areas in the Focus States located outside of a designated Urban Zone.

We continually evaluate our market opportunities; thus, the Focus States, Urban Zones, Maintenance States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change. In the tables below, we have restated 2010 premium, policies-in-force and combined ratios to be consistent with the 2011 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended March 31,
	2011	2010	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$226,227	$200,904	$25,323	12.6%
Non-urban Zones	32,293	30,945	1,349	4.4%

Total Focus States	258,521	231,849	26,672	11.5%
Maintenance States	4,518	4,638	(121)	(2.6)%
Other States	2,069	2,596	(527)	(20.3)%

Total Personal Auto	265,107	239,082	26,025	10.9%
Commercial Vehicle	15,850	15,300	550	3.6%
Classic Collector	2,159	2,064	95	4.6%

Total gross written premium	283,116	256,446	26,670	10.4%
Ceded reinsurance	(1,579)	(1,263)	(316)	25.0%

Net written premium	281,537	255,183	26,353	10.3%
Change in unearned premium	(42,555)	(43,117)	562	(1.3)%

Net earned premium	$238,981	$212,066	$26,915	12.7%

The following table shows our policies in force:

	At March 31,
	2011	2010	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	692,576	623,731	68,845	11.0%
Non-urban Zones	87,589	78,349	9,240	11.8%

Total Focus States	780,165	702,080	78,085	11.1%
Maintenance States	15,191	15,516	(325)	(2.1)%
Other States	4,906	6,979	(2,073)	(29.7)%

Total Personal Auto	800,262	724,575	75,687	10.4%
Commercial Vehicle	33,046	30,221	2,825	9.3%
Classic Collector	34,444	36,044	(1,600)	(4.4)%

Total policies in force	867,752	790,840	76,912	9.7%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium grew 10.4% during the first quarter of 2011 compared with the same period of 2010. During the first quarter of 2011, we implemented 4 rate revisions in various states with an overall rate increase of 1.1%. Policies in force at March 31, 2011 increased 9.7% compared with the same period in 2010. Gross written premium grew more than policies in force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with coverage that is more restricted.

During the first quarter of 2011, personal auto insurance gross written premium in our Focus States grew 11.5% when compared with the same period of 2010, with growth in all states excluding Arizona and Florida. The increase in gross written premium is primarily a result of growth in California, Georgia, Pennsylvania and Texas.

•

California gross written premium grew 14.5% during the first quarter of 2011 compared to the same period of 2010. Increased agency incentives, coupled with rate actions taken by competitors, have stimulated growth in the state. Additionally, we are writing more multicar and Full coverage policies, which generate higher average premium.

•

Georgia gross written premium grew 21.1% during the first quarter of 2011 compared to the same period of 2010. This growth is a result of recent rate decreases coupled with aggressive agency promotions and competitor rate increases.

•

Pennsylvania gross written premium increased by 15.0% during the first quarter of 2011 compared with the same period of 2010. This increase is a result of new agency appointments and rate increases taken by competitors as well as growth in the Premier product.

•

Texas gross written premium grew by 37.0% during the first quarter of 2011 compared with the same period of 2010. The growth in premiums in Texas primarily relates to a shift in business mix to the Premier product, which we introduced in late 2009 in this state.

Gross written premium in the Maintenance States declined 2.6% during the first quarter of 2011 compared with the same period of 2010, with declines in all states except Tennessee.

Our Commercial Vehicle gross written premium increased 3.6% during the first quarter of 2011. This growth is primarily due to growth in California resulting from the appointment of new agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Profitability

A key operating performance measure of insurance companies is underwriting profitability, as opposed to overall profitability or net earnings. We measure underwriting profitability by the combined ratio. When the combined ratio is under 100%, we consider underwriting results profitable; when the ratio is over 100%, we consider underwriting results unprofitable. The combined ratio does not reflect investment income, other income, interest expense, other expenses or federal income taxes.

While we report financial results in accordance with GAAP for shareholder and other investment purposes, we report it on a statutory basis for insurance regulatory purposes. We evaluate underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned; on a statutory basis these items are expensed as incurred. We capitalize costs for computer software developed or obtained for internal use under GAAP and amortized over their useful life, rather than expensed as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2011			2010			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	74.9%	21.6%	96.6%	69.0%	20.5%	89.5%	6.0%	1.1%	7.1%
Non-urban Zones	77.5%	19.8%	97.4%	76.5%	19.8%	96.2%	1.1%	0.1%	1.1%

Total Focus States	75.3%	21.4%	96.7%	69.9%	20.4%	90.3%	5.4%	1.0%	6.4%
Maintenance States	84.5%	27.6%	112.1%	74.8%	29.2%	104.0%	9.6%	(1.5)%	8.1%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	75.6%	21.5%	97.0%	69.3%	20.6%	89.9%	6.3%	0.8%	7.1%

Commercial Vehicle	76.3%	18.2%	94.6%	75.9%	19.8%	95.8%	0.4%	(1.6)%	(1.2)%
Classic Collector	62.6%	44.8%	107.5%	33.6%	45.2%	78.8%	29.0%	(0.4)%	28.6%
Other	NM	NM	NM	NM	NM	NM	NM	NM	NM

Total statutory ratios	74.9%	21.3%	96.2%	69.1%	20.8%	89.9%	5.7%	0.5%	6.3%

Total statutory ratios excluding development	76.3%	21.3%	97.7%	77.0%	20.8%	97.8%	(0.7%)	0.5%	(0.1%)
GAAP ratios	74.9%	23.1%	97.9%	69.1%	22.7%	91.9%	5.7%	0.3%	6.1%
GAAP ratios excluding development	76.3%	23.1%	99.4%	77.0%	22.7%	99.7%	(0.7)%	0.3%	(0.4)%

NM: not meaningful due to the low premium.

In evaluating the profit performance of our business, management reviews underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

Overall, the statutory combined ratio for the three months ended March 31, 2011 of 96.2% deteriorated by 6.3 points from 89.9% for the first three months of 2010. The first quarter of 2011 benefited from $3.4 million of favorable development on loss and LAE reserves compared to $16.7 million for the first quarter of 2010. Bodily injury coverage in California related to accident years prior to 2009 drove favorable development during 2011. Excluding the favorable development from both periods, the statutory combined ratio decreased from 97.8% in the first quarter of 2010 to 97.7% in the first quarter of 2011. The GAAP combined ratio for 2011

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

increased by 6.1 points from 91.9% at March 31, 2010 to 97.9% at March 31, 2011. Excluding the effect of favorable development, the GAAP combined ratio for the first quarter of 2011 was 99.4%, compared to 99.7% for the same period of 2010. We expect the GAAP combined ratio, excluding redundancy releases, to be between 98.0% and 99.0% during 2011.

Catastrophe related losses were less than $0.1 million during the first quarter of 2011 and $0.3 million during the first quarter of 2010.

An increase in the loss and LAE ratio in the Urban Zones drove the 6.4 point increase in the Focus States’ combined ratio for the three months ended March 31, 2011. Arizona, California and Texas loss ratios drove this increase. The loss and LAE ratio has increased due to a decline in favorable development coupled with higher loss and LAE ratios on new business.

The loss and LAE ratio in the Maintenance States increased 9.6 points during the first quarter of 2011 compared to the first quarter of 2010 because of increases in the loss ratios in Alabama, Colorado and Tennessee.

The loss and LAE ratio for the Classic Collector product increased by 29.0% because of several large losses during the quarter. Excluding the effect of these losses, the Classic Collector loss and LAE ratio would be 46.3% for the three months ended March 31, 2011.

Net Investment Income

Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2011	2010
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$10,690	$11,646
Dividends on equity securities	165	165

Gross investment income	$10,855	$11,811
Investment expenses	(523)	(517)

Net investment income	$10,332	$11,295

Average investment balance, at cost	$1,251,487	$1,240,124
Annualized returns excluding realized gains and losses	3.5%	3.8%

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months ended March 31, 2011 declined compared to the same period in 2010 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.

We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)

Fixed maturities	$(624)	$1,862	$1,238	$(1,533)	$1,078	$(455)
Equities	0	1,685	1,685	0	0	0

Total	$(624)	$3,547	$2,923	$(1,533)	$1,078	$(455)

For our securities held with unrealized losses, management believes, based on our analysis, that (i) we will recover our cost basis in these securities and (ii) we do not intend to sell the securities nor is it more likely than not that there will be a requirement to sell the securities before they recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to predict accurately if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55%. Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes. We recognized $2.7 million and $2.7 million, respectively, in interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three months ended March 31, 2011 and 2010.

Other Expenses

Other expenses were less than $0.1 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. The decline is primarily due to a $0.7 million decrease in sublease loss expense during 2011.

Income Taxes

Our GAAP effective tax rate for the three months ended March 31, 2011 was 20.2% compared to 31.6% for the same period of 2010. See Note 7 to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.

At March 31, 2011, we had outstanding $195.0 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. Refer to Note 6 to the Consolidated Financial Statements for more information on the Senior Notes.

In August 2010, we filed a “shelf” registration with the Securities and Exchange Commission, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.

In February 2011, we increased our quarterly dividend to $0.18 per share from $0.14 per share. At this current amount, our 2011 annualized dividend payments would be approximately $8.9 million.

In October 2006, the Board of Directors approved a share repurchase program whereby we may repurchase up to an aggregate amount of $100 million of our outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date and modified the authority to include the repurchase of our debt. During the third quarter of 2010, we exhausted the remaining repurchase authority under this program. On August 3, 2010, our Board of Directors approved a $50.0 million share and debt repurchase program expiring on December 31, 2011. During the first quarter of 2011, we repurchased 112,000 shares at an average cost, excluding commissions, of $60.39. As of March 31, 2011, we had $31.3 million of authority remaining under this program.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of March 31, 2011, the holding company had $217.2 million of cash and investments. In 2011, our insurance subsidiaries may pay the holding company up to $96.0 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2011, the subsidiaries paid $12.5 million of dividends to the holding company.

In August 2008, we entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At March 31, 2011, there were no borrowings outstanding under the Credit Agreement. We intend to renew this agreement prior to its expiration in August 2011.

Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.0 billion investment portfolio. Our insurance subsidiaries’ generated a positive cash flow of approximately $26.9 million and $21.7 million for the three months ended March 31, 2011 and 2010, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management believes that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.

Reinsurance

We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2010, the catastrophe reinsurance provided protection for losses up to $15 million in excess of $5 million for any single event. Effective April 1, 2011, we added an additional layer of catastrophe reinsurance that will cover 75% of $5 million of losses in excess of $20 million for any single event. Our excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides for protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.

Premium ceded under all reinsurance agreements for the three months ended March 31, 2011 and 2010 was $1.6 million and $1.3 million, respectively.

Investments

Our consolidated investment portfolio at March 31, 2011 contained approximately $1.2 billion in fixed maturity securities and $39.9 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2011, we had pre-tax net unrealized gains of $21.6 million on fixed maturities and pre-tax net unrealized gains of $13.7 million on equity securities. Combined, the pre-tax net unrealized gain declined by $1.5 million for the three months ended March 31, 2011.

Approximately 93.9% of our fixed maturity investments at March 31, 2011 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of our fixed maturity portfolio is 3.6 years at March 31, 2011.

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

Level 1 securities are U.S. Treasury securities, an exchange-traded fund and equity securities held in a rabbi trust. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities that nationally recognized statistical rating organizations do not rate.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at March 31, 2011 is as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value

U.S. government and agencies:
U.S. government	$162,042	$164,205	13.2%
Government-sponsored entities	39,279	39,813	3.2%

Total U.S. government and agencies	201,321	204,019	16.4%

State and municipal	386,158	390,623	31.4%

Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	234,171	236,547	19.0%
Commercial mortgage-backed securities	32,120	32,933	2.6%
Collateralized mortgage obligations:
PAC	20,325	20,805	1.7%
Sequentials	17,138	17,496	1.4%
Junior	654	551	0.0%
Accretion directed	190	190	0.0%
Whole loan	1,943	1,971	0.2%

Total CMO	40,251	41,012	3.3%

Asset-backed securities:
Auto loans	18,040	18,112	1.5%
Home equity	766	720	0.1%
Credit card receivables	28,918	29,001	2.3%

Total ABS	47,723	47,833	3.8%

Total mortgage-backed, CMOs and asset-backed	354,266	358,324	28.8%

Corporates
Investment grade	173,566	178,954	14.4%
Non-investment grade	67,640	72,666	5.8%

Total corporates	241,207	251,621	20.2%

Total fixed maturities	1,182,952	1,204,586	96.8%
Equity securities	26,196	39,899	3.2%

Total investment portfolio	$1,209,147	$1,244,485	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
U.S. government and agencies	$204,019	$0	$0	$0	$0	$204,019	16.9%
State and municipal	49,349	236,790	96,438	8,046	0	390,623	32.4%
Mortgage-backed, asset-backed and CMO	353,168	5,117	0	0	39	358,324	29.7%
Corporates	12,794	13,928	126,928	25,305	72,666	251,621	20.9%

Total fair value	$619,329	$255,835	$223,366	$33,350	$72,706	$1,204,586	100.0%

% of Total fair value	51.4%	21.2%	18.5%	2.8%	6.0%	100.0%

Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. We have only modest exposure to these types of investments. At March 31, 2011, our fixed maturity portfolio included four securities having a fair value of $1.0 million with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, three are rated AA or better. The remaining security has a fair value of less than $0.1 million and is rated B+.

The following table presents the credit rating and fair value of our residential mortgage backed securities at March 31, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
2006	$1,991	$0	$0	$0	$0	$1,991	0.8%
2007	8,865	0	0	0	0	8,865	3.7%
2008	40,429	0	0	0	0	40,429	17.1%
2009	55,386	0	0	0	0	55,386	23.4%
2010	93,269	0	0	0	0	93,269	39.4%
2011	36,606	0	0	0	0	36,606	15.5%

Total fair value	$236,547	$0	$0	$0	$0	$236,547	100.0%

% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

All of the $236.5 million of residential mortgage backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at March 31, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
2002	$4,662	$0	$0	$0	$0	$4,662	14.2%
2003	527	0	0	0	0	527	1.6%
2004	4,344	0	0	0	0	4,344	13.2%
2005	7,612	0	0	0	0	7,612	23.1%
2006	13,709	0	0	0	0	13,709	41.6%
2007	2,080	0	0	0	0	2,080	6.3%

Total fair value	$32,933	$0	$0	$0	$0	$32,933	100.0%

% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

None of the $32.9 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at March 31, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
1999	$0	$551	$0	$0	$0	$551	1.3%
2002	4,939	0	0	0	0	4,939	12.0%
2003	8,257	0	0	0	0	8,257	20.1%
2004	4,729	1,459	0	0	0	6,188	15.1%
2005	0	1,734	0	0	0	1,734	4.2%
2009	11,479	0	0	0	0	11,479	28.0%
2010	4,042	0	0	0	0	4,042	9.9%
2011	3,822	0	0	0	0	3,822	9.3%

Total fair value	$37,268	$3,744	$0	$0	$0	$41,012	100.0%

% of total fair value	90.9%	9.1%	0.0%	0.0%	0.0%	100.0%

Of the $41.0 million of collateralized mortgage obligations, $31.6 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at March 31, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
2001	$77	$0	$0	$0	$0	$77	0.2%
2003	5,788	0	0	0	0	5,788	12.1%
2004	4,980	0	0	0	39	5,019	10.5%
2007	3,833	0	0	0	0	3,833	8.0%
2008	5,365	0	0	0	0	5,365	11.2%
2009	10,882	547	0	0	0	11,429	23.9%
2010	2,545	825	0	0	0	3,371	7.0%
2011	12,950	0	0	0	0	12,950	27.1%

Total fair value	$46,421	$1,372	$0	$0	$39	$47,833	100.0%

% of total fair value	97.0%	2.9%	0.0%	0.0%	0.1%	100.0%

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

Our investment portfolio consists of $390.6 million of state and municipal bonds, of which $166.2 million are insured. Of the insured bonds, 47.4% are insured with MBIA, 30.4% with Assured Guaranty, 21.9% with AMBAC and 0.3% are insured with XL Capital. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at March 31, 2011:

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$7,476	4.5%	$41,873	18.7%	$49,349	12.6%
AA+, AA, AA-	92,163	55.5%	144,627	64.4%	$236,790	60.6%
A+, A, A-	58,513	35.2%	37,925	16.9%	$96,438	24.7%
BBB+, BBB, BBB-	8,046	4.8%	0	0.0%	$8,046	2.1%

Total	$166,198	100.0%	$224,425	100.0%	$390,623	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at March 31, 2011 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
TX	$16,316	$17,935	$4,409	$0	$0	$38,661	9.9%
NY	0	32,447	0	0	0	32,447	8.3%
GA	9,308	8,402	4,749	4,762	0	27,222	7.0%
FL	0	13,863	11,065	0	0	24,929	6.4%
WA	1,451	14,647	1,773	0	0	17,871	4.6%
PA	0	8,813	8,089	0	0	16,902	4.3%
MI	385	6,621	8,349	0	0	15,354	3.9%
IN	0	12,802	1,514	0	0	14,316	3.7%
CO	1,751	8,957	3,572	0	0	14,280	3.7%
TN	0	8,258	0	0	0	8,258	2.1%
All other states	20,137	104,046	52,918	3,284	0	180,385	46.2%

Total fair value	$49,349	$236,790	$96,438	$8,046	$0	$390,623	100.0%

% of total fair value	12.6%	60.6%	24.7%	2.1%	0.0%	100.0%

The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at March 31, 2011 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Fair Value	% of Total Exposure
TX	$4,298	$10,055	$24,307	$0	$38,661	9.9%
GA	7,549	2,239	17,434	0	27,222	7.0%
NY	0	5,856	26,590	0	32,447	8.3%
FL	3,536	0	15,751	5,641	24,929	6.4%
WA	6,180	565	11,125	0	17,871	4.6%
PA	2,081	2,567	12,254	0	16,902	4.3%
MI	0	4,961	10,394	0	15,354	3.9%
IN	0	0	14,316	0	14,316	3.7%
CO	0	1,408	9,421	3,450	14,280	3.7%
TN	0	5,608	2,649	0	8,258	2.1%
All other states	30,635	24,394	124,502	855	180,385	46.2%

Total fair value	$54,278	$57,653	$268,744	$9,947	$390,623	100.0%

% of total fair value	13.9%	14.8%	68.8%	2.5%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at March 31, 2011 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Fair Value	% of Total Exposure
TX	$11,388	$6,368	$4,426	$2,125	$24,307	9.0%
GA	8,488	5,158	1,759	2,029	17,434	6.5%
NY	6,678	0	7,821	12,091	26,590	9.9%
FL	12,511	0	0	3,240	15,751	5.9%
WA	0	7,902	0	3,224	11,125	4.1%
PA	8,089	0	4,165	0	12,254	4.6%
MI	0	0	0	10,394	10,394	3.9%
IN	1,975	0	9,029	3,312	14,316	5.3%
CO	2,202	0	7,219	0	9,421	3.5%
TN	0	0	2,649	0	2,649	1.0%
All other states	34,557	28,817	13,648	47,480	124,502	46.3%

Total fair value	$85,888	$48,244	$50,718	$83,894	$268,744	100.0%

% of total fair value	32.0%	18.0%	18.9%	31.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2011, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2010 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

Our chief executive officer and chief financial officer, with assistance from management, evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2011. Based on that evaluation, they concluded that the controls and procedures are effective. There has been no change in our internal controls during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

We have not become a party to any material legal proceedings nor have there been any material developments in our legal proceedings disclosed in our Form 10-K for the year ended December 31, 2010. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the form 10-K for the year ended December 31, 2010.

ITEM 1A

Risk Factors

There have been no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2010. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

January 1, 2011 – January 31, 2011	45,600	$61.63	45,600	$35,244,730

February 1, 2011 – February 28, 2011	34,400	$60.90	34,400	33,148,775

March 1, 2011 – March 31, 2011	32,000	$58.07	32,000	31,289,472

Total	112,000	$60.39	112,000	$31,289,472

(a)	Average price paid per share excludes commissions.
(b)	During the third quarter of 2010, we exhausted the remaining authority under our previous share and debt repurchase program. On August 3, 2010, our Board of Directors approved an additional $50.0 million share and debt repurchase program expiring on December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

Exhibit 31.2 -	Certification of the Chief Financial Officer under Exchange Act Rule 13-a-14(a).

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101 -	XBRL Instance Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 5, 2011		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)