Form 10-Q
period 2011-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2011-08-04
CIK 1195933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011 there were 12,223,561 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
Earned premium	$251,584	$225,590	11.5%	$490,565	$437,656	12.1%
Net investment income	10,619	11,583	(8.3)%	20,951	22,878	(8.4)%
Net realized gains (losses) on investments*	1,959	44	NM	4,882	(411)	NM
Other income	48	98	(51.0)%	100	121	(17.4)%

Total revenues	264,209	237,315	11.3%	516,498	460,244	12.2%

Costs and Expenses:
Losses and loss adjustment expenses	192,453	153,281	25.6%	371,410	299,923	23.8%
Commissions and other underwriting expenses	57,454	53,864	6.7%	112,566	102,018	10.3%
Interest expense	2,702	2,700	0.1%	5,403	5,401	0.0%
Corporate general and administrative expenses	2,186	2,225	(1.8)%	3,924	4,097	(4.2)%
Other expenses	379	1,815	(79.1)%	399	2,547	(84.3)%

Total costs and expenses	255,175	213,885	19.3%	493,702	413,986	19.3%

Earnings before income taxes	9,035	23,430	(61.4)%	22,795	46,258	(50.7)%
Provision for income taxes	1,423	7,152	(80.1)%	4,204	14,358	(70.7)%

Net Earnings	$7,611	$16,278	(53.2)%	$18,592	$31,900	(41.7)%

Earnings per Common Share:
Basic	$0.62	$1.25	(50.4)%	$1.51	$2.42	(37.6)%
Diluted	0.61	1.22	(50.0)%	1.48	2.37	(37.6)%

Average Number of Common Shares:
Basic	12,280	13,054	(5.9)%	12,312	13,186	(6.6)%
Diluted	12,541	13,347	(6.0)%	12,596	13,484	(6.6)%

Cash Dividends per Common Share	$0.18	$0.14	28.6%	$0.36	$0.28	28.6%

* Net realized gains before impairment losses	$2,181	$311	601.3%	$5,728	$1,389	312.4%

Total other-than-temporary impairment (OTTI) losses	(71)	(43)	65.1%	(1,679)	(142)	NM
Non-credit portion in other comprehensive income	0	0	0.0%	1,017	0	0.0%
OTTI losses reclassified from other comprehensive income	(151)	(224)	(32.6)%	(184)	(1,659)	(88.9)%

Net impairment losses recognized in earnings	(222)	(267)	(16.9)%	(846)	(1,800)	(53.0)%

Total net realized gains (losses) on investments	$1,959	$44	NM	$4,882	$(411)	NM

NM = Not meaningful

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,157,232 and $1,153,802)	$1,190,486	$1,177,718
Equity securities – at fair value (cost $24,299 and $29,333)	36,807	42,301

Total investments	$1,227,293	$1,220,019
Cash and cash equivalents	36,455	63,605
Accrued investment income	11,218	12,033
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $12,242 and $12,323	374,772	336,676
Property and equipment, net of accumulated depreciation of $42,006 and $43,731	38,280	25,132
Prepaid reinsurance premium	2,249	1,890
Recoverables from reinsurers (includes $160 and $289 on paid losses and LAE)	15,040	16,809
Deferred policy acquisition costs	90,514	79,398
Current and deferred income taxes	17,515	14,867
Receivable for securities sold	923	0
Other assets	10,060	6,653
Goodwill	75,275	75,275

Total assets	$1,899,594	$1,852,357

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$483,108	$477,833
Unearned premium	466,332	417,371
Payable to reinsurers	0	42
Long-term debt (fair value $210,280 and $199,132)	194,769	194,729
Commissions payable	21,292	18,960
Payable for securities purchased	1,901	419
Other liabilities	65,116	81,819

Total liabilities	$1,232,518	$1,191,173

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,255,089 and 21,167,947 shares issued)	$21,299	$21,228
Additional paid-in capital	352,816	349,742
Retained earnings	639,636	625,492
Accumulated other comprehensive income, net of tax	30,238	24,488
Treasury stock, at cost (9,002,019 and 8,698,962 shares)	(376,913)	(359,766)

Total shareholders’ equity	$667,076	$661,184

Total liabilities and shareholders’ equity	$1,899,594	$1,852,357

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160

Net earnings	$—	$—	$31,900	$—	$—	$31,900
Net change in postretirement benefit liability	—	—	—	(35)	—	(35)
Change in unrealized gain on investments	—	—	—	8,020	—	8,020
Change in non-credit component of impairment losses on fixed maturities	—	—	—	2,827	—	2,827

Comprehensive income						$42,713
Dividends paid to common shareholders	—	—	(3,687)	—	—	(3,687)
Shares issued and share-based compensation expense	79	2,658	—	—	—	2,736
Acquisition of treasury stock	—	—	—	—	(30,730)	(30,730)

Balance at June 30, 2010	$21,143	$346,689	$569,380	$30,313	$(338,332)	$629,192

Net earnings	$—	$—	$59,623	$—	$—	$59,623
Net change in postretirement benefit liability	—	—	—	(85)	—	(85)
Change in unrealized gain on investments	—	—	—	(7,149)	—	(7,149)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,410	—	1,410

Comprehensive income						$53,799
Dividends paid to common shareholders	—	—	(3,511)	—	—	(3,511)
Shares issued and share-based compensation expense	85	3,054	—	—	—	3,139
Acquisition of treasury stock	—	—	—	—	(21,434)	(21,434)

Balance at December 31, 2010	$21,228	$349,742	$625,492	$24,488	$(359,766)	$661,184

Net earnings	$—	$—	$18,592	$—	$—	$18,592
Net change in postretirement benefit liability	—	—	—	(21)	—	(21)
Change in unrealized gain on investments	—	—	—	5,256	—	5,256
Change in non-credit component of impairment losses on fixed maturities	—	—	—	515	—	515

Comprehensive income						$24,342
Dividends paid to common shareholders	—	—	(4,448)	—	—	(4,448)
Shares issued and share-based compensation expense	71	3,073	—	—	—	3,145
Acquisition of treasury stock	—	—	—	—	(17,146)	(17,146)

Balance at June 30, 2011	$21,299	$352,816	$639,636	$30,238	$(376,913)	$667,076

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2011	2010
Operating Activities:
Net earnings	$7,611	$16,278
Adjustments:
Depreciation	2,281	2,595
Amortization	1,757	1,430
Net realized gains on investments	(1,959)	(44)
Loss on disposal of property and equipment	1	3
Share-based compensation expense	776	1,371
Non-cash activity related to rabbi trust	3	0
Decrease in accrued investment income	177	366
Increase in agents’ balances and premium receivable	(5,428)	(6,294)
Decrease in reinsurance receivables	1,713	468
Increase in deferred policy acquisition costs	(2,251)	(2,386)
Increase in other assets	(10,071)	(12,419)
Increase (decrease) in unpaid losses and loss adjustment expenses	9,581	(2,958)
Increase in unearned premium	6,245	8,764
(Decrease) increase in other liabilities	(22,077)	20,429

Net cash (used in) provided by operating activities	(11,638)	27,603

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(53,251)	(97,534)
Property and equipment	(16,262)	(3,585)
Maturities and redemptions of fixed maturities	23,312	31,384
Sales of:
Fixed maturities	48,016	68,467
Equity securities	2,994	0

Net cash provided by (used in) investing activities	4,809	(1,268)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	278	56
Acquisition of treasury stock	(10,298)	(19,010)
Dividends paid to shareholders	(2,216)	(1,823)

Net cash used in financing activities	(12,236)	(20,777)

Net (decrease) increase in cash and cash equivalents	(19,066)	5,558
Cash and cash equivalents at beginning of period	55,521	57,589

Cash and cash equivalents at end of period	$36,455	$63,147

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net earnings	$18,592	$31,900
Adjustments:
Depreciation	4,826	5,274
Amortization	3,831	3,005
Net realized (gains) losses on investments	(4,882)	411
Loss on disposal of property and equipment	202	3
Share-based compensation expense	1,417	2,043
Non-cash activity related to rabbi trust	18	0
Decrease (increase) in accrued investment income	814	(616)
Increase in agents’ balances and premium receivable	(38,097)	(39,755)
Decrease (increase) in reinsurance receivables	1,411	(1,040)
Increase in deferred policy acquisition costs	(11,116)	(9,304)
Increase in other assets	(9,162)	(11,894)
Increase (decrease) in unpaid losses and loss adjustment expenses	5,276	(6,847)
Increase in unearned premium	48,961	51,954
Decrease in payable to reinsurers	(42)	(58)
(Decrease) increase in other liabilities	(14,480)	18,131

Net cash provided by operating activities	7,569	43,208

Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(195,863)	(193,049)
Property and equipment	(18,176)	(5,701)
Maturities and redemptions of fixed maturities	90,665	71,135
Sales of:
Fixed maturities	100,871	80,184
Equity securities	7,871	0

Net cash used in investing activities	(14,632)	(47,430)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	1,728	693
Acquisition of treasury stock	(17,367)	(29,338)
Dividends paid to shareholders	(4,448)	(3,687)

Net cash used in financing activities	(20,087)	(32,332)

Net decrease in cash and cash equivalents	(27,150)	(36,554)
Cash and cash equivalents at beginning of period	63,605	99,700

Cash and cash equivalents at end of period	$36,455	$63,147

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

INDEX TO NOTES

1. Reporting and Accounting Policies	6. Long-Term Debt

2. Share-Based Compensation	7. Income Taxes

3. Computation of Earnings Per Share	8. Additional Information

4. Fair Value	9. Insurance Reserves

5. Investments	10. Commitments and Contingencies

Note 1 Reporting and Accounting Policies

Nature of Operations

We are a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Although licensed to write insurance in all 50 states and the District of Columbia, we focus on select states that we believe offer the greatest opportunity for premium growth and profitability.

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

We have evaluated events that occurred after June 30, 2011 for recognition or disclosure in our financial statements and the notes to the financial statements.

Schedules may not foot due to rounding.

Estimates

We based certain accounts and balances within these financial statements upon our estimates and assumptions. The amount of reserves for claims not yet paid, for example, is an item that we can only record by estimation. Unrealized capital gains and losses on investments are subject to market fluctuations, and we use judgment in the determination of whether unrealized losses on certain securities are temporary or other-than-temporary. Should actual results differ significantly from these estimates, the effect on our results of operations could be material. The results of operations for the periods presented may not be indicative of our results for the entire year.

Reclassifications

We have reclassified certain amounts in the prior period, consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total shareholders’ equity, net cash flow or net earnings as previously reported.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

Restricted Stock Plan

We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 206,609 shares as of June 30, 2011. We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.

On July 31, 2007, our Compensation Committee (the “Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares of restricted stock vested in full on July 31, 2011. On August 2, 2011, the Committee approved the grant of an additional 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares will vest in full on August 2, 2014. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.

Non-employee Directors’ Stock Ownership Plan

In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 43,959 shares as of June 30, 2011. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June 2011, we issued 6,657 shares of our common stock, valued pursuant to the plan at $350,000, to our non-employee directors. In June 2010, we issued 7,672 shares of our common stock, valued pursuant to the plan at $350,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

Employee Stock Purchase Plan

We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the plan within one year, we preclude that employee from participating in the plan for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 44,780 as of June 30, 2011. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

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

Stock Option Plan

We amended our Stock Option Plan (“SOP”) to prohibit any future grant of stock options from the plan after May 20, 2008. We have granted no options since 2004. We generally granted options with an exercise price equal to the closing price of our stock at the date of grant and these options have a 10-year contractual life. All of the options under the SOP have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

As permitted by the Stock Compensation topic of the FASB Accounting Standards Codification, we used the modified Black-Scholes model with the assumptions noted below to estimate the value of employee stock options on the date of grant. Expected volatilities are based on historical volatilities of our stock. We selected the expected option life to be 7.5 years, which represents the midpoint between the last vesting date and the end of the contractual term. The risk-free interest rate for periods within the contractual life of the options is based on the yield on 10-year Treasury notes in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

We estimated the weighted-average grant date fair values of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants		2003 Grants
Weighted-average grant date fair value	$13.87		$5.97
Dividend yield	0.7%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.3%		4.0%
Expected life	7.5	years	7.5	years
Weighted-average grant exercise price	$33.56		$16.11
Outstanding as of June 30, 2011	79,050		114,458

The following table describes activity for our Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2010	238,758	$22.52
Granted	0	0
Exercised	(45,250)	$18.72
Forfeited	0	0

Outstanding at June 30, 2011	193,508	$23.41	2.05	$6.0

Vested as of June 30, 2011	193,508	$23.41	2.05	$6.0
Exercisable as of June 30, 2011	193,508	$23.41	2.05	$6.0

(a)	We calculated the intrinsic value for the stock options based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.

The Stock Compensation topic of the FASB Accounting Standards Codification requires the recognition of share-based compensation for the number of awards that we ultimately expect to vest. As of June 30, 2011, we used an estimated forfeiture rate of 0%. We will reassess estimated forfeitures in subsequent periods and may change this rate based on new facts and circumstances.

Cash received from option exercises for the six months ended June 30, 2011 and 2010 was approximately $0.8 million and $0.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $0.5 million and less than $0.1 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was approximately $1.8 million and $0.7 million, respectively.

We have a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The amount of total compensation cost, by plan, for share-based compensation arrangements was as follows (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2011		2010		2011		2010
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$199	$70	$199	$70	$398	$139	$398	$139
Directors’ Plan	350	123	350	123	350	123	350	123
ESPP	9	3	8	3	19	7	16	6
PSP	227	79	822	288	669	234	1,295	453

Total	$785	$275	$1,379	$484	$1,436	$503	$2,059	$721

Note 3 Computation of Earnings per Share

The following table illustrates the computation of our basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net earnings for basic and diluted earnings per share	$7,611	$16,278	$18,592	$31,900
Average basic shares outstanding	12,280	13,054	12,312	13,186

Basic earnings per share	$0.62	$1.25	$1.51	$2.42

Average basic shares outstanding	12,280	13,054	12,312	13,186
Restricted stock not yet vested	72	72	72	72
Dilutive effect of assumed option exercises	112	142	127	140
Dilutive effect of Performance Share Plan	77	78	84	85

Average diluted shares outstanding	12,541	13,347	12,596	13,484

Diluted earnings per share	$0.61	$1.22	$1.48	$2.37

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

The following table presents for each of the fair value hierarchy levels our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,455	$0	$0	$36,455
Fixed maturity securities:
U.S. government	150,012	557	4,572	155,142
Government-sponsored entities	0	30,231	0	30,231
State and municipal	0	390,109	2,186	392,296
Mortgage-backed securities:
Residential	0	244,896	1,767	246,664
Commercial	0	26,396	0	26,396

Total mortgage-backed securities	$0	$271,293	$1,767	$273,060
Collateralized mortgage obligations	0	37,194	589	37,783
Asset-backed securities	0	49,296	0	49,296
Corporates	0	242,132	10,545	252,677

Total fixed maturities	$150,012	$1,020,814	$19,660	$1,190,486
Equity securities	36,806	1	0	36,807

Total	$223,273	$1,020,815	$19,660	$1,263,748

Percentage of total	17.7%	80.8%	1.6%	100.0%

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category (in thousands):

	For the three months ended June 30, 2011
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	Total

Balance at beginning of period	$4,413	$0	$1,747	$741	$11,221	$18,123
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	0	(66)	(66)
Included in other comprehensive income	159	24	31	4	63	281
Purchases	0	2,162	0	0	0	2,162
Settlements	0	0	(11)	(156)	(673)	(841)

Balance at end of period	$4,572	$2,186	$1,767	$589	$10,545	$19,660

	For the six months ended June 30, 2011
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	Total

Balance at beginning of period	$4,950	$0	$0	$1,043	$21,482	$27,476
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(2)	(105)	(107)
Included in other comprehensive income	45	24	39	13	900	1,020
Purchases	0	2,162	0	0	0	2,162
Settlements	(423)	0	(19)	(466)	(1,055)	(1,962)
Transfers in	0	0	1,747	0	0	1,747
Transfers out	0	0	0	0	(10,677)	(10,677)

Balance at end of period	$4,572	$2,186	$1,767	$589	$10,545	$19,660

Of the $19.7 million fair value of securities in Level 3, which consists of 16 securities, we priced 14 based on non-binding broker quotes. We manually calculated the price of the remaining securities, which have a combined fair value of $1.2 million, based on expected principal repayments from Bloomberg, the zero spot Treasury curve at June 30, 2011 and the average spreads to Treasury for the type and rating of the security being priced.

There were no transfers between Levels 1, 2 and 3 during the three months ended June 30, 2011. We transferred approximately $10.7 million of securities in Level 3 at December 31, 2010 to Level 2 during the six months ended June 30, 2011 because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $1.7 million of securities into Level 3 from Level 2 during the six months ended June 30, 2011 because we could not obtain a price from a third party nationally recognized pricing service. There were no transfers between Levels 1 and 2 during the six months ended June 30, 2011.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$36,455	$36,455	$63,605	$63,605
Available-for-sale securities
Fixed maturities	1,190,486	1,190,486	1,177,718	1,177,718
Equity securities	36,807	36,807	42,301	42,301

Total cash and investments	$1,263,748	$1,263,748	$1,283,624	$1,283,624

Liabilities:
Long-term debt	$194,769	$210,280	$194,729	$199,132

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments

We consider all fixed maturity and equity securities available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2011 were $51.0 million and $108.7 million, respectively. These proceeds are net of $0.9 million of receivable for securities sold during the second quarter of 2011 that had not settled at June 30, 2011. The proceeds from sales of securities for the three and six months ended June 30, 2010 were $68.5 million and $80.2 million, respectively. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of our investment portfolio follows (in thousands):

	June 30, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$151,975	$3,200	$(34)	$0	$155,142
Government-sponsored entities	29,537	706	(11)	0	30,231
State and municipal	381,358	11,835	(817)	(80)	392,296
Mortgage-backed securities:
Residential	241,135	6,279	(220)	(531)	246,664
Commercial	25,710	867	(181)	0	26,396

Total mortgage-backed securities	$266,845	$7,146	$(401)	$(531)	$273,060
Collateralized mortgage obligations	36,846	1,039	(2)	(100)	37,783
Asset-backed securities	48,904	457	(65)	0	49,296
Corporates	241,766	11,083	(172)	0	252,677

Total fixed maturities	$1,157,232	$35,466	$(1,501)	$(711)	$1,190,486
Equity securities	24,299	12,510	(2)	0	36,807

Total	$1,181,531	$47,976	$(1,503)	$(711)	$1,227,293

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$167,729	$2,897	$(340)	$0	$170,286
Government-sponsored entities	40,025	1,231	(104)	0	41,152
State and municipal	392,057	8,395	(3,170)	(287)	396,995
Mortgage-backed securities:
Residential	195,003	4,561	(1,533)	(416)	197,615
Commercial	34,095	1,083	(107)	0	35,070

Total mortgage-backed securities	$229,098	$5,644	$(1,640)	$(416)	$232,685
Collateralized mortgage obligations	41,530	1,011	(30)	(112)	42,398
Asset-backed securities	27,286	266	(64)	(1)	27,486
Corporates	256,079	11,080	(442)	0	266,717

Total fixed maturities	$1,153,802	$30,523	$(5,790)	$(817)	$1,177,718
Equity securities	29,333	12,987	(20)	0	42,301

Total	$1,183,135	$43,510	$(5,810)	$(817)	$1,220,019

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
June 30, 2011
Fixed maturities:
U.S. government	3	$12,243	$(34)	0.3%	0	$0	$0	0.0%
Government-sponsored entities	3	9,532	(11)	0.1%	0	0	0	0.0%
State and municipal	29	57,210	(887)	1.5%	1	759	(11)	1.5%
Mortgage-backed securities:
Residential	13	58,274	(751)	1.3%	0	0	0	0.0%
Commercial	7	8,880	(180)	2.0%	1	50	0	0.7%

Total mortgage-backed securities	20	$67,154	$(931)	1.4%	1	$50	$0	0.7%
Collateralized mortgage obligations	2	1,334	(2)	0.1%	2	589	(100)	14.5%
Asset-backed securities	5	7,382	(21)	0.3%	1	390	(44)	10.1%
Corporates	18	17,348	(172)	1.0%	0	0	0	0.0%

Total fixed maturities	80	$172,205	$(2,057)	1.2%	5	$1,787	$(155)	8.0%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	80	$172,205	$(2,057)	1.2%	5	$1,787	$(155)	8.0%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2010
Fixed maturities:
U.S. government	5	$13,700	$(340)	2.4%	0	$0	$0	0.0%
Government-sponsored entities	3	4,442	(104)	2.3%	0	0	0	0.0%
State and municipal	65	125,781	(3,457)	2.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	15	73,059	(1,949)	2.6%	0	0	0	0.0%
Commercial	6	9,846	(99)	1.0%	3	343	(8)	2.3%

Total mortgage-backed securities	21	$82,904	$(2,048)	2.4%	3	$343	$(8)	2.3%
Collateralized mortgage obligations	3	4,433	(30)	0.7%	2	1,043	(112)	9.7%
Asset-backed securities	2	1,487	(15)	1.0%	2	455	(50)	9.9%
Corporates	22	29,475	(442)	1.5%	0	0	0	0.0%

Total fixed maturities	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%
Equity securities	0	0	0	0.0%	0	0	0	0.0%

Total	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%

The table above excludes unrealized losses on equities invested in a rabbi trust of $2,000 and $20,000 at June 30, 2011 and December 31, 2010, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Gross unrealized losses at June 30, 2011 were attributable to a general rise in interest rates.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors we considered and resources we used include:

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

We regularly evaluate for potential impairment each security position that has any of the following: a fair value of less than 95% of its book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, we review positions held related to an issuer of a previously impaired security.

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	June 30, 2011	December 31, 2010
Number of positions held with unrealized:
Gains	543	466
Losses	85	128

Number of positions held that individually exceed unrealized:
Gains of $500,000	4	4
Losses of $500,000	0	0

Percentage of positions held with unrealized:
Gains that were investment grade	82%	75%
Losses that were investment grade	85%	91%

Percentage of fair value held with unrealized:
Gains that were investment grade	91%	89%
Losses that were investment grade	97%	98%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at June 30, 2011 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%
Less than or equal to:
Three months	$48,357	$(186)	$(186)	$0	$0
Six months	4,549	(39)	(39)	0	0
Nine months	104,440	(1,597)	(1,555)	(41)	0
Twelve months	14,860	(236)	(236)	0	0
Greater than twelve months	1,787	(155)	(12)	0	(143)

Total	$173,992	$(2,212)	$(2,027)	$(41)	$(143)

*	As a percentage of amortized cost or cost.

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Six months ended June 30, 2011
Unrealized holding gains (losses) on securities arising during the period	$11,472	$2,288	$(4,816)	$8,944
Realized (gains) losses on securities sold	(2,980)	(2,748)	2,005	(3,723)
Impairment loss recognized in earnings	846	0	(296)	550

Change in unrealized gains (losses) on marketable securities, net	$9,338	$(459)	$(3,107)	$5,771

Six months ended June 30, 2010
Unrealized holding gains (losses) on securities arising during the period	$18,943	$(2,666)	$(5,697)	$10,580
Realized (gains) losses on securities sold	(1,389)	0	486	(903)
Impairment loss recognized in earnings	1,796	4	(630)	1,170

Change in unrealized gains (losses) on marketable securities, net	$19,350	$(2,661)	$(5,841)	$10,848

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery to amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, we treat the entire amount of the impairment as a credit loss.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

Balance at December 31, 2010	$1,828
Additions for:
Previously impaired securities	36
Newly impaired securities	692
Reductions for:
Securities sold and pay downs	(446)

Balance at June 30, 2011	$2,109

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2011, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$95,662	$10	$0	$95,672	$94,560
After one year through five years	386,030	37,850	197	424,077	$409,651
After five years through ten years	207,020	35,635	185	242,840	$233,438
After ten years	44,161	23,598	0	67,758	$66,988
Mortgage-backed, asset-backed and collateralized mortgage obligations	283,239	76,900	0	360,139	$352,595

	$1,016,111	$173,992	$382	$1,190,486	$1,157,232

Note 6 Long-Term Debt

In February 2004, we issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time we issued the notes, we capitalized $2.1 million of debt issuance costs, which we are amortizing over the term of the Senior Notes. During 2009, we repurchased $5.0 million of our debt, bringing the outstanding principal to $195.0 million. We calculated the June 30, 2011 fair value of $210.3 million using a 162 basis point spread to the three-year U.S. Treasury Note of 0.797%.

In August 2008, we entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At June 30, 2011, there were no borrowings outstanding under the Credit Agreement. We intend to renew this agreement prior to its expiration on August 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Income Taxes

The provision for income taxes for the three and six months ended June 30, 2011 was $1.4 million and $4.2 million, respectively, compared to $7.2 million and $14.4 million, respectively, for the same periods of 2010. The following table reconciles our income taxes at statutory rates to our effective provision for income taxes (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Earnings before income taxes	$9,035	$23,430	$22,795	$46,258

Income taxes at statutory rates	3,162	8,201	7,978	16,190
Effect of:
Dividends-received deduction	(32)	(39)	(67)	(74)
Tax-exempt interest	(885)	(891)	(1,760)	(1,773)
Adjustment to valuation allowance	(810)	(135)	(1,944)	(23)
Other	(12)	16	(3)	37

Provision for income taxes	$1,423	$7,152	$4,204	$14,358

GAAP effective tax rate	15.8%	30.5%	18.4%	31.0%

During the first six months of 2011, we decreased our tax valuation allowance by approximately $1.9 million. This adjustment is due to both a decrease in the reserve for other-than-temporary impaired securities and utilization of our capital loss carryforward.

Note 8 Additional Information

Supplemental Cash Flow Information

We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Income tax payments	$9,203	$16,100	$9,203	$21,600
Interest payments on debt	0	0	5,363	5,363

Negative Cash Book Balances

Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $8.8 million and $27.7 million, respectively, at June 30, 2011 and December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves

Insurance reserves include liabilities for unpaid losses, both known and estimated, for incurred but not reported (“IBNR”) and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance at Beginning of Period
Unpaid losses on known claims	$181,980	$168,918	$180,334	$164,134
IBNR losses	158,956	185,538	164,140	193,790
LAE	132,592	150,769	133,359	151,191

Total unpaid losses and LAE	473,527	505,225	477,833	509,114
Reinsurance recoverables	(16,115)	(18,735)	(16,521)	(17,715)

Unpaid losses and LAE, net of reinsurance recoverables	457,413	486,491	461,312	491,399

Current Activity
Loss and LAE incurred:
Current accident year	189,007	173,557	371,387	336,889
Prior accident years	3,446	(20,276)	23	(36,965)

Total loss and LAE incurred	192,453	153,281	371,410	299,923

Loss and LAE payments:
Current accident year	(110,874)	(96,894)	(169,927)	(147,900)
Prior accident years	(70,764)	(59,184)	(194,567)	(159,729)

Total loss and LAE payments	(181,637)	(156,078)	(364,494)	(307,629)

Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	468,228	483,693	468,228	483,693
Add back reinsurance recoverables	14,880	18,574	14,880	18,574

Total unpaid losses and LAE	$483,108	$502,267	$483,108	$502,267

Unpaid losses on known claims	$188,189	$170,692	$188,189	$170,692
IBNR losses	160,992	185,553	160,992	185,553
LAE	133,928	146,022	133,928	146,022

Total unpaid losses and LAE	$483,108	$502,267	$483,108	$502,267

Increases in severities on both bodily injury coverage in several of our Focus States as well as personal injury protection coverage in Florida, both related to accident year 2010, were the primary source of the $3.4 million of unfavorable development during the three and six months ended June 30, 2011.

Bodily injury and collision coverages in the states of Arizona, California, Connecticut, Florida and Georgia related to accident years 2009, 2008 and 2007 were the primary source of the $37.0 million of favorable reserve development during the six months ended June 30, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Commitments and Contingencies

Commitments

In June 2011, we used current funds to complete the $16.1 million purchase of the 111,602 square foot Liberty Park facility that we formerly leased in Birmingham. The future reductions in operating lease obligations resulting from this purchase are as follows:

Reduction in Operating Leases
2011	$749
2012-2013	3,571
2014-2015	3,851
2016 and after	4,515

Total	$12,686

There have been no other material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2010. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies, in the Form 10-K for the year ended December 31, 2010.

Contingencies

There have been no material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2010. For a description of our previously reported contingencies, refer to Note 14 Commitments and Contingencies, in the Form 10-K for the year ended December 31, 2010.

Note 11 Subsequent Events

On August 2, 2011, our Board of Directors increased the authority under our current share and debt repurchase plan by $50.0 million and extended the date to execute the program to December 31, 2012 from December 31, 2011.

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

OVERVIEW

We continued to generate strong premium growth in the second quarter of 2011. This quarter marks the seventh consecutive quarter that we have experienced growth in written premiums. This increase is a result of marketing efforts intended to expand our presence in our target markets, including the appointment of new agents in the Urban Zones and increased advertising. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.

Net earnings and diluted earnings per share for the three months ended June 30, 2011 were $7.6 million and $0.61, respectively, compared to $16.3 million and $1.22, respectively, for the three months ended June 30, 2010. Net earnings and diluted earnings per share for the six months ended June 30, 2011 were $18.6 million and $1.48, respectively, compared to $31.9 million and $2.37, respectively, for the six months ended June 30, 2010. The decrease in diluted earnings per share for the three months and six months ended June 30, 2011 is primarily due to unfavorable development in 2011 versus favorable development in 2010.

We had net realized gains on investments of $2.0 million and less than $0.1 million for the three months ended June 30, 2011 and 2010, respectively. We had a net realized gain on investments of $4.9 million for the first six months of 2011, compared to a net realized loss of $0.4 million for the same period of 2010. Included in the net realized gain for the second quarter of 2011 is $0.2 million of other-than-temporary impairments on fixed income securities compared with $0.3 million of impairments during the second quarter of 2010. Included in the net realized gain for the first six months of 2011 is $0.8 million of other-than-temporary impairments on fixed income securities compared with $1.8 million of impairments during the first six months of 2010.

Included in net earnings for the three and six months ended June 30, 2011 were $2.2 million ($3.4 million pre-tax) and $15,000 ($23,000 pre-tax), respectively, of unfavorable development on prior accident period loss and LAE reserves. This compares to $13.2 million ($20.3 million pre-tax) and $24.0 million ($37.0 million pre-tax), respectively, of favorable development for the three and six months ended June 30, 2010. The following table displays combined ratio results by accident year developed through June 30, 2011.

	Accident Year Combined Ratio Developed Through				Prior Accident Year Favorable / (Unfavorable) Development		($in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Dec. 2009	Dec. 2010	Mar. 2011	June 2011	Q2 2011	YTD 2011	Q2 2011	YTD 2011
Prior							$(1.3)	$0.1
2004	85.4%	85.0%	85.0%	85.0%	0.0%	0.1%	0.1	0.6
2005	88.6%	88.1%	88.0%	88.0%	0.0%	0.1%	0.2	1.0
2006	91.3%	90.6%	90.5%	90.5%	0.0%	0.2%	0.2	1.4
2007	94.0%	92.8%	92.7%	92.6%	0.1%	0.2%	1.5	2.4
2008	94.1%	92.1%	92.0%	91.8%	0.2%	0.3%	1.4	2.9
2009	96.2%	93.0%	93.0%	93.0%	0.0%	0.0%	(0.1)	(0.3)
2010		97.7%	98.0%	98.6%	-0.6%	-0.9%	(5.3)	(8.1)
2011 YTD			99.4%	98.7%

							$(3.4)	$(0.0)

Recent accident years are less developed than prior years and must be interpreted with caution. However, the upward trend in the 2010 and 2011 accident year combined ratios reflects an increase in new business during 2010 and 2011. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios.

Increases in severities on both bodily injury coverage in several of our Focus States as well as personal injury protection coverage in Florida, both related to accident year 2010, were the primary source of the $3.4 million of unfavorable development during the three months ended June 30, 2011. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.

Our book value per share increased 2.7% from $53.03 at December 31, 2010 to $54.44 at June 30, 2011. This increase was primarily due to earnings, net of shareholder dividends, for the six months ended June 30, 2011. Annualized return on equity for the three and six months ended June 30, 2011 was 3.3% and 4.1%, respectively, compared with 10.4% and 10.2% for the three and six months ended June 30, 2010.

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

We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas (“Urban Zones”) identified within selected Focus States that we believe offer the greatest opportunity for premium growth and profitability.

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

We continually evaluate our market opportunities; thus, the Focus States, Urban Zones, Maintenance States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change. In the tables below, we have restated 2010 premium, policies in force and combined ratios to be consistent with the 2011 definition of Urban Zones, Focus States, Maintenance States and Other States.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended June 30,
	2011	2010	Change	% Change

Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$205,944	$184,955	$20,989	11.3%
Non-urban Zones	27,859	26,478	1,382	5.2%

Total Focus States	233,804	211,433	22,371	10.6%
Maintenance States	3,961	4,055	(94)	(2.3)%
Other States	1,837	2,158	(322)	(14.9)%

Total Personal Auto	239,602	217,646	21,956	10.1%
Commercial Vehicle	16,491	14,918	1,573	10.5%
Classic Collector	3,287	3,050	238	7.8%

Total gross written premium	259,380	235,614	23,766	10.1%
Ceded reinsurance	(1,656)	(1,378)	(278)	20.2%

Net written premium	257,724	234,236	23,488	10.0%
Change in unearned premium	(6,141)	(8,646)	2,506	(29.0)%

Net earned premium	$251,584	$225,590	$25,994	11.5%

	Six months ended June 30,
	2011	2010	Change	% Change

Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$432,172	$385,859	$46,313	12.0%
Non-urban Zones	60,153	57,423	2,730	4.8%

Total Focus States	492,325	443,282	49,043	11.1%
Maintenance States	8,479	8,693	(214)	(2.5)%
Other States	3,906	4,754	(848)	(17.8)%

Total Personal Auto	504,709	456,729	47,980	10.5%
Commercial Vehicle	32,340	30,217	2,123	7.0%
Classic Collector	5,446	5,114	332	6.5%

Total gross written premium	542,495	492,060	50,436	10.2%
Ceded reinsurance	(3,235)	(2,640)	(594)	22.5%

Net written premium	539,261	489,419	49,842	10.2%
Change in unearned premium	(48,696)	(51,763)	3,068	(5.9)%

Net earned premium	$490,565	$437,656	$52,909	12.1%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At June 30,

	2011	2010	Change	% Change

Policies in Force
Personal Auto
Focus States
Urban Zones	701,721	647,582	54,139	8.4%
Non-urban Zones	86,999	82,597	4,402	5.3%

Total Focus States	788,720	730,179	58,541	8.0%
Maintenance States	15,171	15,358	(187)	(1.2)%
Other States	4,528	6,227	(1,699)	(27.3)%

Total Personal Auto	808,419	751,764	56,655	7.5%
Commercial Vehicle	34,295	31,472	2,823	9.0%
Classic Collector	34,841	34,194	647	1.9%

Total policies in force	877,555	817,430	60,125	7.4%

Gross written premium grew 10.1% and 10.2% during the second quarter and first six months of 2011, respectively, compared with the same periods of 2010. During the first six months of 2011, Infinity implemented 12 rate revisions in various states with an overall rate increase of 1.7%. Policies in force at June 30, 2011 increased 7.4% compared with the same period in 2010. Gross written premium grew more than policies in force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with coverage that is more restricted.

During the second quarter and first six months of 2011, personal auto insurance gross written premium in Infinity’s Focus States grew 10.6% and 11.1%, respectively, when compared with the same periods of 2010. The increase in gross written premium is the result of significant growth in all Focus States excluding Illinois and Nevada.

•

Arizona gross written premium grew 31.5% and 7.6% during the second quarter and first six months of 2011, respectively. This growth is primarily a result of recent rate decreases and agency promotions in the state.

•

California gross written premium grew 10.6% and 12.6% during the second quarter and first six months of 2011, respectively. Increased agency incentives, coupled with rate actions taken by competitors, have stimulated growth in the state.

•

Florida gross written premium grew 8.2% and 2.6% during the second quarter and first six months of 2011, respectively. This growth is primarily a result of agency promotions and competitor rate increases.

•

Georgia gross written premium grew 19.8% and 20.5% during the second quarter and first six months of 2011, respectively. This growth is primarily a result of recent rate decreases coupled with agency promotions and competitor rate increases.

•

Pennsylvania gross written premium decreased 1.8% during the second quarter of 2011 but increased 7.4% during the first six months. The growth during the first six months is primarily a result of new agency appointments and growth in the Premier product. Growth began to slow in the second quarter because of competitor rate decreases.

•

Texas gross written premium grew 18.5% and 27.6% during the second quarter and first six months of 2011, respectively. The growth in premium in Texas primarily relates to a shift in business mix to the Premier product, which we introduced in late 2009 in this state.

Gross written premium in the Maintenance States declined 2.3% and 2.5% during the second quarter and first six months of 2011, respectively, due to declines in Colorado and South Carolina.

Our Commercial Vehicle gross written premium grew 10.5% and 7.0% during the second quarter and first six months of 2011, respectively. This growth is primarily due to growth in California resulting from the appointment of new agents.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Profitability

A key operating performance measure of insurance companies is underwriting profitability, as opposed to overall profitability or net earnings. We measure underwriting profitability by the combined ratio. When the combined ratio is under 100%, we consider underwriting results profitable; when the ratio is over 100%, we consider underwriting results unprofitable. The combined ratio does not reflect investment income, other income, interest expense, corporate general and administrative expenses, other expenses or federal income taxes.

While we report financial results in accordance with GAAP for shareholder and other users’ purposes, we report it on a statutory basis for insurance regulatory purposes. We evaluate underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned; on a statutory basis these items are expensed as incurred. We capitalize costs for computer software developed or obtained for internal use under GAAP and amortize the costs over the software’s useful life, rather than expense them as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

The following table presents the statutory and GAAP combined ratios:

	Three months ended June 30,
	2011			2010			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio

Personal Auto:
Focus States:
Urban Zones	76.0%	21.3%	97.3%	67.6%	22.0%	89.6%	8.4%	(0.6)%	7.8%
Non-urban Zones	79.2%	20.7%	99.9%	74.1%	23.6%	97.8%	5.0%	(2.9)%	2.1%

Total Focus States	76.4%	21.3%	97.7%	68.4%	22.2%	90.6%	8.0%	(0.9)%	7.1%
Maintenance States	79.0%	27.5%	106.5%	65.8%	25.4%	91.2%	13.2%	2.0%	15.3%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	76.4%	21.4%	97.8%	67.9%	22.2%	90.1%	8.5%	(0.8)%	7.6%

Commercial Vehicle	75.6%	18.3%	93.9%	83.3%	19.3%	102.6%	(7.7)%	(1.0)%	(8.8)%
Classic Collector	69.6%	36.8%	106.4%	46.3%	36.2%	82.6%	23.3%	0.6%	23.8%

Total statutory ratios	76.6%	21.1%	97.7%	67.9%	22.5%	90.4%	8.7%	(1.5)%	7.2%

Total statutory ratios excluding development	75.2%	21.1%	96.3%	76.9%	22.5%	99.4%	(1.7)%	(1.5)%	(3.1)%
GAAP ratios	76.5%	22.8%	99.3%	67.9%	23.9%	91.8%	8.6%	(1.0)%	7.5%
GAAP ratios excluding development	75.1%	22.8%	98.0%	76.9%	23.9%	100.8%	(1.8)%	(1.0)%	(2.8)%

NM: not meaningful due to the low premium.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30,
	2011			2010			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio

Personal Auto:
Focus States:
Urban Zones	75.7%	21.5%	97.2%	68.3%	21.2%	89.5%	7.5%	0.3%	7.8%
Non-urban Zones	78.7%	20.2%	99.0%	75.2%	21.6%	96.8%	3.5%	(1.3)%	2.2%

Total Focus States	76.1%	21.3%	97.5%	69.1%	21.2%	90.4%	7.0%	0.1%	7.1%
Maintenance States	81.9%	27.6%	109.5%	70.3%	27.4%	97.7%	11.6%	0.2%	11.8%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM

Subtotal	76.2%	21.4%	97.7%	68.6%	21.4%	89.9%	7.7%	0.0%	7.7%

Commercial Vehicle	71.5%	18.3%	89.8%	79.7%	19.6%	99.3%	(8.2)%	(1.3)%	(9.5)%
Classic Collector	66.2%	40.0%	106.2%	39.5%	39.9%	79.4%	26.7%	0.1%	26.8%

Total statutory ratios	75.8%	21.2%	97.0%	68.5%	21.6%	90.1%	7.2%	(0.4)%	6.8%

Total statutory ratios excluding development	75.8%	21.2%	97.0%	77.0%	21.6%	98.6%	(1.2)%	(0.4)%	(1.6)%
GAAP ratios	75.7%	22.9%	98.7%	68.5%	23.3%	91.8%	7.2%	(0.4)%	6.8%
GAAP ratios excluding development	75.7%	22.9%	98.7%	77.0%	23.3%	100.3%	(1.3)%	(0.4)%	(1.6)%

NM: not meaningful due to the low premium.

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three and six months ended June 30, 2011 deteriorated by 7.2 points and 6.8 points, respectively, from the same periods of 2010. The second quarter and first six months of 2011 included $3.4 million and less than $0.1 million, respectively, of unfavorable development on prior year loss and LAE reserves compared to $20.3 million and $37.0 million of favorable development for the same periods of 2010. Increases in severities on both bodily injury coverage in several of our Focus States as well as personal injury protection coverage in Florida, both related to accident year 2010, were the primary source of the unfavorable development during the three months ended June 30, 2011. Excluding the effect of development from all periods, the statutory combined ratio improved by 3.1 points and 1.6 points, respectively, for the three and six months ended June 30, 2011 compared to the same periods of 2010. The GAAP combined ratio for the three and six months ended June 30, 2011 deteriorated by 7.5 points and 6.8 points, respectively, from the same periods of 2010. Excluding the effect of development, the GAAP combined ratio improved by 2.8 points and 1.6 points, respectively, for the three and six months ended June 30, 2011 compared to the same periods of 2010. We expect the GAAP combined ratio, excluding redundancy releases, to be between 98.0% and 99.0% for the full year 2011.

Losses from catastrophes were $2.0 million for both the three and six months ended June 30, 2011, respectively, compared to $0.3 million and $0.5 million for the same periods of 2010.

The combined ratio in the Focus States deteriorated by 7.1 points for each of the three and six months ended June 30, 2011, primarily due to increases in the loss and LAE ratios in Arizona, California, Georgia, and Texas. These increases were a result of a decline in favorable development coupled with higher loss and LAE ratios on new business.

The combined ratio in the Maintenance States increased 15.3 points and 11.8 points, respectively, during the second quarter and first six months of 2011 when compared to the same periods of 2010, primarily due to increases in the loss and LAE ratios in Alabama, Colorado and Tennessee. We experienced $0.7 million in catastrophe losses during the year in these states.

The combined ratio for the Commercial Vehicle product decreased by 8.8 points and 9.5 points, respectively, during the second quarter and first six months of 2011. We incurred several large losses in this product during the first six months of 2010. We have tightened underwriting standards in this product in an effort to improve underperforming business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The loss and LAE ratio for the Classic Collector product increased by 23.8 points and 26.8 points, respectively, during the second quarter and first six months of 2011 because of several large losses during the year.

Net Investment Income

Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$10,958	$11,889	$21,648	$23,536
Dividends on equity securities	153	188	318	353

Gross investment income	$11,112	$12,077	$21,967	$23,889
Investment expenses	(493)	(494)	(1,016)	(1,011)

Net investment income	$10,619	$11,583	$20,951	$22,878

Average investment balance, at cost	$1,232,273	$1,234,643	$1,236,192	$1,240,915
Annualized returns excluding realized gains and losses	3.4%	3.8%	3.4%	3.7%

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months and six months ended June 30, 2011 declined compared to the same periods in 2010 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.

We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)

Fixed maturities	$(222)	$1,118	$896	$(263)	$311	$48
Equities	0	1,063	1,063	(4)	0	(4)

Total	$(222)	$2,181	$1,959	$(267)	$311	$44

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)

Fixed maturities	$(846)	$2,980	$2,134	$(1,796)	$1,389	$(407)
Equities	0	2,748	2,748	(4)	0	(4)

Total	$(846)	$5,728	$4,882	$(1,800)	$1,389	$(411)

For our securities held with unrealized losses, we believe, based on our analysis, that (i) we will recover our cost basis in these securities and (ii) we do not intend to sell the securities nor is it more likely than not that there will be a requirement to sell the securities before they recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to predict accurately if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The Senior Notes accrue interest at an effective yield of 5.55%. Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes. We recognized $2.7 million and $5.4 million, respectively, of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three and six months ended June 30, 2011 compared to $2.7 million and $5.4 million, respectively, for the same periods of 2010.

Other Expenses

Other expenses for the three months ended June 30, 2011 were $0.4 million compared to $1.8 million for the corresponding period of 2010. Other expenses for the six months ended June 30, 2011 were $0.4 million compared to $2.5 million for the same period of 2010. These declines are primarily due to $1.3 million and $2.0 million declines in sublease losses for the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010.

Income Taxes

Our GAAP effective tax rate for the three and six months ended June 30, 2011 was 15.8% and 18.4%, respectively, compared to 30.5% and 31.0% for the same periods of 2010. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.

Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of June 30, 2011, the holding company had $202.2 million of cash and investments. In 2011, our insurance subsidiaries may pay us up to $96.0 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2011, the subsidiaries paid $12.5 million of dividends to the holding company.

Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.1 billion investment portfolio. Our insurance subsidiaries generated a negative cash flow from operations of $8.2 million during the second quarter of 2011 but a positive operating cash flow of $18.7 million for the six months ended June 30, 2011 compared to positive operating cash flows of $24.6 million and $46.3 million for the three and six-month periods ended June 30, 2010, respectively. The negative cash flow from operations for the second quarter of 2011 was primarily due to a $27.1 million decline in the insurance subsidiaries’ negative cash book balances, which are presented as liabilities on their balance sheets. We transferred funds from both the holding company and insurance subsidiaries’ short-term investment accounts to their relationship banking accounts as well as increased our working capital during the quarter, which drove the decline in negative cash book balances.

At June 30, 2011, we had outstanding $195.0 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. Refer to Note 6 to the Consolidated Financial Statements for more information on the Senior Notes.

In August 2008, we entered into an agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At June 30, 2011, there were no borrowings outstanding under the Credit Agreement. We intend to renew this agreement prior to its expiration on August 31, 2011.

In August 2010, we filed a “shelf” registration with the Securities and Exchange Commission, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.

In February 2011, we increased our quarterly dividend to $0.18 per share from $0.14 per share. At this current amount, our 2011 annualized dividend payments would be approximately $8.8 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In October 2006, the Board of Directors approved a share repurchase program whereby we may repurchase up to an aggregate amount of $100 million of our outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date and modified the authority to include the repurchase of our debt. During the third quarter of 2010, we exhausted the remaining repurchase authority under this program. On August 3, 2010, our Board of Directors approved an additional $50.0 million share and debt repurchase program expiring on December 31, 2011. During the first quarter of 2011, we repurchased 112,000 shares at an average cost, excluding commissions, of $60.39. During the second quarter of 2011, we repurchased 175,700 shares at an average cost, excluding commissions, of $53.74. As of June 30, 2011, we had $21.8 million of authority remaining under this program. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012.

In June 2011, we used current funds to complete the $16.1 million purchase of the 111,602 square foot Liberty Park facility that we formerly leased in Birmingham.

We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.

Reinsurance

We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2010, the catastrophe reinsurance provided protection for losses up to $15 million in excess of $5 million for any single event. Effective April 1, 2011, we added an additional layer of catastrophe reinsurance that will cover 75% of $5 million of losses in excess of $20 million for any single event. Our excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.

Premium ceded under all reinsurance agreements for the three months ended June 30, 2011 and 2010 were $1.7 million and $1.4 million, respectively. Premium ceded under these agreements for the six months ended June 30, 2011 and 2010 were $3.2 million and $2.6 million, respectively.

Investments

Our consolidated investment portfolio at June 30, 2011 contained approximately $1.2 billion in fixed maturity securities and $36.8 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At June 30, 2011, we had pre-tax net unrealized gains of $33.3 million on fixed maturities and pre-tax net unrealized gains of $12.5 million on equity securities. Combined, the pre-tax net unrealized gain increased by $8.9 million for the six months ended June 30, 2011.

Approximately 94.2% of our fixed maturity investments at June 30, 2011 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of our fixed maturity portfolio is 3.4 years at June 30, 2011.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at June 30, 2011 was as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value

U.S. government and agencies:
U.S. government	$151,975	$155,142	12.6%
Government-sponsored entities	29,537	30,231	2.5%

Total U.S. government and agencies	181,512	185,373	15.1%

State and municipal	381,358	392,296	32.0%

Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	241,135	246,664	20.1%
Commercial mortgage-backed securities	25,710	26,396	2.2%
Collateralized mortgage obligations:
PAC	18,320	18,849	1.5%
Sequentials	15,945	16,384	1.3%
Junior	636	536	0.0%
Accretion directed	53	52	0.0%
Whole loan	1,892	1,961	0.2%

Total CMO	36,846	37,783	3.1%
Asset-backed securities:
Auto loans	19,312	19,537	1.6%
Home equity	627	590	0.0%
Credit card receivables	28,855	29,056	2.4%
Miscellaneous	110	114	0.0%

Total ABS	48,904	49,296	4.0%

Total mortgage-backed, CMOs and asset-backed	352,595	360,139	29.3%

Corporates
Investment grade	176,972	183,569	15.0%
Non-investment grade	64,794	69,108	5.6%

Total corporates	241,766	252,677	20.6%

Total fixed maturities	1,157,232	1,190,486	97.0%
Equity securities	24,299	36,807	3.0%

Total investment portfolio	$1,181,531	$1,227,293	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$185,373	$0	$0	$0	$0	$185,373	15.6%
State and municipal	48,290	236,901	99,263	7,841	0	392,296	33.0%
Mortgage-backed, asset-backed and CMO	354,315	5,825	0	0	0	360,139	30.3%
Corporates	12,723	14,054	130,562	26,230	69,108	252,677	21.2%

Total fair value	$600,701	$256,779	$229,826	$34,071	$69,108	$1,190,486	100.0%

% of total fair value	50.5%	21.6%	19.3%	2.9%	5.8%	100.0%

Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. We have only modest exposure to these types of investments. At June 30, 2011, our fixed maturity portfolio included three securities having a fair value of $1.0 million with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.

The following table presents the credit rating and fair value of our residential mortgage backed securities at June 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2006	$1,771	$0	$0	$0	$0	$1,771	0.7%
2007	8,370	0	0	0	0	8,370	3.4%
2008	38,052	0	0	0	0	38,052	15.4%
2009	53,143	0	0	0	0	53,143	21.5%
2010	100,981	0	0	0	0	100,981	40.9%
2011	44,346	0	0	0	0	44,346	18.0%

Total fair value	$246,664	$0	$0	$0	$0	$246,664	100.0%

% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

All of the $246.7 million of residential mortgage backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at June 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$4,592	$0	$0	$0	$0	$4,592	17.4%
2003	390	0	0	0	0	390	1.5%
2004	4,200	0	0	0	0	4,200	15.9%
2005	7,541	0	0	0	0	7,541	28.6%
2006	7,608	0	0	0	0	7,608	28.8%
2007	2,065	0	0	0	0	2,065	7.8%

Total fair value	$26,396	$0	$0	$0	$0	$26,396	100.0%

% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

None of the $26.4 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at June 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
1999	$0	$536	$0	$0	$0	$536	1.4%
2002	4,402	0	0	0	0	4,402	11.7%
2003	7,359	0	0	0	0	7,359	19.5%
2004	4,214	1,198	0	0	0	5,412	14.3%
2005	0	1,440	0	0	0	1,440	3.8%
2009	10,867	0	0	0	0	10,867	28.8%
2010	4,029	0	0	0	0	4,029	10.7%
2011	3,738	0	0	0	0	3,738	9.9%

Total fair value	$34,608	$3,175	$0	$0	$0	$37,783	100.0%

% of total fair value	91.6%	8.4%	0.0%	0.0%	0.0%	100.0%

Of the $37.8 million of collateralized mortgage obligations, $29.5 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at June 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$78	$0	$0	$0	$0	$78	0.2%
2003	5,831	0	0	0	0	5,831	11.8%
2004	4,991	0	0	0	0	4,991	10.1%
2007	3,811	0	0	0	0	3,811	7.7%
2008	5,367	0	0	0	0	5,367	10.9%
2009	10,797	542	0	0	0	11,338	23.0%
2010	2,546	2,108	0	0	0	4,654	9.4%
2011	13,225	0	0	0	0	13,225	26.8%

Total fair value	$46,647	$2,650	$0	$0	$0	$49,296	100.0%

% of total fair value	94.6%	5.4%	0.0%	0.0%	0.0%	100.0%

Our investment portfolio consists of $392.3 million of state and municipal bonds, of which $164.0 million are insured. Of the insured bonds, 48.3% are insured with MBIA, 29.4% with Assured Guaranty, 22.0% with AMBAC and 0.3% are insured with XL Group. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at June 30, 2011:

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
S&P Equivalent Rating
AAA	$6,195	3.8%	$42,095	18.4%	$48,290	12.3%
AA+, AA, AA-	89,686	54.7%	147,215	64.5%	$236,901	60.4%
A+, A, A-	60,261	36.7%	39,003	17.1%	$99,263	25.3%
BBB+, BBB, BBB-	7,841	4.8%	0	0.0%	$7,841	2.0%

Total	$163,983	100.0%	$228,312	100.0%	$392,296	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at June 30, 2011 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Fair Value	% of Total Exposure
TX	$14,396	$18,118	$4,501	$0	$0	$37,015	9.4%
NY	0	33,130	0	0	0	33,130	8.4%
GA	9,449	8,505	4,741	4,823	0	27,519	7.0%
FL	0	13,969	12,002	0	0	25,971	6.6%
WA	1,448	15,021	1,798	0	0	18,268	4.7%
PA	807	8,167	8,234	0	0	17,209	4.4%
CO	1,779	9,143	4,314	0	0	15,236	3.9%
IL	0	2,395	12,412	0	0	14,807	3.8%
IN	0	13,004	1,536	0	0	14,540	3.7%
MI	381	5,727	8,307	0	0	14,414	3.7%
All other states	20,029	109,723	41,418	3,018	0	174,188	44.4%

Total fair value	$48,290	$236,901	$99,263	$7,841	$0	$392,296	100.0%

% of total fair value	12.3%	60.4%	25.3%	2.0%	0.0%	100.0%

The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at June 30, 2011 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Fair Value	% of Total Exposure
TX	$4,258	$10,249	$22,507	$0	$37,015	9.4%
NY	0	6,078	27,051	0	33,130	8.4%
GA	7,690	2,238	17,591	0	27,519	7.0%
FL	3,557	0	16,650	5,764	25,971	6.6%
WA	6,396	568	11,303	0	18,268	4.7%
PA	2,058	2,641	12,510	0	17,209	4.4%
CO	0	1,448	10,358	3,430	15,236	3.9%
IL	1,601	940	12,267	0	14,807	3.8%
IN	0	0	14,540	0	14,540	3.7%
MI	0	5,072	9,341	0	14,414	3.7%
All other states	29,315	26,614	117,384	875	174,188	44.4%

Total fair value	$54,875	$55,849	$271,502	$10,069	$392,296	100.0%

% of total fair value	14.0%	14.2%	69.2%	2.6%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at June 30, 2011 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Fair Value	% of Total Exposure
TX	$11,567	$4,266	$4,549	$2,125	$22,507	8.3%
NY	6,807	0	7,961	12,283	27,051	10.0%
GA	8,580	5,216	1,759	2,036	17,591	6.5%
FL	12,583	0	0	4,067	16,650	6.1%
WA	0	8,057	0	3,246	11,303	4.2%
PA	8,234	0	4,276	0	12,510	4.6%
CO	2,994	0	7,363	0	10,358	3.8%
IL	8,270	0	2,186	1,811	12,267	4.5%
IN	2,008	0	9,211	3,320	14,540	5.4%
MI	0	0	0	9,341	9,341	3.4%
All other states	27,893	29,194	15,557	44,741	117,384	43.2%

Total fair value	$88,936	$46,733	$52,863	$82,971	$271,502	100.0%

% of total fair value	32.8%	17.2%	19.5%	30.6%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2011, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2010 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2010.

ITEM 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 1, 2011 – April 30, 2011	20,900	$60.01	20,900	$30,034,583

May 1, 2011 – May 31, 2011	68,700	$53.14	68,700	26,381,793

June 1, 2011 – June 30, 2011	86,100	$52.69	86,100	21,842,632

Total	175,700	$53.74	175,700	$21,842,632

(a)	Average price paid per share excludes commissions.
(b)	On August 2, 2011, our Board of Directors increased the authority under our current share and debt repurchase plan by $50.0 million and extended the date to execute the program to December 31, 2012 from December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6

Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

Exhibit 31.2 -	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a).

Exhibit 32 -	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101 -	XBRL Instance Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 4, 2011		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)