Form 10-Q
period 2011-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2011-11-03
CIK 1195933

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
OR
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
Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2011 there were 11,834,589 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
Earned premium	$255,138	$232,503	9.7%	$745,703	$670,159	11.3%
Net investment income	10,166	11,090	(8.3)%	31,117	33,968	(8.4)%
Net realized gains on investments*	722	7,991	(91.0)%	5,604	7,580	(26.1)%
Other income	101	85	19.6%	201	206	(2.2)%
Total revenues	266,127	251,669	5.7%	782,625	711,913	9.9%
Costs and Expenses:
Losses and loss adjustment expenses	195,275	152,304	28.2%	566,685	452,227	25.3%
Commissions and other underwriting expenses	58,124	53,339	9.0%	170,689	155,356	9.9%
Interest expense	2,702	2,701	0.0%	8,105	8,101	0.0%
Corporate general and administrative expenses	1,729	2,057	(16.0)%	5,654	6,155	(8.1)%
Other expenses	1,026	(373)	(374.9)%	1,425	2,174	(34.4)%
Total costs and expenses	258,856	210,028	23.2%	752,558	624,014	20.6%
Earnings before income taxes	7,271	41,641	(82.5)%	30,067	87,899	(65.8)%
Provision for income taxes	1,139	10,810	(89.5)%	5,343	25,169	(78.8)%
Net Earnings	$6,132	$30,831	(80.1)%	$24,724	$62,730	(60.6)%

Earnings per Common Share:
Basic	$0.51	$2.45	(79.2)%	$2.02	$4.83	(58.2)%
Diluted	0.50	2.39	(79.1)%	1.97	4.72	(58.3)%

Average Number of Common Shares:
Basic	12,070	12,576	(4.0)%	12,230	12,980	(5.8)%
Diluted	12,344	12,913	(4.4)%	12,524	13,292	(5.8)%

Cash Dividends per Common Share	$0.18	$0.14	28.6%	$0.54	$0.42	28.6%

* Net realized gains before impairment losses	$1,146	$8,141	(85.9)%	$6,873	$9,530	(27.9)%
Total other-than-temporary impairment (OTTI) losses	(442)	(49)	799.9%	(2,121)	(191)	NM
Non-credit portion in other comprehensive income	19	0	0.0%	1,036	0	0.0%
OTTI losses reclassified from other comprehensive income	(1)	(101)	(98.9)%	(185)	(1,760)	(89.5)%
Net impairment losses recognized in earnings	(424)	(150)	181.8%	(1,270)	(1,951)	(34.9)%
Total net realized gains on investments	$722	$7,991	(91.0)%	$5,604	$7,580	(26.1)%
NM = Not meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,136,287 and $1,153,802)	$1,177,290	$1,177,718
Equity securities – at fair value (cost $26,344 and $29,333)	33,104	42,301
Total investments	$1,210,395	$1,220,019
Cash and cash equivalents	52,157	63,605
Accrued investment income	11,224	12,033
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $12,781 and $12,323	389,700	336,676
Property and equipment, net of accumulated depreciation of $43,155 and $43,731	38,975	25,132
Prepaid reinsurance premium	2,262	1,890
Recoverables from reinsurers (includes $87 and $289 on paid losses and LAE)	14,841	16,809
Deferred policy acquisition costs	92,034	79,398
Current and deferred income taxes	15,851	14,867
Receivable for securities sold	5,541	0
Other assets	5,445	6,653
Goodwill	75,275	75,275
Total assets	$1,913,699	$1,852,357
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$493,531	$477,833
Unearned premium	480,741	417,371
Payable to reinsurers	0	42
Long-term debt (fair value $207,388 and $199,132)	194,790	194,729
Commissions payable	22,030	18,960
Payable for securities purchased	12,772	419
Other liabilities	58,510	81,819
Total liabilities	$1,262,373	$1,191,173
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,329,834 and 21,167,947 shares issued)	$21,319	$21,228
Additional paid-in capital	354,034	349,742
Retained earnings	643,598	625,492
Accumulated other comprehensive income, net of tax	31,528	24,488
Treasury stock, at cost (9,450,658 and 8,698,962 shares)	(399,153)	(359,766)
Total shareholders’ equity	$651,326	$661,184
Total liabilities and shareholders’ equity	$1,913,699	$1,852,357
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2009	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160
Net earnings	—	—	62,730	—	—	62,730
Net change in postretirement benefit liability	—	—	—	(52)	—	(52)
Change in unrealized gain on investments	—	—	—	14,002	—	14,002
Change in non-credit component of impairment losses on fixed maturities	—	—	—	3,620	—	3,620
Comprehensive income						$80,300
Dividends paid to common shareholders	—	—	(5,449)	—	—	(5,449)
Shares issued and share-based compensation expense, including tax benefit	132	4,395	—	—	—	4,527
Acquisition of treasury stock	—	—	—	—	(45,815)	(45,815)
Balance at September 30, 2010	$21,195	$348,426	$598,449	$37,069	$(353,417)	$651,723
Net earnings	$—	$—	$28,792	$—	$—	$28,792
Net change in postretirement benefit liability	—	—	—	(68)	—	(68)
Change in unrealized gain on investments	—	—	—	(13,130)	—	(13,130)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	617	—	617
Comprehensive income						$16,212
Dividends paid to common shareholders	—	—	(1,749)	—	—	(1,749)
Shares issued and share-based compensation expense, including tax benefit	32	1,316	—	—	—	1,348
Acquisition of treasury stock	—	—	—	—	(6,350)	(6,350)
Balance at December 31, 2010	$21,228	$349,742	$625,492	$24,488	$(359,766)	$661,184
Net earnings	$—	$—	$24,724	$—	$—	$24,724
Net change in postretirement benefit liability	—	—	—	(31)	—	(31)
Change in unrealized gain on investments	—	—	—	6,102	—	6,102
Change in non-credit component of impairment losses on fixed maturities	—	—	—	969	—	969
Comprehensive income						$31,764
Dividends paid to common shareholders	—	—	(6,618)	—	—	(6,618)
Shares issued and share-based compensation expense, including tax benefit	91	4,291	—	—	—	4,383
Acquisition of treasury stock	—	—	—	—	(39,387)	(39,387)
Balance at September 30, 2011	$21,319	$354,034	$643,598	$31,528	$(399,153)	$651,326
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended September 30,
	2011	2010
Operating Activities:
Net earnings	$6,132	$30,831
Adjustments:
Depreciation	1,850	2,590
Amortization	2,038	1,704
Net realized gains on investments	(722)	(7,991)
Loss on disposal of property and equipment	160	4
Share-based compensation expense	967	1,139
Excess tax benefits from share-based payment arrangements	(169)	0
Non-cash activity related to rabbi trust	(65)	0
Increase in accrued investment income	(5)	(8)
Increase in agents’ balances and premium receivable	(14,928)	(13,224)
Decrease in reinsurance receivables	186	1,253
Increase in deferred policy acquisition costs	(1,519)	(3,689)
Decrease in other assets	5,579	4,253
Increase (decrease) in unpaid losses and loss adjustment expenses	10,422	(4,813)
Increase in unearned premium	14,409	10,039
Decrease in other liabilities	(5,848)	(2,419)
Net cash provided by operating activities	18,488	19,668
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(46,844)	(178,622)
Equity securities	(2,000)	0
Property and equipment	(2,705)	(1,205)
Maturities and redemptions of fixed maturities	22,416	34,692
Sales of:
Fixed maturities	49,360	145,219
Equity securities	0	0
Net cash provided by investing activities	20,228	84
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	271	652
Excess tax benefits from share-based payment arrangements	169	0
Acquisition of treasury stock	(21,284)	(16,436)
Dividends paid to shareholders	(2,170)	(1,762)
Net cash used in financing activities	(23,014)	(17,547)
Net increase in cash and cash equivalents	15,702	2,205
Cash and cash equivalents at beginning of period	36,455	63,147
Cash and cash equivalents at end of period	$52,157	$65,352
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net earnings	$24,724	$62,730
Adjustments:
Depreciation	6,676	7,864
Amortization	5,869	4,710
Net realized gains on investments	(5,604)	(7,580)
Loss on disposal of property and equipment	362	7
Share-based compensation expense	2,383	3,182
Excess tax benefits from share-based payment arrangements	(169)	0
Non-cash activity related to rabbi trust	(47)	0
Decrease (increase) in accrued investment income	809	(625)
Increase in agents’ balances and premium receivable	(53,024)	(52,979)
Decrease in reinsurance receivables	1,596	214
Increase in deferred policy acquisition costs	(12,635)	(12,994)
Increase in other assets	(3,582)	(7,641)
Increase (decrease) in unpaid losses and loss adjustment expenses	15,698	(11,660)
Increase in unearned premium	63,370	61,993
Decrease in payable to reinsurers	(42)	(58)
(Decrease) increase in other liabilities	(20,328)	15,712
Net cash provided by operating activities	26,057	62,876
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(242,707)	(371,671)
Equity securities	(2,000)	0
Property and equipment	(20,881)	(6,906)
Maturities and redemptions of fixed maturities	113,081	105,828
Sales of:
Fixed maturities	150,231	225,403
Equity securities	7,871	0
Net cash provided by (used in) investing activities	5,596	(47,346)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	1,999	1,344
Excess tax benefits from share-based payment arrangements	169	0
Acquisition of treasury stock	(38,650)	(45,775)
Dividends paid to shareholders	(6,618)	(5,449)
Net cash used in financing activities	(43,100)	(49,879)
Net decrease in cash and cash equivalents	(11,447)	(34,349)
Cash and cash equivalents at beginning of period	63,605	99,700
Cash and cash equivalents at end of period	$52,157	$65,352
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
We have evaluated events that occurred after September 30, 2011 for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Pending Accounting Standards
In October 2010, the FASB issued guidance that modifies the accounting for the deferral of costs associated with the successful acquisition or renewal of insurance contracts. The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted. We are in the process of evaluating the impact of adoption on our results of operations and financial position.
Reclassifications
We have reclassified certain amounts in the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total shareholders’ equity, net cash flow or net earnings as previously reported.
Schedules may not foot due to rounding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

Restricted Stock Plan
We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 278,843 shares as of September 30, 2011. We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.
On July 31, 2007, our Compensation Committee (“Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares of restricted stock vested in full on July 31, 2011. On August 2, 2011, the Committee approved the grant of an additional 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares will vest in full on August 2, 2014. During the vesting period, the shares of restricted stock will not have voting rights and will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.
Non-employee Directors’ Stock Ownership Plan
In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 43,959 shares as of September 30, 2011. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June 2011, we issued 6,657 shares of our common stock, valued pursuant to the Directors’ Plan at $350,000, to our non-employee directors. In June 2010, we issued 7,672 shares of our common stock, valued pursuant to the Directors’ Plan at $350,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Employee Stock Purchase Plan
We established our Employee Stock Purchase Plan (“ESPP”) in 2004, amended and restated it on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 46,238 as of September 30, 2011. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Performance Share Plan
Our shareholders approved the Performance Share Plan (“PSP”) on May 20, 2008 and an amended and restated PSP on May 26, 2010. The purpose of the PSP is to align further the interest of management with our long-term shareholders by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Committee administers the PSP and will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determine the PSP participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that we may issue under the PSP is limited to 500,000 shares. In April 2011, we issued 32,957 shares under the PSP.
Stock Option Plan
We amended our Stock Option Plan (“SOP”) to prohibit any future grant of stock options from the plan after May 20, 2008. We amended the plan again on August 2, 2011. We have granted no options since 2004. We generally granted options with an exercise price equal to the closing price of our stock at the date of grant and these options have a 10-year contractual life. All of

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

the options under the SOP have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.

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
We estimated the weighted-average grant date fair values of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants		2003 Grants
Weighted-average grant date fair value	$13.87		$5.97
Dividend yield	0.7%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.3%		4.0%
Expected life	7.5	years	7.5	years
Weighted-average grant exercise price	$33.56		$16.11
Outstanding as of September 30, 2011	79,050		113,405
The following table describes activity for our Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2010	238,758	$22.52
Granted	0	0
Exercised	(46,303)	$18.88
Forfeited	0	0
Outstanding at September 30, 2011	192,455	$23.40	1.80	$5.6
Vested as of September 30, 2011	192,455	$23.40	1.80	$5.6
Exercisable as of September 30, 2011	192,455	$23.40	1.80	$5.6

(a)	We calculated the intrinsic value for the stock options based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
The Stock Compensation topic of the FASB Accounting Standards Codification requires the recognition of share-based compensation for the number of awards that we ultimately expect to vest. As of September 30, 2011, we used an estimated forfeiture rate of 0%. We will reassess estimated forfeitures in subsequent periods and may change this rate based on new facts and circumstances.
Cash received from option exercises for the nine months ended September 30, 2011 and 2010 was approximately $0.9 million and $1.1 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $0.5 million and $0.1 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was approximately $1.8 million and $0.7 million, respectively.
We have a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The amount of total compensation cost, by plan, for share-based compensation arrangements was as follows (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2011		2010		2011		2010
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$265	$93	$199	$70	$662	$232	$596	$209
Directors’ Plan	0	0	0	0	350	123	350	123
ESPP	11	4	10	3	30	11	26	9
PSP	702	246	940	329	1,371	480	2,235	782
Total	$978	$342	$1,148	$402	$2,414	$845	$3,208	$1,123

Note 3 Computation of Earnings per Share
The following table illustrates the computation of our basic and diluted earnings per common share (in thousands, except per share figures):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net earnings for basic and diluted earnings per share	$6,132	$30,831	$24,724	$62,730
Average basic shares outstanding	12,070	12,576	12,230	12,980
Basic earnings per share	$0.51	$2.45	$2.02	$4.83

Average basic shares outstanding	12,070	12,576	12,230	12,980
Restricted stock not yet vested	71	72	72	72
Dilutive effect of assumed option exercises	104	141	119	141
Dilutive effect of Performance Share Plan	100	124	102	98
Average diluted shares outstanding	12,344	12,913	12,524	13,292
Diluted earnings per share	$0.50	$2.39	$1.97	$4.72

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents for each of the fair value hierarchy levels our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$52,157	$0	$0	$52,157
Fixed maturity securities:
U.S. government	128,001	476	4,476	132,953
Government-sponsored entities	0	27,543	0	27,543
State and municipal	0	409,330	0	409,330
Mortgage-backed securities:
Residential	0	247,822	0	247,822
Commercial	0	25,444	0	25,444
Total mortgage-backed securities	$0	$273,267	$0	$273,267
Collateralized mortgage obligations	0	33,823	520	34,343
Asset-backed securities	0	49,091	0	49,091
Corporates	0	240,535	10,229	250,764
Total fixed maturities	$128,001	$1,034,064	$15,225	$1,177,290
Equity securities	33,104	1	0	33,104
Total	$213,262	$1,034,065	$15,225	$1,262,552
Percentage of total	16.9%	81.9%	1.2%	100.0%
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the changes in the Level 3 fair value category (in thousands):

	Three months ended September 30, 2011
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	Total
Balance at beginning of period	$4,572	$2,186	$1,767	$589	$10,545	$19,660
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	0	(102)	(102)
Included in other comprehensive income	34	0	0	4	(47)	(10)
Purchases	0	0	0	0	0	0
Settlements	(130)	0	0	(73)	(166)	(369)
Transfers out	0	(2,186)	(1,767)	0	0	(3,954)
Balance at end of period	$4,476	$0	$0	$520	$10,229	$15,225
	Nine months ended September 30, 2011
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	Total
Balance at beginning of period	$4,950	$0	$0	$1,043	$21,482	$27,476
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(2)	(207)	(209)
Included in other comprehensive income	79	24	39	17	852	1,011
Purchases	0	2,162	0	0	0	2,162
Settlements	(552)	0	(19)	(539)	(1,221)	(2,331)
Transfers in	0	0	1,747	0	0	1,747
Transfers out	0	(2,186)	(1,767)	0	(10,677)	(14,631)
Balance at end of period	$4,476	$0	$0	$520	$10,229	$15,225
Of the $15.2 million fair value of securities in Level 3, which consists of 15 securities, we priced 13 based on non-binding broker quotes. We manually calculated the price of the remaining securities, which have a combined fair value of $1.0 million, based on expected principal repayments from Bloomberg, the zero spot Treasury curve at September 30, 2011 and the average spreads to Treasury for the type and rating of the security being priced.
We transferred approximately $4.0 million of securities in Level 3 at June 30, 2011 to Level 2 during the three months ended September 30, 2011 because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $14.6 million of securities in Level 3 at December 31, 2010 to Level 2 during the nine months ended September 30, 2011 because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $1.7 million of securities into Level 3 from Level 2 during the nine months ended September 30, 2011 because we could not obtain a price from a third party nationally recognized pricing service. There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2011.
The gains or losses included in net earnings are included in the line item net realized gains on investments in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item change in unrealized gain on investments or the line item change in non-credit component of impairment losses on fixed maturities in the Consolidated Statements of Changes in Shareholders’ Equity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$52,157	$52,157	$63,605	$63,605
Available-for-sale securities
Fixed maturities	1,177,290	1,177,290	1,177,718	1,177,718
Equity securities	33,104	33,104	42,301	42,301
Total cash and investments	$1,262,552	$1,262,552	$1,283,624	$1,283,624
Liabilities:
Long-term debt	$194,790	$207,388	$194,729	$199,132

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

Note 5 Investments
We consider all fixed maturity and equity securities available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2011 were $49.4 million and $158.1 million, respectively. These proceeds are net of $5.5 million of receivable for securities sold during the third quarter of 2011 that had not settled at September 30, 2011. The proceeds from sales of securities for the three and nine months ended September 30, 2010 were $145.2 million and $225.4 million, respectively. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	September 30, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$129,098	$3,872	$(17)	$0	$132,953
Government-sponsored entities	26,605	938	0	0	27,543
State and municipal	392,858	16,554	(82)	0	409,330
Mortgage-backed securities:
Residential	236,751	11,072	0	0	247,822
Commercial	24,930	741	(227)	0	25,444
Total mortgage-backed securities	$261,681	$11,813	$(227)	$0	$273,267
Collateralized mortgage obligations	33,406	1,035	(2)	(95)	34,343
Asset-backed securities	48,604	548	(61)	0	49,091
Corporates	244,037	8,504	(1,723)	(54)	250,764
Total fixed maturities	$1,136,287	$43,265	$(2,112)	$(150)	$1,177,290
Equity securities	26,344	6,827	(67)	0	33,104
Total	$1,162,632	$50,092	$(2,179)	$(150)	$1,210,395

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$167,729	$2,897	$(340)	$0	$170,286
Government-sponsored entities	40,025	1,231	(104)	0	41,152
State and municipal	392,057	8,395	(3,170)	(287)	396,995
Mortgage-backed securities:
Residential	195,003	4,561	(1,533)	(416)	197,615
Commercial	34,095	1,083	(107)	0	35,070
Total mortgage-backed securities	$229,098	$5,644	$(1,640)	$(416)	$232,685
Collateralized mortgage obligations	41,530	1,011	(30)	(112)	42,398
Asset-backed securities	27,286	266	(64)	(1)	27,486
Corporates	256,079	11,080	(442)	0	266,717
Total fixed maturities	$1,153,802	$30,523	$(5,790)	$(817)	$1,177,718
Equity securities	29,333	12,987	(20)	0	42,301
Total	$1,183,135	$43,510	$(5,810)	$(817)	$1,220,019

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
September 30, 2011
Fixed maturities:
U.S. government	2	$6,865	$(17)	0.2%	0	$0	$0	0.0%
Government-sponsored entities	0	0	0	0.0%	0	0	0	0.0%
State and municipal	9	15,100	(48)	0.3%	4	5,697	(35)	0.6%
Mortgage-backed securities:
Residential	0	0	0	0.0%	0	0	0	0.0%
Commercial	2	2,149	(16)	0.7%	4	4,613	(211)	4.4%
Total mortgage-backed securities	2	$2,149	$(16)	0.7%	4	$4,613	$(211)	4.4%
Collateralized mortgage obligations	1	996	(2)	0.2%	1	520	(95)	15.5%
Asset-backed securities	5	8,471	(60)	0.7%	1	433	(1)	0.2%
Corporates	78	66,752	(1,758)	2.6%	1	4,611	(19)	0.4%
Total fixed maturities	97	$100,332	$(1,901)	1.9%	11	$15,874	$(361)	2.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	97	$100,332	$(1,901)	1.9%	11	$15,874	$(361)	2.2%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2010
Fixed maturities:
U.S. government	5	$13,700	$(340)	2.4%	0	$0	$0	0.0%
Government-sponsored entities	3	4,442	(104)	2.3%	0	0	0	0.0%
State and municipal	65	125,781	(3,457)	2.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	15	73,059	(1,949)	2.6%	0	0	0	0.0%
Commercial	6	9,846	(99)	1.0%	3	343	(8)	2.3%
Total mortgage-backed securities	21	$82,904	$(2,048)	2.4%	3	$343	$(8)	2.3%
Collateralized mortgage obligations	3	4,433	(30)	0.7%	2	1,043	(112)	9.7%
Asset-backed securities	2	1,487	(15)	1.0%	2	455	(50)	9.9%
Corporates	22	29,475	(442)	1.5%	0	0	0	0.0%
Total fixed maturities	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%
The table above excludes unrealized losses on equities invested in a rabbi trust of $66.9 thousand and $20.0 thousand at September 30, 2011 and December 31, 2010, respectively.

Gross unrealized losses at September 30, 2011 were attributable to widening credit spreads to treasuries for corporate securities.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	September 30, 2011	December 31, 2010
Number of positions held with unrealized:
Gains	532	466
Losses	108	128
Number of positions held that individually exceed unrealized:
Gains of $500,000	5	4
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	89%	75%
Losses that were investment grade	53%	91%
Percentage of fair value held with unrealized:
Gains that were investment grade	97%	93%
Losses that were investment grade	78%	98%

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at September 30, 2011 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Less than or equal to:
Three months	$86,150	$(1,496)	$(1,046)	$(450)	$0
Six months	7,218	(191)	(94)	(50)	(47)
Nine months	4,454	(117)	(42)	(75)	0
Twelve months	5,282	(126)	(43)	0	(82)
Greater than twelve months	13,102	(332)	(237)	0	(95)
Total	$116,207	$(2,262)	$(1,462)	$(575)	$(225)

* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Nine months ended September 30, 2011
Unrealized holding gains (losses) on securities arising during the period	$19,943	$(3,460)	$(5,769)	$10,714
Realized (gains) losses on securities sold	(4,126)	(2,748)	2,406	(4,468)
Impairment loss recognized in earnings	1,270	0	(444)	825
Change in unrealized gains (losses) on marketable securities, net	$17,087	$(6,207)	$(3,808)	$7,072
Nine months ended September 30, 2010
Unrealized holding gains (losses) on securities arising during the period	$33,290	$1,399	$(12,141)	$22,548
Realized (gains) losses on securities sold	(9,530)	0	3,336	(6,194)
Impairment loss recognized in earnings	1,947	4	(683)	1,268
Change in unrealized gains (losses) on marketable securities, net	$25,706	$1,403	$(9,488)	$17,621
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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

At December 31, 2010	$1,828
Additions for:
Previously impaired securities	37
Newly impaired securities	694
Reductions for:
Securities sold and pay downs	(519)
At September 31, 2011	$2,040
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2011, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$100,726	$10	$3,000	$103,736	$102,179
After one year through five years	339,580	56,181	382	396,143	382,655
After five years through ten years	211,283	38,248	471	250,002	239,512
After ten years	63,907	4,586	2,216	70,709	68,251
Mortgage-backed, asset-backed and collateralized mortgage obligations	339,519	17,181	0	356,700	343,690
	$1,055,014	$116,207	$6,069	$1,177,290	$1,136,287

Note 6 Long-Term Debt
In February 2004, we issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time we issued the notes, we capitalized $2.1 million of debt issuance costs, which we are amortizing over the term of the Senior Notes. During 2009, we repurchased $5.0 million of our debt, bringing the outstanding principal to $195.0 million. We calculated the September 30, 2011 fair value of $207.4 million using a 231 basis point spread to the three-year U.S. Treasury Note of 0.403%.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At September 30, 2011, there were no borrowings outstanding under the Credit Agreement.

Note 7 Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2011 was $1.1 million and $5.3 million, respectively, compared to $10.8 million and $25.2 million, respectively, for the same periods of 2010. The following table reconciles our income taxes at statutory rates to our effective provision for income taxes (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Earnings before income taxes	$7,271	$41,641	$30,067	$87,899
Income taxes at statutory rates	$2,545	$14,574	$10,523	$30,765
Effect of:
Dividends-received deduction	(35)	(43)	(101)	(117)
Tax-exempt interest	(887)	(895)	(2,647)	(2,667)
Adjustment to valuation allowance	(510)	(2,849)	(2,454)	(2,872)
Other	25	23	21	60
Provision for income taxes	$1,139	$10,810	$5,343	$25,169
GAAP effective tax rate	15.7%	26.0%	17.8%	28.6%
During the nine months ended September 30, 2011, we decreased our tax valuation allowance by approximately $2.5 million. This adjustment is due to both a decrease in the reserve for other-than-temporary impaired securities and utilization of our capital loss carryforward.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income tax payments	$0	$9,400	$9,203	$31,000
Interest payments on debt	5,363	5,363	10,725	10,725
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $0.6 million and $27.7 million, respectively, at September 30, 2011 and December 31, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated, for incurred but not reported (“IBNR”) and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at Beginning of Period
Unpaid losses on known claims	$188,189	$170,692	$180,334	$164,134
IBNR losses	160,992	185,553	164,140	193,790
LAE	133,928	146,022	133,359	151,191
Total unpaid losses and LAE	483,108	502,267	477,833	509,114
Reinsurance recoverables	(14,880)	(18,574)	(16,521)	(17,715)
Unpaid losses and LAE, net of reinsurance recoverables	468,228	483,693	461,312	491,399
Current Activity
Loss and LAE incurred:
Current accident year	190,459	169,094	561,846	505,982
Prior accident years	4,816	(16,790)	4,839	(53,755)
Total loss and LAE incurred	195,275	152,304	566,685	452,227
Loss and LAE payments:
Current accident year	(131,711)	(114,387)	(301,638)	(262,287)
Prior accident years	(53,016)	(41,376)	(247,582)	(201,105)
Total loss and LAE payments	(184,727)	(155,763)	(549,220)	(463,393)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	478,777	480,234	478,777	480,234
Add back reinsurance recoverables	14,754	17,221	14,754	17,221
Total unpaid losses and LAE	$493,531	$497,454	$493,531	$497,454
Unpaid losses on known claims	$194,164	$173,542	$194,164	$173,542
IBNR losses	162,809	182,666	162,809	182,666
LAE	136,557	141,247	136,557	141,247
Total unpaid losses and LAE	$493,531	$497,454	$493,531	$497,454

Increases in severities in both liability coverage in California as well as personal injury protection coverage in Florida relating to accident year 2010 were the primary source of the unfavorable development during the third quarter of 2011. An increase in severity in Florida personal injury protection coverage related to accident year 2010 was the primary source of the unfavorable development during the nine months ended September 30, 2011.
Bodily injury and property damage coverage in California, Florida, Pennsylvania, Texas and Connecticut as well as the Commercial Vehicle product related to accident years 2009, 2008 and 2007 were the primary source of the $53.8 million of favorable reserve development during the nine months ended September 30, 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2010 and the Form 10-Q for the quarter ended June 30, 2011. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2010 and to Note 10 Commitments and Contingencies in the Form 10-Q for the quarter ended June 30, 2011.
Contingencies
There have been no material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2010. For a description of our previously reported contingencies, refer to Note 14 Commitments and Contingencies, in the Form 10-K for the year ended December 31, 2010.

Note 11 Subsequent Events
Effective October 27, 2011 we entered into a definitive agreement to sell two inactive shell insurance subsidiaries to an unaffiliated third party for statutory surplus plus $4.0 million. The sale is expected to close by December 31, 2011, pending regulatory approval. In the future, we intend to sell or dissolve other inactive shell companies. The primary reason for the sale of these shell companies is to reduce the administrative costs to maintain licenses in companies not needed to support our insurance operations.

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

OVERVIEW
We continued to generate strong premium growth in the third quarter of 2011. This quarter marks the eighth consecutive quarter that we have experienced growth in written premiums. This increase is a result of multiple factors, including agency incentives, a shift in business mix towards polices offering broader coverage, rate decreases in certain states and competitors' rate increases in certain states. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended September 30, 2011 were $6.1 million and $0.50, respectively, compared to $30.8 million and $2.39, respectively, for the three months ended September 30, 2010. Net earnings and diluted earnings per share for the nine months ended September 30, 2011 were $24.7 million and $1.97, respectively, compared to $62.7 million and $4.72, respectively, for the nine months ended September 30, 2010. The decrease in diluted earnings per share for the three and nine months ended September 30, 2011 is primarily due to unfavorable development in 2011 versus favorable development in 2010.
We had a net realized gain on investments of $0.7 million for the three months ended September 30, 2011 and a net realized gain of $8.0 million for the three months ended September 30, 2010. We had a net realized gain on investments of $5.6 million for the first nine months of 2011, compared to a net realized gain of $7.6 million for the same period of 2010. Included in the net realized gain for the third quarter of 2011 is $0.4 million of other-than-temporary impairments on fixed income securities compared with $0.2 million of impairments on fixed income securities during the third quarter of 2010. Included in the net realized gain for the first nine months of 2011 is $1.3 million of other-than-temporary impairments on fixed income securities compared with $2.0 million of impairments on fixed income and equity securities during the first nine months of 2010.
Included in net earnings for the three and nine months ended September 30, 2011 were $3.1 million ($4.8 million pre-tax) and $3.1 million ($4.8 million pre-tax), respectively, of unfavorable development on prior accident year loss and LAE reserves. This compares to $10.9 million ($16.8 million pre-tax) and $34.9 million ($53.8 million pre-tax), respectively, of favorable development for the three and nine months ended September 30, 2010. The following table displays combined ratio results by accident year developed through September 30, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through				Prior Accident Year Favorable / (Unfavorable) Development		($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Dec. 2009	Dec. 2010	June 2011	Sep. 2011	Q3 2011	YTD 2011	Q3 2011	YTD 2011
Prior							$(0.9)	$(0.8)
2004	85.4%	85.0%	85.0%	84.9%	0.0%	0.1%	0.2	0.8
2005	88.6%	88.1%	88.0%	88.0%	0.0%	0.1%	0.4	1.4
2006	91.3%	90.6%	90.5%	90.4%	0.1%	0.2%	0.8	2.2
2007	94.0%	92.8%	92.6%	92.5%	0.0%	0.3%	0.5	2.9
2008	94.1%	92.1%	91.8%	91.8%	0.0%	0.3%	(0.1)	2.8
2009	96.2%	93.0%	93.0%	93.0%	0.0%	0.0%	0.1	(0.2)
2010		97.7%	98.6%	99.3%	(0.7)%	(1.5)%	(6.0)	(14.0)
2011 YTD			98.7%	98.2%
							$(4.8)	$(4.8)
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
Increases in severities in both liability coverage in California as well as personal injury protection coverage in Florida relating to accident year 2010 were the primary source of the unfavorable development during the third quarter of 2011. An increase in severity in Florida personal injury protection coverage related to accident year 2010 was the primary source of the unfavorable development during the nine months ended September 30, 2011. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Our book value per share increased 3.4% from $53.03 at December 31, 2010 to $54.83 at September 30, 2011. This increase was primarily due to earnings, net of shareholder dividends, for the nine months ended September 30, 2011.

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

•	“Other States” – Includes eight states where we maintain a renewal book of personal auto business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We further classify territories within the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

◦	Arizona – Phoenix and Tucson

◦	California – Bay Area, Los Angeles, Sacramento, San Diego, and San Joaquin Valley

◦	Florida – Jacksonville, Miami, Orlando, Sarasota and Tampa

◦	Georgia – Atlanta

◦	Illinois – Chicago

◦	Nevada – Las Vegas

◦	Pennsylvania – Allentown and Philadelphia

◦	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-urban Zones” – include all remaining areas in the Focus States located outside of a designated Urban Zone.
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

	Three months ended September 30,
	2011	2010	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$216,951	$195,341	$21,610	11.1%
Non-urban Zones	29,929	26,524	3,405	12.8%
Total Focus States	246,880	221,866	25,014	11.3%
Maintenance States	4,072	4,173	(101)	(2.4)%
Other States	1,629	1,940	(312)	(16.1)%
Total Personal Auto	252,581	227,979	24,602	10.8%
Commercial Vehicle	15,538	13,048	2,490	19.1%
Classic Collector	3,010	2,822	188	6.6%
Total gross written premium	271,129	243,850	27,279	11.2%
Ceded reinsurance	(1,575)	(1,433)	(142)	9.9%
Net written premium	269,554	242,417	27,137	11.2%
Change in unearned premium	(14,417)	(9,914)	(4,502)	45.4%
Net earned premium	$255,138	$232,503	$22,635	9.7%

	Nine months ended September 30,
	2011	2010	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$649,123	$581,201	$67,923	11.7%
Non-urban Zones	90,082	83,947	6,135	7.3%
Total Focus States	739,205	665,148	74,057	11.1%
Maintenance States	12,551	12,866	(315)	(2.4)%
Other States	5,534	6,694	(1,160)	(17.3)%
Total Personal Auto	757,290	684,708	72,583	10.6%
Commercial Vehicle	47,878	43,266	4,612	10.7%
Classic Collector	8,456	7,936	520	6.6%
Total gross written premium	813,625	735,909	77,715	10.6%
Ceded reinsurance	(4,810)	(4,073)	(736)	18.1%
Net written premium	808,815	731,836	76,979	10.5%
Change in unearned premium	(63,112)	(61,677)	(1,435)	2.3%
Net earned premium	$745,703	$670,159	$75,544	11.3%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At September 30,
	2011	2010	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	703,657	665,330	38,327	5.8%
Non-urban Zones	88,335	83,510	4,825	5.8%
Total Focus States	791,992	748,840	43,152	5.8%
Maintenance States	15,214	14,911	303	2.0%
Other States	4,123	5,560	(1,437)	(25.8)%
Total Personal Auto	811,329	769,311	42,018	5.5%
Commercial Vehicle	35,042	31,761	3,281	10.3%
Classic Collector	35,167	33,970	1,197	3.5%
Total policies in force	881,538	835,042	46,496	5.6%
Gross written premium grew 11.2% and 10.6% during the third quarter and first nine months of 2011, respectively, compared with the same periods of 2010. During the first nine months of 2011, Infinity implemented rate revisions in various states with an overall rate increase of 1.5%. Policies in force at September 30, 2011 increased 5.6% compared with the same period in 2010. Gross written premium grew more than policies in force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with coverage that is more restricted.
During the third quarter and first nine months of 2011, personal auto insurance gross written premium in our Focus States grew 11.3% and 11.1%, respectively, when compared with the same periods of 2010. The increase in gross written premium is primarily due to growth in California, Florida, Georgia and Texas.

•
California gross written premium grew 8.4% and 11.2% during the third quarter and first nine months of 2011, respectively. Increased agency incentives, rate actions taken by competitors and a shift in business mix to policies offering broader coverage have stimulated premium growth in the state.

•
Florida gross written premium grew 35.3% and 12.3% during the third quarter and first nine months of 2011, respectively. This growth is primarily a result of higher business retention and competitor rate increases.

•
Georgia gross written premium grew 24.0% and 21.7% during the third quarter and first nine months of 2011, respectively. This growth is primarily a result of recent rate decreases coupled with competitor rate increases.

•
Texas gross written premium was flat during the quarter but grew 16.9% during the first nine months of 2011. Growth in the third quarter of 2011 was flat as a result of rate increases taken during the second quarter to improve profitability. The growth in premium during the first nine months of 2011 primarily relates to a shift in business mix to policies offering broader coverage.

Gross written premium in the Maintenance States declined 2.4% and 2.4% during the third quarter and first nine months of 2011, respectively, due to declines in all states in this category excluding Tennessee.
Our Commercial Vehicle gross written premium grew 19.1% and 10.7% during the third quarter and first nine months of 2011, respectively. This growth is primarily due to growth in California resulting from the appointment of new agents.

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
The following table presents the statutory and GAAP combined ratios:

	Three months ended September 30,
	2011			2010			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	76.7%	19.9%	96.6%	66.9%	22.4%	89.4%	9.8%	(2.5)%	7.3%
Non-urban Zones	79.4%	20.3%	99.7%	71.0%	22.3%	93.4%	8.3%	(2.0)%	6.3%
Total Focus States	77.0%	20.0%	97.0%	67.5%	22.4%	89.9%	9.6%	(2.4)%	7.1%
Maintenance States	70.9%	25.7%	96.6%	46.4%	27.7%	74.1%	24.5%	(2.0)%	22.5%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	76.9%	20.0%	97.0%	66.6%	22.5%	89.1%	10.3%	(2.5)%	7.8%
Commercial Vehicle	73.0%	17.8%	90.8%	51.1%	21.0%	72.2%	21.8%	(3.2)%	18.6%
Classic Collector	64.2%	36.1%	100.3%	46.0%	45.1%	91.2%	18.2%	(9.0)%	9.1%
Total statutory ratios	76.6%	19.9%	96.5%	65.5%	22.1%	87.6%	11.1%	(2.2)%	9.0%
Total statutory ratios excluding development	76.1%	19.9%	96.0%	74.7%	22.1%	96.8%	1.4%	(2.2)%	(0.8)%
GAAP ratios	76.5%	22.8%	99.3%	65.5%	22.9%	88.4%	11.0%	(0.2)%	10.9%
GAAP ratios excluding development	76.0%	22.8%	98.8%	74.7%	22.9%	97.7%	1.3%	(0.2)%	1.1%

NM: not meaningful due to the low premium.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30,
	2011			2010			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	76.1%	21.0%	97.0%	67.8%	21.6%	89.4%	8.3%	(0.6)%	7.6%
Non-urban Zones	78.9%	20.3%	99.2%	73.8%	21.8%	95.6%	5.2%	(1.5)%	3.6%
Total Focus States	76.4%	20.9%	97.3%	68.6%	21.6%	90.2%	7.9%	(0.7)%	7.1%
Maintenance States	78.3%	27.0%	105.2%	62.5%	27.5%	90.0%	15.8%	(0.6)%	15.2%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	76.5%	21.0%	97.4%	67.9%	21.8%	89.7%	8.6%	(0.8)%	7.8%
Commercial Vehicle	72.0%	18.1%	90.1%	70.0%	20.0%	90.1%	2.0%	(1.9)%	0.1%
Classic Collector	65.5%	38.6%	104.1%	41.6%	41.7%	83.3%	24.0%	(3.1)%	20.8%
Total statutory ratios	76.1%	20.8%	96.8%	67.5%	21.8%	89.2%	8.6%	(1.0)%	7.6%
Total statutory ratios excluding development	75.4%	20.8%	96.2%	75.5%	21.8%	97.3%	(0.1)%	(1.0)%	(1.1)%
GAAP ratios	76.0%	22.9%	98.9%	67.5%	23.2%	90.7%	8.5%	(0.3)%	8.2%
GAAP ratios excluding development	75.3%	22.9%	98.2%	75.5%	23.2%	98.7%	(0.2)%	(0.3)%	(0.4)%

NM: not meaningful due to the low premium.
In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.
The statutory combined ratio for the three and nine months ended September 30, 2011 increased by 9.0 points and 7.6 points, respectively, from the same periods of 2010. The third quarter of 2011 included $4.8 million of unfavorable development on prior year loss and LAE reserves and $3.5 million in favorable development on loss and LAE reserves from the first two quarters of 2011 . The first nine months of 2011 included $4.8 million of unfavorable development on prior year loss and LAE reserves. The third quarter of 2010 included $16.8 million of favorable development on prior year loss and LAE reserves and $4.7 million in favorable development on loss and LAE reserves from the first two quarters of 2010. The first nine months of 2010 included $53.8 million of favorable development on prior year loss and LAE reserves. Increases in severities in both liability coverage in California as well as personal injury protection coverage in Florida relating to accident year 2010 were the primary source of the unfavorable development during the third quarter of 2011. An increase in severity in Florida personal injury protection coverage related to accident year 2010 was the primary source of the unfavorable development during the nine months ended September 30, 2011. Excluding the effect of development from all periods, the statutory combined ratio decreased by 0.8 points and 1.1 points, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of 2010. The GAAP combined ratio for the three and nine months ended September 30, 2011 increased by 10.9 points and 8.2 points, respectively, from the same periods of 2010. Excluding the effect of development, the GAAP combined ratio increased by 1.1 points during the third quarter of 2011 and decreased by 0.4 points during the nine months ended September 30, 2011 compared to the same periods of 2010. We expect the GAAP combined ratio, excluding redundancy releases, to be between 97.5% and 98.5% for the full year 2011.
Losses from catastrophes were $0.7 million and $2.5 million for the three and nine months ended September 30, 2011, respectively, compared to $0.2 million and $0.6 million for the same periods of 2010.
The combined ratio in the Focus States increased by 7.1 points and 7.1 points for the three and nine months ended September 30, 2011, respectively, primarily due to increases in the loss and LAE ratios in Arizona, California and Georgia. These increases were a result of a decline in favorable development coupled with higher loss and LAE ratios on new business. The increase in the loss and LAE ratio in the Focus States was partially offset by declines in the underwriting ratio in the Urban Zones of 2.5

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

points and 0.6 points for the three and nine months ended September 30, 2011, respectively. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined.
The combined ratio in the Maintenance States increased 22.5 points and 15.2 points, respectively, during the third quarter and first nine months of 2011 when compared to the same periods of 2010, primarily due to increases in the loss and LAE ratios in Alabama, South Carolina and Tennessee. We experienced $0.6 million in catastrophe losses during the year in these states.
The combined ratio for the Commercial Vehicle product increased by 18.6 points and 0.1 points, respectively, during the third quarter and first nine months of 2011. The increase during the third quarter is primarily due to a decline in favorable development. The increase in the Commercial Vehicle loss and LAE ratio was partially offset by declines in the underwriting ratio of 3.2 points and 1.9 points for the three and nine months ended September 30, 2011, respectively. As Commercial Vehicle premium grows, the ratio of fixed underwriting costs to premium has declined.

The loss and LAE ratio for the Classic Collector product increased by 18.2 points and 24.0 points, respectively, during the third quarter and first nine months of 2011 because of several large losses during the three and nine months ended September 30, 2011. The increase in the Classic Collector loss and LAE ratio was partially offset by declines in the underwriting ratio of 9.0 points and 3.1 points for the three and nine months ended September 30, 2011, respectively. This decline is primarily due to lower average commissions.
Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$10,514	$11,387	$32,162	$34,922
Dividends on equity securities	165	208	484	561
Gross investment income	$10,679	$11,595	$32,646	$35,483
Investment expenses	(513)	(504)	(1,529)	(1,515)
Net investment income	$10,166	$11,090	$31,117	$33,968
Average investment balance, at cost	$1,198,458	$1,249,758	$1,224,973	$1,244,941
Annualized returns excluding realized gains and losses	3.4%	3.5%	3.4%	3.6%
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and nine months ended September 30, 2011 declined compared to the same periods in 2010 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(424)	$1,146	$722	$(150)	$8,141	$7,991
Equities	0	0	0	0	0	0
Total	$(424)	$1,146	$722	$(150)	$8,141	$7,991

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(1,270)	$4,126	$2,856	$(1,947)	$9,530	$7,584
Equities	0	2,748	2,748	(4)	0	(4)
Total	$(1,270)	$6,873	$5,604	$(1,951)	$9,530	$7,580
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

Interest Expense
The Senior Notes accrue interest at an effective yield of 5.55%. Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes. We recognized $2.7 million and $8.1 million, respectively, of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 compared to $2.7 million and $8.1 million, respectively, for the same periods of 2010.
Other Expenses
Other expenses for the three months ended September 30, 2011 were $1.0 million compared to $(0.4) million for the corresponding period of 2010. The increase in other expenses for the three months ended September 30, 2011 is primarily due to the release of reserves held for class action lawsuits during the third quarter of 2010. Other expenses for the nine months ended September 30, 2011 were $1.4 million compared to $2.2 million for the same period of 2010. The decline in other expenses for the nine months ended September 30, 2011 is primarily due to a decline in sublease losses.
Income Taxes
Our GAAP effective tax rate for the three and nine months ended September 30, 2011 was 15.7% and 17.8%, respectively, compared to 26.0% and 28.6% for the same periods of 2010. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of September 30, 2011, the holding company had $179.4 million of cash and investments. In 2011, our insurance subsidiaries may pay us up to $96.0 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2011, the subsidiaries paid $12.5 million of dividends to the holding company.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.1 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $18.0 million and $36.7 million for the three and nine months ended September 30, 2011 compared to positive operating cash flows of $22.6 million and $68.9 million for the three and nine months ended September 30, 2010, respectively.
At September 30, 2011, we had outstanding $195.0 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. Refer to Note 6 to the Consolidated Financial Statements for more information on the Senior Notes.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At September 30, 2011, there were no borrowings outstanding under the Credit Agreement.
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

In October 2006, the Board of Directors approved a share repurchase program whereby we may repurchase up to an aggregate amount of $100 million of our outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date and modified the authority to include the repurchase of our debt. During the third quarter of 2010, we exhausted the remaining repurchase authority under this program. On August 3, 2010, our Board of Directors approved a new $50.0 million share and debt repurchase program expiring on December 31, 2011. During the first quarter of 2011, we repurchased 112,000 shares at an average cost, excluding commissions, of $60.39. During the second quarter of 2011, we repurchased 175,700 shares at an average cost, excluding commissions, of $53.74. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. During the third quarter of 2011, we repurchased 419,100 shares at an average cost, excluding commissions, of $49.46. As of September 30, 2011, we had $51.1 million of authority remaining under this program.
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
Premium ceded under all reinsurance agreements for the three months ended September 30, 2011 and 2010 was $1.6 million and $1.4 million, respectively. Premium ceded under these agreements for the nine months ended September 30, 2011 and 2010 was $4.8 million and $4.1 million, respectively.
Investments
Our consolidated investment portfolio at September 30, 2011 contained approximately $1.2 billion in fixed maturity securities and $33.1 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At September 30, 2011, we had pre-tax net unrealized gains of $41.0 million on fixed maturities and pre-tax net unrealized gains of $6.8 million on equity securities. Combined, the pre-tax net unrealized gain increased by $10.9 million for the nine months ended September 30, 2011.
Approximately 94.4% of our fixed maturity investments at September 30, 2011 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of our fixed maturity portfolio is 3.1 years at September 30, 2011.
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
 Summarized information for our investment portfolio at September 30, 2011was as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$129,098	$132,953	11.0%
Government-sponsored entities	26,605	27,543	2.3%
Total U.S. government and agencies	155,703	160,496	13.3%
State and municipal	392,858	409,330	33.8%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	236,751	247,822	20.5%
Commercial mortgage-backed securities	24,930	25,444	2.1%
Collateralized mortgage obligations:
PAC	16,357	16,850	1.4%
Sequentials	14,737	15,214	1.3%
Junior	615	520	0.0%
Whole loan	1,697	1,758	0.1%
Total CMO	33,406	34,343	2.8%
Asset-backed securities:
Auto loans	19,204	19,516	1.6%
Home equity	505	508	0.0%
Credit card receivables	28,784	28,950	2.4%
Miscellaneous	110	117	0.0%
Total ABS	48,604	49,091	4.1%
Total mortgage-backed, CMOs and asset-backed	343,690	356,700	29.5%
Corporates
Investment grade	179,496	184,669	15.3%
Non-investment grade	64,541	66,095	5.5%
Total corporates	244,037	250,764	20.7%
Total fixed maturities	1,136,287	1,177,290	97.3%
Equity securities	26,344	33,104	2.7%
Total investment portfolio	$1,162,632	$1,210,395	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type at September 30, 2011:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$0	$160,496	$0	$0	$0	$160,496	13.6%
State and municipal	33,403	264,012	104,018	7,897	0	409,330	34.8%
Mortgage-backed, asset-backed and CMO	76,317	280,383	0	0	0	356,700	30.3%
Corporates	0	24,569	128,040	32,060	66,095	250,764	21.3%
Total fair value	$109,720	$729,460	$232,057	$39,957	$66,095	$1,177,290	100.0%
% of total fair value	9.3%	62.0%	19.7%	3.4%	5.6%	100.0%
Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. We have only modest exposure to these types of investments. At September 30, 2011, our fixed maturity portfolio included three securities having a fair value of $1.0 million with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.
The following table presents the credit rating and fair value of our residential mortgage backed securities at September 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2006	$0	$1,618	$0	$0	$0	$1,618	0.7%
2007	0	7,822	0	0	0	7,822	3.2%
2008	0	35,473	0	0	0	35,473	14.3%
2009	0	50,975	0	0	0	50,975	20.6%
2010	0	102,081	0	0	0	102,081	41.2%
2011	0	49,854	0	0	0	49,854	20.1%
Total fair value	$0	$247,822	$0	$0	$0	$247,822	100.0%
% of total fair value	0.0%	100.0%	0.0%	0.0%	0.0%	100.0%
All of the $247.8 million of residential mortgage backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at September 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$4,391	$0	$0	$0	$0	$4,391	17.3%
2003	293	0	0	0	0	293	1.2%
2004	4,075	0	0	0	0	4,075	16.0%
2005	7,417	0	0	0	0	7,417	29.2%
2006	7,239	0	0	0	0	7,239	28.4%
2007	2,029	0	0	0	0	2,029	8.0%
Total fair value	$25,444	$0	$0	$0	$0	$25,444	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
None of the $25.4 million of commercial mortgage-backed securities were issued by GSEs.
The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at September 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
1999	$0	$520	$0	$0	$0	$520	1.5%
2002	1,758	1,980	0	0	0	3,738	10.9%
2003	1,648	4,823	0	0	0	6,471	18.8%
2004	1,010	3,670	0	0	0	4,680	13.6%
2005	0	1,151	0	0	0	1,151	3.4%
2009	0	10,179	0	0	0	10,179	29.6%
2010	0	3,995	0	0	0	3,995	11.6%
2011	0	3,610	0	0	0	3,610	10.5%
Total fair value	$4,417	$29,926	$0	$0	$0	$34,343	100.0%
% of total fair value	12.9%	87.1%	0.0%	0.0%	0.0%	100.0%
Of the $34.3 million of collateralized mortgage obligations, $27.3 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at September 30, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$75	$0	$0	$0	$0	$75	0.2%
2003	5,862	0	0	0	0	5,862	11.9%
2004	4,995	0	0	0	0	4,995	10.2%
2007	3,769	0	0	0	0	3,769	7.7%
2008	5,325	0	0	0	0	5,325	10.8%
2009	10,651	531	0	0	0	11,181	22.8%
2010	2,436	2,104	0	0	0	4,539	9.2%
2011	13,344	0	0	0	0	13,344	27.2%
Total fair value	$46,456	$2,635	$0	$0	$0	$49,091	100.0%
% of total fair value	94.6%	5.4%	0.0%	0.0%	0.0%	100.0%
Our investment portfolio consists of $409.3 million of state and municipal bonds, of which $165.6 million are insured. Of the insured bonds, 50.2% are insured with MBIA, 26.8% with Assured Guaranty, 22.1% with AMBAC, 0.8% with Berkshire Hathaway and 0.3% are insured with XL Group. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at September 30, 2011:

	Insured		Uninsured		Total
S&P Equivalent Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$3,640	2.2%	$29,764	12.2%	$33,403	8.2%
AA+, AA, AA-	93,821	56.7%	170,191	69.8%	$264,012	64.5%
A+, A, A-	60,202	36.4%	43,816	18.0%	$104,018	25.4%
BBB+, BBB, BBB-	7,897	4.8%	0	0.0%	$7,897	1.9%
Total	$165,559	100.0%	$243,770	100.0%	$409,330	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at September 30, 2011 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
TX	$12,735	$21,679	$4,547	$0	$0	$38,962	9.5%
NY	0	34,813	0	0	0	$34,813	8.5%
FL	0	19,683	14,654	0	0	$34,337	8.4%
GA	4,593	11,679	3,486	4,873	0	$24,632	6.0%
WA	1,440	15,338	1,808	0	0	$18,586	4.5%
CO	0	11,086	7,249	0	0	$18,334	4.5%
PA	0	9,219	8,272	0	0	$17,491	4.3%
IN	434	14,137	1,565	0	0	$16,136	3.9%
IL	0	2,403	12,193	0	0	$14,597	3.6%
UT	0	4,822	8,001	0	0	$12,823	3.1%
All other states	14,201	119,154	42,241	3,024	0	$178,620	43.6%
Total fair value	$33,403	$264,012	$104,018	$7,897	$0	$409,330	100.0%
% of total fair value	8.2%	64.5%	25.4%	1.9%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at September 30, 2011 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
TX	$4,207	$10,472	$24,283	$0	$38,962	9.5%
NY	0	6,248	28,565	0	$34,813	8.5%
FL	4,734	0	21,552	8,051	$34,337	8.4%
GA	6,394	597	17,640	0	$24,632	6.0%
WA	6,585	569	11,432	0	$18,586	4.5%
CO	0	1,494	13,441	3,399	$18,334	4.5%
PA	2,033	2,711	12,747	0	$17,491	4.3%
IN	0	0	16,136	0	$16,136	3.9%
IL	1,371	943	12,282	0	$14,597	3.6%
UT	0	0	12,823	0	$12,823	3.1%
All other states	29,299	31,931	116,507	883	$178,620	43.6%
Total fair value	$54,624	$54,965	$287,407	$12,333	$409,330	100.0%
% of total fair value	13.3%	13.4%	70.2%	3.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at September 30, 2011 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
TX	$11,808	$4,257	$4,677	$3,541	$24,283	8.4%
NY	6,908	0	8,014	13,644	$28,565	9.9%
FL	12,650	0	0	8,902	$21,552	7.5%
GA	8,581	5,260	1,753	2,045	$17,640	6.1%
WA	0	8,184	0	3,248	$11,432	4.0%
CO	5,974	0	7,467	0	$13,441	4.7%
PA	8,272	0	4,475	0	$12,747	4.4%
IN	2,015	1,297	9,491	3,334	$16,136	5.6%
IL	8,258	0	2,204	1,821	$12,282	4.3%
UT	0	8,001	0	4,822	$12,823	4.5%
All other states	28,652	23,276	18,687	45,891	$116,507	40.5%
Total fair value	$93,116	$50,275	$56,767	$87,249	$287,407	100.0%
% of total fair value	32.4%	17.5%	19.8%	30.4%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at September 30, 2011 (in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$21,101	$51,577	$9,844	$11,161	$93,683	37.4%
Consumer, Non-cyclical	0	2,151	38,149	4,616	4,311	$49,226	19.6%
Energy	0	0	23,475	0	10,425	$33,901	13.5%
Utilities	0	0	8,844	6,410	2,914	$18,168	7.2%
Communications	0	0	0	8,073	9,034	$17,106	6.8%
Industrial	0	0	2,874	0	10,257	$13,131	5.2%
Consumer, Cyclical	0	1,318	0	0	10,818	$12,136	4.8%
Basic Materials	0	0	0	1,580	5,731	$7,312	2.9%
Technology	0	0	1,030	1,537	1,444	$4,011	1.6%
Foreign Government	0	0	2,090	0	0	$2,090	0.8%
Total fair value	$0	$24,569	$128,040	$32,060	$66,095	$250,764	100.0%
% of total fair value	0.0%	9.8%	51.1%	12.8%	26.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in our investments in corporate fixed income securities at September 30, 2011 are $51.4 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
United Kingdom	$0	$6,531	$10,477	$0	$0	$17,008	33.1%
Canada	0	0	8,650	0	2,831	$11,481	22.3%
Switzerland	0	2,151	7,418	0	0	$9,569	18.6%
Germany	0	0	4,134	0	0	$4,134	8.0%
Australia	0	0	3,749	0	0	$3,749	7.3%
Cayman Islands	0	0	1,068	0	1,485	$2,553	5.0%
South Korea	0	0	2,090	0	0	$2,090	4.1%
Japan	0	0	806	0	0	$806	1.6%
Total fair value	$0	$8,681	$38,391	$0	$4,316	$51,389	100.0%
% of total fair value	0.0%	16.9%	74.7%	0.0%	8.4%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

The $2.1 million investment with a South Korean issuer or guarantor is an investment in that government's sovereign debt. All other investments in this table represent bonds issued by corporations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2011, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2010 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2010.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

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

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 - July 31, 2011	29,900	$53.59	29,900	$20,239,524
August 1, 2011 - August 31, 2011	174,400	$48.04	174,400	61,855,713
September 1, 2011 - September 30, 2011	214,800	$50.04	214,800	51,100,314
Total	419,100	$49.46	419,100	$51,100,314

(a)	Average price paid per share excludes commissions.

(b)
On August 2, 2011, our Board of Directors increased the authority under our current share and debt repurchase plan by $50.0 million and extended the date to execute the program to December 31, 2012 from December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 6
Exhibits
Exhibit 10 -     Amended Stock Option Plan
Exhibit 31.1 -     Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).
Exhibit 31.2 -     Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a).
Exhibit 32 -    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS - XBRL Instance Document

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Furnished with this report, in accordance with Rule 4-6T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 3, 2011		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)