Form 10-Q/A
period 2011-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2011-11-10
CIK 1195933

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On November 3, 2011, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Original Filing") with the Securities and Exchange Commission (the "SEC"). The Original Filing is being amended to correct a typographical error contained in the certification of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also filing new certifications under Section 302(a) of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 on Form 10-Q/A (this "Amendment") speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to such original filing date, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the date of the Original Filing.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 10, 2011		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)