Form 10-K
period 2011-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2012-02-28
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-50167
________________________________
INFINITY PROPERTY AND CASUALTY CORPORATION
(Exact name of registrant as specified in its charter)
________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2011, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $656,865,463 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.
As of February 10, 2012, there were 11,798,366 shares of the registrant’s Common Stock outstanding.
________________________________

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 23, 2012, are incorporated by reference in Part III hereof.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INDEX TO ANNUAL REPORT
ON FORM 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” which anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “assumes,” “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premium growth, earnings, investment performance, expected losses, rate changes and loss experience.
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), bodily injury loss cost trends, undesired business mix or risk profile for new business, elevated unemployment rates and the proliferation of illegal immigration legislation in key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

PART I
ITEM 1
Business
Introduction
We are a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Our headquarters is located in Birmingham, Alabama. We employed approximately 2,100 persons at December 31, 2011.
We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required with the United States Securities and Exchange Commission (“SEC”). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. Our filed documents may also be accessed via the SEC Internet site at http://www.sec.gov. All of our SEC filings, news releases and other information may also be accessed free of charge on our Internet site at http://www.infinityauto.com. Information on our website is not part of this Form 10-K.
Please see Note 1 to the Consolidated Financial Statements for additional information regarding our history and organization. References to "we" or "us", unless the context requires otherwise, include the combined operations of our subsidiaries (collectively the “NSA Group”) and the in-force personal insurance business assumed through a reinsurance contract (“the Assumed Agency Business”) from Great American Insurance Company (“GAI”). Unless indicated otherwise, the financial information we present in this report is on a GAAP basis. Schedules may not foot due to rounding.
The Personal Automobile Market
Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 37%, or $163 billion, of the estimated $439 billion of annual industry premium. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay a higher premium for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, we believe that nonstandard auto risks constitute approximately 20% of the personal automobile insurance market, with this percentage fluctuating according to competitive conditions in the market. Independent agents sell approximately 29% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. We believe that, relative to the standard and preferred auto insurance market, independent agents sell a disproportionately larger portion of nonstandard auto insurance.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. We believe that the current competitive environment differs by state. In some states, underwriting results are favorable and competitors are taking rate decreases, while in other states, underwriting results are poor and competitors are increasing rates. In our largest state by premium volume, California, we believe the market is “soft,” marked by aggressive competition for independent agents' business through increased sales and commission incentives.
Industry-wide, rates increased 4.7% during 2009, 4.4% in 2010 and 3.4% in 2011. Our filed average rate adjustments on our personal auto business were (0.3)%, 1.2% and 2.2% for 2009, 2010 and 2011, respectively.
The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We generally compete with other insurers based on price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. We compete with both large national writers and smaller regional companies. In 2010, the five largest automobile insurance companies accounted for approximately 50% of the industry’s net written premium and the largest ten accounted for approximately 68% (2011 industry data is not yet available). Approximately 452 insurance groups and unaffiliated insurance companies compete in the personal auto insurance industry according to SNL Financial. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.

Operations
We are organized along functional responsibilities with the following centralized departments: product management, marketing, claims, customer service, accounting, treasury, human resources and information technology resources. Frequent executive team meetings, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Legal Officer, the Chief Marketing Officer, the Chief Product Management Officer and the Chief Claims Officer, allow for sharing of information among functional departments and for setting policies and making key strategic decisions.
In recent years, we have made efforts to improve service levels and more consistently and cost effectively manage our operations. We consolidated certain customer service, centralized claims and information technology back-office operations and opened a bilingual call center to improve our service capabilities.
We estimate that approximately 76% of our personal auto business in 2011 was nonstandard auto insurance. Based on data published by A.M. Best, we believe that we are the third largest provider of nonstandard auto coverage through independent agents in the United States. We also write standard and preferred personal auto insurance, mono-line commercial auto insurance and classic collector automobile insurance.
Presented below is our summarized historical financial data (in thousands):

	Twelve months ended December 31,
	2011	2010	2009
Gross written premium	$1,082,466	$952,426	$848,812
Net written premium	1,075,976	946,869	843,869
Net earnings	42,063	91,523	70,594

	As of December 31,
	2011	2010
Total assets	$1,936,758	$1,852,357
Total liabilities	1,268,582	1,191,173
Total shareholders’ equity	668,176	661,184

We have a history of underwriting results that outperform the industry. The following table compares our statutory combined ratio, net of fees, in past years with those of the private passenger auto industry. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses (“LAE”) to net earned premium) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses, net of fees, to net written premium). Underwriting results are generally considered profitable when the combined ratio is under 100%; when the ratio is over 100%, underwriting results are generally considered unprofitable. We have consistently performed better than the industry as shown below:

	2011	2010	2009	2008	2007	2007-2011	2002-2011
Infinity	95.9%	88.4%	87.2%	91.2%	91.8%	91.1%	91.1%
Industry (a)	103.4%	101.0%	101.3%	100.3%	98.3%	100.9%	99.1%
Percentage point difference from industry	7.5%	12.6%	14.1%	9.1%	6.5%	9.8%	8.0%
 ________________

(a)
We obtained the private passenger auto industry combined ratios for 2002 through 2010 from A.M. Best. A.M. Best data were not available for 2011. The industry combined ratio for 2011 is an estimate based on data obtained from Conning Research and Consulting.

Products
Personal Automobile is our primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. We offer three primary products to individual drivers: the Low Cost product, which offers the most restrictive coverage, the Value Added product, which offers broader coverage and higher limits, and the Premier product, which we designed to offer the broadest coverage for standard and preferred risk drivers. For the year ended December 31, 2011, our mix of personal automobile written premium was 40% Low Cost, 51% Value Added and 8% Premier.
Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. We offer mono-line commercial automobile insurance to businesses with fleets of 20 or fewer vehicles. We avoid businesses that are involved in what we consider hazardous operations or interstate commerce.
Classic Collector provides protection for classic collectible automobiles. Our Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Our three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2011	2010	2009
Personal Automobile	93%	93%	92%
Commercial Vehicle	6%	6%	6%
Classic Collector	1%	1%	2%
Total	100%	100%	100%
Distribution and Marketing
We distribute our products primarily through a network of approximately 12,900 independent agencies and brokers (with approximately 16,200 locations). In 2011, three independent agencies each accounted for between 2.2% and 5.4% of our gross written premium, three other agencies each accounted for between 1.2% and 1.9% of our gross written premium and 13% of the agency force produced 80% of our gross written premium. Countrywide, our top 10 independent agents and brokers produced 18% of our gross written premium. In California, Infinity’s largest state by premium volume, 35 independent agents and brokers produced 45% of gross written premium (which represents 22% countrywide).
We also foster agent relationships by providing them with access to our Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Internet-based software applications provide many of our agents with real-time underwriting, claims and policy information. We believe the array of services that it offers to our agents adds significant value to the agents' businesses. For example, “Providing Agents Service and Support Program” is our incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2011, we spent $10.1 million on co-op advertising and promotions.

We are licensed to write insurance in all 50 states and the District of Columbia, but we are committed to growth in targeted urban areas (“Urban Zones”) identified within select Focus States that we believe offer the greatest opportunity for premium growth and profitability. We classify the states in which we operate into three categories:

•	“Focus States” – We have identified Urban Zones in these states, which include Arizona, California, Florida, Georgia, Illinois, Nevada, Pennsylvania and Texas.

•
“Maintenance States” – We maintain our writings in these states, which include Alabama, Colorado, Connecticut, South Carolina and Tennessee. We believe each state offers us an opportunity for underwriting profit.

•	“Other States” – Includes 9 states where we maintain a renewal book of personal auto business.
We further classify the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

•	Arizona – Phoenix and Tucson

•	California – Bay Area, Los Angeles, Sacramento, San Diego and San Joaquin Valley

•	Florida – Jacksonville, Miami, Orlando, Sarasota and Tampa

•	Georgia – Atlanta

•	Illinois – Chicago

•	Nevada – Las Vegas

•	Pennsylvania – Allentown and Philadelphia

•	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-urban Zones” – include all remaining areas in the Focus States outside of a designated Urban Zone.
We continually evaluate our market opportunities; thus, the Focus States, Urban Zones, Maintenance States and Other States may change over time. In the table below, we have restated 2010 and 2009 premium to be consistent with the 2011 classification of Urban Zones, Focus States, Maintenance States and Other States.

Total gross written premium among the three state categories were as follows:

	Twelve months ended December, 31
Personal Auto Insurance	2011	2010	2009
Focus States:
California	49.0%	49.8%	54.1%
Florida	18.3%	16.6%	12.4%
Texas	6.8%	6.7%	5.7%
Pennsylvania	5.5%	6.0%	5.5%
Georgia	4.6%	4.2%	4.2%
Arizona	3.7%	3.4%	2.8%
Nevada	1.9%	2.2%	2.7%
Illinois	1.1%	1.4%	0.9%
Total Focus States	90.8%	90.3%	88.3%
Maintenance States	1.6%	1.8%	2.2%
Other States	0.7%	0.9%	1.6%
Subtotal	93.1%	92.9%	92.1%
Commercial Vehicle	6.0%	6.0%	6.3%
Classic Collector	1.0%	1.1%	1.5%
Other	0.0%	0.0%	0.0%
Total all states and all lines	100.0%	100.0%	100.0%
Total $ (in thousands) - all states and all lines(1)	$1,082,466	$952,426	$848,816

(1)	2009 excludes less than $(0.1) million of premium written on behalf of other companies.

We implement our distribution and marketing efforts with a focus on maintaining a low cost structure. Controlling expenses allows us to price competitively and achieve better underwriting returns. Over the five years ended 2010, years for which industry data are available from A.M. Best, our statutory ratio of underwriting expenses to premium written has averaged 21.2%, which is 6.2 points better than the independent agency segment of the private passenger automobile industry average of 27.4% for the same period.
Claims Handling
We strive for accuracy, consistency and fairness in our claim resolutions. Our claims organization employs approximately 1,100 people, has 27 field locations and provides a 24-hour, seven days per week toll-free service for our customers to report claims. We predominantly use our own local adjusters and appraisers, who typically respond to claims within 24 hours of a report. Included in the 27 field locations are 9 claims service centers, which allow customers to bring in their vehicles for damage appraisal.

We are committed to the field handling of claims in Urban Zones and we believe that it provides, when compared to alternative methods, better service to our customers and better control of the claim resolution process. We open claims branch offices in the Urban Zones where the volume of business will support them. Customer interactions can occur with generalists (initial and continuing adjusters) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance.

In addition to the use of field claims handling, we use two centralized claims call centers, one in Birmingham, Alabama and another in McAllen, Texas, to receive initial reports of losses and to adjust simple property damage claims.
Ratings
A.M. Best has assigned our insurance company subsidiaries a group financial strength rating of “A” (Excellent). A.M. Best assigns “A” ratings to insurers that, in A.M. Best's opinion, “have an excellent ability to meet their ongoing insurance obligations.” A.M. Best bases our rating on factors that concern policyholders and not upon factors concerning investor protection.

Regulatory Environment
Our insurance company subsidiaries are subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve and investment requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating methods and processes of how an insurer conducts its business. Examples of the latter include the establishment in California of auto rating factor and rate approval regulations, proscription on credit based insurance scoring, prohibition of certain business practices with auto body repair shops, and attempts to set uniform auto body repair shop parts and labor rates.
Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Many states also require insurers, as a condition of doing business in the state, to participate in various assigned risk pools, reinsurance facilities or underwriting associations, which provide insurance coverage to individuals who otherwise are unable to purchase that coverage in the voluntary market. Participation in these involuntary plans is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these plans traditionally have been unprofitable. The amount of premium we might be required to assume in a given state in connection with an involuntary plan may be reduced because of credit we may receive for nonstandard policies that we voluntarily write. Many states also have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit an automobile insurer's ability to cancel and non-renew policies.
State insurance departments that have jurisdiction over our insurance subsidiaries may conduct routine, on-site visits and examinations of our subsidiaries' affairs. At December 31, 2011, our insurance subsidiaries were involved in claims practices examinations in California, our largest state by premium volume, and market conduct examinations in Arizona. As of February 28, 2012, these examinations have not been completed. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against our insurance subsidiaries. Every five years, our insurance subsidiaries are subject to a financial examination by the states in which the subsidiaries are domiciled.

The insurance laws of the states of domicile of our insurance subsidiaries contain provisions to the effect that the acquisition or change of control of a domestic insurer or of any entity that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of our common stock.

We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to shareholders and meet our debt payment obligations is largely dependent on dividends or other distributions from our insurance company subsidiaries, current investments and cash held. State insurance laws restrict the ability of our insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an “extraordinary dividend” until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has either not objected or has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's surplus as of the preceding December 31st, or the insurer's net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. In addition, an insurer's remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to our outstanding liabilities and adequate to our financial needs.
If a shareholder dividend does not rise to the statutory level of an extraordinary dividend, then it is an “ordinary dividend.” While an insurance company’s ability to pay an ordinary dividend does not require the approval of a state insurance department, we must file a 10-day notice of ordinary dividend with the appropriate insurance departments. Insurance companies that fail to notify an insurance department of the payment of an ordinary dividend are assessed administrative fines.
State insurance laws require our subsidiaries to maintain specified levels of statutory capital and surplus. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. In addition, for competitive reasons, our insurance company subsidiaries need to maintain adequate financial strength ratings from independent rating agencies. Both of these factors may limit the ability of our insurance subsidiaries to declare and pay dividends.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1A
Risk Factors
Our business operations face a number of risks. The risks below should be read and considered with other information provided in this report and in other reports and materials we have filed with the SEC. In addition to these risks, other risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If we fail to price accurately the risks we underwrite, profitability may be affected.
Our profitability depends on our ability to set premium rates accurately. Inflationary pressures on medical care, auto parts and repair services costs complicate pricing with accuracy. Accurate pricing is also dependent on the availability of sufficient, reliable data on which to project both severity and frequency trends and timely recognition of changes in loss cost trends. This process poses more of a challenge in markets where we have less pricing experience. We could under-price risks, which could negatively affect our profit margins, or overprice risks, which could reduce sales volume and competitiveness. Either scenario could adversely affect profitability. Additionally, we have implemented a new pricing methodology in our Focus States which could affect our ability to attract new customers and retain current customers as well as our ability to maintain or improve underwriting margins.
Our growth initiative may adversely affect our future profitability.
We intend to pursue further premium growth in our Focus States. Increased uncertainty stemming from an increase in new business might result in inaccurate pricing for the business or failure to adequately reserve for losses associated with it. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. Because of these factors, our future profitability may be negatively impacted.
Sustained elevated levels of unemployment may disproportionately affect our target consumers and could adversely affect our premium revenue and profitability.
Continued elevated unemployment levels and low consumer confidence could negatively affect insurance buying behavior. We believe that these economic factors disproportionately affect consumers of nonstandard automobile insurance. Customers may choose not to purchase coverage, to let coverage lapse on renewal or to opt for liability coverage only. These factors may adversely affect our premium revenue and profitability.
Because of the significant concentration of our business in California, negative developments in the California insurance market and economic environment may adversely affect our profitability.
California, our largest market, generated approximately 52% of our gross written premium in 2011. Our California business also generates substantial underwriting profit. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in that state affects our revenues and profitability. Examples of potentially adverse regulatory or judicial developments or proposed legislation in California include laws aimed at curtailing unlawful immigration, altering the amount of damages a claimant may recover from an insured for medical treatment, restricting the use of territory as a rate factor and limiting the after-tax rate of return allowed an insurer. These developments could negatively affect premium revenue and make it more expensive or less profitable for us to conduct business in the state.
We rely upon a limited number of independent agents to generate a substantial portion of our business. If we were unable to retain or increase the level of business that these independent agents place with us or increase the level of business generated by other agents, our revenues would be negatively affected.
Approximately 13% of our 12,900 independent agencies accounted for approximately 80% of our gross written premium in 2011. We must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer more advanced systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives. Further, in California, our most profitable state, 35 agencies and brokers produce 45% of our premium in the state, which is 22% of our premium nationwide.
We are vulnerable to a reduction in business written through the independent agent distribution channel.
Reliance on the independent agency as our primary distribution channel makes us vulnerable to the growing popularity of direct to the consumer distribution channels, particularly the Internet. Approximately 71% of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company's products) and approximately 29% is sold by independent agents. A material reduction in business generated through the independent agency channel could negatively affect our revenues and growth opportunities.
Judicial, regulatory and legislative changes or challenges to prevailing insurance industry practices are ongoing, some of which could adversely affect our operating results.

Political, judicial, economic and financial developments occasionally lead to challenges or changes to established industry practices. Recent examples include challenges to (i) the use of credit and other rating factors in making risk selection and pricing decisions; and (ii) the use of automated databases in the adjustment of claims. Some result in class action litigation, regulatory sanctions and substantial fines or penalties. It is difficult to predict the outcome or impact of current challenges or to identify others that might be brought in the future.
The failure to maintain or to develop further reliable and efficient information technology systems would be disruptive to our operations and diminish our ability to compete successfully.
We are highly dependent on efficient and uninterrupted performance of our information technology and business systems. These systems quote, process and service our business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. We are undergoing fundamental changes and improvements to our claims and policy services platform. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and would place us at a competitive disadvantage.
The inability to recruit, develop and retain key personnel could prevent us from executing our key business and financial objectives.
Successful execution of our key business and financial objectives will depend, in part, upon the continued services of our Chief Executive Officer, James Gober, along with our ability to retain and develop key personnel and to attract new talent. The highly competitive nature of the industry, along with the advantages that larger, better-known firms possess in the recruiting process, poses a challenge. The loss of any of the executive officers or key personnel, or the inability to attract and retain new talent, could hinder us in meeting or exceeding our business and financial objectives.
If we fail to establish accurate loss reserves, our financial position and results of operations may be affected.
Our loss reserves are our best estimate of the amounts that will be paid for losses incurred as well as losses incurred but not reported. The accuracy of these estimates depends on a number of factors, including but not limited to the availability of sufficient and reliable historical data, inflationary pressures on medical and auto repair costs, changes in frequency and severity trends and changes in our claims settlement practices. Because of the inherent uncertainty involved in the practice of establishing loss reserves, ultimate losses paid could vary materially from recorded reserves and may adversely affect our operating results.
Extra-contractual losses arising from bad faith claims could materially reduce our profitability.
In California, Florida, and other states where we have substantial operations, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase our exposure to extra-contractual losses, or monetary damages beyond policy limit, in what are known as “bad faith” claims, for which reinsurance may be unavailable. Such claims have in the past, and may in the future, result in losses to us that materially reduce our profitability.
Our goodwill may be at risk for impairment if actual results regarding growth and profitability vary from our estimates.
At December 31, 2011, we had $75.3 million, or approximately $6.38 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We use a variety of methods to test goodwill for impairment, including estimates of future discounted cash flows and comparisons of our market value to our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements. If actual results differ significantly from these assumptions, the fair value of our goodwill could fall below our carrying value and we could be required to record an impairment charge.
At September 30, 2011, test results indicated that the fair value of our goodwill exceeded our carrying value and no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2011.

Low and falling market interest rates throughout 2011 and into 2012 will likely materially lower our net investment income and operating income in 2012.

At year-end, the book and market yields for our fixed income portfolio were 3.3% and 2.3%, respectively. For the past twelve months, market interest rates have fallen. For example, the 5-year Treasury note's market yield to maturity fell 118 basis points in 2011. Market rates for other fixed income sectors have fallen by similar amounts. Throughout 2011, as market yields fell and our fixed income securities matured or were prepaid, we invested those proceeds at falling market yields. Monthly investment income fell from $3.7 million in January 2011 to $3.3 million in December 2011. Without consideration for purchases and sales of securities, we expect $168.5 million of our $1.2 billion fixed income portfolio to mature in 2012. Because of the drop in interest income in 2011 as well as the expected impact of lower interest rates in 2012, we expect net investment income to fall $4.0 to $6.0 million from 2011 to 2012. If we were to sell securities and reinvest the proceeds, we would expect the impact on net investment income and operating income to be even greater.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B
Unresolved Staff Comments
None.

ITEM 2
Properties
Our insurance subsidiaries lease 471,642 square feet of office and warehouse space in numerous cities throughout the United States. All of these leases expire within seven years. The most significant leased office spaces are located in Birmingham, Alabama and suburban Los Angeles, California. See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. We own a 33,515 square foot building in McAllen, Texas and a 116,433 square foot building in Birmingham, Alabama.
ITEM 3
Legal Proceedings
See Note 13 – Legal and Regulatory Proceedings of the Notes to Consolidated Financial Statements for a discussion of our material Legal Proceedings.
ITEM 4
(Removed and Reserved)

Not applicable.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 62 registered holders of record and an estimated 2,559 total holders at February 10, 2012. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. Our closing per-share stock price on February 10, 2012 was $58.23. See Note 15 – Additional Information of the Notes to Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.
Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2010	$46.31	$36.93	$45.44	$0.14	11.8%	12.2%
June 30, 2010	49.67	43.54	46.18	0.14	1.6%	1.9%
September 30, 2010	49.80	45.01	48.77	0.14	5.6%	5.9%
December 31, 2010	64.60	48.01	61.80	0.14	26.7%	27.0%

March 31, 2011	$63.97	$54.71	$59.49	$0.18	(3.7)%	(3.4)%
June 30, 2011	62.21	49.65	54.66	0.18	(8.1)%	(7.8)%
September 30, 2011	57.34	43.64	52.48	0.18	(4.0)%	(3.7)%
December 31, 2011	61.54	51.28	56.74	0.18	8.1%	8.5%

For the twelve months ended:
December 31, 2010	$64.60	$36.93	$61.80	$0.56	52.1%	53.4%
December 31, 2011	63.97	43.64	56.74	0.72	(8.2)%	(7.0)%

(a)	Calculated by dividing the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

(b)
Calculated by dividing the sum of (i) the amount of dividends, assuming dividend reinvestment during the period presented and (ii) the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

The information required under the heading “Equity Compensation Plan Information” is provided under Item 12 herein.

During the fiscal year ended December 31, 2011, all of our equity securities sold were registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2011 by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2011 - October 31, 2011	45,000	$55.20	45,000	$48,614,999
November 1, 2011 - November 30, 2011	21,511	$54.59	21,511	$47,440,162
December 1, 2011 - December 31, 2011	7,200	$56.54	7,200	$47,032,881
Total	73,711	$55.15	73,711	$47,032,881

(a)	Average price paid per share excludes commissions.

(b)	On August 2, 2011, our Board of Directors increased the authority under our current share and debt repurchase plan by
$50.0 million and extended the date to execute the program to December 31, 2012 from December 31, 2011.

The following graph shows the percentage change in cumulative total shareholder return on our common stock over the five years ending December 31, 2011. The return is measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from December 31, 2006 through December 31, 2011.
Cumulative Total Return as of December 31, 2011

140
130
120
110
100
90
80
70
60
50
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
IPCC
NASDAQ Index
NASDAQ Insurance Stocks

(Assumes a $100 investment at the close of trading on December 31, 2006)

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
IPCC	100.00	75.28	98.35	86.61	133.20	123.87
NASDAQ U.S. Index	100.00	108.47	66.35	95.38	113.19	113.81
NASDAQ Insurance Stocks	100.00	100.21	92.82	96.94	109.16	113.68

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6
Selected Financial Data

(in thousands, except per share data)	2011	2010	2009	2008	2007
Gross written premium	$1,082,466	$952,426	$848,816	$896,902	$1,019,011
Net written premium	1,075,976	946,869	843,869	892,090	1,014,262
Net written premium growth	13.6%	12.2%	(5.4)%	(12.0)%	3.3%
Net premium earned	1,019,060	905,919	848,391	922,451	1,031,564
Total revenues	1,072,616	961,276	883,424	930,918	1,098,226
Loss & LAE ratio	75.3%	67.0%	66.5%	70.3%	70.5%
Underwriting ratio	22.7%	22.6%	22.0%	22.2%	23.0%
Combined ratio	98.0%	89.6%	88.5%	92.5%	93.5%
Net earnings	$42,063	$91,523	$70,594	$19,257	$71,944
Net earnings per diluted share	$3.39	$6.95	$5.09	$1.23	$3.87
Return on average common shareholders’ equity	6.3%	14.3%	12.3%	3.4%	11.4%
Cash and investments	$1,308,684	$1,283,624	$1,285,831	$1,190,962	$1,359,002
Total assets	1,936,758	1,852,357	1,806,327	1,739,958	1,952,300
Unpaid losses and LAE	495,403	477,833	509,114	544,756	618,409
Debt outstanding	194,810	194,729	194,651	199,567	199,496
Total liabilities	1,268,582	1,191,173	1,188,167	1,214,627	1,351,075
Shareholders’ equity	668,176	661,184	618,160	525,331	601,224
Cash dividend per common share	$0.72	$0.56	$0.48	$0.44	$0.36
Common shares outstanding	11,807	12,469	13,497	14,146	16,200
Book value per common share	$56.59	$53.03	$45.80	$37.14	$37.11
Ratios:
Debt to total capital	22.6%	22.8%	23.9%	27.5%	24.9%
Debt to tangible capital	24.7%	24.9%	26.4%	30.7%	27.5%
Interest coverage	6.0	12.9	11.1	5.9	10.8

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

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We continued to generate strong premium growth in 2011. The fourth quarter of 2011 marks the ninth consecutive quarter that we have experienced growth in written premium. This increase is a result of multiple factors, including agency incentives, a shift in business mix towards polices offering broader coverage, rate decreases in certain states and competitors' rate increases in certain states. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.

Net earnings and diluted earnings per share for the year ended December 31, 2011 were $42.1 million and $3.39, respectively, compared to $91.5 million and $6.95, respectively, for 2010. The decrease in diluted earnings per share for the year ended December 31, 2011 is primarily due to unfavorable development in 2011 versus favorable development in 2010.

We had a net realized gain on investments of $8.6 million for the year ended December 31, 2011 and a net realized gain of $10.4 million for 2010. Included in the net realized gain for the year ended December 31, 2011 is $1.4 million of other-than-temporary impairments on fixed income securities compared with $2.9 million of impairments on fixed income and equity securities during 2010.

Included in net earnings for the year ended December 31, 2011 was $2.9 million ($4.5 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves. This compares to $48.0 million ($73.9 million pre-tax) of favorable development for 2010. The following table displays combined ratio results by accident year developed through December 31, 2011.

	Accident Year Combined Ratio Developed Through					Prior Accident Year Favorable (Unfavorable) Development		Prior Accident Year Favorable (Unfavorable) Development (in millions)
	Dec.	Mar.	June	Sep.	Dec.	Q4	YTD	Q4	YTD
Accident Year	2010	2011	2011	2011	2011	2011	2011	2011	2011
Prior								$(0.4)	$(1.1)
2004	85.0%	85.0%	85.0%	84.9%	85.0%	0.0%	0.1%	0.0	0.8
2005	88.1%	88.0%	88.0%	88.0%	87.9%	(0.1)%	0.2%	0.5	1.9
2006	90.6%	90.5%	90.5%	90.4%	90.3%	(0.1)%	0.3%	0.5	2.7
2007	92.8%	92.7%	92.6%	92.5%	92.5%	0.0%	0.3%	(0.1)	2.8
2008	92.1%	92.0%	91.8%	91.8%	91.8%	0.0%	0.3%	0.0	2.8
2009	93.0%	93.0%	93.0%	93.0%	93.0%	0.0%	0.0%	0.1	(0.1)
2010	97.7%	98.0%	98.6%	99.3%	99.3%	0.0%	(1.6)%	(0.2)	(14.3)
2011 YTD		99.4%	98.7%	98.2%	97.6%
								$0.3	$(4.5)
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

An increase in severity in Florida personal injury protection coverage related to accident year 2010 was the primary source of the unfavorable development during the twelve months ended December 31, 2011. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.

Our book value per share increased 6.7% from $53.03 at December 31, 2010 to $56.59 at December 31, 2011. This increase was primarily due to earnings, net of shareholder dividends, during 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
(See Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements)
The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. We believe that the establishment of insurance reserves, the determination of “other-than-temporary” impairment on investments and accruals for litigation are the areas where the degree of judgment required to determine amounts recorded in the financial statements makes the accounting policies critical.
Insurance Reserves
Insurance reserves, or unpaid losses and LAE, are our best estimate of the ultimate amounts that will be paid for (i) all claims that have been reported up to the date of the current accounting period but have not yet been paid, (ii)  all claims that have occurred but have not yet been reported to us (“incurred but not reported” or “IBNR”), and (iii) unpaid claim settlement expenses.
We establish IBNR reserves for the quarter and year-end based on a quarterly reserve analysis by our actuarial staff. We apply various standard actuarial tests to subsets of the business at a state, product and coverage level. Included in the analyses are the following:

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
For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred losses and claim counts to estimate ultimate paid losses and claim counts. We base our selection of factors on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. This estimation of IBNR requires selection of hundreds of such factors. We then select a single point estimate for the subset evaluated from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable because of changes in settlement practices, so we have more heavily relied on incurred methods.
Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. We estimate liabilities for the costs of losses and LAE for both reported and unreported (IBNR) claims based on historical trends in the following areas adjusted for deviations in such trends:

•	Claims settlement and payment practices;

•	Business mix;

•	Coverage limits and deductibles;

•	Inflation trends in auto repair and medical costs and

•	Legal and regulatory trends affecting claims settlements.
When possible, we make quantitative and qualitative modifications to, or selections of, such factors where deviations from historical trends in these key areas exist. We analyze the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amount of reserves. The list of historical trends provided above are non-exhaustive examples of major factors that we take into account in developing these estimates.
We review loss reserve adequacy quarterly by accident year at a state and coverage level, while we review reserves quarterly for the Assumed Agency Business only at the coverage level. We adjust reserves as additional information becomes known. We reflect such adjustments in current year operations.
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

Factors that can significantly affect actual frequency include, among others, changes in weather, driving patterns or trends and class of driver. Changes in claims settlement and reserving practices can affect estimates of average frequency. Auto repair and medical cost inflation, jury awards and changes in policy limit profiles can affect loss severity. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels.
We believe that our relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 81% of our policies include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.
Ultimate loss estimates, excluding extra-contractual obligation (“ECO”) losses, usually experience the greatest adjustment within the first twelve months after the accident year. Accordingly, the highest degree of uncertainty is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and we must estimate these elements as of the current reporting date. The proportion of losses with these characteristics typically diminishes in subsequent years.
As compared with loss and LAE reserves held at December 31, 2011, the indicated results from utilized estimates of loss and LAE could range from an adequate reserve position to a redundancy of 13% or $62.5 million. These ranges do not present a forecast of future redundancy since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2011 reserve tests. Reserves recorded are our best estimate of the ultimate amounts that will be paid.
ECO losses represent estimates of losses incurred from actual or threatened litigation by claimants alleging improper handling of claims by us, which are commonly known as “bad faith” claims. Oftentimes, the onset of such litigation, subsequent discovery, settlement discussions, trial and appeal may occur several years after the date of the original claim. Because of the infrequent nature of such claims, we accrue a liability for each case based on the facts and circumstances in accordance with the Loss Contingency topic of the FASB Accounting Standards Codification, which requires that such loss be probable and estimable. As such, no reserve is permissible for IBNR for threatened litigation yet to occur on accidents with dates prior to the balance sheet date. Consequently, the effect of setting accruals for such items likely will result in unfavorable reserve development in the following reserve table.
Calendar year losses incurred for ECO losses, net of reinsurance, over the past five calendar years have ranged from $0.3 million to $18.6 million, averaging $7.1 million per year. Gross of reinsurance, ECO losses have ranged from $0.3 million to $21.1 million, averaging $7.9 million over the past five calendar years. Losses for 2011, 2010 and 2009 have been $0.8 million, $0.3 million and $0.3 million, respectively.
The following tables present the development of our loss reserves, net of reinsurance, on a GAAP basis for the calendar years 2001 through 2011. The Infinity table includes the loss reserves of the NSA Group through December 31, 2002, the addition of the Assumed Agency Business on January 1, 2003, and those of Infinity combined for 2003 and all subsequent years. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for unpaid losses and LAE - as re-estimated at December 31, 2011, shows the re-estimated liability as of December 31, 2011. The remainder of the table presents intervening development as percentages of the initially estimated liability. Additional information and experience in subsequent years results in development. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.
These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), note that each percentage includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on these tables.

(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Liability for unpaid losses & LAE:
As originally estimated*	$610	$719	$708	$669	$610	$568	$590	$524	$491	$461	$481
As re-estimated at December 31, 2011	715	800	711	610	511	464	475	403	408	466	N/A
Liability re-estimated:
One year later	101.5%	103.2%	99.2%	97.5%	94.9%	97.6%	95.0%	87.5%	85.0%	101.0%
Two years later	108.7%	107.1%	100.3%	94.2%	91.6%	91.3%	86.5%	78.7%	83.0%
Three years later	112.1%	108.5%	99.6%	93.7%	89.1%	85.2%	81.7%	76.8%
Four years later	112.8%	108.4%	100.2%	93.7%	85.6%	82.4%	80.5%
Five years later	112.9%	109.6%	101.5%	91.9%	84.0%	81.7%
Six years later	114.8%	111.6%	100.6%	91.2%	83.8%
Seven years later	117.6%	111.1%	100.3%	91.2%
Eight years later	117.5%	111.0%	100.5%
Nine years later	117.5%	111.2%
Ten years later	117.1%
Cumulative deficiency (redundancy)	17.1%	11.2%	0.5%	(8.8)%	(16.2)%	(18.3)%	(19.5)%	(23.2)%	(17.0)%	1.0%	N/A
Cumulative deficiency (redundancy) excluding ECO losses	8.3%	3.2%	(8.1)%	(17.0)%	(22.9)%	(24.1)%	(23.2)%	(23.4)%	(17.3)%	0.8%	N/A
Cumulative paid as of:
One year later**	51.3%	50.3%	48.4%	52.6%	50.3%	48.4%	54.6%	46.8%	48.2%	62.5%
Two years later	80.3%	77.1%	75.8%	72.6%	66.5%	69.1%	67.4%	61.0%	65.9%
Three years later	96.3%	94.3%	87.7%	80.1%	77.4%	74.8%	72.9%	67.9%
Four years later	105.7%	101.5%	91.6%	87.3%	79.9%	77.4%	75.8%
Five years later	109.2%	103.7%	97.4%	88.5%	81.1%	78.8%
Six years later	110.4%	108.8%	98.2%	89.3%	81.7%
Seven years later	115.8%	109.3%	98.7%	89.7%
Eight years later	116.1%	109.7%	99.0%
Nine years later	116.3%	110.0%
Ten years later	116.5%
 ________________

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

**
We made a concerted effort to increase claims staff in 2011 in anticipation of an increase in premium volume in order to maintain or improve closing ratios (defined as closed claims as a percentage of opened claims). As a result, for year-end 2010 loss reserves, we saw an increase in the cumulative paid as of one year later to 62.5%.

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE (in millions):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
As originally estimated
Net liability shown above *	$610	$719	$708	$669	$610	$568	$590	$524	$491	$461	$481
Add reinsurance recoverables	37	33	32	27	15	28	28	21	18	17	15
Gross liability	$648	$752	$740	$696	$625	$595	$618	$545	$509	$478	$495
As re-estimated at
December 31, 2011
Net liability shown above	$715	$800	$711	$610	$511	$464	$475	$403	$408	$466	N/A
Add reinsurance recoverables	81	77	58	49	39	33	32	26	23	18	N/A
Gross liability	$796	$877	$769	$659	$550	$497	$507	$429	$430	$484	N/A
Gross cumulative deficiency (redundancy)	22.9%	16.6%	4.0%	(5.3)%	(12.1)%	(16.6)%	(18.0)%	(21.3)%	(15.4)%	1.2%	N/A
Gross cumulative deficiency (redundancy) excluding ECO losses	11.7%	6.5%	(6.7)%	(15.5)%	(19.6)%	(22.8)%	(22.1)%	(21.5)%	(15.7)%	1.1%	N/A
________________

*	2002 includes $126 resulting from the addition of the Assumed Agency Business.

The following table presents (in millions) the loss reserves for the Assumed Agency Business through December 31, 2002. Development for 2002 for the Assumed Agency Business is included in the Infinity table above. Under the reinsurance agreement entered into with GAI, our insurance subsidiaries assumed the net reserves from GAI. Accordingly, gross reserves and net reserves are the same.
ASSUMED AGENCY BUSINESS

	2001	2002
Liability for unpaid losses & LAE:
As originally estimated	$116	$126
As re-estimated at December 31, 2011	117	N/A
Liability re-estimated:
One year later	106.8%
Two years later	101.6%
Three years later	103.4%
Four years later	103.7%
Five years later	101.5%
Six years later	101.3%
Seven years later	100.6%
Eight years later	99.5%
Nine years later	99.9%
Ten years later	101.1%

Cumulative deficiency (redundancy):	1.1%
Cumulative paid as of:
One year later	43.6%
Two years later	60.2%
Three years later	79.7%
Four years later	90.4%
Five years later	94.6%
Six years later	97.1%
Seven years later	98.4%
Eight years later	98.9%
Nine years later	99.7%
Ten years later	100.1%

We find it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Accident Year
2002	81.1%	79.1%	79.8%	80.5%	80.6%	80.3%	80.0%	79.8%	79.7%	79.7%
2003		78.1%	73.2%	72.9%	72.3%	71.7%	70.9%	70.5%	70.4%	70.3%
2004			71.0%	68.2%	66.3%	65.4%	64.3%	63.7%	63.4%	63.3%
2005				70.5%	69.6%	67.8%	66.2%	65.2%	64.8%	64.6%
2006					70.3%	71.0%	68.9%	67.4%	66.8%	66.5%
2007						71.9%	72.5%	71.0%	69.8%	69.5%
2008							73.5%	71.9%	69.9%	69.6%
2009								74.2%	71.0%	71.0%
2010									75.1%	76.7%
2011										74.9%
The following table summarizes the effect on each calendar year of reserve re-estimates, net of reinsurance, for each of the accident years presented. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The table includes the loss reserves of the NSA Group, the Assumed Agency Business and those of Infinity combined. Favorable reserve re-estimates are in parentheses.

(in millions)	2004	2005	2006	2007	2008	2009	2010	2011
Accident year
Prior	$23	$4	$(2)	$12	$16	$(2)	$0	$2
2002	6	5	1	(3)	(2)	(2)	(1)	(0)
2003	(34)	(2)	(4)	(4)	(5)	(3)	(1)	(0)
2004		(24)	(17)	(8)	(9)	(6)	(3)	(1)
2005			(9)	(17)	(15)	(10)	(4)	(2)
2006				7	(21)	(14)	(6)	(3)
2007					6	(16)	(12)	(3)
2008						(15)	(19)	(3)
2009							(28)	0
2010								14
Total	$(5)	$(17)	$(31)	$(13)	$(29)	$(65)	$(74)	$5
During calendar year 2011, we experienced $4.5 million of unfavorable development, primarily due to an increase in severity in Florida personal injury protection coverage related to accident year 2010.
During calendar year 2010, we experienced $73.9 million of favorable reserve development primarily from loss and LAE reserves relating to bodily injury coverage in the California, Connecticut, Florida and Pennsylvania nonstandard programs as well as in the Commercial Vehicle program.
During calendar year 2009 we experienced $65.4 million of favorable development, primarily from loss and LAE reserves relating to bodily injury and property damage coverages in the California, Florida and Pennsylvania nonstandard programs.
Other-than-Temporary Losses on Investments
The determination of whether unrealized losses on investments are “other-than-temporary” requires judgment based on subjective as well as objective factors. We consider the following factors and resources:

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

We regularly evaluate our investment portfolio for potential impairment by evaluating each security position that has any of the following: a fair value of less than 95% of our book value, an unrealized loss that equals or exceeds $100,000 or one or more impairment charges recorded in the past. In addition, we review positions held related to an issuer of a previously impaired security. The process of evaluation includes assessments of each item listed above. Since accurately predicting if or when a specific security will become other-than-temporarily impaired is not possible, total impairment charges could be material to the results of operations in a future period.
For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but we do not intend to and will not more than likely be required to sell the security before our recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, the entire amount of the impairment is treated as a credit loss.
Accruals for Litigation
We continually evaluate potential liabilities and reserves for litigation using the criteria established by the Loss Contingency topic of the FASB Accounting Standards Codification. Under this guidance, we may only record reserves for loss if the likelihood of occurrence is probable and the amount is reasonably estimable. We consider each legal action and record reserves for losses in accordance with this guidance. We believe the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against us for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we do not expect them to have a material effect on our financial condition or liquidity. See Note 13 - Legal and Regulatory Proceedings of the Notes to Consolidated Financial Statements for a discussion of our material Legal Proceedings.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of September 30, 2011 using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.
The September 30, 2011 test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Ratios
The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2011, the capital ratios of all our insurance subsidiaries exceeded the RBC requirements.
Sources of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries as well as cash and investments held by the holding company. The ordinary dividend capacity and payment activity of our insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table (in thousands):

	2012	2011	2010
Maximum ordinary dividends available to Infinity	$53,121	$96,000	$107,000
Dividends paid from subsidiaries to parent	N/A	14,250	100,000
As of December 31, 2011, the holding company had $158.3 million of cash and investments. In 2011, in order to support the premium growth in our insurance subsidiaries, we contributed net capital in the form of cash of $5.8 million. In 2012, our insurance subsidiaries may pay us up to $53.1 million in ordinary dividends without prior regulatory approval.

Our insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premium in advance of paying claims. Our insurance subsidiaries had positive cash flow from operations of approximately $72.4 million in 2011, $73.3 million in 2010 and $85.0 million in 2009. In addition, to satisfy their obligations, our insurance subsidiaries generate cash from maturing securities from their combined $1.1 billion fixed maturity portfolio.
At December 31, 2011, we had $195 million principal of senior notes due 2014, bearing a fixed 5.5% interest rate (the “Senior Notes”) outstanding. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. During 2009, we repurchased $5.0 million of the Senior Notes. (See Note 4 - Long-Term Debt of the Notes to Consolidated Financial Statements for more information on the Senior Notes).

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2011, there were no borrowings outstanding under the Credit Agreement.
In August 2010, we filed a “shelf” registration statement with the Securities and Exchange Commission, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2012, we increased our quarterly dividend to $0.225 per share from $0.18 per share. At this current amount, our 2012 annualized dividend payments will be approximately $10.6 million.

In October 2006, the Board of Directors approved a share repurchase program whereby we may repurchase up to an aggregate amount of $100 million of our outstanding common shares. On August 6, 2009, the Board of Directors increased the authority by $28.8 million to $50.0 million as of that date and modified the authority to include the repurchase of our debt. During the third quarter of 2010, we exhausted the remaining repurchase authority under this program. On August 3, 2010, our Board of
Directors approved a new $50.0 million share and debt repurchase program expiring on December 31, 2011. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. During 2011, we repurchased 780,511 shares at an average cost, excluding commissions, of $52.53. As of December 31, 2011, we had $47.0 million of authority remaining under this program.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2011, we used current funds to complete the $16.1 million purchase of the 116,433 square foot Liberty Park facility that we formerly leased in Birmingham.

We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.

Contractual Obligations

Our contractual obligations and those of our insurance subsidiaries as of December 31, 2011, were (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Loss and LAE Reserves (a)	Post-retirement Benefit Payments (b)	Total
2012	$10,725	$11,835	$295,994	$241	$318,795
2013-2014	211,088	15,927	139,619	508	$367,141
2015-2016	0	10,138	33,046	522	$43,707
2017 and after	0	645	26,744	1,318	$28,707
Total	$221,813	$38,545	$495,403	$2,590	$758,350
 ________________

(a)
We base the payout pattern for reserves for losses and LAE upon historical payment patterns and they do not represent actual contractual obligations. The timing and amounts ultimately paid will vary from these estimates, as discussed above under “Critical Accounting Policies” and in Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements.

(b)	The payments for post-retirement benefits do not represent actual contractual obligations. The payments presented represent the best estimate of future contributions.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments
General
Our Investment Committee, which is composed exclusively of independent directors, has approved our investment guidelines. The guidelines specifically address overall investment objectives, permissible assets, prohibited assets, permitted exceptions to the guidelines and credit quality.
We engage two unaffiliated money managers for our fixed income portfolio and internally manage a Vanguard exchange-traded fund designed to track the MSCI U.S. Broad Market Index for our equity portfolio. The investment managers conduct, in accordance with our investment guidelines, all of our investment purchases and sales. Our Chief Financial Officer and the Investment Committee, at least quarterly, review the performance of the money managers and compliance with our investment guidelines. National banks unaffiliated with the money managers maintain physical custody of securities.
Our consolidated investment portfolio at December 31, 2011 contained $1.2 billion in fixed maturity securities and $36.9 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders' equity on an after-tax basis. At December 31, 2011, we had pre-tax net unrealized gains of $43.3 million on fixed maturities and pre-tax net unrealized gains of $10.5 million on equity securities. Combined, the pre-tax net unrealized gain increased by $16.9 million for the twelve months ended December 31, 2011.
Approximately 94.3% of our fixed maturity portfolio at December 31, 2011 was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2011. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
Since we carry all of these securities at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of our fixed maturity portfolio was 3.0 years at December 31, 2011.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at December 31, 2011 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$124,378	$127,798	10.4%
Government-sponsored enterprises	55,220	56,170	4.6%
Total U.S. government and agencies	179,598	183,968	15.0%
State and municipal	391,436	409,388	33.4%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	225,506	236,370	19.3%
Commercial mortgage-backed securities	19,751	20,369	1.7%
Collateralized mortgage obligations:
PAC	13,287	13,650	1.1%
Sequentials	12,021	12,351	1.0%
Junior	602	509	0.0%
Whole loan	1,537	1,592	0.1%
Total CMO	27,447	28,103	2.3%
Asset-backed securities:
Auto loans	19,074	19,293	1.6%
Home equity	505	508	0.0%
Credit card receivables	28,713	28,715	2.3%
Miscellaneous	110	112	0.0%
Total ABS	48,403	48,628	4.0%
Total mortgage-backed, CMOs and asset-backed	321,107	333,469	27.2%
Corporates
Investment grade	188,348	193,390	15.8%
Non-investment grade	64,198	67,772	5.5%
Total corporates	252,546	261,162	21.3%
Total fixed maturities	1,144,687	1,187,987	97.0%
Equity securities	26,413	36,930	3.0%
Total investment portfolio	$1,171,100	$1,224,917	100.0%

The following table presents the returns of our investment portfolios based on quarterly investment balances as reflected in the financial statements.

	Twelve months ended December 31,
	2011	2010	2009
Return on fixed income securities:
Excluding realized gains and losses	3.5%	3.8%	4.2%
Including realized gains and losses	4.0%	4.6%	3.0%
Return on equity securities:
Excluding realized gains and losses	2.7%	2.8%	2.5%
Including realized gains and losses	13.3%	5.7%	2.8%
Return on all investments:
Excluding realized gains and losses	3.5%	3.7%	4.2%
Including realized gains and losses	4.2%	4.6%	3.0%
Exposure to Market Risk
Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk and, to a lesser extent, equity price risk.
Changes in market interest rates directly affect the fair value of our fixed maturity portfolio. Generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. In addition, higher market rates available for new funds available for investment partially mitigate the risk of loss in fair value. We manage the portfolios of our insurance companies to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.
Interest Rate Risk
The fair values of our fixed maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in fair values of those instruments. Additionally, the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions may affect fair values of interest rate sensitive instruments.
The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates resulting from parallel shifts in market yield curves on our fixed maturity portfolio and long-term debt. We assume that we will realize the effects immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table.

(in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	—	50	100	200
Fair value of fixed maturity portfolio	$1,261,761	$1,224,102	$1,205,926	$1,187,987	$1,169,336	$1,149,497	$1,109,224
Fair value of long-term debt	215,826	211,481	209,350	207,246	205,169	203,118	199,094

The following table provides information about our fixed maturity investments at December 31, 2011, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

(in thousands)	Expected Principal Cash Flows
	MBS, CMO and ABS only	Excluding MBS, CMO and ABS	Total
For the twelve months ending December 31,
2012	$72,759	$95,705	$168,464
2013	63,377	86,905	150,282
2014	56,463	102,643	159,106
2015	32,614	140,140	172,754
2016	22,878	171,394	194,273
Thereafter	69,565	191,540	261,105
Total	$317,657	$788,327	$1,105,984
The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented above.
Credit Risk

We manage credit risk by diversifying our portfolio to avoid concentrations in any single industry group or issuer and by

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. government and agencies securities, is $7.3 million or 0.6% of the fixed income investment portfolio. The top five investments in fixed income securities, excluding those issued by the U.S. government and its agencies, make up 2.5% of the fixed income portfolio. The fair value of non-performing fixed maturities, securities that have not produced their stated rate of investment income during the previous twelve months, was $0.2 million or less than 0.1% of the $1.2 billion portfolio as of December 31, 2011.
The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$0	$183,968	$0	$0	$0	$183,968	15.5%
State and municipal	30,936	259,696	110,897	7,859	0	409,388	34.5%
Mortgage-backed, asset-backed and CMO	70,023	263,446	0	0	0	333,469	28.1%
Corporates	0	16,335	130,367	46,688	67,772	261,162	22.0%
Total fair value	$100,959	$723,445	$241,265	$54,547	$67,772	$1,187,987	100.0%
% of total fair value	8.5%	60.9%	20.3%	4.6%	5.7%	100.0%
Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. We have only modest exposure to these types of investments. At
December 31, 2011, our fixed maturity portfolio included three securities having a fair value of $1.0 million with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.

The following table presents the credit rating and fair value of our residential mortgage-backed securities at December 31, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2006	$0	$1,420	$0	$0	$0	$1,420	0.6%
2007	0	7,229	0	0	0	7,229	3.1%
2008	0	32,686	0	0	0	32,686	13.8%
2009	0	45,070	0	0	0	45,070	19.1%
2010	0	91,782	0	0	0	91,782	38.8%
2011	0	58,183	0	0	0	58,183	24.6%
Total fair value	$0	$236,370	$0	$0	$0	$236,370	100.0%
% of total fair value	0.0%	100.0%	0.0%	0.0%	0.0%	100.0%

All of the $236.4 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”)

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at December 31, 2011 by deal origination year (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2002	$1,300	$0	$0	$0	$0	$1,300	6.4%
2003	282	0	0	0	0	282	1.4%
2004	4,003	0	0	0	0	4,003	19.7%
2005	6,839	0	0	0	0	6,839	33.6%
2006	7,064	0	0	0	0	7,064	34.7%
2007	881	0	0	0	0	881	4.3%
Total fair value	$20,369	$0	$0	$0	$0	$20,369	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

None of the $20.4 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at December 31, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
1999	$0	$509	$0	$0	$0	$509	1.8%
2002	1,592	1,735	0	0	0	3,327	11.8%
2003	1,397	3,861	0	0	0	5,258	18.7%
2004	647	3,154	0	0	0	3,801	13.5%
2009	0	9,013	0	0	0	9,013	32.1%
2010	0	3,839	0	0	0	3,839	13.7%
2011	0	2,354	0	0	0	2,354	8.4%
Total fair value	$3,637	$24,466	$0	$0	$0	$28,103	100.0%
% of total fair value	12.9%	87.1%	0.0%	0.0%	0.0%	100.0%

Of the $28.1 million of collateralized mortgage obligations, $23.2 million were issued by GSEs.

The following table presents the credit rating and fair value of our ABS portfolio at December 31, 2011 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2001	$75	$0	$0	$0	$0	$75	0.2%
2003	5,808	0	0	0	0	5,808	11.9%
2004	4,988	0	0	0	0	4,988	10.3%
2007	3,726	0	0	0	0	3,726	7.7%
2008	5,264	0	0	0	0	5,264	10.8%
2009	10,566	521	0	0	0	11,087	22.8%
2010	2,305	2,089	0	0	0	4,395	9.0%
2011	13,285	0	0	0	0	13,285	27.3%
Total fair value	$46,017	$2,610	$0	$0	$0	$48,628	100.0%
% of total fair value	94.6%	5.4%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows our fixed maturity securities, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2011 (in thousands).

NAIC Rating	Comparable S&P Rating	Amortized Cost	Total Fair Value	% of Total Fair Value
1	AAA, AA, A	$1,035,211	$1,073,418	90.4%
2	BBB	52,175	54,083	4.6%
	Total investment grade	1,087,386	1,127,501	94.9%
3	BB	48,228	51,038	4.3%
4	B	8,738	9,113	0.8%
5	CCC, CC, C	0	0	0.0%
6	D	335	335	0.0%
	Total non-investment grade	57,300	60,486	5.1%
	Total	$1,144,687	$1,187,987	100.0%

Our investment portfolio consists of $409.4 million of state and municipal bonds, of which $175.0 million are insured. Of the insured bonds, 49.6% are insured with MBIA, 27.6% with Assured Guaranty, 21.9% with AMBAC, 0.7% with Berkshire
Hathaway and 0.2% are insured with XL Group. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio at December 31, 2011 (in thousands):

	Municipal Bonds
	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Total Fair Value
AAA	$3,169	1.8%	$27,767	11.8%	$30,936	7.6%
AA+, AA, AA-	102,944	58.8%	156,752	66.9%	259,696	63.4%
A+, A, A-	60,989	34.9%	49,908	21.3%	110,897	27.1%
BBB+, BBB, BBB-	7,859	4.5%	0	0.0%	7,859	1.9%
Total	$174,960	100.0%	$234,428	100.0%	$409,388	100.0%

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at
December 31, 2011 (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
TX	$12,865	$21,141	$4,558	$0	$0	$38,564	9.4%
NY	0	36,277	0	0	0	36,277	8.9%
FL	0	16,505	13,911	0	0	30,416	7.4%
GA	2,855	10,371	3,324	4,856	0	21,405	5.2%
VA	1,023	19,750	0	0	0	20,774	5.1%
IN	0	15,447	3,866	0	0	19,312	4.7%
WA	1,418	14,210	1,792	0	0	17,420	4.3%
CO	0	9,310	7,144	0	0	16,455	4.0%
IL	0	2,426	11,610	0	0	14,037	3.4%
UT	0	4,839	8,002	0	0	12,841	3.1%
All other states	12,775	109,419	56,690	3,003	0	181,888	44.4%
Total fair value	$30,936	$259,696	$110,897	$7,859	$0	$409,388	100.0%
% of total fair value	7.6%	63.4%	27.1%	1.9%	0.0%	100.0%

The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at December 31, 2011 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
TX	$4,156	$10,593	$23,815	$0	$38,564	9.4%
NY	0	6,414	29,864	0	36,277	8.9%
FL	3,736	0	18,576	8,104	30,416	7.4%
GA	4,008	607	16,790	0	21,405	5.2%
VA	0	6,082	14,692	0	20,774	5.1%
IN	0	0	19,312	0	19,312	4.7%
WA	2,167	3,815	11,437	0	17,420	4.3%
CO	0	0	13,410	3,045	16,455	4.0%
IL	770	951	12,315	0	14,037	3.4%
UT	0	0	12,841	0	12,841	3.1%
All other states	20,357	32,433	126,994	2,103	181,888	44.4%
Total fair value	$35,193	$60,897	$300,047	$13,252	$409,388	100.0%
% of total fair value	8.6%	14.9%	73.3%	3.2%	100.0%

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at December 31, 2011 (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
TX	$11,856	$7,494	$3,023	$1,442	$23,815	7.9%
NY	8,094	0	8,037	13,732	29,864	10.0%
FL	11,896	0	0	6,680	18,576	6.2%
GA	8,213	5,096	1,441	2,040	16,790	5.6%
VA	1,057	0	3,801	9,834	14,692	4.9%
IN	3,280	1,289	9,124	5,620	19,312	6.4%
WA	0	8,228	0	3,209	11,437	3.8%
CO	5,893	0	7,516	0	13,410	4.5%
IL	8,255	0	2,210	1,850	12,315	4.1%
UT	0	8,002	0	4,839	12,841	4.3%
All other states	46,756	25,354	18,819	36,065	126,994	42.3%
Total fair value	$105,301	$55,462	$53,972	$85,311	$300,047	100.0%
% of total fair value	35.1%	18.5%	18.0%	28.4%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at
December 31, 2011 (in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$12,879	$52,592	$10,499	$10,531	$86,501	33.1%
Consumer, Non-cyclical	0	2,140	34,306	10,864	5,095	$52,405	20.1%
Energy	0	0	28,740	6,493	10,697	$45,930	17.6%
Communications	0	0	0	8,844	9,886	$18,731	7.2%
Utilities	0	0	8,766	6,415	3,498	$18,680	7.2%
Industrial	0	0	2,861	0	11,393	$14,254	5.5%
Consumer, Cyclical	0	1,316	0	817	11,003	$13,136	5.0%
Basic Materials	0	0	0	1,230	4,122	$5,352	2.0%
Technology	0	0	1,027	1,526	1,546	$4,099	1.6%
Foreign Government	0	0	2,074	0	0	$2,074	0.8%
Total fair value	$0	$16,335	$130,367	$46,688	$67,772	$261,162	100.0%
% of total fair value	0.0%	6.3%	49.9%	17.9%	26.0%	100.0%

Included in our investments in corporate fixed income securities at December 31, 2011 are $42.7 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Canada	$0	$0	$8,676	$1,070	$2,909	$12,655	29.6%
Britain	0	4,537	6,101	0	0	$10,638	24.9%
Germany	0	0	4,101	0	0	$4,101	9.6%
Australia	0	0	3,732	0	0	$3,732	8.7%
Netherlands	0	0	3,700	0	0	$3,700	8.7%
Switzerland	0	0	2,969	0	0	$2,969	6.9%
Cayman Islands	0	0	935	0	1,139	$2,075	4.9%
South Korea	0	0	2,074	0	0	$2,074	4.9%
Aruba	0	0	801	0	0	$801	1.9%
Total fair value	$0	$4,537	$33,090	$1,070	$4,049	$42,745	100.0%
% of total fair value	0.0%	10.6%	77.4%	2.5%	9.5%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

The $2.1 million investment with a South Korean issuer or guarantor is an investment in that government's sovereign debt. All other investments in this table represent bonds issued by corporations.

Equity Price Risk
Equity price risk is the potential economic loss from adverse changes in equity security prices. Our exposure to equity price risk is limited, as our equity investments comprise only 3.0% of our total investment portfolio. At December 31, 2011, the fair value of our equity portfolio was $36.9 million.

Results of Operations
Underwriting
Premium
Our net earned premium was as follows ($ in thousands):

	Twelve months ended December 31,
	2011	2010	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$858,416	$750,519	$107,898	14.4%
Non-urban Zones	124,407	109,361	15,046	13.8%
Total Focus States	982,823	859,880	122,944	14.3%
Maintenance States	17,026	16,670	356	2.1%
Other States	7,399	8,650	(1,251)	(14.5)%
Total Personal Auto	1,007,249	885,200	122,049	13.8%
Commercial Vehicle	64,444	57,206	7,237	12.7%
Classic Collector	10,774	10,020	753	7.5%
Total gross written premium(1)	1,082,466	952,426	130,040	13.7%
Ceded reinsurance	(6,490)	(5,558)	(933)	16.8%
Net written premium	1,075,976	946,869	129,107	13.6%
Change in unearned premium	(56,916)	(40,950)	(15,966)	39.0%
Net earned premium	$1,019,060	$905,919	$113,141	12.5%

	Twelve months ended December 31,
	2010	2009	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$750,519	$660,334	$90,185	13.7%
Non-urban Zones	109,361	89,221	20,140	22.6%
Total Focus States	859,880	749,554	110,325	14.7%
Maintenance States	16,670	18,938	(2,268)	(12.0)%
Other States	8,650	13,465	(4,815)	(35.8)%
Total Personal Auto	885,200	781,957	103,243	13.2%
Commercial Vehicle	57,206	53,632	3,574	6.7%
Classic Collector	10,020	13,118	(3,098)	(23.6)%
Other	0	109	(109)	(100.1)%
Total gross written premium(1)	952,426	848,816	103,611	12.2%
Ceded reinsurance	(5,558)	(4,947)	(611)	12.3%
Net written premium	946,869	843,869	103,000	12.2%
Change in unearned premium	(40,950)	4,522	(45,472)	NM
Net earned premium	$905,919	$848,391	$57,528	6.8%

(1)	2009 excludes less than $(0.1) million of premium written on behalf of other companies.
NM = Not meaningful

The following table shows our policies in force:

	Twelve months ended December 31,
	2011	2010	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	713,697	659,714	53,983	8.2%
Non-urban Zones	94,539	83,327	11,212	13.5%
Total Focus States	808,236	743,041	65,195	8.8%
Maintenance States	15,278	14,720	558	3.8%
Other States	3,903	5,027	(1,124)	(22.4)%
Total Personal Auto	827,417	762,788	64,629	8.5%
Commercial Vehicle	35,108	32,191	2,917	9.1%
Classic Collector	35,527	34,087	1,440	4.2%
Total policies in force	898,052	829,066	68,986	8.3%

	Twelve months ended December 31,
	2010	2009	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	659,714	586,963	72,751	12.4%
Non-urban Zones	83,327	69,441	13,886	20.0%
Total Focus States	743,041	656,404	86,637	13.2%
Maintenance States	14,720	15,600	(880)	(5.6)%
Other States	5,027	7,626	(2,599)	(34.1)%
Total Personal Auto	762,788	679,630	83,158	12.2%
Commercial Vehicle	32,191	28,120	4,071	14.5%
Classic Collector	34,087	41,312	(7,225)	(17.5)%
Total policies in force	829,066	749,062	80,004	10.7%

2011 compared to 2010
Gross written premium grew 13.7% during the twelve months ended December 31, 2011 compared with the twelve months ended December 31, 2010. During 2011, we implemented rate revisions in various states with an overall rate increase of 2.2%. Policies in force at December 31, 2011 increased 8.3% compared with 2010. Gross written premium grew more than policies in force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with coverage that is more restricted.

During 2011, personal auto insurance gross written premium in our Focus States grew 14.3% when compared with 2010. The increase in gross written premium is primarily due to growth in Arizona, California, Florida, Georgia and Texas.

•	Arizona gross written premium grew 20.9% during the twelve months ended December 31, 2011. This growth is primarily a result of modest rate decreases.

•
California gross written premium grew 12.0% during the twelve months ended December 31, 2011. Rate actions taken by competitors and a shift in business mix to policies offering broader coverage have stimulated premium growth in the state.

•
Florida gross written premium grew 25.2% during the twelve months ended December 31, 2011. This growth is primarily a result of higher business retention and rate increases in the state. Our rate increases were not as significant as those made by our competitors and therefore did not negatively impact our ability to grow.

•	Georgia gross written premium grew 24.4% during the twelve months ended December 31, 2011. This growth is primarily a result of modest rate decreases coupled with a shift in business mix to policies offering broader coverage.

•
Texas gross written premium grew 15.0% during the twelve months ended December 31, 2011. This growth primarily occurred in the first half of 2011 and related to rate decreases taken in 2010. We raised rates in this state during the second half of 2011 to improve profitability.

Gross written premium in the Maintenance States grew 2.1% during the twelve months ended December 31, 2011 primarily due to growth in Tennessee.

Our Commercial Vehicle gross written premium grew 12.7% during the twelve months ended December 31, 2011. This growth is primarily due to growth in California resulting from the appointment of new agents.

2010 compared to 2009
Gross written premium grew 12.2% during the twelve months ended December 31, 2010 compared with the twelve months ended December 31, 2009. During 2010, we implemented 22 rate revisions in various states with an overall rate increase of 1.3%. Policies in force at December 31, 2010 increased 10.7% compared with the same period in 2009. Gross written premium grew more than policies in force due to a shift in business mix toward policies offering broader coverage. These policies typically generate a higher premium per policy than those with coverage that is more restricted.
During 2010, personal auto insurance gross written premium in our Focus States grew 14.7% when compared with 2009, with growth in all states excluding Nevada. The increase in gross written premium is primarily a result of growth in California, Florida and Texas.

•
California gross written premium grew 3.2% during 2010 compared to 2009. We believe that two program revisions that became effective in California during the second quarter of 2010 have allowed us to segment our rates more effectively. These revisions, coupled with increases in commissions and other agency incentives, have stimulated growth in the state.

•
Florida gross written premium grew 50.6% during 2010 compared to 2009. The overall increase in Non-urban Zone premium is a result of growth in Florida. Florida’s gross written premium growth is attributable to increased marketing efforts coupled with underwriting restrictions and rate increases recently implemented by competitors. We took aggressive actions in 2008 and 2009 in advance of competitors to improve profit margins in Florida. We have increased rates 14.9% in the twelve months ended December 31, 2010 and modified certain underwriting rules in the state.

•	Texas gross written premium grew by 31.0% during 2010 compared to 2009. The growth in premiums in Texas primarily relates to the standard program, which we introduced in late 2009.
Gross written premium in the Maintenance States declined 12.0% during 2010 compared to 2009, primarily due to declines in South Carolina and Colorado. We increased rates in several of the Maintenance States during 2009 in an effort to improve profitability.
Our Commercial Vehicle gross written premium grew 6.7% during 2010 compared to 2009. This growth is primarily due to growth in California resulting from the appointment of new agents.

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

LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned. On a statutory basis, these items are expensed as incurred. We capitalize costs for computer software developed or obtained for internal use under GAAP and amortize the costs over the software’s useful life, rather than expense them as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

The following table presents the statutory and GAAP combined ratios:

	Twelve months ended December 31,
	2011			2010			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	75.0%	20.5%	95.5%	67.9%	21.6%	89.5%	7.0%	(1.1)%	6.0%
Non-urban Zones	79.5%	20.2%	99.7%	71.2%	21.9%	93.1%	8.3%	(1.7)%	6.6%
Total Focus States	75.5%	20.5%	96.0%	68.3%	21.6%	89.9%	7.2%	(1.1)%	6.1%
Maintenance States	83.8%	26.7%	110.5%	58.9%	27.8%	86.7%	24.9%	(1.1)%	23.8%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	75.8%	20.5%	96.3%	67.7%	21.7%	89.4%	8.1%	(1.2)%	6.8%
Commercial Vehicle	70.6%	17.9%	88.5%	68.7%	20.5%	89.2%	1.9%	(2.6)%	(0.7)%
Classic Collector	63.5%	38.7%	102.2%	37.1%	42.0%	79.1%	26.3%	(3.3)%	23.1%
Total statutory ratios	75.4%	20.4%	95.8%	67.0%	21.4%	88.4%	8.4%	(1.0)%	7.4%
Total statutory ratios excluding development	75.0%	20.4%	95.4%	75.1%	21.4%	96.6%	(0.2)%	(1.0)%	(1.2)%
GAAP ratios	75.3%	22.7%	98.0%	67.0%	22.6%	89.6%	8.4%	0.1%	8.4%
GAAP ratios excluding development	74.9%	22.7%	97.6%	75.1%	22.6%	97.7%	(0.2)%	0.1%	(0.2)%
________________
NM: Not meaningful due to the low premium for these lines.

	Twelve months ended December 31,
	2010			2009			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	67.9%	21.6%	89.5%	68.5%	20.2%	88.7%	(0.6)%	1.4%	0.8%
Non-urban Zones	71.2%	21.9%	93.1%	67.5%	21.2%	88.6%	3.7%	0.7%	4.5%
Total Focus States	68.3%	21.6%	89.9%	68.4%	20.3%	88.7%	0.0%	1.3%	1.3%
Maintenance States	58.9%	27.8%	86.7%	57.9%	25.4%	83.3%	1.0%	2.4%	3.4%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	67.7%	21.7%	89.4%	68.2%	20.5%	88.7%	(0.5)%	1.2%	0.7%
Commercial Vehicle	68.7%	20.5%	89.2%	72.3%	21.6%	93.8%	(3.6)%	(1.1)%	(4.7)%
Classic Collector	37.1%	42.0%	79.1%	37.3%	42.4%	79.7%	(0.1)%	(0.4)%	(0.6)%
Total statutory ratios	67.0%	21.4%	88.4%	66.5%	20.7%	87.2%	0.4%	0.8%	1.2%
Total statutory ratios excluding development	75.1%	21.4%	96.6%	74.2%	20.7%	94.9%	0.9%	0.8%	1.7%
GAAP ratios	67.0%	22.6%	89.6%	66.5%	22.0%	88.5%	0.5%	0.6%	1.1%
GAAP ratios excluding development	75.1%	22.6%	97.7%	74.2%	22.0%	96.2%	0.9%	0.6%	1.6%
________________
NM: Not meaningful due to the low premium for these lines.

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.
2011 compared to 2010
The statutory combined ratio for the twelve months ended December 31, 2011 increased by 7.4 points when compared to the twelve months ended December 31, 2010. The twelve months ended December 31, 2011 included $4.5 million of unfavorable development on prior year loss and LAE reserves. The twelve months ended December 31, 2010 included $73.9 million of favorable development on prior year loss and LAE reserves. An increase in severity in Florida personal injury protection coverage related to accident year 2010 was the primary source of the unfavorable development during the twelve months ended December 31, 2011. Excluding the effect of development from all periods, the statutory combined ratio decreased by 1.2 points for the twelve months ended December 31, 2011 when compared to the twelve months ended December 31, 2010. The GAAP combined ratio for the twelve months ended December 31, 2011 increased by 8.4 points when compared to the twelve months ended December 31, 2010. Excluding the effect of development, the GAAP combined ratio decreased by 0.2 points during the twelve months ended December 31, 2011 when compared to the twelve months ended December 31, 2010. We expect the GAAP combined ratio to be between 97.5% and 98.5% for the year ending December 31, 2012.
Losses from catastrophes were $4.4 million for the twelve months ended December 31, 2011 compared to $3.7 million for the twelve months ended December 31, 2010.
The combined ratio in the Focus States increased by 6.1 points for the twelve months ended December 31, 2011, primarily due to increases in the loss and LAE ratio in California. This increase was a result of unfavorable development on prior year loss and LAE reserves in the state versus favorable development in 2010.
The combined ratio in the Maintenance States increased 23.8 points during the twelve months ended December 31, 2011 when compared to 2010, primarily due to increases in the loss and LAE ratios in Alabama and Tennessee. We experienced $0.7 million in catastrophe losses during the year in these states.
The loss and LAE ratio for the Commercial Vehicle product increased by 1.9 points during the twelve months ended December 31, 2011 when compared to 2010. This increase was primarily due to an increase in the loss ratio in California. This increase was more than offset by a decline in the underwriting ratio of 2.6 points. As Commercial Vehicle premium has grown, the ratio of fixed underwriting costs to premium has declined.

The loss and LAE ratio for the Classic Collector product increased by 26.3 points during the twelve months ended December 31, 2011 due to several large losses during the year.
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
Catastrophe related losses were $3.7 million and $1.0 million during 2010 and 2009, respectively.
The 1.3 point increase in the Focus States’ combined ratio for the year ended December 31, 2010 was primarily driven by an increase in the underwriting ratio. The underwriting ratio was up due to growth in new business, on which the Company pays higher commission rates. The Urban Zone loss and LAE ratio declined slightly because of improvement in the California Urban Zones. An increase in the Non-urban Zone loss and LAE ratio, driven by Florida Non-urban Zones, offset this decline. Florida’s Non-urban zone loss ratio rose because of growth in new business in late 2009 and into 2010. Infinity has taken actions, including raising rates and modifying certain underwriting standards, to improve the underperforming segments of the Florida business.

The combined ratio in the Maintenance States increased 3.4 points for the year ended December 31, 2010, primarily due to an increase in the underwriting ratio in Tennessee.
The loss and LAE ratio for the Commercial Vehicle business declined by 3.6 points during the year ended December 31, 2010 when compared with 2009, primarily because of favorable development on loss reserves. Additionally, we experienced several large losses in its Commercial Vehicle business during 2009.
Net Investment Income
Investment income primarily includes gross investment revenue and investment management fees as shown in the following table (in thousands):

	Twelve months ended December 31,
	2011	2010	2009
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$41,900	$45,813	$50,567
Dividends on equity securities	693	853	782
Gross investment income	$42,593	$46,666	$51,349
Investment expenses	(2,036)	(2,033)	(1,930)
Net investment income	$40,557	$44,633	$49,418
Average investment balance, at cost	$1,225,233	$1,244,763	$1,222,816
Returns excluding realized gains and losses	3.5%	3.7%	4.2%
2011 compared to 2010
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the year ended December 31, 2011 declined compared to 2010 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
2010 compared to 2009
Net investment income for the year ended December 31, 2010 declined compared to 2009 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.

Realized Gains (Losses) on Investments
We recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended
	December 31, 2011
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$7,295	$(1,447)	$5,848
Equities	2,750	0	2,750
Total	$10,045	$(1,447)	$8,598

	Twelve months ended
	December 31, 2010
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$12,423	$(2,902)	$9,521
Equities	921	(4)	917
Total	$13,344	$(2,906)	$10,438

	Twelve months ended
	December 31, 2009
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$4,914	$(19,850)	$(14,936)
Equities	112	0	112
Total	$5,026	$(19,850)	$(14,824)
2011 compared to 2010
The total realized gain in 2011 was primarily a result of securities sold to utilize the remainder of our capital loss carryforward.
2010 compared to 2009
The total realized gain in 2010 was primarily a result of securities sold to utilize a portion of our capital loss carryforward.

Gain on Sale of Subsidiaries
On December 31, 2011, we completed the sale of two inactive, shell subsidiary companies to an unaffiliated third party for $16.2 million. The total gain recorded on a GAAP basis was $4.1 million. In the future we intend to sell or dissolve other inactive shell companies. The primary reason for the sale of the companies is to reduce the administrative costs associated with maintaining licenses that are no longer needed to support our insurance operations.

Other Income

Other income of $0.3 million, $0.3 million and $0.4 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively, is made up of items of a non-recurring nature.

Interest Expense

(in thousands)	Twelve months ended December 31,
	2011	2010	2009
Senior Notes	$10,807	$10,802	$11,055

The Senior Notes carry a coupon rate of 5.50%, effective yield of 5.55%, and require no principal payment until maturity in February 2014. (See Note 4 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the Senior Notes).
Corporate General and Administrative Expenses

(in thousands)	Twelve months ended December 31,
	2011	2010	2009
Corporate general and administrative expenses	$7,664	$7,814	$6,713
2011 compared to 2010
Corporate general and administrative expenses declined just $0.2 million dollars in 2011 when compared to 2010.
2010 compared to 2009
Corporate general and administrative expenses increased by $1.1 million in 2010 compared to 2009. The increase is primarily due to an increase in the accrual for Performance Share Plan expense. Due to premium growth, we accrued expense for a larger share award than was previously anticipated. (See Note 7 – Share-Based Compensation of the Notes to the Consolidated Financial Statements for additional information on the Performance Share Plan.)

Other Expenses

(in thousands)	Twelve months ended December 31,
	2011	2010	2009
Corporate litigation expense	$630	$(205)	$771
Loss on subleases	(824)	1,911	1,447
Loss on disposal of EDP software and equipment	635	71	111
Other	893	548	1,439
Total other expenses	$1,334	$2,324	$3,768
2011 compared to 2010
Other expenses for the twelve months ended December 31, 2011 declined $1.0 million, primarily due a $2.7 million decline in sublease losses. In 2011, we reversed $1.0 million in sublease losses previously recognized for space that we no longer intend to sublet.
2010 compared to 2009
Other expenses for the twelve months ended December 31, 2010 declined $1.4 million, primarily due a $1.0 million decline in corporate litigation expense, which includes the release of approximately $0.4 million in reserves related to class action lawsuits during 2010. This decline was offset partially by a $0.5 million increase in sublease losses.

Income Taxes
The following table reconciles our U.S. statutory rate and effective tax rate for the periods ended December 31, 2011, 2010 and 2009.

	Twelve months ended December 31,
	2011	2010	2009
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends received deduction	(0.3)%	(0.1)%	(0.2)%
Tax exempt interest	(6.5)%	(2.8)%	(2.3)%
Adjustment to valuation allowance	(6.5)%	(3.2)%	3.9%
Other	0.3%	0.0%	0.1%
Effective tax rate	22.1%	28.8%	36.5%
We previously recorded a valuation allowance equal to 100% of the available capital loss carryforward. As capital gains are generated, we take credit for the deferred tax asset and reduce the valuation allowance. In 2011, the capital loss carryforward was fully utilized. In addition, we include the tax on losses recorded on other-than-temporarily impaired securities in the valuation allowance.
Recently Issued Accounting Standards
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

During 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to the accounting for the deferral of costs associated with successful acquisition or renewal of insurance contracts. This standard is intended to reduce diversity in practice and is effective for fiscal years beginning after December 15, 2011. We currently estimate that we will have approximately $10.0 million to $12.0 million of deferred acquisition cost that will no longer meet the criteria for deferral as of January 1, 2012. The resulting decrease in book value per share will be approximately $0.55 to $0.66. Pursuant to the guidance, we will elect to adopt this standard on a retrospective basis and, therefore, will recognize the majority of the effect of this accounting change as an adjustment to beginning retained earnings, with the change in the new deferral amount being recognized in income in each year presented.

Presentation of Comprehensive Income

During 2011, the FASB issued an accounting standards update related to the presentation of comprehensive income. Under the new guidance, an entity can present comprehensive income in a single continuous statement or in two separate but consecutive statements. This standard is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The new guidance affects presentation only and will have no impact on our results of operations or financial position.

ITEM 7A
Quantitative and Qualitative Disclosures about Market Risk
The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Exposure to Market Risk.
ITEM 8
Financial Statements and Supplementary Data

ITEM 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011 which is included herein.
Because of our inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and we take actions to correct deficiencies as we identify them.
Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries
We have audited Infinity Property and Casualty Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 28, 2012

ITEM 9B
Other Information
None.
PART III
ITEM 10
Directors, Executive Officers and Corporate Governance
We make available free of charge within the Investor Relations section of our website at www.infinityauto.com, our Corporate Governance Guidelines, the Charter of each standing committee of the Board of Directors, and the Code of Ethics adopted by the Board and applicable to all of our directors, officers and employees. Requests for copies may be directed to our Corporate Secretary at Infinity Property and Casualty Corporation, 3700 Colonnade Parkway, Suite 600, Birmingham, Alabama 35243. We intend to disclose any amendments to the Code of Ethics, and any waiver from a provision of the Code of Ethics granted to our Chief Executive Officer or Chief Financial Officer, on our website following such amendment or waiver. We may disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 23, 2012.
ITEM 11
Executive Compensation
Incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 23, 2012.
ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 23, 2012.
ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 23, 2012.
ITEM 14
Principal Accountant Fees and Services
Incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 23, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited Infinity Property and Casualty Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 28, 2012

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Twelve months ended December 31,
	2011	2010	% Change	2009	% Change
Revenues:
Earned premium	$1,019,060	$905,919	12.5%	$848,391	6.8%
Net investment income	40,557	44,633	(9.1)%	49,418	(9.7)%
Net realized gains (losses) on investments*	8,598	10,438	(17.6)%	(14,824)	NM
Gain on sale of subsidiaries	4,139	0	0.0%	0	0.0%
Other income	261	286	(8.8)%	439	(34.8)%
Total revenues	$1,072,616	$961,276	11.6%	$883,424	8.8%
Costs and Expenses:
Losses and loss adjustment expenses	$767,629	$606,709	26.5%	$564,160	7.5%
Commissions and other underwriting expenses	231,206	205,035	12.8%	186,570	9.9%
Interest expense	10,807	10,802	0.0%	11,055	(2.3)%
Corporate general and administrative expenses	7,664	7,814	(1.9)%	6,713	16.4%
Loss on repurchase of debt	0	0	0.0%	11	(100.0)%
Other expenses	1,334	2,324	(42.6)%	3,768	(38.3)%
Total costs and expenses	$1,018,639	$832,684	22.3%	$772,276	7.8%
Earnings before income taxes	53,977	128,591	(58.0)%	111,147	15.7%
Provision for income taxes	11,915	37,069	(67.9)%	40,553	(8.6)%
Net Earnings	$42,063	$91,523	(54.0)%	$70,594	29.6%
Earnings per Common Share:
Basic	$3.47	$7.13	(51.3)%	$5.17	37.9%
Diluted	3.39	6.95	(51.2)%	5.09	36.5%
Average Number of Common Shares:
Basic	12,111	12,843	(5.7)%	13,658	(6.0)%
Diluted	12,414	13,170	(5.7)%	13,870	(5.0)%
Cash Dividends per Common Share	$0.72	$0.56	28.6%	$0.48	16.7%
* Net realized gains before impairment losses	$10,045	$13,344	(24.7)%	$5,026	165.5%
Total other-than-temporary impairment (OTTI) losses	(2,302)	(1,774)	29.8%	(11,861)	(85.0)%
Non-credit portion in other comprehensive income	1,040	703	47.9%	3,783	(81.4)%
OTTI losses reclassified from other comprehensive income	(185)	(1,836)	(89.9)%	(11,772)	(84.4)%
Net impairment losses recognized in earnings	$(1,447)	$(2,906)	(50.2)%	$(19,850)	(85.4)%
Total net realized gains (losses) on investments	$8,598	$10,438	(17.6)%	$(14,824)	NM
NM = Not meaningful
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares authorized and outstanding in line description)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,144,687 and $1,153,802)	$1,187,987	$1,177,718
Equity securities – at fair value (cost $26,413 and $29,333)	36,930	42,301
Total investments	$1,224,917	$1,220,019
Cash and cash equivalents	83,767	63,605
Accrued investment income	10,761	12,033
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $13,497 and $12,323	382,621	336,676
Property and equipment, net of accumulated depreciation of $37,551 and $43,731	38,694	25,132
Prepaid reinsurance premium	2,131	1,890
Recoverables from reinsurers (includes $79 and $289 on paid losses and LAE)	14,719	16,809
Deferred policy acquisition costs	89,897	79,398
Current and deferred income taxes	7,289	14,867
Receivable for securities sold	1,152	0
Other assets	5,535	6,653
Goodwill	75,275	75,275
Total assets	$1,936,758	$1,852,357
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$495,403	$477,833
Unearned premium	474,528	417,371
Payable to reinsurers	45	42
Long-term debt (fair value $207,246 and $199,132)	194,810	194,729
Commissions payable	30,605	18,960
Payable for securities purchased	10,818	419
Other liabilities	62,373	81,819
Total liabilities	$1,268,582	$1,191,173
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,331,006 and 21,167,947 shares issued)	$21,358	$21,228
Additional paid-in capital	355,911	349,742
Retained earnings	658,810	625,492
Accumulated other comprehensive income, net of tax	35,319	24,488
Treasury stock, at cost (9,524,369 and 8,698,962 shares)	(403,221)	(359,766)
Total shareholders’ equity	$668,176	$661,184
Total liabilities and shareholders’ equity	$1,936,758	$1,852,357
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2009	20,999	341,889	439,051	5,987	(282,594)	525,331
Net earnings	—	—	70,594	—	—	70,594
Net change in postretirement benefit liability	—	—	—	(77)	—	(77)
Change in unrealized gain on investments	—	—	—	21,525	—	21,525
Change in non-credit component of impairment losses on fixed maturities	—	—	—	16,834	—	16,834
Comprehensive income						108,877
Reclassification of non-credit component of previously recognized impairment losses on fixed maturities	—	—	38,107	(38,107)	—	—
Tax benefit on reclassification	—	—	—	13,338	—	13,338
Dividends paid to common shareholders	—	—	(6,585)	—	—	(6,585)
Shares issued and share-based compensation expense, including tax benefit	65	2,142	—	—	—	2,207
Acquisition of treasury stock	—	—	—	—	(25,008)	(25,008)
Balance at December 31, 2009	21,064	344,031	541,167	19,500	(307,602)	618,160
Net earnings	—	—	91,523	—	—	91,523
Net change in postretirement benefit liability	—	—	—	(120)	—	(120)
Change in unrealized gain on investments	—	—	—	871	—	871
Change in non-credit component of impairment losses on fixed maturities	—	—	—	4,237	—	4,237
Comprehensive income						96,511
Dividends paid to common shareholders	—	—	(7,198)	—	—	(7,198)
Shares issued and share-based compensation expense, including tax benefit	164	5,711	—	—	—	5,875
Acquisition of treasury stock	—	—	—	—	(52,164)	(52,164)
Balance at December 31, 2010	21,228	349,742	625,492	24,488	(359,766)	661,184
Net earnings	—	—	42,063	—	—	42,063
Net change in postretirement benefit liability	—	—	—	(177)	—	(177)
Change in unrealized gain on investments	—	—	—	9,721	—	9,721
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,286	—	1,286
Comprehensive income						52,893
Dividends paid to common shareholders	—	—	(8,745)	—	—	(8,745)
Shares issued and share-based compensation expense, including tax benefit	130	6,168	—	—	—	6,298
Acquisition of treasury stock	—	—	—	—	(43,454)	(43,454)
Balance at December 31, 2011	21,358	355,911	658,810	35,319	(403,221)	668,176
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve months ended December 31,
	2011	2010	2009
Operating Activities:
Net earnings	$42,063	$91,523	$70,594
Adjustments:
Depreciation	8,775	11,114	9,909
Amortization	8,346	6,886	1,127
Net realized (gains) losses on investments	(8,598)	(10,438)	14,824
Loss on repurchase of debt	0	0	11
Loss on disposal of property and equipment	726	153	144
Gain on sale of subsidiaries	(4,139)	0	0
Share-based compensation expense	4,182	3,476	1,321
Excess tax benefits from share-based payment arrangements	(169)	0	0
Non-cash activity related to rabbi trust	(15)	1	0
Decrease (increase) in accrued investment income	1,272	(796)	(208)
Increase in agents’ balances and premium receivable	(45,945)	(35,001)	(924)
Decrease in reinsurance receivables	1,850	868	5,507
(Increase) decrease in deferred policy acquisition costs	(10,499)	(10,560)	1,262
Decrease (increase) in other assets	2,769	(8,283)	10,094
Increase (decrease) in unpaid losses and loss adjustment expenses	17,571	(31,282)	(35,642)
Increase (decrease) in unearned premium	57,157	41,304	(4,358)
Increase (decrease) in payable to reinsurers	4	(17)	(896)
(Decrease) increase in other liabilities	(7,988)	9,544	2,068
Net cash provided by operating activities	$67,360	$68,492	$74,832
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	$(391,354)	$(486,230)	$(690,486)
Equity securities	(2,000)	0	(2,087)
Property and equipment	(23,064)	(8,482)	(4,627)
Maturities and redemptions of fixed maturities	141,416	145,879	159,668
Proceeds from sale of subsidiary companies	15,900	0	0
Proceeds from sale of fixed maturities	254,295	297,618	468,506
Proceeds from sale of equity securities	7,871	3,449	2,026
Net cash provided by (used in) investing activities	$3,065	$(47,767)	$(67,001)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	$2,116	$2,399	$887
Excess tax benefits from share-based payment arrangements	169	0	0
Repurchase of debt	0	0	(4,975)
Acquisition of treasury stock	(43,803)	(52,021)	(25,026)
Dividends paid to shareholders	(8,745)	(7,198)	(6,585)
Net cash used in financing activities	$(50,262)	$(56,820)	$(35,699)
Net increase (decrease) in cash and cash equivalents	$20,163	$(36,096)	$(27,868)
Cash and cash equivalents at beginning of period	63,605	99,700	127,568
Cash and cash equivalents at end of period	$83,767	$63,605	$99,700
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
INDEX TO NOTES

1	Significant Reporting and Accounting Policies	9	Quarterly Operating Results (Unaudited)
2	Fair Value	10	Insurance Reserves
3	Investments	11	Reinsurance
4	Long-Term Debt	12	Statutory Information
5	Income Taxes	13	Legal and Regulatory Proceedings
6	Computation of Earnings per Share	14	Commitments and Contingencies
7	Share-Based Compensation	15	Additional Information
8	Benefit Plans
Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We were formed in September 2002 as an indirect wholly owned subsidiary of American Financial Group, Inc. (“AFG”) to acquire and conduct, as a separate public company, AFG's personal insurance business written through independent agents.  At December 31, 2002, AFG transferred to us all of the issued and outstanding capital stock of the following personal auto insurance subsidiaries: Infinity Casualty Insurance Company, Infinity Insurance Company, Infinity Auto Insurance Company and Infinity Standard Insurance Company (collectively the “NSA Group”). Although we were formed in 2002, the NSA Group has been writing auto insurance since 1955. We currently write personal automobile insurance with a concentration on nonstandard automobile insurance, mono-line commercial vehicle insurance and classic collector automobile insurance. Personal auto insurance accounts for 93% of our total gross written premium and we primarily write it in eight states. We wrote approximately 53% of our personal auto gross written premium in the state of California during 2011.
Through a reinsurance transaction effective January 1, 2003, we assumed the personal lines business (the “Assumed Agency Business”) written through agents by Great American Insurance Company (“GAI”). We assumed $5.8 million of total unpaid losses and LAE for GAI at December 31, 2011.
Basis of Consolidation and Reporting
The accompanying consolidated financial statements include our accounts and those of our subsidiaries. These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.
We have evaluated events that occurred after December 31, 2011 for recognition or disclosure in our financial statements and the notes to the financial statements.
Schedules may not foot due to rounding.
Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Reclassifications
We have reclassified certain 2010 and 2009 amounts from the prior year financial statements to conform to the 2011 presentation. These reclassifications had no effect on total shareholders' equity, net cash flow or net earnings as previously reported.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Investments
We consider all fixed maturity securities “available for sale” and report them at fair value with unrealized gains or losses reported after-tax in accumulated other comprehensive income within shareholders' equity.  We base the fair values of investments on prices quoted in the most active market for each security. If quoted prices are not available, we estimate fair value based on the fair value of comparable securities, discounted cash flow models or similar methods. We treat premium and discounts on mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”), collateralized loan obligations (“CLO”) and asset-backed securities (“ABS”) as a yield adjustment over the estimated life of the securities, adjusted for anticipated prepayments, using the interest method. We base prepayment assumptions on data from widely accepted third party data sources or internal estimates. We review the amortized cost and effective yield of the security periodically and adjust it to reflect actual prepayments and changes in expectations. For high credit quality MBS and ABS (those rated AA or above at the time of purchase), the adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For MBS and ABS rated below AA, we adjust the yield prospectively for any changes in estimated cash flows.

Gains or losses on securities are determined on the specific identification basis.  When we consider impairment in the value of a specific investment other-than-temporary (“OTTI”), the cost basis of that investment is reduced. For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered OTTI but we do not intend to and are not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income.
Securities having a fair value of approximately $31.3 million at December 31, 2011 were on deposit as required by regulatory authorities.

Cash and Cash Equivalents
We consider liquid investments having original maturities of three months or less when purchased to be cash equivalents for purposes of the financial statements.
Reinsurance
Our insurance subsidiaries cede reinsurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, our insurance subsidiaries would remain liable. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policies. Our insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force.  Our insurance subsidiaries also assume reinsurance, primarily from AFG subsidiaries.  We recognize income on reinsurance assumed based on reports received from ceding companies.
Deferred Policy Acquisition Costs (“DPAC”)
We defer and charge against income ratably over the terms of the related policies policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of premium writings.  The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, we evaluate the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2011, 2010 and 2009 was $79.4 million, $68.8 million and $70.1 million, respectively.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification (“FASC”), we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We performed this test as of September 30, 2011 using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.
The September 30, 2011 test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2011
Unpaid Losses and Loss Adjustment Expenses (“LAE”)
The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. We have not reduced liabilities for unpaid losses and LAE for reinsurance recoverables; such recoverables are recorded separately as assets. Changes in estimates of the liabilities for losses and LAE are reflected in the Consolidated Statements of Earnings in the period in which determined. In spite of the variability inherent in such estimates, we believe that the liabilities for unpaid losses and LAE are adequate.
Premium and Receivables
We earn insurance premium written over the terms of the policies on a pro rata basis.  Unearned premium represents that portion of premium written which is applicable to the unexpired terms of policies in force.  On reinsurance assumed from other insurance companies or written through various underwriting organizations, we base unearned premium on reports received from such companies and organizations. We provide insurance and related services to individuals and small commercial accounts throughout the United States and offer a variety of payment plans. We establish an allowance for doubtful accounts based on the relationship, on a policy basis, between receivables and unearned premium, or an aging analysis of past due balances. We charge off premium due from insureds if not collected within 90 days of the policies' expiration or cancellation dates. However, even after we charge off premium, attempts to collect the premium continue.

Income Taxes
We file a consolidated federal income tax return, which includes all 80% and greater owned U.S. subsidiaries. We and our 80% and greater owned subsidiaries are parties to a tax allocation agreement, which designates how members of the tax group share tax payments. In general, each subsidiary agrees to pay us taxes computed on a separate company taxable income basis. We agree to pay each subsidiary for the tax benefit, if any, of net losses used by other members of the consolidated group.
We calculate deferred income taxes using the “asset and liability method.” Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis and are measured using enacted tax rates. We recognize deferred tax assets if it is more likely than not that a benefit will be realized. We aggregate current and deferred tax assets and liabilities on the Consolidated Balance Sheets.
Property and Equipment
We report property and equipment balances at cost less accumulated depreciation. Property and equipment, which consists of land, buildings, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, was $38.7 million at December 31, 2011, net of accumulated depreciation of $37.6 million. We compute depreciation over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and we allocate the related expenses to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: losses and LAE, commissions and other underwriting expenses, corporate general and administrative expenses or other expenses.
Benefit Plans
We provide retirement benefits to qualified employees and healthcare and life insurance benefits to eligible retirees. We also provide post-employment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recently Issued Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

During 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to the accounting for the deferral of costs associated with successful acquisition or renewal of insurance contracts. This standard is intended to reduce diversity in practice and is effective for fiscal years beginning after December 15, 2011. We currently estimate that we will have approximately $10.0 million to $12.0 million of deferred acquisition cost that will no longer meet the criteria for deferral as of January 1, 2012. The resulting decrease in book value per share will be approximately $0.55 to $0.66. Pursuant to the guidance, we will elect to adopt this standard on a retrospective basis and, therefore, will recognize the majority of the effect of this accounting change as an adjustment to beginning retained earnings, with the change in the new deferral amount being recognized in income in each year presented.

Presentation of Comprehensive Income

During 2011, the FASB issued an accounting standards update related to the presentation of comprehensive income. Under the new guidance, an entity can present comprehensive income in a single continuous statement or in two separate but consecutive statements. This standard is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The new guidance affects presentation only and will have no impact on our results of operations or financial position.

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
The following table presents for each of the fair value hierarchy levels our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$83,767	$0	$0	$83,767
Fixed maturity securities:
U.S. government	122,901	458	4,438	127,798
Government-sponsored entities	0	56,170	0	56,170
State and municipal	0	409,388	0	409,388
Mortgage-backed securities:				0
Residential	0	236,370	0	236,370
Commercial	0	20,369	0	20,369
Total mortgage-backed securities	$0	$256,739	$0	$256,739
Collateralized mortgage obligations	0	27,594	509	28,103
Asset-backed securities	0	48,628	0	48,628
Corporates	0	250,736	10,426	261,162
Total fixed maturities	$122,901	$1,049,712	$15,374	$1,187,987
Equity securities	36,929	0	0	36,930
Total	$243,598	$1,049,713	$15,374	$1,308,684
Percentage of total	18.6%	80.2%	1.2%	100.0%
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

whose fair value is determined based on unobservable inputs and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization. Transfers between levels are recognized at the beginning of the reporting period.
A third party nationally recognized pricing service provides the fair value of securities in Level 2. We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.

The following table presents the changes in the Level 3 fair value category for the twelve months ended December 31, 2011 (in thousands):

	For the twelve months ended
	December 31, 2011
	Government- Sponsored Entities	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	Total
Balance at beginning of period	$4,950	$0	$0	$1,043	$21,482	$27,476
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(2)	(322)	(324)
Included in other comprehensive income	41	24	39	20	1,027	1,151
Purchases	0	2,162	0	0	1,065	3,227
Sales	0	0	0	0	(206)	(206)
Settlements	(552)	0	(19)	(552)	(1,943)	(3,066)
Transfers in	0	0	1,747	0	0	1,747
Transfers out	0	(2,186)	(1,767)	0	(10,677)	(14,631)
Balance at end of period	$4,438	$0	$0	$509	$10,426	$15,374

Of the $15.4 million fair value of securities in Level 3, which consists of 14 securities, we priced 12 based on non-binding broker quotes. We manually calculated the price of the remaining securities, which have a combined fair value of $1.1 million, based on expected principal repayments from Bloomberg, the zero spot Treasury curve at December 31, 2011 and the average spreads to Treasury for the type and rating of the security being priced.

We transferred approximately $14.6 million of securities in Level 3 at December 31, 2010 to Level 2 during 2011 because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $1.7 million of securities into Level 3 from Level 2 during 2011 because we could not obtain a price from a third party nationally recognized pricing service. There were no transfers between Levels 1 and 2 during 2011.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$83,767	$83,767	$63,605	$63,605
Available-for-sale securities
Fixed maturities	1,187,987	1,187,987	1,177,718	1,177,718
Equity securities	36,930	36,930	42,301	42,301
Total cash and investments	$1,308,684	$1,308,684	$1,283,624	$1,283,624
Liabilities:
Long-term debt	$194,810	$207,246	$194,729	$199,132
See Note 3 to the Consolidated Financial Statements for additional information on investments and Note 4 for additional information on long-term debt.

Note 3 Investments

We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the twelve months ended December 31, 2011 were $262.2 million. These proceeds are net of $1.2 million of receivable for securities sold during 2011 that had not settled at December 31, 2011. The proceeds from sales of securities for the twelve months ended December 31, 2010 were $301.1 million. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$124,378	$3,428	$(8)	$0	$127,798
Government-sponsored enterprises	55,220	958	(9)	0	56,170
State and municipal	391,436	18,016	(63)	0	409,388
Mortgage-backed securities:
Residential	225,506	10,878	(14)	0	236,370
Commercial	19,751	760	(142)	0	20,369
Total mortgage-backed securities	$245,257	$11,638	$(156)	$0	$256,739
Collateralized mortgage obligations	27,447	757	(9)	(93)	28,103
Asset-backed securities	48,403	368	(143)	0	48,628
Corporates	252,546	9,688	(1,004)	(68)	261,162
Total fixed maturities	$1,144,687	$44,853	$(1,391)	$(161)	$1,187,987
Equity securities	26,413	10,554	(38)	0	36,930
Total	$1,171,100	$55,408	$(1,429)	$(161)	$1,224,917

	December 31, 2010
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$167,729	$2,897	$(340)	$0	$170,286
Government-sponsored enterprises	40,025	1,231	(104)	0	41,152
State and municipal	392,057	8,395	(3,170)	(287)	396,995
Mortgage-backed securities:
Residential	195,003	4,561	(1,533)	(416)	197,615
Commercial	34,095	1,083	(107)	0	35,070
Total mortgage-backed securities	$229,098	$5,644	$(1,640)	$(416)	$232,685
Collateralized mortgage obligations	41,530	1,011	(30)	(112)	42,398
Asset-backed securities	27,286	266	(64)	(1)	27,486
Corporates	256,079	11,080	(442)	0	266,717
Total fixed maturities	$1,153,802	$30,523	$(5,790)	$(817)	$1,177,718
Equity securities	29,333	12,987	(20)	0	42,301
Total	$1,183,135	$43,510	$(5,810)	$(817)	$1,220,019

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands). These tables exclude unrealized losses of $37.7 thousand and $20.0 thousand at December 31, 2011 and December 31, 2010, respectively, on equities invested in a rabbi trust.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Less than 12 Months				12 Months or More
December 31, 2011	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	1	$557	$(8)	1.4%	0	$0	$0	0.0%
Government-sponsored enterprises	1	5,032	(9)	0.2%	0	0	0	0.0%
State and municipal	5	7,841	(36)	0.5%	2	2,885	(28)	0.9%
Mortgage-backed securities:
Residential	1	10,481	(14)	0.1%	0	0	0	0.0%
Commercial	2	1,926	(7)	0.4%	5	4,505	(135)	2.9%
Total mortgage-backed securities	3	$12,407	$(21)	0.2%	5	$4,505	$(135)	2.9%
Collateralized mortgage obligations	4	2,714	(9)	0.3%	1	509	(93)	15.5%
Asset-backed securities	6	13,653	(143)	1.0%	1	433	0	0.1%
Corporate	43	44,695	(1,057)	2.3%	1	721	(15)	2.0%
Total fixed maturities	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%

	Less than 12 Months				12 Months or More
December 31, 2010	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	5	$13,700	$(340)	2.4%	0	$0	$0	0.0%
Government-sponsored enterprises	3	4,442	(104)	2.3%	0	0	0	0.0%
State and municipal	65	125,781	(3,457)	2.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	15	73,059	(1,949)	2.6%	0	0	0	0.0%
Commercial	6	9,846	(99)	1.0%	3	343	(8)	2.3%
Total mortgage-backed securities	21	$82,904	$(2,048)	2.4%	3	$343	$(8)	2.3%
Collateralized mortgage obligations	3	4,433	(30)	0.7%	2	1,043	(112)	9.7%
Asset-backed securities	2	1,487	(15)	1.0%	2	455	(50)	9.9%
Corporate	22	29,475	(442)	1.5%	0	0	0	0.0%
Total fixed maturities	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	121	$262,222	$(6,436)	2.4%	7	$1,841	$(170)	8.5%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Gross unrealized losses at December 31, 2011 are primarily attributable to unrealized losses on investment grade corporate bonds, which have declined in value due to widening credit spreads to Treasury securities.
The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors we considered and resources we used in our determination include:

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2011	December 31, 2010
Number of positions held with unrealized:
Gains	583	466
Losses	73	128
Number of positions held that individually exceed unrealized:
Gains of $500,000	5	4
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	83%	75%
Losses that were investment grade	73%	91%
Percentage of fair value held with unrealized:
Gains that were investment grade	95%	93%
Losses that were investment grade	91%	98%

The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at December 31, 2011 (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses:
Less than or equal to:
Three months	$48,746	$(363)	$(363)	$0	$0
Six months	28,808	(678)	(529)	(149)	0
Nine months	4,951	(116)	(88)	(29)	0
Twelve months	4,394	(125)	(67)	(58)	0
Greater than twelve months	9,053	(271)	(107)	(70)	(93)
Total	$95,952	$(1,553)	$(1,154)	$(306)	$(93)

*	As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on securities included the following (in thousands):

	Pretax
	Fixed Maturities[1]	Equity Securities	Tax Effects	Net
December 31, 2011
Unrealized holding gains (losses) on securities arising during the period	$25,233	$299	$(8,936)	$16,596
Realized (gains) losses included in net earnings	(7,295)	(2,750)	3,516	(6,529)
Impairment losses recognized in net earnings	1,447	0	(506)	940
Change in unrealized gain (loss) on securities, net	$19,384	$(2,451)	$(5,927)	$11,007
December 31, 2010
Unrealized holding gains (losses) on securities arising during the period	$12,521	$5,776	$(6,404)	$11,893
Realized (gains) losses included in net earnings	(12,423)	(921)	4,670	(8,674)
Impairment losses recognized in net earnings	2,902	4	(1,017)	1,889
Change in unrealized gain (loss) on securities, net	$3,000	$4,859	$(2,751)	$5,108
December 31, 2009
Unrealized holding gains (losses) on securities arising during the period	$35,971	$8,220	$(15,467)	$28,724
Realized (gains) losses included in net earnings	(4,914)	(112)	1,759	(3,267)
Impairment losses recognized in net earnings	19,850	0	(6,948)	12,903
Change in unrealized gain (loss) on securities, net	$50,907	$8,108	$(20,655)	$38,360

(1)
The change in unrealized gains (losses) for the year ended December 31, 2009 excludes a $38.1 million reclassification of the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income.

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery to amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

noncredit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, we treat the entire amount of the impairment as a credit loss.

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and noncredit component (in thousands):

	2011	2010
Balance at beginning of year	$1,828	$3,136
Additions for:
Previously impaired securities	37	1,851
Newly impaired securities	705	162
Reductions for securities sold and paydowns	(842)	(3,025)
Securities that no longer have a non-credit component	0	(296)
Balance at end of year	$1,728	$1,828

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2011, based on their fair values
(in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Value				Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$78,700	$0	$0	$78,700	$77,707
After one year through five years	413,987	39,278	1,109	454,374	439,834
After five years through ten years	251,260	18,900	0	270,160	256,682
After ten years	47,731	3,553	0	51,284	49,357
Mortgage-backed, asset-backed and collateralized mortgage obligations	299,248	34,221	0	333,469	321,107
	$1,090,926	$95,952	$1,109	$1,187,987	$1,144,687

Net Investment Income
The following table shows investment income earned and investment expenses incurred (in thousands):

	Twelve months ended December 31,
	2011	2010	2009
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$41,900	$45,813	$50,567
Dividends on equity securities	693	853	782
Gross investment income	$42,593	$46,666	$51,349
Investment expenses	(2,036)	(2,033)	(1,930)
Net investment income	$40,557	$44,633	$49,418

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 Long-Term Debt

In February 2004, we issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes
accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time we issued the Senior Notes, we capitalized $2.1 million of debt issuance costs, which we are amortizing over the term of the Senior Notes. During 2009, we repurchased $5.0 million of our debt, bringing the outstanding principal to $195.0 million. We calculated the December 31, 2011 fair value of $207.2 million using a 210 basis point spread to the three-year U.S. Treasury Note of 0.355%.

We paid interest on long-term debt of $10.7 million, $10.7 million and $11.0 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2011, there were no borrowings outstanding under the Credit Agreement.

Note 5 Income Taxes
In the years 2011, 2010 and 2009, we paid $9.2 million, $44.0 million and $37.0 million, respectively, in taxes. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Year ended December 31,
	2011	2010	2009
Earnings before income taxes	$53,977	$128,591	$111,147
Income taxes at statutory rate	18,892	45,007	38,902
Effect of:
Dividends-received deduction	(145)	(167)	(163)
Tax-exempt interest	(3,510)	(3,559)	(2,566)
Adjustment to valuation allowance	(3,507)	(4,173)	4,347
Other	184	(39)	33
Provision for income taxes as shown on the Consolidated Statements of Earnings	$11,915	$37,069	$40,553
GAAP effective tax rate	22.1%	28.8%	36.5%
The total income tax provision (benefit) consists of (in thousands):

	2011	2010	2009
Current	$12,416	$36,836	$41,801
Deferred	(502)	233	(1,248)
Provision for income taxes	$11,915	$37,069	$40,553
We generated capital losses in 2009 and, as of December 31, 2011, we fully utilized the capital loss carryforward. This resulted in the release, through current tax expense, of the valuation allowance that we previously maintained on the capital loss carryforward.
As of December 31, 2011, deferred taxes relating to the OTTI reserve have been fully offset by a valuation allowance. Therefore, in the future, the tax benefit from any change in the OTTI reserve will be reflected in current tax expense and will affect the effective tax rate calculation for that period.

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	As of December 31,
	2011	2010
Deferred tax assets:
Discount on loss reserves	$8,908	$9,206
Unearned premium reserve	33,068	29,084
Net capital loss carryforward	0	2,383
Investment securities – basis differences OTTI	6,402	7,537
Bad debts	4,762	4,340
Accrued bonuses	2,908	1,752
Deferred compensation	3,879	3,207
Other	5,826	6,936
Gross deferred tax assets	$65,753	$64,445
Valuation allowance for capital loss carryforward	0	(2,383)
Valuation allowance for OTTI	(6,402)	(7,537)
Valuation allowance for deferred tax assets	(213)	(213)
	$59,138	$54,312
Deferred tax liabilities:
Deferred policy acquisition costs	$(31,464)	$(27,789)
Investment securities – unrealized gains	(18,836)	(12,909)
Other	(1,818)	(1,265)
Total deferred tax liabilities	$(52,118)	$(41,963)
Net deferred tax assets	$7,019	$12,349
Current income taxes payable	270	2,518
Current and deferred income taxes	$7,289	$14,867

We have reduced the gross deferred tax asset by a valuation allowance based on an analysis of the likelihood of realization of the portion of the basis difference on securities relating to the OTTI reserve. Factors considered in assessing the need for a valuation allowance for ordinary or capital loss items include: (i) the likelihood of generating larger amounts of taxable income in the future to allow for the utilization of deductible temporary differences, (ii) sufficient operating income in prior years against which operating loss carrybacks could be utilized and (iii) opportunities to generate taxable income from sales of appreciated assets to allow for the utilization of net capital loss carryforward. We review the likelihood of realizing deferred tax assets periodically and make any adjustment required to the valuation allowance in the period in which the developments on which they are based become known.

We did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2011. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2011.

Note 6 Computation of Earnings per Share
The following table illustrates our computations of basic and diluted earnings per common share (in thousands, except per share figures):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Twelve months ended December 31,
	2011	2010	2009
Net earnings	$42,063	$91,523	$70,594
Average basic shares outstanding	12,111	12,843	13,658
Basic earnings per share	$3.47	$7.13	$5.17

Average basic shares outstanding	12,111	12,843	13,658
Restricted stock not vested	72	72	72
Dilutive effect of assumed option exercises	117	146	136
Dilutive effect of performance shares	114	109	3
Average diluted shares outstanding	12,414	13,170	13,870
Diluted earnings per share	$3.39	$6.95	$5.09
Note 7 Share-Based Compensation
Restricted Stock Plan

We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 278,843 shares as of December 31, 2011.
We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.

The following table sets forth the restricted stock activity for the year ended December 31, 2011:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2011	72,234	$44.04
Granted	72,234	$49.44
Vested	(72,234)	$44.04
Forfeited	0
Non-vested as of December 31, 2011	72,234	$49.44

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
Non-employee Directors’ Stock Ownership Plan

In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 43,959 shares as of December 31, 2011. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June of 2011, 2010 and 2009, we issued 6,657, 7,672 and 9,583 shares of our common stock, respectively, valued pursuant to the Directors’ Plan at $350,000, $350,000 and $350,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the
ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price.
Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the
ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 47,410 as of December 31, 2011. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
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
Stock Option Plan
We established our Stock Option Plan (the “SOP”) with 2,000,000 shares (subject to anti-dilution provisions) of our common stock reserved for issuance under the SOP. The Committee administers the plan. Each member of the Committee is an “outside director,” as defined under Section 162(m) of the Code and is a “Non-employee Director” as defined in Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934.
We amended and restated the SOP on May 20, 2008 to prohibit any future grant of stock options from the plan after that date. We amended the plan again on August 2, 2011. We have not granted options under this plan since 2004. We generally granted options with an exercise price equal to the closing price of our stock at the date of grant with a 10-year contractual life. All of the options under this plan have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the plan.
We used the modified Black-Scholes model to estimate the value of employee stock options on the date of grant that used the assumptions noted below. We base expected volatilities on historical volatilities of our stock. We judgmentally selected the expected option life to be 7.5 years, which is also the midpoint between the last vesting date and the end of the contractual term. We based the risk-free rate for periods within the contractual life of the options on the U.S. Treasury yield curve in effect at the time of grant. We based the dividend yield on expected dividends at the time of grant.
Optionees must make payment for shares purchased upon exercise of an option in cash. Optionees are permitted to make payment by delivery of shares of common stock already owned by the optionee having a fair market value equal to the cash option price of the shares, by assigning the proceeds of a sale or loan with respect to some or all of the shares being acquired (subject to applicable law), by a combination of the foregoing or by any other method. We have a policy of issuing new stock for the exercise of stock options.
Persons who received options incurred no federal income tax liability at the time of grant. Persons exercising nonqualified options recognize taxable income, and we have a tax deduction at the time of exercise to the extent of the difference between market price on the day of exercise and the exercise price. Persons exercising incentive stock options defer the recognition of taxable income until they sell the underlying common stock. Sales within two years of the date of grant or one year of the date of exercise result in taxable income to the holder and a deduction for us, both measured by the difference between the market price at the time of sale and the exercise price. Sales after such period are treated as capital transactions to the holder, and we receive no deduction. The foregoing is only a summary of the federal income tax rules applicable to options granted under the plan and is not intended to be complete. In addition, this summary does not discuss the effect of the income or other tax laws

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of any state or foreign country in which a participant may reside.

There were no options granted during 2011, 2010 or 2009. We estimated the weighted-average grant date fair value of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life	7.5 years	7.5 years
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of December 31, 2011	79,050	113,405
The following table describes activity for our SOP for the twelve-month period ended December 31, 2011:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2011	238,758	$22.52
Granted	0
Exercised	(46,303)	18.88
Forfeited	0
Outstanding as of December 31, 2011	192,455	$23.40	1.55	$6.4
Vested as of December 31, 2011	192,455	$23.40	1.55	$6.4
Exercisable as of December 31, 2011	192,455	$23.40	1.55	$6.4

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 were $0.9 million, $0.9 million and $0.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was approximately $1.8 million, $1.9 million and $0.6 million, respectively.
The total fair value of stock options that vested during the year ended December 31, 2009 was approximately $0.5 million. No stock options vested during 2010 or 2011.

The amount of total compensation cost, by plan, for share-based compensation arrangements is as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Twelve months ended December 31,
	2011		2010		2009
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$960	$336	$795	$278	$795	$278
Non-employee Directors’ Stock Ownership Plan	350	123	350	123	350	123
Employee Stock Purchase Plan	42	0	36	0	33	0
Performance Share Plan	2,872	1,005	2,330	816	218	76
Stock Option Plan	0	0	0	0	(43)	(15)
Total	$4,224	$1,464	$3,511	$1,216	$1,353	$462
Note 8 Benefit Plans
We provide retirement benefits for all eligible employees by matching contributions made on participants' discretionary basis to participants' accounts in our qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $16,500 per year or 25% of the participant's salary in 2011. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,500 for 2011. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by us was 100% of participants' contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $12,250 in 2011. The plan expense was $4.0 million, $3.7 million and $3.4 million for the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively.
Our Supplemental Employee Retirement Plan (“SERP”) is a non-qualified deferred compensation plan that enables eligible employees to contribute and to receive employer-matching contributions that the provisions of the 401(k) Retirement Plan or laws preclude due to limits on compensation. We amended the SERP effective January 1, 2010 to permit participants to make contributions and to permit us to make matching contributions on compensation that exceeds the statutory annual compensation limit of $245,000 for qualified defined contribution plans. We contributed $0.1 million to the SERP for each of the years ended December 31, 2011 and 2010. We did not contribute to the SERP for 2009. We maintain a rabbi trust that includes investments to fund the SERP. As of December 31, 2011, investments in the rabbi trust totaled $0.7 million. We reflected these investments at fair value as equity securities on the Consolidated Balance Sheets.
We maintain a non-qualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at our approximate long-term borrowing rate. The deferred amounts are our general obligation liability and amounted to $11.1 million, $9.2 million and $7.3 million at December 31, 2011, 2010 and 2009, respectively. We credited interest of approximately $0.5 million, $0.5 million and $0.4 million for these same periods.
We also provide post-retirement medical and life insurance benefits to certain eligible retirees. During 2006, we determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Our calculation of the accumulated post-retirement benefit obligation (“APBO”) as of December 31, 2011, 2010 and 2009 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.
Unrecognized actuarial gains of $519,126 ($337,432 net of tax) that have not yet been recognized in net periodic post-retirement benefit cost are included in accumulated other comprehensive income at December 31, 2011. The actuarial gain included in accumulated other comprehensive income expected to be recognized in net periodic post-retirement benefit income during the fiscal year ended December 31, 2012 is $22,785 ($14,810 net of tax).
We recognized the unfunded status of the APBO plan of $3.5 million at December 31, 2011 in the Consolidated Balance Sheets. We expect no plan assets to be returned to us during the fiscal year ended December 31, 2012.
The following tables show data related to the APBO plan (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2011	2010
Net benefit obligation at beginning of year	$3,305	$3,223
Service cost	102	91
Interest cost	164	170
Participant contributions	39	39
Assumption change	357	102
Actuarial (gain) loss	(149)	(24)
Gross benefits paid	(292)	(297)
Net benefit obligation at end of year	$3,526	$3,305

	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.00%	5.15%	5.49%
Healthcare cost trend on covered charges	9.0% decreasing to 5.0% in 2031	10.0% decreasing to 5.0% in 2031	12.0% decreasing to 5.0% in 2031
The following table discloses the components of net periodic post-retirement benefit cost (in thousands):

	2011	2010	2009
Service cost	$102	$91	$104
Interest cost	164	170	172
Amortization of prior service cost	0	(27)	(67)
Amortization of net cumulative (gain)/loss	(63)	(80)	(84)
Net periodic post-retirement benefit cost	$202	$155	$126
The following table discloses the effects of a hypothetical one percentage point increase and the effects of a hypothetical one percentage point decrease in the assumed healthcare trend rate (in thousands):

	2011	2010	2009
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$311	$270	$254
1% decrease	(276)	(242)	(229)
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit costs:

1% increase	$35	$31	$29
1% decrease	(29)	(27)	(25)

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2011, 2010 and 2009 (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2011	2010
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	253	258
Participant contributions	39	39
Gross benefits paid	(292)	(297)
Fair value of plan assets at end of year	$0	$0
The following table presents the funded status and the amounts recognized in the Consolidated Balance Sheets (in thousands):

	2011	2010
Fair value of plan assets	$0	$0
Benefit obligations	(3,526)	(3,305)
Funded status at end of year	$(3,526)	$(3,305)
Contributions made after the measurement date	0	0
Unrecognized actuarial net (gain) loss	0	0
Unrecognized prior service cost	0	0
Net amount recognized at end of year	$(3,526)	$(3,305)
The following table presents the ten-year forecast and best estimate of expected benefit payments (in thousands):

	2011		2010		2009
2012	$241	2011	$253	2010	$258
2013	250	2012	260	2011	266
2014	258	2013	268	2012	269
2015	258	2014	267	2013	276
2016	264	2015	271	2014	272
2017-2021	1,318	2016-2020	1,371	2015-2019	1,370
Ten Year Total	$2,590		$2,690		$2,710
Our best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2012 is $0.2 million.

Note 9 Quarterly Operating Results (Unaudited)
While we recognize insurance premium on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods.
The following are quarterly results of our consolidated operations for the three years ended December 31, 2011 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2011
Revenues	$252,288	$264,209	$266,127	$289,992	$1,072,616
Net earnings	10,981	7,611	6,132	17,338	42,063
Earnings per share:
Basic	$0.89	$0.62	$0.51	$1.47	$3.47
Diluted	0.87	0.61	0.50	1.43	3.39
2010
Revenues	$222,929	$237,315	$251,669	$249,363	$961,276
Net earnings	15,621	16,278	30,831	28,792	91,523
Earnings per share:
Basic	$1.17	$1.25	$2.45	$2.32	$7.13
Diluted	1.15	1.22	2.39	2.25	6.95
2009
Revenues	$222,232	$226,075	$210,357	$224,759	$883,424
Net earnings	10,823	16,886	8,224	34,662	70,594
Earnings per share:
Basic	$0.77	$1.24	$0.61	$2.57	$5.17
Diluted	0.76	1.22	0.60	2.53	5.09
Realized gains (losses) on investments amounted to:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2011	$2,923	$1,959	$722	$2,995	$8,598
2010	(455)	44	7,991	2,858	10,438
2009	(6,127)	170	(12,113)	3,246	(14,824)
Note 10 Insurance Reserves
Our insurance reserves consist of business produced directly by our wholly owned insurance subsidiaries, the Assumed Agency Business and two other unaffiliated insurance companies.
Incurred but not reported (“IBNR”) reserves for the direct and Assumed Agency Business are established for the quarter and year-end based on a quarterly reserve analysis by our actuarial staff. Various standard actuarial tests are applied to subsets of the business at a state, product and coverage basis. Included in the analyses are the following:

•	Paid and incurred extrapolation methods utilizing paid and incurred loss development to predict ultimate losses,

•
Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred claims cost development to predict ultimate average frequency (i.e. claims count per auto insured) or ultimate average severity (cost of claim per claim) and

•	Paid and incurred Bornhuetter-Ferguson methods adding expected development to actual paid or incurred experience to project ultimate losses.

For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred claims and claim counts to estimate ultimate paid claims and claim counts. Selections of development factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. Deviations from historical loss development patterns may occur due to changes in items such as claims settlement and payment practices, business mix, coverage limits and deductibles, inflation trends in auto repair and medical costs and legal and regulatory trends affecting claims settlements. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable because of changes in settlement practices, so we have more heavily relied on incurred methods.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance:

(in thousands)	2011	2010	2009
Balance at Beginning of Period
Unpaid losses on known claims	$180,334	$164,134	$179,530
IBNR losses	164,140	193,790	196,891
LAE	133,359	151,191	168,335
Total unpaid losses and LAE	477,833	509,114	544,756
Reinsurance recoverables	(16,521)	(17,715)	(20,516)
Unpaid losses and LAE, net of reinsurance recoverables	461,312	491,399	524,241
Current Activity
Loss and LAE incurred:
Current accident year	763,109	680,612	629,542
Prior accident years	4,519	(73,903)	(65,382)
Total loss and LAE incurred	767,629	606,709	564,160
Loss and LAE payments:
Current accident year	(459,798)	(400,144)	(351,914)
Prior accident years	(288,379)	(236,652)	(245,087)
Total loss and LAE payments	(748,177)	(636,796)	(597,002)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	480,764	461,312	491,399
Add back reinsurance recoverables	14,640	16,521	17,715
Total unpaid losses and LAE	$495,403	$477,833	$509,114
Unpaid losses on known claims	$181,972	$180,334	$164,134
IBNR losses	177,645	164,140	193,790
LAE	135,787	133,359	151,191
Total unpaid losses and LAE	$495,403	$477,833	$509,114
An increase in severity in Florida personal injury protection coverage related to accident year 2010 was the primary source of the $4.5 million of unfavorable development during the twelve months ended December 31, 2011.
During calendar year 2010, we experienced $73.9 million of favorable reserve development primarily from loss and LAE reserves relating to bodily injury coverage in the California, Connecticut, Florida and Pennsylvania nonstandard programs as well as in the Commercial Vehicle program.
During calendar year 2009 we experienced $65.4 million of favorable development, primarily from loss and LAE reserves relating to bodily injury and property damage coverages in the California, Florida and Pennsylvania nonstandard programs.
Note 11 Reinsurance
The following table shows written and earned premium included in income for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2011	$1,082,458	$8	$(6,490)	$1,075,976	0.0%
2010	952,417	9	(5,558)	946,869	0.0%
2009	848,690	121	(4,943)	843,869	0.0%
Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2011	$1,025,302	$7	$(6,249)	$1,019,060	0.0%
2010	911,108	15	(5,204)	905,919	0.0%
2009	852,856	313	(4,779)	848,391	0.0%
Assumed Reinsurance
Assumed business consists of two components:
(i) The Assumed Agency Business and, to a lesser extent, business assumed from other unaffiliated insurance companies; and
(ii) Business assumed from involuntary pools and associations.
For the twelve months ended December 31, 2009, we assumed $0.1 million of written premium from GAI for the Assumed Agency Business under a reinsurance agreement effective January 1, 2003 as explained in more detail in Note 1 to the Consolidated Financial Statements. We assumed no premium from GAI in 2010 or 2011. In addition, at December 31, 2011, 2010 and 2009, we assumed $5.8 million, $6.8 million and $13.9 million, respectively, of total unpaid losses and LAE, respectively, from GAI.
At December 31, 2011, 2010 and 2009, we assumed $8.3 million, $8.5 million and $8.7 million, respectively, of assumed unpaid losses and LAE as part of fronting arrangements under which we utilized these companies' insurance licenses to write business while assuming substantially all of that business back from these carriers.
Although the business was issued on GAI's and these other unaffiliated companies' policies, we manage the claims adjusting and loss reserving for this business.

During the twelve months ended December 31, 2011, 2010 and 2009, we assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.
Ceded Reinsurance

We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2010, the catastrophe reinsurance provided protection for losses up to $15 million in excess of $5 million for any single event. Effective April 1, 2011, we added an additional layer of catastrophe reinsurance that covers
75% of $5 million of losses in excess of $20 million for any single event. For 2012, we have increased our catastrophe reinsurance protection to cover 100% of $25 million in excess of $5 million. For 2012, we have increased our catastrophe reinsurance protection to 100% of $25 million in excess of $5 million. Our excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $15 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Ceded reinsurance for all programs reduced our incurred losses and LAE by $1.0 million, $2.6 million and $2.1 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

Note 12 Statutory Information
Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders’ surplus on a statutory basis were as follows (in thousands):

Net Earnings			Policyholders’ Surplus
2011	2010	2009	2011	2010
$37,288	$96,870	$105,733	$531,214	$481,461
For the twelve-month periods ended December 31, 2011, 2010 and 2009, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest. Net earnings for 2011, 2010 and 2009 include $(1.0) million, $0.4 million and $0.5 million, respectively, related to the two subsidiaries sold as of December 31, 2011.
Note 13 Legal and Regulatory Proceedings
From time to time, we and our subsidiaries are named as defendants in various lawsuits incidental to our insurance operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves.
We also face in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance, we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss, while not probable, is judged to be reasonably possible, we will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line-items “Unpaid losses and LAE” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the statements of earnings within “Losses and LAE” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.
Certain claims and legal actions have been brought against us for which we have accrued no loss, and for which an estimate of a possible range of loss cannot be made under the above rules. While it is not possible to predict the ultimate outcome of these claims or lawsuits, we do not believe they are likely to have a material effect on our financial condition or liquidity. However, losses incurred because of these cases could have a material adverse impact on net earnings in a given period.
We are currently not subject to any material legal proceedings.

Note 14 Commitments and Contingencies
Commitments
Minimum rental commitments under non-cancelable operating leases with an initial or remaining term of more than one year as of December 31, 2011 were as follows (in thousands):

Due in	Operating Leases
2012	$11,835
2013	7,921
2014	8,006
2015	7,137
2016	3,001
Thereafter	645
Total	$38,545
As of December 31, 2011, the total minimum rental payments to be received in the future under non-cancelable subleases were approximately $0.4 million.

Lease expense incurred during the last three years was as follows (in thousands):

	For the twelve months ended December 31,
	2011	2010	2009
Operating lease expense	$14,448	$17,907	$21,360
Sublease income	(441)	(2,103)	(2,812)
Total	$14,007	$15,804	$18,548
Contingencies
Based on the criteria established by the Contingencies topic of the FASC, we have the following loss contingencies for which we accrue in our financial statements:

• Other-than-temporary impairments on investments	Note 3

• Insurance reserves	Note 10

• Legal and regulatory proceedings	Note 13

• Allowances for uncollectible accounts	Note 15

For each item listed above, please refer to the notes referenced for additional discussion.
Note 15 Additional Information
Allowances for Uncollectible Accounts
Agents’ balances and premium receivable included in the Consolidated Balance Sheets are net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2011	2010	2009
Beginning balance	$12,323	$10,853	$11,652
Provision for losses	21,259	11,884	10,610
Uncollectible amounts written off	(20,085)	(10,414)	(11,409)
Ending balance	$13,497	$12,323	$10,853
The increase in the provision for losses and uncollectible amounts written off during 2011 was primarily due to an increase in new business.
Restrictions on Transfer of Funds and Assets of Subsidiaries
Payments of dividends, loans and advances by our insurance subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2012 from our insurance subsidiaries without seeking regulatory clearance is approximately $53.1 million. Additional amounts of dividends, loans and advances require regulatory approval.
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $5.9 million, $27.7 million and $22.1 million, respectively, at December 31, 2011, 2010 and 2009.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
PART IV
ITEM 15
Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 10 to the Consolidated Financial Statements.

B. Schedules filed herewith as of December 31, 2011:

Page

I – Summary of Investments (See Note 3)	58

II – Condensed Financial Information of Registrant	78

III – Supplementary Insurance Information	Not required

IV – Reinsurance (See Note 11)	73

V – Valuation and Qualifying Accounts (see Note 15)	76

VI – Supplemental Information Concerning Property-Casualty Insurance Operations	80
All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted, as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

NFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(in thousands)

	December 31,
	2011	2010
Assets:
Investment in subsidiaries	$694,836	$626,848
Fixed maturities – at fair value (amortized cost: $122,664 and $190,946)	126,276	193,677
Equity securities – at fair value (cost $759 and $555)	721	535
Cash and cash equivalents	31,984	27,577
Other assets	15,739	13,952
Total assets	$869,556	$862,590
Liabilities and Shareholders’ Equity:
Long-term debt	$194,810	$194,729
Other liabilities	6,146	6,364
Payable to affiliates	424	313
Shareholders’ equity	668,176	661,184
Total liabilities and shareholders’ equity	$869,556	$862,590
Condensed Statements of Earnings
(in thousands)

	Twelve months ended December 31,
	2011	2010	% Change	2009	% Change
Income:
Income in equity of subsidiaries	$49,485	$99,457	(50.2)%	$80,216	24.0%
Net investment income	4,516	4,303	5.0%	3,859	11.5%
Realized gain (loss) on investments	1,799	992	81.3%	(851)	(216.6)%
Total income	$55,799	$104,752	(46.7)%	$83,224	25.9%
Costs and Expenses:
Interest expense	10,807	10,802	0.0%	11,055	(2.3)%
Corporate general and administrative expenses	7,664	7,814	(1.9)%	6,713	16.4%
Loss on repurchase of debt	0	0	0.0%	11	(100.0)%
Other expense	39	113	(65.7)%	0	0.0%
Total expenses	$18,509	$18,729	(1.2)%	$17,779	5.3%
Earnings before income taxes	37,291	86,023	(56.7)%	65,446	31.4%
Provision for income taxes	(4,772)	(5,500)	(13.2)%	(5,149)	6.8%
Net earnings	$42,063	$91,523	(54.0)%	$70,594	29.6%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY
Condensed Statements of Cash Flows
(in thousands)

	Twelve months ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$42,063	$91,523	$70,594
Equity in consolidated subsidiaries	(49,485)	(99,457)	(80,216)
Loss on repurchase of debt	0	0	11
Other	2,476	3,581	(485)
Net cash used in operating activities	$(4,947)	$(4,353)	$(10,096)
Investing Activities:
Purchases of fixed maturity investments	$(44,886)	$(40,914)	$(50,090)
Maturities and redemptions of fixed maturity investments	17,727	12,252	21,343
Sales of fixed maturities	95,008	38,925	27,960
Dividends received from subsidiary(1)	14,250	49,831	30,042
Capital contributed to subsidiaries	(22,484)	(2,298)	(819)
Net cash provided by investing activities	$59,616	$57,796	$28,436
Financing Activities:
Proceeds from stock option exercise and employee stock purchase plan	$2,285	$2,399	$887
Acquisition of treasury stock	(43,803)	(52,021)	(25,026)
Repurchase of debt	0	0	(4,975)
Dividends paid to shareholders	(8,745)	(7,198)	(6,585)
Net cash used in financing activities	$(50,262)	$(56,820)	$(35,699)
Net (decrease) increase in cash and cash equivalents	$4,407	$(3,377)	$(17,359)
Cash and cash equivalents at beginning of period	27,577	30,955	48,315
Cash and cash equivalents at end of period	$31,984	$27,577	$30,955

(1)
Our subsidiaries also paid $50.2 million and $60.0 million, respectively, of dividends in the form of securities to the holding company in 2010 and 2009. Our subsidiaries paid no dividends in the form of securities during 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2011
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2011	$89,897	$495,403	$0	$474,528	$1,019,060	$40,557	$763,109	$4,519	$79,398	$151,808	$748,177	$1,075,976
2010	79,398	477,833	0	417,371	905,919	44,633	680,612	(73,903)	68,839	136,196	636,796	946,869
2009	68,839	509,114	0	376,068	848,391	49,418	629,542	(65,382)	70,101	116,469	597,002	843,869
________________

(a)	Gross of reinsurance recoverables of $14.6 million, $16.5 million and $17.7 million at December 31, 2011, 2010 and 2009, respectively.

(b)	Gross of prepaid reinsurance premium of $2.1 million, $1.9 million and $1.5 million at December 31, 2011, 2010 and 2009, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signed: February 28, 2012

Infinity Property and Casualty Corporation

By:	/s/ JAMES R. GOBER
James R. Gober
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER	Chairman of the Board of Directors,	February 28, 2012
James R. Gober	Chief Executive Officer, and President (principal executive officer)

/S/ SAMUEL J. SIMON	Executive Vice President, General Counsel,	February 28, 2012
Samuel J. Simon	Assistant Secretary, and Director

/S/ ROGER SMITH	Executive Vice President, Chief Financial	February 28, 2012
Roger Smith	Officer, Treasurer and Director (principal financial and accounting officer )

/S/ WILLIAM S. STARNES	Director*	February 28, 2012
William S. Starnes

/S/ JORGE G. CASTRO	Director	February 28, 2012
Jorge G. Castro

/S/ HAROLD E. LAYMAN	Director	February 28, 2012
Harold E. Layman

/S/ DRAYTON NABERS, JR.	Director	February 28, 2012
Drayton Nabers, Jr.

/S/ GREGORY C. THOMAS	Director*	February 28, 2012
Gregory C. Thomas

/S/ SAMUEL J. WEINHOFF	Director*	February 28, 2012
Samuel J. Weinhoff

/S/ MARIA TERESA ALVAREZ CANIDA	Director*	February 28, 2012
Maria Teresa Alvarez Canida
________________

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION
INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

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

10.6	Second Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q/A filed on November 20, 2011)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION
INDEX TO EXHIBITS – CONTINUED

Number	Exhibit Description

10.7
First Amendment to Amended and Restated Credit Agreement, dated August 31, 2011 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 1, 2011)

10.8	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.9	Deferred Compensation Plan as amended and restated effective February 9, 2010	(*)

10.10	Supplemental Retirement Plan as amended and restated effective January 1, 2010	(*)

10.11	Amended 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.13	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.14	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.15	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.16	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.17	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.18	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.19	Second Amended and Restated 2008 Performance Share Plan (incorporated by reference to Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.20	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.21
Real Estate Purchase and Sale Agreement between Infinity Insurance Company, as Purchaser, and SG/SPV Property I, LLC, as Seller (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on May 13, 2010)

10.22
First Amendment to Real Estate Purchase and Sale Agreement between Infinity Insurance Company, as Purchaser, and SG/SPV Property I, LLC, as Seller (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on January 21, 2011)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________

(*)	Management Contract or Compensatory Plan or Arrangement.