Form 10-Q
period 2012-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2012-05-03
CIK 1195933

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2012 there were 11,811,143 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2012	2011	% Change
		(as adjusted)
Revenues:
Earned premium	$277,149	$238,981	16.0%
Net investment income	9,746	10,332	(5.7)%
Net realized gains on investments[1]	238	2,923	(91.9)%
Other income	269	52	417.1%
Total revenues	287,402	252,288	13.9%
Costs and Expenses:
Losses and loss adjustment expenses	214,778	178,957	20.0%
Commissions and other underwriting expenses	62,140	56,265	10.4%
Interest expense	2,702	2,701	0.0%
Corporate general and administrative expenses	2,016	1,738	16.0%
Other expenses	244	20	1,095.6%
Total costs and expenses	281,880	239,681	17.6%
Earnings before income taxes	5,522	12,607	(56.2)%
Provision for income taxes	1,228	2,376	(48.3)%
Net Earnings	$4,294	$10,231	(58.0)%
Net Earnings per Common Share:
Basic	$0.37	$0.83	(55.4)%
Diluted	0.35	0.81	(56.8)%
Average Number of Common Shares:
Basic	11,728	12,345	(5.0)%
Diluted	12,100	12,685	(4.6)%
Cash Dividends per Common Share	$0.225	$0.180	25.0%
[1]Net realized gains before impairment losses	$886	$3,547	(75.0)%
Total other-than-temporary impairment (OTTI) losses	(616)	(1,608)	(61.7)%
Non-credit portion in other comprehensive income	1	1,017	(99.9)%
OTTI losses reclassified from other comprehensive income	(32)	(33)	(1.4)%
Net impairment losses recognized in earnings	(648)	(624)	3.8%
Total net realized gains on investments	$238	$2,923	(91.9)%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
		(as adjusted)
Net earnings	$4,294	$10,231
Other comprehensive income (loss) before tax:
Net change in postretirement benefit liability	(6)	(16)
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	6,663	1,377
Less: Reclassification adjustments for gains included in net income	(238)	(2,923)
Unrealized gains (losses) on investments, net	6,425	(1,546)
Other comprehensive income (loss), before tax	6,419	(1,562)
Income tax (expense) benefit related to components of other comprehensive income	(2,247)	547
Other comprehensive income (loss), net of tax	4,173	(1,015)
Comprehensive income	$8,467	$9,215

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(as adjusted)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,180,646 and $1,144,687)	$1,225,837	$1,187,987
Equity securities – at fair value (cost $26,488 and $26,413)	41,539	36,930
Total investments	$1,267,376	$1,224,917
Cash and cash equivalents	61,295	83,767
Accrued investment income	11,368	10,761
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $13,084 and $13,497	435,243	382,621
Property and equipment, net of accumulated depreciation of $39,479 and $37,551	40,968	38,694
Prepaid reinsurance premium	2,198	2,131
Recoverables from reinsurers (includes $88 and $79 on paid losses and LAE)	15,792	14,719
Deferred policy acquisition costs	91,106	80,071
Current and deferred income taxes	7,426	10,728
Receivable for securities sold	75	1,152
Other assets	7,822	5,535
Goodwill	75,275	75,275
Total assets	$2,015,944	$1,930,371
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$513,930	$495,403
Unearned premium	541,605	474,528
Payable to reinsurers	185	45
Long-term debt (fair value $204,937 and $207,246)	194,831	194,810
Commissions payable	34,519	30,605
Payable for securities purchased	7,665	10,818
Other liabilities	55,225	62,373
Total liabilities	$1,347,961	$1,268,582
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,346,577 and 21,331,006 shares issued)	$21,407	$21,358
Additional paid-in capital	357,521	355,911
Retained earnings	654,061	652,423
Accumulated other comprehensive income, net of tax	39,491	35,319
Treasury stock, at cost (9,547,169 and 9,524,369 shares)	(404,497)	(403,221)
Total shareholders’ equity	$667,983	$661,789
Total liabilities and shareholders’ equity	$2,015,944	$1,930,371
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2010	$21,228	$349,742	$625,492	$24,488	$(359,766)	$661,184
Cumulative effect of change in accounting principle	—	—	(6,157)	—	—	(6,157)
Net earnings	—	—	10,231	—	—	10,231
Net change in postretirement benefit liability	—	—	—	(10)	—	(10)
Change in unrealized gain on investments	—	—	—	(929)	—	(929)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(76)	—	(76)
Comprehensive income						$9,215
Dividends paid to common shareholders	—	—	(2,232)	—	—	(2,232)
Shares issued and share-based compensation expense, including tax benefit	61	2,031	—	—	—	2,091
Acquisition of treasury stock	—	—	—	—	(6,898)	(6,898)
Balance at March 31, 2011, as adjusted	$21,288	$351,773	$627,333	$23,473	$(366,665)	$657,203
Net earnings	$—	$—	$31,602	$—	$—	$31,602
Net change in postretirement benefit liability	—	—	—	(166)	—	(166)
Change in unrealized gain on investments	—	—	—	10,650	—	10,650
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,362	—	1,362
Comprehensive income						$43,448
Dividends paid to common shareholders	—	—	(6,513)	—	—	(6,513)
Shares issued and share-based compensation expense, including tax benefit	69	4,138	—	—	—	4,207
Acquisition of treasury stock	—	—	—	—	(36,556)	(36,556)
Balance at December 31, 2011, as adjusted	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	$—	$—	$4,294	$—	$—	$4,294
Net change in postretirement benefit liability				(4)		(4)
Change in unrealized gain on investments	—	—	—	3,891	—	3,891
Change in non-credit component of impairment losses on fixed maturities	—	—	—	285	—	285
Comprehensive income						$8,467
Dividends paid to common shareholders	—	—	(2,656)	—	—	(2,656)
Shares issued and share-based compensation expense, including tax benefit	49	1,610	—	—	—	1,660
Acquisition of treasury stock	—	—	—	—	(1,277)	(1,277)
Balance at March 31, 2012	$21,407	$357,521	$654,061	$39,491	$(404,497)	$667,983
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
		(as adjusted)
Operating Activities:
Net earnings	$4,294	$10,231
Adjustments:
Depreciation	1,928	2,544
Amortization	2,203	2,073
Net realized gains on investments	(238)	(2,923)
Loss on disposal of property and equipment	25	201
Share-based compensation expense	1,177	641
Activity related to rabbi trust	52	15
(Increase) decrease in accrued investment income	(607)	637
Increase in agents’ balances and premium receivable	(52,622)	(32,669)
Increase in reinsurance receivables	(1,141)	(302)
Increase in deferred policy acquisition costs	(11,035)	(7,712)
(Increase) decrease in other assets	(1,233)	505
Increase (decrease) in unpaid losses and loss adjustment expenses	18,526	(4,305)
Increase in unearned premium	67,077	42,716
Increase (decrease) in payable to reinsurers	140	(42)
(Decrease) increase in other liabilities	(6,945)	7,597
Net cash provided by operating activities	21,602	19,208
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(124,018)	(142,612)
Property and equipment	(642)	(1,915)
Maturities and redemptions of fixed maturities	47,207	67,353
Sales of:
Fixed maturities	36,818	52,855
Equity securities	0	4,877
Net cash used in investing activities	(40,635)	(19,441)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	482	1,450
Acquisition of treasury stock	(1,266)	(7,069)
Dividends paid to shareholders	(2,656)	(2,232)
Net cash used in financing activities	(3,440)	(7,851)
Net decrease in cash and cash equivalents	(22,473)	(8,084)
Cash and cash equivalents at beginning of period	83,767	63,605
Cash and cash equivalents at end of period	$61,295	$55,521
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
INDEX TO NOTES

1. Reporting and Accounting Policies	7. Income Taxes

2. Share-Based Compensation	8. Additional Information

3. Computation of Net Earnings Per Share	9. Insurance Reserves

4. Fair Value	10. Commitments and Contingencies

5. Investments	11. Subsequent Events

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
Basis of Consolidation and Reporting
The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.
These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.
We have evaluated events that occurred after March 31, 2012 for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Adopted Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to the accounting for the deferral of costs associated with successful acquisition or renewal of insurance contracts (deferred policy acquisition costs). This standard is intended to reduce diversity in practice. We adopted this standard as of January 1, 2012. Pursuant to the guidance, we elected to adopt this standard on a retrospective basis and recognized an adjustment to beginning retained earnings for the earliest period shown of $6.2 million, net of taxes.

The following table illustrates the effect of adopting this standard on the Consolidated Balance Sheets (in millions):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	December 31, 2011
	As Reported	As Adjusted	Difference
Deferred policy acquisition costs	$89.9	$80.1	$(9.8)
Current and deferred income taxes	7.3	10.7	3.4
Total assets	1,936.8	1,930.4	(6.4)
Shareholders' equity	668.2	661.8	(6.4)
The following table illustrates the effect of adopting this standard on the Consolidated Statements of Earnings (in millions, except per share amounts):

	Three months ended March 31, 2011
	As Reported	As Adjusted	Difference
Commissions and other underwriting expenses	$55.1	$56.3	$1.2
Provision for income taxes	2.8	2.4	(0.4)
Net earnings	11.0	10.2	(0.7)
Net earnings per common share:
Basic	$0.89	$0.83	$(0.06)
Diluted	0.87	0.81	(0.06)

We also adjusted the Consolidated Statement of Cash Flows for these changes for the three months ended March 31, 2011.

Presentation of Comprehensive Income
In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. We adopted this standard as of January 1, 2012. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements, as we elected. The impact of adoption was not material to our results of operations or financial position.

Amendments to Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures. We adopted this standard as of January 1, 2012. The impact of adoption was not material to our results of operations or financial position. Additional disclosures required by this standard are located in Note 4 to the Consolidated Financial Statements.

Reclassifications

We have reclassified certain amounts in the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total shareholders’ equity, net cash flow or net earnings as previously reported.

Schedules may not foot due to rounding.

Note 2 Share-Based Compensation

Restricted Stock Plan
We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 278,843 shares as of March 31, 2012. We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

will not have voting rights and will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.
Non-employee Directors’ Stock Ownership Plan
In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 43,959 shares as of March 31, 2012. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June 2011, we issued 6,657 shares of our common stock, valued pursuant to the Directors’ Plan at $350,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Employee Stock Purchase Plan
We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 48,881 as of March 31, 2012. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Performance Share Plan
Our shareholders approved the Performance Share Plan (“PSP”) on May 20, 2008 and an amended and restated PSP on May 26, 2010. The purpose of the PSP is to align further the interest of management with our long-term shareholders by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Committee administers the PSP and will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determine the PSP participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that we may issue under the PSP is limited to 500,000 shares. In April 2012 and 2011, we issued 49,098 and 32,957 shares, respectively, under the PSP.
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
We estimated the weighted-average grant date fair values of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	2004 Grants		2003 Grants
Weighted-average grant date fair value	$13.87		$5.97
Dividend yield	0.7%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.3%		4.0%
Expected life	7.5	years	7.5	years
Weighted-average grant exercise price	$33.56		$16.11
Outstanding at March 31, 2012	79,050		99,305
The following table describes activity for our Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2011	192,455	$23.40
Granted	0	0
Exercised	(14,100)	$16.00
Forfeited	0	0
Outstanding at March 31, 2012	178,355	$23.98	1.33	$5.1
Vested at March 31, 2012	178,355	$23.98	1.33	$5.1
Exercisable at March 31, 2012	178,355	$23.98	1.33	$5.1

(a)	We calculated the intrinsic value for the stock options based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from option exercises for the three months ended March 31, 2012 and 2011 was approximately $0.2 million and $0.8 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $0.2 million and $0.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was approximately $0.5 million and $1.8 million, respectively.
We have a policy of issuing new stock for the exercise of stock options.

The amount of total compensation cost, by plan, for share-based compensation arrangements was as follows (in thousands):

	Three months ended March 31,
	2012		2011
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$298	$104	$199	$70
ESPP	11	0	10	0
PSP	880	308	443	155
Total	$1,188	$412	$651	$224

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Note 3 Computation of Net Earnings per Share
The following table illustrates the computation of our basic and diluted net earnings per common share (in thousands, except per share figures):

	Three months ended March 31,
	2012	2011
Net earnings for basic and diluted net earnings per share	$4,294	$10,231
Average basic shares outstanding	11,728	12,345
Basic net earnings per share	$0.37	$0.83

Average basic shares outstanding	11,728	12,345
Restricted stock not yet vested	72	72
Dilutive effect of assumed option exercises	110	143
Dilutive effect of Performance Share Plan	189	125
Average diluted shares outstanding	12,100	12,685
Diluted net earnings per share	$0.35	$0.81

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
The following table presents for each of the fair value hierarchy levels our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$61,295	$0	$0	$61,295
Fixed maturity securities:
U.S. government	106,033	394	3,897	110,324
Government-sponsored enterprises	0	70,630	0	70,630
State and municipal	0	417,749	0	417,749
Mortgage-backed securities:
Residential	0	241,962	0	241,962
Commercial	0	16,644	0	16,644
Total mortgage-backed securities	$0	$258,606	$0	$258,606
Collateralized mortgage obligations	0	27,011	499	27,510
Asset-backed securities	0	62,899	0	62,899
Corporates	0	268,474	9,644	278,118
Total fixed maturities	$106,033	$1,105,764	$14,040	$1,225,837
Equity securities	41,539	0	0	41,539
Total	$208,866	$1,105,764	$14,040	$1,328,671
Percentage of total	15.7%	83.2%	1.1%	100.0%
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

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

The following table presents the changes in the Level 3 fair value category (in thousands):

	Three months ended March 31, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	Total
Balance at beginning of period	$4,438	$0	$0	$509	$10,426	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	0	(582)	(582)
Included in other comprehensive income	(85)	0	0	2	605	522
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	(253)	(253)
Settlements	(456)	0	0	(12)	(350)	(818)
Transfers in	0	0	0	0	867	867
Transfers out	0	0	0	0	(1,070)	(1,070)
Balance at end of period	$3,897	$0	$0	$499	$9,644	$14,040
Of the $14.0 million fair value of securities in Level 3, which consists of 13 securities, we priced 5 based on non-binding broker quotes. We manually calculated the price of 2 securities, which have a combined fair value of $0.9 million. Quantitative information about about the significant unobservable inputs used in the fair value measurement of these manually priced securities at March 31, 2012 is as follows (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Value Used
Corporate bond	$0.1	Recovery rate[1]	Probability of default	100%
Corporate bond	0.8	Discounted cash flow	Comparable credit rating	Ba1
Total	$0.9

[1] Recovery rate for senior unsecured bonds as indicated in Moody's Investor's Service Annual Default Study: Corporate Default and Recovery Rates, 1920-2011.
The significant unobservable inputs used in the fair value measurement of our manually-priced corporate bonds are a probability of default assumption and an assigned credit rating. Significant increases (decreases) in either of these inputs in isolation could result in a significantly lower (higher) fair value measurement.  Generally, a reduction in probability of default would increase security valuation. A change in the credit rating assumption would change the yield spread associated with that bond, and thus the yield used in discounting the cash flows to arrive at the security’s valuation.
We transferred approximately $1.1 million of securities in Level 3 at December 31, 2011 to Level 2 during the three months ended March 31, 2012 because we obtained a price for those securities from a nationally recognized pricing service. We transferred approximately $0.9 million of securities into Level 3 from Level 2 during the three months ended March 31, 2012 because we could not obtain a price from a third party nationally recognized pricing service. There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012.
The gains or losses included in net earnings are included in the line item net realized gains on investments in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item unrealized gains (losses) on investments, net in the Consolidated Statements of Comprehensive Income and the line item

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

change in unrealized gain on investments or the line item change in non-credit component of impairment losses on fixed maturities in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$61,295	$61,295	$83,767	$83,767
Available-for-sale securities
Fixed maturities	1,225,837	1,225,837	1,187,987	1,187,987
Equity securities	41,539	41,539	36,930	36,930
Total cash and investments	$1,328,671	$1,328,671	$1,308,684	$1,308,684
Liabilities:
Long-term debt	$194,831	$204,937	$194,810	$207,246

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments
We consider all fixed maturity and equity securities available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2012 and 2011 were $36.8 million and $57.7 million, respectively. These proceeds are net of $0.1 million of receivable for securities sold that had not settled at March 31, 2012 . Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	March 31, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$107,818	$2,602	$(95)	$0	$110,324
Government-sponsored enterprises	69,608	1,038	(16)	0	70,630
State and municipal	399,977	17,887	(115)	0	417,749
Mortgage-backed securities:
Residential	231,420	10,597	(56)	0	241,962
Commercial	15,844	844	(44)	(1)	16,644
Total mortgage-backed securities	$247,264	$11,442	$(100)	$(1)	$258,606
Collateralized mortgage obligations	26,935	698	(32)	(91)	27,510
Asset-backed securities	62,641	456	(198)	0	62,899
Corporates	266,402	11,973	(221)	(35)	278,118
Total fixed maturities	$1,180,646	$46,095	$(776)	$(127)	$1,225,837
Equity securities	26,488	15,050	0	0	41,539
Total	$1,207,134	$61,145	$(776)	$(127)	$1,267,376

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$124,378	$3,428	$(8)	$0	$127,798
Government-sponsored enterprises	55,220	958	(9)	0	56,170
State and municipal	391,436	18,016	(63)	0	409,388
Mortgage-backed securities:
Residential	225,506	10,878	(14)	0	236,370
Commercial	19,751	760	(142)	0	20,369
Total mortgage-backed securities	$245,257	$11,638	$(156)	$0	$256,739
Collateralized mortgage obligations	27,447	757	(9)	(93)	28,103
Asset-backed securities	48,403	368	(143)	0	48,628
Corporates	252,546	9,688	(1,004)	(68)	261,162
Total fixed maturities	$1,144,687	$44,853	$(1,391)	$(161)	$1,187,987
Equity securities	26,413	10,554	(38)	0	36,930
Total	$1,171,100	$55,408	$(1,429)	$(161)	$1,224,917

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
March 31, 2012
Fixed maturities:
U.S. government	8	$18,590	$(95)	0.5%	0	$0	$0	0.0%
Government-sponsored enterprises	2	3,464	(16)	0.5%	0	0	0	0.0%
State and municipal	7	12,965	(106)	0.8%	1	570	(10)	1.7%
Mortgage-backed securities:
Residential	3	14,063	(56)	0.4%	0	0	0	0.0%
Commercial	1	111	(1)	1.2%	4	2,555	(44)	1.7%
Total mortgage-backed securities	4	$14,174	$(57)	0.4%	4	$2,555	$(44)	1.7%
Collateralized mortgage obligations	6	4,633	(32)	0.7%	1	499	(91)	15.4%
Asset-backed securities	9	20,164	(192)	0.9%	1	428	(5)	1.3%
Corporates	29	18,069	(257)	1.4%	0	0	0	0.0%
Total fixed maturities	65	$92,060	$(754)	0.8%	7	$4,053	$(149)	3.6%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	65	$92,060	$(754)	0.8%	7	$4,053	$(149)	3.6%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2011
Fixed maturities:
U.S. government	1	$557	$(8)	1.4%	0	$0	$0	0.0%
Government-sponsored enterprises	1	5,032	(9)	0.2%	0	0	0	0.0%
State and municipal	5	7,841	(36)	0.5%	2	2,885	(28)	0.9%
Mortgage-backed securities:
Residential	1	10,481	(14)	0.1%	0	0	0	0.0%
Commercial	2	1,926	(7)	0.4%	5	4,505	(135)	2.9%
Total mortgage-backed securities	3	$12,407	$(21)	0.2%	5	$4,505	$(135)	2.9%
Collateralized mortgage obligations	4	2,714	(9)	0.3%	1	509	(93)	15.5%
Asset-backed securities	6	13,653	(143)	1.0%	1	433	0	0.1%
Corporates	43	44,695	(1,057)	2.3%	1	721	(15)	2.0%
Total fixed maturities	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%
The table above excludes an unrealized gain on equities invested in a rabbi trust of $14.0 thousand at March 31, 2012 and an unrealized loss of $37.7 thousand at December 31, 2011.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	March 31, 2012	December 31, 2011
Number of positions held with unrealized:
Gains	621	583
Losses	72	73
Number of positions held that individually exceed unrealized:
Gains of $500,000	4	5
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	82%	83%
Losses that were investment grade	71%	73%
Percentage of fair value held with unrealized:
Gains that were investment grade	95%	95%
Losses that were investment grade	91%	91%

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at March 31, 2012 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Less than or equal to:
Three months	$75,899	$(516)	$(492)	$(24)	$0
Six months	9,032	(99)	(80)	(19)	0
Nine months	3,437	(55)	(55)	0	0
Twelve months	3,692	(84)	(84)	0	0
Greater than twelve months	4,053	(149)	(30)	(28)	(91)
Total	$96,112	$(903)	$(741)	$(72)	$(91)

* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Three months ended March 31, 2012
Unrealized holding gains (losses) on securities arising during the period	$2,129	$4,534	$(2,332)	$4,331
Realized (gains) losses on securities sold	(886)	0	310	(576)
Impairment loss recognized in earnings(1)	648	0	(227)	421
Change in unrealized gains (losses) on marketable securities, net	$1,891	$4,534	$(2,249)	$4,176
Three months ended March 31, 2011
Unrealized holding gains (losses) on securities arising during the period	$(1,043)	$2,420	$(482)	$895
Realized (gains) losses on securities sold	(1,862)	(1,685)	1,241	(2,305)
Impairment loss recognized in earnings(1)	624	0	(218)	406
Change in unrealized gains (losses) on marketable securities, net	$(2,282)	$736	$541	$(1,005)
(1) Tax excludes valuation reserve
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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	For the three months ended March 31,
	2012	2011
Beginning balance	$1,728	$1,828
Additions for:
Previously impaired securities	0	33
Newly impaired securities	9	544
Reductions for:
Securities sold and paid down	(58)	(134)
Securities that no longer have a non-credit component	(735)	0
Ending balance	$944	$2,271
The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2012, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$61,224	$0	$20	$61,244	$60,520
After one year through five years	480,726	27,440	647	508,813	491,975
After five years through ten years	233,664	24,053	0	257,717	244,630
After ten years	46,882	2,165	0	49,048	46,679
Mortgage-backed, asset-backed and collateralized mortgage obligations	302,987	42,454	3,574	349,015	336,841
	$1,125,484	$96,112	$4,241	$1,225,837	$1,180,646

Note 6 Long-Term Debt
In February 2004, we issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time we issued the Senior Notes, we capitalized $2.1 million of debt issuance costs, which we are amortizing over the term of the Senior Notes. During 2009, we repurchased $5.0 million of our debt, bringing the outstanding principal to $195.0 million. We calculated the March 31, 2012 fair value of $204.9 million using a 237 basis point spread to the two-year U.S. Treasury Note of 0.331%.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At March 31, 2012, there were no borrowings outstanding under the Credit Agreement.

Note 7 Income Taxes
The provision for income taxes for the three months ended March 31, 2012 and 2011 was $1.2 million and $2.4 million, respectively. The following table reconciles our income taxes at statutory rates to our effective provision for income taxes (in thousands):

	Three months ended March 31,
	2012	2011
Earnings before income taxes	$5,522	$12,607
Income taxes at statutory rates	$1,933	$4,413
Effect of:
Dividends-received deduction	(37)	(35)
Tax-exempt interest	(830)	(876)
Adjustment to valuation allowance	160	(1,134)
Other	3	8
Provision for income taxes	$1,228	$2,376
GAAP effective tax rate	22.2%	18.8%
During the three months ended March 31, 2012, we increased our tax valuation allowance by approximately $0.2 million. This adjustment was due to an increase in the reserve for other-than-temporary impaired securities.

During the first quarter of 2011, we decreased our tax valuation allowance by approximately $1.1 million. This adjustment was due to both a decrease in the reserve for other-than-temporary impaired securities and utilization of our capital loss carryforward.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2012	2011
Income tax payments	$0	$0
Interest payments on debt	5,363	5,363
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $5.9 million at December 31, 2011. We had no negative cash book balance at March 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2012	2011
Balance at Beginning of Period
Unpaid losses on known claims	$181,972	$180,334
IBNR losses	177,645	164,140
LAE	135,787	133,359
Total unpaid losses and LAE	495,403	477,833
Reinsurance recoverables	(14,640)	(16,521)
Unpaid losses and LAE, net of reinsurance recoverables	480,764	461,312
Current Activity
Loss and LAE incurred:
Current accident year	214,868	182,380
Prior accident years	(90)	(3,423)
Total loss and LAE incurred	214,778	178,957
Loss and LAE payments:
Current accident year	(69,262)	(59,053)
Prior accident years	(128,054)	(123,803)
Total loss and LAE payments	(197,316)	(182,856)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	498,226	457,413
Add back reinsurance recoverables	15,704	16,115
Total unpaid losses and LAE	$513,930	$473,527
Unpaid losses on known claims	$194,048	$181,980
IBNR losses	179,343	158,956
LAE	140,539	132,592
Total unpaid losses and LAE	$513,930	$473,527

Bodily injury coverage in California related to accident years prior to 2009 was the primary source of the $3.4 million of favorable reserve development during the three months ended March 31, 2011.

Note 10 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2011. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2011.
Contingencies
There have been no material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2011. For a description of our previously reported contingencies, refer to Note 14 Commitments and Contingencies, in the Form 10-K for the year ended December 31, 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Note 11 Subsequent Events

In April 2012, we entered into a definitive agreement to sell an inactive shell insurance subsidiary to an unaffiliated third party. The sale is expected to close by June 30, 2012, pending regulatory approval. In the future, we intend to sell or dissolve other inactive shell companies. The primary reason for the sale of these shell companies is to reduce the administrative costs to maintain licenses in companies not needed to support our insurance operations.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), rising bodily injury loss cost trends, undesired business mix or risk profile for new business, elevated unemployment rates and the proliferation of illegal immigration legislation in key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the twelve months ended December 31, 2011.

OVERVIEW
We continued to generate strong premium growth in the first quarter of 2012. This quarter marks the tenth consecutive quarter that we have experienced growth in written premiums. This increase is a result of multiple factors, including a shift in business mix towards polices offering broader coverage, rate decreases taken in 2011 in certain states and competitors' rate increases in certain states. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended March 31, 2012 were $4.3 million and $0.35, respectively, compared to $10.2 million and $0.81, respectively, for the three months ended March 31, 2011. The decrease in diluted earnings per share for the three months ended March 31, 2012 is primarily due to a decline in favorable development in 2012 coupled with a decline in realized gains on investments.
We had a net realized gain on investments of $0.2 million for the three months ended March 31, 2012 and a net realized gain of $2.9 million for the three months ended March 31, 2011. Included in the net realized gain for the first quarter of 2012 is $0.6 million of other-than-temporary impairments on fixed income securities compared with $0.6 million of impairments on fixed income securities during the first quarter of 2011.
Included in net earnings for the three months ended March 31, 2012 and 2011 were $0.1 million ($0.1 million pre-tax) of favorable development on prior accident year loss and LAE reserves and $2.2 million ($3.4 million pre-tax) of favorable development on prior accident year loss and LAE reserves, respectively. The following table displays combined ratio results by accident year developed through March 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through			Prior Accident Year Favorable / (Unfavorable) Development	($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Dec 2010	Dec 2011	Mar 2012	YTD 2012	YTD 2012
Prior					$0.1
2004	85.0%	84.9%	84.9%	0.0%	0.1
2005	88.0%	87.8%	87.8%	0.0%	0.0
2006	90.7%	90.4%	90.3%	0.1%	1.1
2007	93.0%	92.7%	92.5%	0.2%	1.8
2008	92.0%	91.7%	91.6%	0.1%	1.1
2009	92.9%	92.9%	92.7%	0.2%	1.9
2010	97.8%	99.4%	99.8%	(0.4)%	(3.2)
2011		97.6%	97.9%	(0.3)%	(2.9)
2012 YTD			99.9%
					$0.1
Recent accident years are less developed than prior years and must be interpreted with caution. However, the upward trend in the 2010 through 2012 accident period combined ratios reflects an increase in new business during 2010 and 2012. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Our book value per share increased 1.0% from $56.05 at December 31, 2011 to $56.61 at March 31, 2012. This increase was primarily due to earnings, net of shareholder dividends, and the increase in unrealized gains on investments for the three months ended March 31, 2012.

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
We classify the states in which we operate into three categories:

•	“Focus States” – We have identified Urban Zones in these states, which include Arizona, California, Florida, Georgia, Nevada, Pennsylvania and Texas.

•
“Maintenance States” – We are maintaining our writings in these states, which include Alabama, Colorado, Illinois, South Carolina and Tennessee. We believe each state offers us an opportunity for underwriting profit.

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
We continually evaluate our market opportunities; thus, the Focus States, Urban Zones, Maintenance States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change. At the beginning of 2012, we reclassified Illinois from a Focus State to a Maintenance State due to its low premium volume and underwriting profits. In the tables below, we have restated 2011 premium, policies in force and combined ratios to be consistent with the 2012 definition of Urban Zones, Focus States, Maintenance States and Other States.
Our net earned premium was as follows ($ in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three months ended March 31,
	2012	2011	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$273,545	$223,338	$50,207	22.5%
Non-urban Zones	40,963	31,501	9,462	30.0%
Total Focus States	314,508	254,839	59,669	23.4%
Maintenance States	8,192	8,200	(8)	(0.1)%
Other States	1,932	2,069	(136)	(6.6)%
Total Personal Auto	324,633	265,107	59,525	22.5%
Commercial Vehicle	18,785	15,850	2,936	18.5%
Classic Collector	2,493	2,159	334	15.5%
Total gross written premium	345,911	283,116	62,795	22.2%
Ceded reinsurance	(1,752)	(1,579)	(173)	11.0%
Net written premium	344,158	281,537	62,622	22.2%
Change in unearned premium	(67,010)	(42,555)	(24,455)	57.5%
Net earned premium	$277,149	$238,981	$38,167	16.0%

The following table summarizes our policies in force:

	At March 31,
	2012	2011	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	761,656	681,816	79,840	11.7%
Non-urban Zones	103,157	84,398	18,759	22.2%
Total Focus States	864,813	766,214	98,599	12.9%
Maintenance States	26,573	29,142	(2,569)	(8.8)%
Other States	3,870	4,906	(1,036)	(21.1)%
Total Personal Auto	895,256	800,262	94,994	11.9%
Commercial Vehicle	36,718	33,046	3,672	11.1%
Classic Collector	36,083	34,444	1,639	4.8%
Total policies in force	968,057	867,752	100,305	11.6%
Gross written premium grew 22.2% during the first quarter of 2012 compared with the same period of 2011. During the first three months of 2012, Infinity implemented rate revisions in various states with an overall rate increase of 2.2%. Policies in force at March 31, 2012 increased 11.6% compared with the same period in 2011. Gross written premium grew more than policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premiums as well as growth in Florida business, which has a higher average premium per policy than our other states.
During the first quarter of 2012, personal auto insurance gross written premium in our Focus States grew 23.4% when compared with the same period of 2011. The increase in gross written premium is primarily due to growth in California and Florida.

•
California gross written premium grew 15.0% during the first quarter of 2012. Rate actions taken by competitors and a shift in business mix to policies offering broader coverage and higher average premiums have stimulated premium growth in the state.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Florida gross written premium grew 69.4% during the first quarter of 2012. This growth is primarily a result of higher business retention and competitor rate increases.
Gross written premium in the Maintenance States declined 0.1% during the first quarter of 2012 primarily due to a decline in Illinois premium.
Our Commercial Vehicle gross written premium grew 18.5% during the first quarter of 2012. This growth is primarily due to rate actions taken during 2011 coupled with better retention for this product.

Gross written premium in our Classic Collector product grew 15.5% during the first quarter of 2012. This growth is primarily due to growth in Florida and Texas resulting from an increase in the number of agencies actively producing business for this product.

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
The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2012			2011			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	77.5%	19.5%	97.0%	75.3%	21.5%	96.8%	2.3%	(2.0)%	0.2%
Non-urban Zones	83.2%	19.4%	102.5%	76.8%	19.7%	96.4%	6.4%	(0.3)%	6.1%
Total Focus States	78.3%	19.5%	97.8%	75.5%	21.3%	96.8%	2.8%	(1.8)%	1.0%
Maintenance States	67.7%	23.6%	91.3%	90.2%	28.3%	118.5%	(22.5)%	(4.7)%	(27.2)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	78.0%	19.6%	97.5%	76.1%	21.5%	97.6%	1.9%	(1.9)%	0.0%
Commercial Vehicle	71.1%	17.6%	88.7%	67.4%	18.2%	85.7%	3.7%	(0.6)%	3.0%
Classic Collector	64.5%	42.0%	106.6%	62.8%	44.8%	107.6%	1.8%	(2.8)%	(1.0)%
Total statutory ratios	77.6%	19.8%	97.4%	74.9%	21.3%	96.2%	2.7%	(1.6)%	1.1%
Total statutory ratios excluding development	77.6%	19.8%	97.4%	76.3%	21.3%	97.7%	1.3%	(1.6)%	(0.3)%
GAAP ratios	77.5%	22.4%	99.9%	74.9%	23.5%	98.4%	2.6%	(1.1)%	1.5%
GAAP ratios excluding development	77.5%	22.4%	99.9%	76.3%	23.5%	99.9%	1.2%	(1.1)%	0.1%

NM: not meaningful due to the low premium.
In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.
The statutory combined ratio for the three months ended March 31, 2012 increased by 1.1 points from the same period of 2011. The first first quarter of 2012 included $0.1 million of favorable development on prior year loss and LAE reserves. The first quarter of 2011 included $3.4 million of favorable development on prior year loss and LAE reserves. Excluding the effect of

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

development from all periods, the statutory combined ratio decreased by 0.3 points for the three months ended March 31, 2012 compared to the same period of 2011 with an increase in the loss and LAE ratio offsetting a decline in the underwriting ratio.
The increase in the loss and LAE ratio is primarily attributable to higher frequencies resulting from greater focus on early recognition and settlement of claims, coupled with higher loss and LAE ratios due to an increase in new business in states like Florida. The expense ratio has declined primarily due to a reduction in advertising spend in the first quarter of 2012 compared to the first quarter of 2011, coupled with spreading fixed underwriting costs over a larger written premium base. We estimate our fixed underwriting expenses to be approximately $15.0 to $20.0 million per quarter.
The GAAP combined ratio for the three months ended March 31, 2012 increased by 1.5 points from the same period of 2011. Excluding the effect of development, the GAAP combined ratio increased by 0.1 points during the first quarter of 2012 compared to the same period of 2011. We expect the GAAP combined ratio, excluding reserve development, to be between 97.5% and 98.5% for the full year 2012.
Losses from catastrophes were $0.2 million for the three months ended March 31, 2012 compared to $(0.1) million for the same period of 2011.
The combined ratio in the Focus States increased by 1.0 points for the three months ended March 31, 2012, primarily due to increases in the loss and LAE ratios in California and Florida. These increases were a result of a decline in favorable development in California coupled with an increase in new business in Florida. New business typically has higher loss and LAE ratios than renewal business. The increase in the loss and LAE ratio in the Focus States was partially offset by a decline in the underwriting ratio of 1.8 points. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined.
The combined ratio in the Maintenance States decreased by 27.2 points during the first quarter of 2012 when compared to the same period of 2011, primarily due to a decline in the loss and LAE ratio in Illinois. We reclassified Illinois from a Focus State to a Maintenance State in 2012 and slowed new business production which drove the decline in the loss and LAE ratio.
The combined ratio for the Commercial Vehicle product increased by 3.0 points during the first quarter of 2012, due to an increase in the loss and LAE ratio. This increase is a result of a decline in favorable development in this product. Excluding favorable development, the accident year combined ratio for this product is in the mid 90s.
Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2012	2011
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$10,087	$10,690
Dividends on equity securities	178	165
Gross investment income	$10,265	$10,855
Investment expenses	(519)	(523)
Net investment income	$9,746	$10,332
Average investment balance, at cost	$1,232,375	$1,251,487
Annualized returns excluding realized gains and losses	3.2%	3.3%
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months ended March 31, 2012 declined compared to the same period in 2011 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(648)	$886	$238	$(624)	$1,862	$1,238
Equities	0	0	0	0	1,685	1,685
Total	$(648)	$886	$238	$(624)	$3,547	$2,923

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

Interest Expense
The Senior Notes accrue interest at an effective yield of 5.55%. Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes. We recognized $2.7 million of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three months ended March 31, 2012 compared to $2.7 million for the same period of 2011.
Income Taxes
Our GAAP effective tax rate for the three months ended March 31, 2012 was 22.2% compared to 18.8% for the same period of 2011. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of March 31, 2012, the holding company had $152.4 million of cash and investments. In 2012, our insurance subsidiaries may pay us up to $53.1 million in ordinary dividends without prior regulatory approval.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.1 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $23.1 million for the three months ended March 31, 2012 compared to positive operating cash flows of $26.9 million for the three months ended March 31, 2011.
At March 31, 2012, we had outstanding $195.0 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. Refer to Note 6 to the Consolidated Financial Statements for more information on the Senior Notes.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At March 31, 2012, there were no borrowings outstanding under the Credit Agreement.
Uses of Funds
In February 2012, we increased our quarterly dividend to $0.225 per share from $0.180 per share. At this current amount, our 2012 annualized dividend payments would be approximately $10.6 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. During the first quarter of 2011, we repurchased 112,000 shares at an average cost, excluding commissions, of $60.39. During the first quarter of 2012, we repurchased 22,800 shares at an average cost, excluding commissions, of $55.97. As of March 31, 2012, we had $45.8 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2012, our catastrophe reinsurance protection covers 100% of $25 million in excess of $5 million. Our excess of loss reinsurance provides protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Premium ceded under all reinsurance agreements for the three months ended March 31, 2012 and 2011 was $1.8 million and $1.6 million, respectively.
Investments
Our consolidated investment portfolio at March 31, 2012 contained approximately $1.2 billion in fixed maturity securities and $41.5 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At March 31, 2012, we had pre-tax net unrealized gains of $45.2 million on fixed maturities and pre-tax net unrealized gains of $15.1 million on equity securities. Combined, the pre-tax net unrealized gain increased by $6.4 million for the three months ended March 31, 2012.
Approximately 94.3% of our fixed maturity investments at March 31, 2012 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

portfolio is more likely to generate a stable and predictable investment return.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of our fixed maturity portfolio is 3.1 years at March 31, 2012.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at March 31, 2012 was as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$107,818	$110,324	8.7%
Government-sponsored enterprises	69,608	70,630	5.6%
Total U.S. government and agencies	177,425	180,954	14.3%
State and municipal	399,977	417,749	33.0%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	231,420	241,962	19.1%
Commercial mortgage-backed securities	15,844	16,644	1.3%
Collateralized mortgage obligations:
PAC	15,005	15,364	1.2%
Sequentials	9,969	10,225	0.8%
Junior	590	499	0.0%
Whole loan	1,371	1,421	0.1%
Total CMO	26,935	27,510	2.2%
Asset-backed securities:
Auto loans	31,549	31,841	2.5%
Equipment leases	1,835	1,838	0.1%
Home equity	505	504	0.0%
Credit card receivables	28,642	28,602	2.3%
Miscellaneous	110	114	0.0%
Total ABS	62,641	62,899	5.0%
Total mortgage-backed, CMOs and asset-backed	336,841	349,015	27.5%
Corporates
Investment grade	200,734	208,510	16.5%
Non-investment grade	65,669	69,608	5.5%
Total corporates	266,402	278,118	21.9%
Total fixed maturities	1,180,646	1,225,837	96.7%
Equity securities	26,488	41,539	3.3%
Total investment portfolio	$1,207,134	$1,267,376	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type at March 31, 2012:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$0	$180,954	$0	$0	$0	$180,954	14.8%
State and municipal	28,725	264,620	118,927	5,477	0	417,749	34.1%
Mortgage-backed, asset-backed and CMO	79,948	269,067	0	0	0	349,015	28.5%
Corporates	0	23,850	134,862	49,798	69,608	278,118	22.7%
Total fair value	$108,673	$738,492	$253,789	$55,275	$69,608	$1,225,837	100.0%
% of total fair value	8.9%	60.2%	20.7%	4.5%	5.7%	100.0%
Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. We have only modest exposure to these types of investments. At March 31, 2012, our fixed maturity portfolio included three securities having a fair value of $1.0 million with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.
The following table presents the credit rating and fair value of our residential mortgage backed securities at March 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2006	$0	$1,265	$0	$0	$0	$1,265	0.5%
2007	0	6,644	0	0	0	6,644	2.7%
2008	0	29,699	0	0	0	29,699	12.3%
2009	0	42,241	0	0	0	42,241	17.5%
2010	0	86,288	0	0	0	86,288	35.7%
2011	0	56,319	0	0	0	56,319	23.3%
2012	0	19,507	0	0	0	19,507	8.1%
Total fair value	$0	$241,962	$0	$0	$0	$241,962	100.0%
% of total fair value	0.0%	100.0%	0.0%	0.0%	0.0%	100.0%
All of the $242.0 million of residential mortgage backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at March 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$189	$0	$0	$0	$0	$189	1.1%
2003	111	0	0	0	0	111	0.7%
2004	3,939	0	0	0	0	3,939	23.7%
2005	5,072	0	0	0	0	5,072	30.5%
2006	6,807	0	0	0	0	6,807	40.9%
2007	527	0	0	0	0	527	3.2%
Total fair value	$16,644	$0	$0	$0	$0	$16,644	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
None of the $16.6 million of commercial mortgage-backed securities were issued by GSEs.
The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at March 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
1999	$0	$499	$0	$0	$0	$499	1.8%
2002	1,421	1,415	0	0	0	2,836	10.3%
2003	1,204	3,084	0	0	0	4,288	15.6%
2004	398	2,214	0	0	0	2,611	9.5%
2009	0	7,995	0	0	0	7,995	29.1%
2010	0	4,646	0	0	0	4,646	16.9%
2011	0	2,154	0	0	0	2,154	7.8%
2012	0	2,481	0	0	0	2,481	9.0%
Total fair value	$3,023	$24,487	$0	$0	$0	$27,510	100.0%
% of total fair value	11.0%	89.0%	0.0%	0.0%	0.0%	100.0%
Of the $27.5 million of collateralized mortgage obligations, $24.0 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at March 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$75	$0	$0	$0	$0	$75	0.1%
2003	5,772	0	0	0	0	5,772	9.2%
2004	5,012	0	0	0	0	5,012	8.0%
2007	3,692	0	0	0	0	3,692	5.9%
2008	5,228	0	0	0	0	5,228	8.3%
2009	10,527	512	0	0	0	11,040	17.6%
2010	4,136	2,106	0	0	0	6,242	9.9%
2011	19,205	0	0	0	0	19,205	30.5%
2012	6,632	0	0	0	0	6,632	10.5%
Total fair value	$60,281	$2,618	$0	$0	$0	$62,899	100.0%
% of total fair value	95.8%	4.2%	0.0%	0.0%	0.0%	100.0%
Our investment portfolio consists of $417.7 million of state and municipal bonds, of which $170.9 million are insured. Of the insured bonds, 48.7% are insured with MBIA, 28.1% with Assured Guaranty, 22.2% with AMBAC, 0.8% with Berkshire Hathaway and 0.2% are insured with XL Group. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at March 31, 2012:

	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$3,137	1.8%	$25,588	10.4%	$28,725	6.9%
AA+, AA, AA-	101,619	59.5%	163,001	66.0%	$264,620	63.3%
A+, A, A-	60,672	35.5%	58,256	23.6%	$118,927	28.5%
BBB+, BBB, BBB-	5,477	3.2%	0	0.0%	$5,477	1.3%
Total	$170,905	100.0%	$246,845	100.0%	$417,749	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at March 31, 2012 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
TX	$12,829	$19,017	$4,582	$0	$0	$36,427	8.7%
NY	0	36,020	0	0	0	$36,020	8.6%
FL	0	16,465	13,846	0	0	$30,311	7.3%
GA	2,811	12,096	3,088	4,820	0	$22,816	5.5%
VA	1,012	19,655	0	0	0	$20,667	4.9%
WA	1,412	14,141	3,081	0	0	$18,634	4.5%
IN	0	13,671	3,907	0	0	$17,578	4.2%
CO	0	9,268	7,124	0	0	$16,392	3.9%
CA	0	3,063	11,767	657	0	$15,487	3.7%
IL	0	2,418	12,858	0	0	$15,276	3.7%
All other states	10,661	118,805	58,675	0	0	$188,141	45.0%
Total fair value	$28,725	$264,620	$118,927	$5,477	$0	$417,749	100.0%
% of total fair value	6.9%	63.3%	28.5%	1.3%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at March 31, 2012 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
TX	$4,105	$10,467	$21,855	$0	$36,427	8.7%
NY	0	6,350	29,671	0	$36,020	8.6%
FL	3,707	0	18,448	8,157	$30,311	7.3%
GA	3,952	2,381	16,482	0	$22,816	5.5%
VA	0	6,020	14,647	0	$20,667	4.9%
WA	2,135	3,806	12,693	0	$18,634	4.5%
IN	0	0	17,578	0	$17,578	4.2%
CO	0	0	13,374	3,018	$16,392	3.9%
CA	6,289	0	9,198	0	$15,487	3.7%
IL	1,978	953	12,345	0	$15,276	3.7%
All other states	22,944	29,857	133,253	2,086	$188,141	45.0%
Total fair value	$45,111	$59,834	$299,544	$13,261	$417,749	100.0%
% of total fair value	10.8%	14.3%	71.7%	3.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at March 31, 2012 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
TX	$11,891	$5,551	$2,972	$1,441	$21,855	7.3%
NY	8,095	0	7,988	13,587	$29,671	9.9%
FL	11,817	0	0	6,630	$18,448	6.2%
GA	8,180	4,820	1,429	2,053	$16,482	5.5%
VA	1,058	0	3,857	9,731	$14,647	4.9%
WA	1,278	8,200	0	3,215	$12,693	4.2%
IN	3,268	1,287	9,116	3,907	$17,578	5.9%
CO	5,884	0	7,490	0	$13,374	4.5%
CA	718	1,951	0	6,529	$9,198	3.1%
IL	8,236	0	2,261	1,848	$12,345	4.1%
All other states	44,082	32,210	21,708	35,252	$133,253	44.5%
Total fair value	$104,509	$54,019	$56,822	$84,194	$299,544	100.0%
% of total fair value	34.9%	18.0%	19.0%	28.1%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at March 31, 2012 (in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$16,453	$57,789	$10,985	$11,459	$96,686	34.8%
Consumer, Non-cyclical	0	2,130	32,736	11,513	5,057	$51,436	18.5%
Energy	0	1,022	29,775	6,482	10,708	$47,986	17.3%
Communications	0	0	0	8,949	11,669	$20,618	7.4%
Utilities	0	0	8,712	6,451	3,060	$18,223	6.6%
Consumer, Cyclical	0	4,245	0	3,515	9,723	$17,483	6.3%
Industrial	0	0	4,820	0	11,015	$15,835	5.7%
Technology	0	0	1,030	1,522	2,390	$4,943	1.8%
Basic Materials	0	0	0	382	4,527	$4,909	1.8%
Total fair value	$0	$23,850	$134,862	$49,798	$69,608	$278,118	100.0%
% of total fair value	0.0%	8.6%	48.5%	17.9%	25.0%	100.0%

Included in our investments in corporate fixed income securities at March 31, 2012 are $45.2 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Canada	$0	$0	$8,626	$1,037	$3,442	$13,105	29.0%
Britain	0	4,699	7,389	0	0	$12,088	26.7%
Germany	0	0	4,126	0	0	$4,126	9.1%
Australia	0	0	3,732	0	0	$3,732	8.2%
Netherlands	0	0	3,669	0	0	$3,669	8.1%
Switzerland	0	0	3,127	0	0	$3,127	6.9%
South Korea	0	0	2,064	0	0	$2,064	4.6%
Cayman Islands	0	0	969	0	550	$1,519	3.4%
France	0	1,022	0	0	0	$1,022	2.3%
Aruba	0	0	796	0	0	$796	1.8%
Total fair value	$0	$5,721	$34,497	$1,037	$3,992	$45,247	100.0%
% of total fair value	0.0%	12.6%	76.2%	2.3%	8.8%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2012, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2011 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2011.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings nor have there been any material developments in our legal proceedings disclosed in our Form 10-K for the year ended December 31, 2011. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the form 10-K for the year ended December 31, 2011.

ITEM 1A
Risk Factors
There have been no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2011. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2011.
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	6,900	$57.22	6,900	$46,637,824
February 1, 2012 - February 29, 2012	6,000	$59.07	6,000	46,283,233
March 1, 2012 - March 31, 2012	9,900	$53.21	9,900	45,756,169
Total	22,800	$55.97	22,800	$45,756,169

(a)	Average price paid per share excludes commissions.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 3, 2012		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)