Form 10-Q
period 2012-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2012-08-07
CIK 1195933

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2012 there were 11,711,049 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
		(as adjusted see Note 1)			(as adjusted see Note 1)
Revenues:
Earned premium	$294,118	$251,584	16.9%	$571,266	$490,565	16.5%
Net investment income	9,600	10,619	(9.6)%	19,346	20,951	(7.7)%
Net realized gains on investments[1]	2,166	1,959	10.6%	2,405	4,882	(50.7)%
Other income	98	48	104.6%	367	100	267.1%
Total revenues	305,983	264,209	15.8%	593,385	516,498	14.9%
Costs and Expenses:
Losses and loss adjustment expenses	230,907	192,453	20.0%	445,685	371,410	20.0%
Commissions and other underwriting expenses	60,863	58,664	3.7%	123,003	114,929	7.0%
Interest expense	2,703	2,702	0.0%	5,405	5,403	0.0%
Corporate general and administrative expenses	2,084	2,186	(4.7)%	4,100	3,924	4.5%
Other expenses	103	379	(72.8)%	347	399	(13.2)%
Total costs and expenses	296,660	256,385	15.7%	578,540	496,066	16.6%
Earnings before income taxes	9,323	7,825	19.1%	14,845	20,432	(27.3)%
Provision for income taxes	2,369	1,000	136.9%	3,597	3,376	6.5%
Net Earnings	$6,954	$6,825	1.9%	$11,248	$17,056	(34.1)%
Net Earnings per Common Share:
Basic	$0.59	$0.56	5.4%	$0.96	$1.39	(30.9)%
Diluted	0.58	0.54	7.4%	0.94	1.35	(30.4)%
Average Number of Common Shares:
Basic	11,709	12,280	(4.7)%	11,719	12,312	(4.8)%
Diluted	11,937	12,541	(4.8)%	11,993	12,596	(4.8)%
Cash Dividends per Common Share	$0.225	$0.180	25.0%	$0.450	$0.360	25.0%
[1]Net realized gains before impairment losses	$2,584	$2,181	18.5%	$3,470	$5,728	(39.4)%
Total other-than-temporary impairment (OTTI) losses	(418)	(71)	487.2%	(1,034)	(1,679)	(38.4)%
Non-credit portion in other comprehensive income	0	0	0.0%	1	1,017	(99.9)%
OTTI losses reclassified from other comprehensive income	0	(151)	(100.0)%	(32)	(184)	(82.4)%
Net impairment losses recognized in earnings	(418)	(222)	88.2%	(1,065)	(846)	26.0%
Total net realized gains on investments	$2,166	$1,959	10.6%	$2,405	$4,882	(50.7)%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(as adjusted see Note 1)		(as adjusted see Note 1)
Net earnings	$6,954	$6,825	$11,248	$17,056
Other comprehensive income before tax:
Net change in postretirement benefit liability	(6)	(16)	(11)	(32)
Unrealized gains on investments:
Unrealized holding gains arising during the period	3,455	12,383	10,118	13,760
Less: Reclassification adjustments for gains included in net income	(2,166)	(1,959)	(2,405)	(4,882)
Unrealized gains on investments, net	1,289	10,424	7,713	8,878
Other comprehensive income, before tax	1,283	10,408	7,702	8,846
Income tax expense related to components of other comprehensive income	(449)	(3,643)	(2,696)	(3,096)
Other comprehensive income, net of tax	834	6,765	5,006	5,750
Comprehensive income	$7,788	$13,590	$16,254	$22,806

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(as adjusted see Note 1)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,190,212 and $1,144,687)	$1,238,162	$1,187,987
Equity securities – at fair value (cost $26,535 and $26,413)	40,116	36,930
Total investments	$1,278,277	$1,224,917
Cash and cash equivalents	69,314	83,767
Accrued investment income	10,863	10,761
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,618 and $13,497	427,084	382,621
Property and equipment, net of accumulated depreciation of $41,270 and $37,551	42,178	38,694
Prepaid reinsurance premium	2,545	2,131
Recoverables from reinsurers (includes $543 and $79 on paid losses and LAE)	14,341	14,719
Deferred policy acquisition costs	90,030	80,071
Current and deferred income taxes	9,875	10,728
Receivable for securities sold	0	1,152
Other assets	9,008	5,535
Goodwill	75,275	75,275
Total assets	$2,028,791	$1,930,371
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$530,872	$495,403
Unearned premium	536,103	474,528
Payable to reinsurers	0	45
Long-term debt (fair value $206,146 and $207,246)	194,853	194,810
Commissions payable	30,354	30,605
Payable for securities purchased	7,666	10,818
Other liabilities	61,783	62,373
Total liabilities	$1,361,631	$1,268,582
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,402,732 and 21,331,006 shares issued)	$21,425	$21,358
Additional paid-in capital	358,821	355,911
Retained earnings	658,371	652,423
Accumulated other comprehensive income, net of tax	40,325	35,319
Treasury stock, at cost (9,681,666 and 9,524,369 shares)	(411,783)	(403,221)
Total shareholders’ equity	$667,160	$661,789
Total liabilities and shareholders’ equity	$2,028,791	$1,930,371
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2010	$21,228	$349,742	$625,492	$24,488	$(359,766)	$661,184
Cumulative effect of change in accounting principle	—	—	(6,157)	—	—	(6,157)
Net earnings	—	—	17,056	—	—	17,056
Net change in postretirement benefit liability	—	—	—	(21)	—	(21)
Change in unrealized gain on investments	—	—	—	5,256	—	5,256
Change in non-credit component of impairment losses on fixed maturities	—	—	—	515	—	515
Comprehensive income						$22,806
Dividends paid to common shareholders	—	—	(4,448)	—	—	(4,448)
Shares issued and share-based compensation expense, including tax benefit	71	3,073	—	—	—	3,145
Acquisition of treasury stock	—	—	—	—	(17,146)	(17,146)
Balance at June 30, 2011, as adjusted	$21,299	$352,816	$631,942	$30,238	$(376,913)	$659,383
Net earnings	$—	$—	$24,778	$—	$—	$24,778
Net change in postretirement benefit liability	—	—	—	(156)	—	(156)
Change in unrealized gain on investments	—	—	—	4,465	—	4,465
Change in non-credit component of impairment losses on fixed maturities	—	—	—	771	—	771
Comprehensive income						$29,858
Dividends paid to common shareholders	—	—	(4,297)	—	—	(4,297)
Shares issued and share-based compensation expense, including tax benefit	58	3,095	—	—	—	3,154
Acquisition of treasury stock	—	—	—	—	(26,308)	(26,308)
Balance at December 31, 2011, as adjusted	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	$—	$—	$11,248	$—	$—	$11,248
Net change in postretirement benefit liability				(7)		(7)
Change in unrealized gain on investments	—	—	—	4,180	—	4,180
Change in non-credit component of impairment losses on fixed maturities	—	—	—	833	—	833
Comprehensive income						$16,254
Dividends paid to common shareholders	—	—	(5,300)	—	—	(5,300)
Shares issued and share-based compensation expense, including tax benefit	68	2,911	—	—	—	2,978
Acquisition of treasury stock	—	—	—	—	(8,562)	(8,562)
Balance at June 30, 2012	$21,425	$358,821	$658,371	$40,325	$(411,783)	$667,160
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended June 30,
	2012	2011
		(as adjusted See Note 1)
Operating Activities:
Net earnings	$6,954	$6,825
Adjustments:
Depreciation	1,791	2,281
Amortization	2,353	1,757
Net realized gains on investments	(2,166)	(1,959)
Loss on disposal of property and equipment	357	1
Share-based compensation expense	968	776
Activity related to rabbi trust	(16)	3
Decrease in accrued investment income	505	177
Decrease (increase) in agents’ balances and premium receivable	8,159	(5,428)
Decrease in reinsurance receivables	1,104	1,713
Decrease (increase) in deferred policy acquisition costs	1,076	(1,041)
Increase in other assets	(4,086)	(10,495)
Increase in unpaid losses and loss adjustment expenses	16,942	9,581
(Decrease) increase in unearned premium	(5,502)	6,245
Decrease in payable to reinsurers	(185)	0
Increase (decrease) in other liabilities	5,948	(22,076)
Net cash provided by (used in) operating activities	34,201	(11,638)
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(131,418)	(53,251)
Property and equipment	(6,943)	(16,262)
Maturities and redemptions of fixed maturities	34,786	23,312
Sales of:
Fixed maturities	86,724	48,016
Equity securities	0	2,994
Net cash (used in) provided by investing activities	(16,852)	4,809
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	350	278
Acquisition of treasury stock	(7,037)	(10,298)
Dividends paid to shareholders	(2,644)	(2,216)
Net cash used in financing activities	(9,330)	(12,236)
Net increase (decrease) in cash and cash equivalents	8,020	(19,066)
Cash and cash equivalents at beginning of period	61,295	55,521
Cash and cash equivalents at end of period	$69,314	$36,455
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
		(as adjusted See Note 1)
Operating Activities:
Net earnings	$11,248	$17,056
Adjustments:
Depreciation	3,719	4,826
Amortization	4,556	3,831
Net realized gains on investments	(2,405)	(4,882)
Loss on disposal of property and equipment	382	202
Share-based compensation expense	2,146	1,417
Activity related to rabbi trust	35	18
(Increase) decrease in accrued investment income	(102)	814
Increase in agents’ balances and premium receivable	(44,463)	(38,097)
(Increase) decrease in reinsurance receivables	(37)	1,411
Increase in deferred policy acquisition costs	(9,959)	(8,752)
Increase in other assets	(5,319)	(9,990)
Increase in unpaid losses and loss adjustment expenses	35,469	5,276
Increase in unearned premium	61,575	48,961
Decrease in payable to reinsurers	(45)	(42)
Decrease in other liabilities	(997)	(14,479)
Net cash provided by operating activities	55,803	7,569
Investing Activities:
Purchases of and additional investments in:
Fixed maturities	(255,436)	(195,863)
Property and equipment	(7,585)	(18,176)
Maturities and redemptions of fixed maturities	81,993	90,665
Sales of:
Fixed maturities	123,542	100,871
Equity securities	0	7,871
Net cash used in investing activities	(57,487)	(14,632)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	833	1,728
Acquisition of treasury stock	(8,303)	(17,367)
Dividends paid to shareholders	(5,300)	(4,448)
Net cash used in financing activities	(12,770)	(20,087)
Net decrease in cash and cash equivalents	(14,453)	(27,150)
Cash and cash equivalents at beginning of period	83,767	63,605
Cash and cash equivalents at end of period	$69,314	$36,455
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
INDEX TO NOTES

1. Reporting and Accounting Policies	6. Long-Term Debt

2. Share-Based Compensation	7. Income Taxes

3. Computation of Net Earnings Per Share	8. Additional Information

4. Fair Value	9. Insurance Reserves

5. Investments	10. Commitments and Contingencies

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
We have evaluated events that occurred after June 30, 2012 for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Adopted Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update intended to reduce diversity in practice for the accounting of deferred policy acquisition costs. The guidance modifies the definition of acquisition costs to require that costs be directly related to the successful acquisition of a new or renewal insurance contract to be deferred. We adopted this standard as of January 1, 2012. Pursuant to the guidance, we elected to adopt this standard on a retrospective basis and recognized an adjustment to beginning retained earnings for the earliest period shown in the Consolidated Statements of Changes in Shareholders' Equity of $6.2 million, net of taxes.

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
The following table illustrates the effect of adopting this standard on the Consolidated Statements of Earnings (in millions, except per share amounts):

	Three months ended June 30, 2011			Six months ended June 30, 2011
	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference
Commissions and other underwriting expenses	$57.5	$58.7	$1.2	$112.6	$114.9	$2.4
Provision for income taxes	1.4	1.0	(0.4)	4.2	3.4	(0.8)
Net earnings	7.6	6.8	(0.8)	18.6	17.1	(1.5)
Net earnings per common share:
Basic	$0.62	$0.56	$(0.06)	$1.51	$1.39	$(0.12)
Diluted	0.61	0.54	(0.07)	1.48	1.35	(0.13)

We also adjusted the Consolidated Statements of Cash Flows for these changes for the three and six months ended June 30, 2011.

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

Schedules may not foot due to rounding.

Note 2 Share-Based Compensation

Restricted Stock Plan
We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 278,843 shares as of June 30, 2012. We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.
On July 31, 2007, our Compensation Committee (“Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares of restricted stock vested in full on July 31, 2011. On August 2, 2011, the Committee approved the grant of an additional 72,234 shares of restricted stock to certain officers under the

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

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
Non-employee Directors’ Stock Ownership Plan
In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 49,461 shares as of June 30, 2012. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June 2011, we issued 6,657 shares of our common stock, valued pursuant to the Directors’ Plan at $350,000, to our non-employee directors. In June 2012, we issued 5,502 shares of our common stock, valued pursuant to the Directors’ Plan at $300,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Employee Stock Purchase Plan
We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 50,436 as of June 30, 2012. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
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
We estimated the weighted-average grant date fair values of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	2004 Grants		2003 Grants
Weighted-average grant date fair value	$13.87		$5.97
Dividend yield	0.7%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.3%		4.0%
Expected life	7.5	years	7.5	years
Weighted-average grant exercise price	$33.56		$16.11
Outstanding at June 30, 2012	79,050		99,305
The following table describes activity for our Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2011	192,455	$23.40
Granted	0	0
Exercised	(14,100)	$16.00
Forfeited	0	0
Outstanding at June 30, 2012	178,355	$23.98	1.08	$6.0
Vested at June 30, 2012	178,355	$23.98	1.08	$6.0
Exercisable at June 30, 2012	178,355	$23.98	1.08	$6.0

(a)	We calculated the intrinsic value for the stock options based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from options exercised for the six months ended June 30, 2012 and 2011 was approximately $0.2 million and $0.8 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $0.2 million and $0.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was approximately $0.5 million and $1.8 million, respectively.
We have a policy of issuing new stock for the exercise of stock options.

The amount of total compensation cost, by plan, for share-based compensation arrangements was as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$298	$104	$199	$70	$595	$208	$398	$139
Directors’ Plan	300	105	350	123	300	105	350	123
ESPP	15	0	9	0	26	0	19	0
PSP	371	130	227	79	1,250	438	669	234
Total	$984	$339	$785	$271	$2,172	$751	$1,436	$496

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 3 Computation of Net Earnings per Share
The following table illustrates the computation of our basic and diluted net earnings per common share (in thousands, except per share figures):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings for basic and diluted net earnings per share	$6,954	$6,825	$11,248	$17,056
Average basic shares outstanding	11,709	12,280	11,719	12,312
Basic net earnings per share	$0.59	$0.56	$0.96	$1.39

Average basic shares outstanding	11,709	12,280	11,719	12,312
Restricted stock not yet vested	23	72	22	72
Dilutive effect of assumed option exercises	99	112	105	127
Dilutive effect of Performance Share Plan	106	77	148	84
Average diluted shares outstanding	11,937	12,541	11,993	12,596
Diluted net earnings per share	$0.58	$0.54	$0.94	$1.35

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
The following table presents for each of the fair value hierarchy levels our assets and liabilities for which we report fair value on a recurring basis at June 30, 2012 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$69,314	$0	$0	$69,314
Fixed maturity securities:
U.S. government	105,737	380	3,899	110,016
Government-sponsored enterprises	0	70,446	0	70,446
State and municipal	0	426,699	2,750	429,449
Mortgage-backed securities:
Residential	0	239,678	7,188	246,866
Commercial	0	13,845	0	13,845
Total mortgage-backed securities	$0	$253,522	$7,188	$260,711
Collateralized mortgage obligations	0	24,597	486	25,084
Asset-backed securities	0	69,620	1,361	70,981
Corporates	0	261,508	9,966	271,475
Total fixed maturities	$105,737	$1,106,774	$25,651	$1,238,162
Equity securities	40,116	0	0	40,116
Total cash and investments	$215,167	$1,106,774	$25,651	$1,347,591
Percentage of total cash and investments	16.0%	82.1%	1.9%	100.0%
Long-term debt	$0	$206,146	$0	$206,146

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization ("NRSRO"). We recognize transfers between levels at the beginning of the reporting period.
A third party nationally recognized pricing service provides the fair value of securities in Level 2. We periodically review the third party pricing methodologies and test for significant differences between the market price used to value the security and recent sales activity.

The following table presents the changes in the Level 3 fair value category (in thousands):

	Three months ended June 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,897	$0	$0	$499	$9,644	$0	$14,040
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	0	(404)	0	(404)
Included in other comprehensive income	2	2,750	32	2	672	1	3,459
Purchases	0	0	7,156	0	0	1,360	8,516
Sales	0	0	0	0	0	0	0
Settlements	0	0	0	(14)	(915)	0	(929)
Transfers in	0	0	0	0	969	0	969
Transfers out	0	0	0	0	0	0	0
Balance at end of period	$3,899	$2,750	$7,188	$486	$9,966	$1,361	$25,651
	Six months ended June 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$4,438	$0	$0	$509	$10,426	$0	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	0	(986)	0	(986)
Included in other comprehensive income	(83)	2,750	32	4	1,277	1	3,981
Purchases	0	0	7,156	0	0	1,360	8,516
Sales	0	0	0	0	(253)	0	(253)
Settlements	(456)	0	0	(26)	(1,265)	0	(1,747)
Transfers in	0	0	0	0	1,836	0	1,836
Transfers out	0	0	0	0	(1,070)	0	(1,070)
Balance at end of period	$3,899	$2,750	$7,188	$486	$9,966	$1,361	$25,651
Of the $25.7 million fair value of securities in Level 3, which consists of 18 securities, we priced 6 based on non-binding broker quotes. We manually calculated the price of 2 securities, which have a combined fair value of $0.9 million. Quantitative information about the significant unobservable inputs used in the fair value measurement of these manually priced securities at June 30, 2012 is as follows (in millions):

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

The significant unobservable inputs used in the fair value measurement of our manually-priced corporate bonds are a probability of default assumption and an assigned credit rating. Significant changes in either of these inputs in isolation could result in a significant change in fair value measurement.  Generally, a reduction in probability of default would increase security valuation. A change in the credit rating assumption would change the yield spread associated with that bond, and thus the yield used in discounting the cash flows to arrive at the security’s valuation.
We transferred approximately $1.1 million of securities in Level 3 at December 31, 2011 to Level 2 during the six months ended June 30, 2012 because we obtained a price for those securities from a nationally recognized pricing service. We transferred approximately $1.8 million of securities into Level 3 from Level 2 during the six months ended June 30, 2012 because we could not obtain a price from a third party nationally recognized pricing service or because a rating by a NRSRO was not available. There were no transfers between Levels 1 and 2 during the six months ended June 30, 2012.
The gains or losses included in net earnings are included in the line item net realized gains on investments in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item unrealized gains (losses) on investments, net in the Consolidated Statements of Comprehensive Income and the line item change in unrealized gain on investments or the line item change in non-credit component of impairment losses on fixed maturities in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$69,314	$69,314	$83,767	$83,767
Available-for-sale securities
Fixed maturities	1,238,162	1,238,162	1,187,987	1,187,987
Equity securities	40,116	40,116	36,930	36,930
Total cash and investments	$1,347,591	$1,347,591	$1,308,684	$1,308,684
Liabilities:
Long-term debt	$194,853	$206,146	$194,810	$207,246

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments
We consider all fixed maturity and equity securities available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended June 30, 2012 and 2011 were $86.7 million and $51.0 million, respectively. The proceeds from sales of securities for the six months ended June 30, 2012 and 2011 were $123.5 million and $108.7 million, respectively. The proceeds for the three and six months ended June 30, 2011 were net of $0.9 million of receivable for securities sold during the second quarter of 2011 that had not settled at June 30, 2011.
Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	June 30, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$107,315	$2,701	$0	$0	$110,016
Government-sponsored enterprises	69,039	1,407	0	0	70,446
State and municipal	409,721	19,800	(72)	0	429,449
Mortgage-backed securities:
Residential	235,520	11,346	0	0	246,866
Commercial	13,099	760	(13)	0	13,845
Total mortgage-backed securities	$248,619	$12,106	$(13)	$0	$260,711
Collateralized mortgage obligations	24,618	588	(33)	(89)	25,084
Asset-backed securities	70,782	426	(228)	0	70,981
Corporates	260,118	11,547	(190)	0	271,475
Total fixed maturities	$1,190,212	$48,575	$(536)	$(89)	$1,238,162
Equity securities	26,535	13,584	(2)	0	40,116
Total	$1,216,747	$62,159	$(539)	$(89)	$1,278,277

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI Recognized in Accumulated OCI	Fair Value
Fixed maturities:
U.S. government	$124,378	$3,428	$(8)	$0	$127,798
Government-sponsored enterprises	55,220	958	(9)	0	56,170
State and municipal	391,436	18,016	(63)	0	409,388
Mortgage-backed securities:
Residential	225,506	10,878	(14)	0	236,370
Commercial	19,751	760	(142)	0	20,369
Total mortgage-backed securities	$245,257	$11,638	$(156)	$0	$256,739
Collateralized mortgage obligations	27,447	757	(9)	(93)	28,103
Asset-backed securities	48,403	368	(143)	0	48,628
Corporates	252,546	9,688	(1,004)	(68)	261,162
Total fixed maturities	$1,144,687	$44,853	$(1,391)	$(161)	$1,187,987
Equity securities	26,413	10,554	(38)	0	36,930
Total	$1,171,100	$55,408	$(1,429)	$(161)	$1,224,917

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
June 30, 2012
Fixed maturities:
U.S. government	0	$0	$0	0.0%	0	$0	$0	0.0%
Government-sponsored enterprises	0	0	0	0.0%	0	0	0	0.0%
State and municipal	7	7,103	(65)	0.9%	1	570	(7)	1.2%
Mortgage-backed securities:
Residential	0	0	0	0.0%	0	0	0	0.0%
Commercial	1	1,238	(6)	0.5%	2	412	(7)	1.7%
Total mortgage-backed securities	1	$1,238	$(6)	0.5%	2	$412	$(7)	1.7%
Collateralized mortgage obligations	4	3,540	(31)	0.9%	2	679	(92)	11.9%
Asset-backed securities	5	10,929	(85)	0.8%	3	5,198	(142)	2.7%
Corporates	22	19,410	(190)	1.0%	0	0	0	0.0%
Total fixed maturities	39	$42,219	$(378)	0.9%	8	$6,858	$(248)	3.5%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	39	$42,219	$(378)	0.9%	8	$6,858	$(248)	3.5%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2011
Fixed maturities:
U.S. government	1	$557	$(8)	1.4%	0	$0	$0	0.0%
Government-sponsored enterprises	1	5,032	(9)	0.2%	0	0	0	0.0%
State and municipal	5	7,841	(36)	0.5%	2	2,885	(28)	0.9%
Mortgage-backed securities:
Residential	1	10,481	(14)	0.1%	0	0	0	0.0%
Commercial	2	1,926	(7)	0.4%	5	4,505	(135)	2.9%
Total mortgage-backed securities	3	$12,407	$(21)	0.2%	5	$4,505	$(135)	2.9%
Collateralized mortgage obligations	4	2,714	(9)	0.3%	1	509	(93)	15.5%
Asset-backed securities	6	13,653	(143)	1.0%	1	433	0	0.1%
Corporates	43	44,695	(1,057)	2.3%	1	721	(15)	2.0%
Total fixed maturities	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The table above excludes an unrealized loss on equities invested in a rabbi trust of $2.5 thousand at June 30, 2012 and an unrealized loss of $37.7 thousand at December 31, 2011.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	June 30, 2012	December 31, 2011
Number of positions held with unrealized:
Gains	672	583
Losses	47	73
Number of positions held that individually exceed unrealized:
Gains of $500,000	5	5
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	82%	83%
Losses that were investment grade	77%	73%
Percentage of fair value held with unrealized:
Gains that were investment grade	95%	95%
Losses that were investment grade	93%	91%

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at June 30, 2012 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Less than or equal to:
Three months	$20,241	$(86)	$(86)	$0	$0
Six months	13,040	(155)	(116)	(39)	0
Nine months	5,545	(95)	(95)	0	0
Twelve months	3,393	(42)	(12)	0	(30)
Greater than twelve months	6,858	(248)	(159)	0	(89)
Total	$49,077	$(626)	$(467)	$(39)	$(120)

* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Six months ended June 30, 2012
Unrealized holding gains (losses) on securities arising during the period	$7,053	$3,065	$(3,541)	$6,577
Realized (gains) losses on securities sold	(3,470)	0	1,214	(2,255)
Impairment loss recognized in earnings(1)	1,065	0	(373)	692
Change in unrealized gains (losses) on marketable securities, net	$4,649	$3,065	$(2,700)	$5,014
Six months ended June 30, 2011
Unrealized holding gains (losses) on securities arising during the period	$11,472	$2,288	$(4,816)	$8,944
Realized (gains) losses on securities sold	(2,980)	(2,748)	2,005	(3,723)
Impairment loss recognized in earnings(1)	846	0	(296)	550
Change in unrealized gains (losses) on marketable securities, net	$9,338	$(459)	$(3,107)	$5,771
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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	Six months ended June 30,
	2012	2011
Beginning balance	$1,728	$1,828
Additions for:
Previously impaired securities	0	36
Newly impaired securities	9	692
Reductions for:
Securities sold and paid down	(296)	(446)
Securities that no longer have a non-credit component	(735)	0
Ending balance	$706	$2,109
The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2012, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$40,726	$411	$0	$41,137	$63,855
After one year through five years	420,791	19,650	1,750	442,191	513,192
After five years through ten years	339,259	6,684	1,097	347,040	210,858
After ten years	50,682	337	0	51,018	58,289
Mortgage-backed, asset-backed and collateralized mortgage obligations	334,780	21,995	0	356,775	344,019
	$1,186,237	$49,077	$2,847	$1,238,162	$1,190,212

Note 6 Long-Term Debt
In February 2004, we issued $200 million principal of senior notes due February 2014 (the “Senior Notes”). The Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time we issued the Senior Notes, we capitalized $2.1 million of debt issuance costs, which we are amortizing over the term of the Senior Notes. During 2009, we repurchased $5.0 million of our debt, bringing the outstanding principal to $195.0 million. We calculated the June 30, 2012 fair value of $206.1 million using a 160 basis point spread to the two-year U.S. Treasury Note of 0.303%.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At June 30, 2012, there were no borrowings outstanding under the Credit Agreement.

Note 7 Income Taxes
The following table reconciles our income taxes at statutory rates to our effective provision for income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Earnings before income taxes	$9,323	$7,825	$14,845	$20,432
Income taxes at statutory rates	$3,263	$2,739	$5,196	$7,151
Effect of:
Dividends-received deduction	(42)	(32)	(79)	(67)
Tax-exempt interest	(814)	(885)	(1,644)	(1,760)
Adjustment to valuation allowance	(80)	(810)	80	(1,944)
Other	41	(12)	44	(3)
Provision for income taxes	$2,369	$1,000	$3,597	$3,376
GAAP effective tax rate	25.4%	12.8%	24.2%	16.5%

During the six months ended June 30, 2011, we decreased our tax valuation allowance by $1.9 million due to both a decrease in the reserve for other-than-temporary impaired securities and utilization of our capital loss carryforward.

Note 8 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income tax payments	$5,000	$9,203	$5,000	$9,203
Interest payments on debt	0	0	5,363	5,363
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $6.0 million and $5.9 million, respectively at June 30, 2012 and December 31, 2011.
Sale of Shell Company
In April 2012, we entered into a definitive agreement to sell an inactive shell insurance subsidiary to an unaffiliated third party. The sale is expected to close by September 30, 2012, pending regulatory approval. In the future, we intend to sell or dissolve other inactive shell companies. The primary reason for the sale of these shell companies is to reduce the administrative costs to maintain licenses in companies not needed to support our insurance operations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at Beginning of Period
Unpaid losses on known claims	$194,048	$181,980	$181,972	$180,334
IBNR losses	179,343	158,956	177,645	164,140
LAE	140,539	132,592	135,787	133,359
Total unpaid losses and LAE	513,930	473,527	495,403	477,833
Reinsurance recoverables	(15,704)	(16,115)	(14,640)	(16,521)
Unpaid losses and LAE, net of reinsurance recoverables	498,226	457,413	480,764	461,312
Current Activity
Loss and LAE incurred:
Current accident year	229,014	189,007	443,882	371,387
Prior accident years	1,893	3,446	1,803	23
Total loss and LAE incurred	230,907	192,453	445,685	371,410
Loss and LAE payments:
Current accident year	(133,255)	(110,874)	(202,517)	(169,927)
Prior accident years	(78,804)	(70,764)	(206,858)	(194,567)
Total loss and LAE payments	(212,059)	(181,637)	(409,375)	(364,494)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	517,074	468,228	517,074	468,228
Add back reinsurance recoverables	13,798	14,880	13,798	14,880
Total unpaid losses and LAE	$530,872	$483,108	$530,872	$483,108
Unpaid losses on known claims	$202,622	$188,189	$202,622	$188,189
IBNR losses	182,630	160,992	182,630	160,992
LAE	145,620	133,928	145,620	133,928
Total unpaid losses and LAE	$530,872	$483,108	$530,872	$483,108

Bodily injury coverage in California and personal injury protection coverage in Florida related to accident years 2010 and 2011 were the primary sources of the $1.9 million and $1.8 million of unfavorable reserve development during the three and six months ended June 30, 2012, respectively.

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

OVERVIEW
We continued to generate premium growth in the second quarter of 2012, although at a slower rate than the first quarter of 2012. This quarter marks the eleventh consecutive quarter that we have experienced growth in written premiums. This increase is a result of multiple factors, including a shift in business mix towards policies offering broader coverage, rate decreases taken in 2011 in certain states and competitors' rate increases in certain states. Premiums fell in three of the seven Focus States during the second quarter of 2012 as a result of our efforts to improve profitability through rate increases and more restrictive underwriting. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended June 30, 2012 were $7.0 million and $0.58, respectively, compared to $6.8 million and $0.54, respectively, for the three months ended June 30, 2011. Net earnings and diluted earnings per share for the six months ended June 30, 2012 were $11.2 million and $0.94, respectively, compared to $17.1 million and $1.35, respectively, for the six months ended June 30, 2011. The decrease in diluted earnings per share for the six months ended June 30, 2012 is primarily due to an increase in unfavorable development recognized in 2012 coupled with a decline in realized gains on investments.
We had a net realized gain on investments of $2.2 million for the three months ended June 30, 2012 and a net realized gain of $2.0 million for the three months ended June 30, 2011. We had a net realized gain on investments of $2.4 million for the six months ended June 30, 2012 and a net realized gain of $4.9 million for the six months ended June 30, 2011. Included in the net realized gain for the second quarter of 2012 is $0.4 million of other-than-temporary impairments on fixed income securities compared to $0.2 million of impairments on fixed income securities during the second quarter of 2011. Included in the net realized gain for the six months ended June 30, 2012 is $1.1 million of other-than-temporary impairments on fixed income securities compared to $0.8 million of impairments on fixed income securities for the six months ended June 30, 2011.
Included in net earnings for the three months ended June 30, 2012 and 2011 were $1.2 million ($1.9 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves and $2.2 million ($3.4 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves, respectively. Included in net earnings for the six months ended June 30, 2012 and 2011 were $1.2 million ($1.8 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves and $15.0 thousand ($23.0 thousand pre-tax) of unfavorable development on prior accident year loss and LAE reserves, respectively. The following table displays combined ratio results by accident year developed through June 30, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through					Prior Accident Year Favorable / (Unfavorable) Development		($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Mar 2011	June 2011	Dec 2011	Mar 2012	June 2012	Q2 2012	YTD 2012	Q2 2012	YTD 2012
	(as adjusted see Note 1)
Prior								$(0.4)	$(0.3)
2004	85.0%	85.0%	84.9%	84.9%	85.0%	0.0%	0.0%	(0.1)	(0.1)
2005	87.9%	87.9%	87.8%	87.8%	87.8%	0.0%	0.0%	0.1	0.2
2006	90.6%	90.6%	90.4%	90.3%	90.3%	0.0%	0.1%	0.1	1.2
2007	92.9%	92.7%	92.7%	92.5%	92.5%	0.0%	0.2%	0.4	2.2
2008	91.9%	91.7%	91.7%	91.6%	91.5%	0.1%	0.2%	0.6	1.8
2009	92.9%	92.9%	92.9%	92.7%	92.6%	0.0%	0.3%	0.3	2.3
2010	98.1%	98.7%	99.4%	99.8%	99.6%	0.2%	(0.2)%	1.8	(1.4)
2011	99.8%	99.1%	97.6%	97.9%	98.3%	(0.5)%	(0.8)%	(4.8)	(7.7)
2012 YTD				99.9%	99.2%
								$(1.9)	$(1.8)
Recent accident years are less developed than prior years and must be interpreted with caution. However, the upward trend in the 2010 through 2012 accident period combined ratios compared to prior periods reflects an increase in new business during 2010 through 2012. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Our book value per share increased 1.6% from $56.05 at December 31, 2011 to $56.92 at June 30, 2012. This increase was primarily due to earnings, net of shareholder dividends, and the increase in unrealized gains on investments for the six months ended June 30, 2012.

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
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$223,087	$203,184	$19,903	9.8%
Non-urban Zones	35,136	27,136	8,000	29.5%
Total Focus States	258,224	230,320	27,904	12.1%
Maintenance States	7,160	7,445	(285)	(3.8)%
Other States	1,712	1,837	(124)	(6.8)%
Total Personal Auto	267,096	239,602	27,494	11.5%
Commercial Vehicle	19,479	16,491	2,988	18.1%
Classic Collector	3,793	3,287	505	15.4%
Total gross written premium	290,368	259,380	30,988	11.9%
Ceded reinsurance	(1,987)	(1,656)	(332)	20.0%
Net written premium	288,380	257,724	30,656	11.9%
Change in unearned premium	5,737	(6,141)	11,878	(193.4)%
Net earned premium	$294,118	$251,584	$42,534	16.9%

	Six months ended June 30,
	2012	2011	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$496,632	$426,522	$70,110	16.4%
Non-urban Zones	76,100	58,637	17,463	29.8%
Total Focus States	572,732	485,159	87,573	18.1%
Maintenance States	15,352	15,645	(293)	(1.9)%
Other States	3,645	3,906	(261)	(6.7)%
Total Personal Auto	591,729	504,709	87,020	17.2%
Commercial Vehicle	38,264	32,340	5,924	18.3%
Classic Collector	6,285	5,446	839	15.4%
Total gross written premium	636,278	542,495	93,783	17.3%
Ceded reinsurance	(3,739)	(3,235)	(505)	15.6%
Net written premium	632,539	539,261	93,278	17.3%
Change in unearned premium	(61,272)	(48,696)	(12,577)	25.8%
Net earned premium	$571,266	$490,565	$80,701	16.5%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At June 30,
	2012	2011	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	757,428	691,191	66,237	9.6%
Non-urban Zones	105,721	83,824	21,897	26.1%
Total Focus States	863,149	775,015	88,134	11.4%
Maintenance States	26,987	28,876	(1,889)	(6.5)%
Other States	3,747	4,528	(781)	(17.2)%
Total Personal Auto	893,883	808,419	85,464	10.6%
Commercial Vehicle	37,979	34,295	3,684	10.7%
Classic Collector	37,014	34,841	2,173	6.2%
Total policies in force	968,876	877,555	91,321	10.4%
Gross written premium grew 11.9% and 17.3% during the second quarter and first six months of 2012, respectively, compared with the same periods of 2011. During the first six months of 2012, Infinity implemented rate revisions in various states with an overall rate increase of 3.3%. Excluding the effect of rate changes in California, our largest state, the overall rate increase was 5.6%. Policies in force at June 30, 2012 increased 10.4% compared with the same period in 2011. Gross written premium grew more than policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.
During the second quarter and first six months of 2012, personal auto insurance gross written premium in our Focus States grew 12.1% and 18.1%, respectively, when compared with the same periods of 2011. The increase in gross written premium in both periods is primarily due to growth in California and Florida.

•
California gross written premium grew 2.3% and 8.9%, respectively, during the second quarter and first six months of 2012. Rate actions taken by competitors and a shift in business mix to policies offering broader coverage and higher average premium have stimulated premium growth in the state. Growth in the second quarter slowed due to tightened underwriting standards in the state.

•
Florida gross written premium grew 72.4% and 70.9%, respectively, during the second quarter and first six months of 2012. This growth is primarily a result of higher business retention and competitor rate increases.

Declines of 28.0% and 12.4% in Texas, respectively, during the second quarter and first six months of 2012 partially offset the growth in California and Florida. The decline in Texas gross written premium is primarily due to actions taken to improve profitability in the state.
Gross written premium in the Maintenance States declined 3.8% and 1.9%, respectively, during the second quarter and first six months of 2012 primarily due to a decline in Illinois premium.
Our Commercial Vehicle gross written premium grew 18.1% and 18.3%, respectively, during the second quarter and first six months of 2012. This growth is primarily due to higher average premium and better retention for this product.
Gross written premium in our Classic Collector product grew 15.4% and 15.4%, respectively, during the second quarter and first six months of 2012. This growth is primarily due to growth in Florida and Texas resulting from an increase in the number of agencies actively producing business for this product.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the statutory and GAAP combined ratios:

	Three months ended June 30,
	2012			2011			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	79.7%	17.9%	97.6%	75.8%	21.3%	97.0%	3.9%	(3.4)%	0.5%
Non-urban Zones	75.4%	17.7%	93.2%	79.3%	20.5%	99.8%	(3.9)%	(2.8)%	(6.7)%
Total Focus States	79.1%	17.9%	97.0%	76.2%	21.2%	97.4%	2.9%	(3.3)%	(0.4)%
Maintenance States	80.7%	22.5%	103.3%	83.2%	26.6%	109.8%	(2.5)%	(4.1)%	(6.6)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	79.5%	18.0%	97.5%	76.4%	21.4%	97.8%	3.2%	(3.4)%	(0.3)%
Commercial Vehicle	62.2%	18.7%	80.8%	75.6%	18.3%	93.9%	(13.5)%	0.3%	(13.1)%
Classic Collector	75.2%	34.0%	109.2%	69.6%	36.8%	106.4%	5.6%	(2.8)%	2.8%
Total statutory ratios	78.6%	18.4%	97.0%	76.6%	21.1%	97.7%	2.0%	(2.7)%	(0.7)%
Total statutory ratios excluding development	79.5%	18.4%	97.9%	77.5%	21.1%	98.5%	2.1%	(2.7)%	(0.6)%
GAAP ratios	78.5%	20.7%	99.2%	76.5%	23.3%	99.8%	2.0%	(2.6)%	(0.6)%
GAAP ratios excluding development	79.4%	20.7%	100.1%	77.4%	23.3%	100.7%	2.1%	(2.6)%	(0.6)%

	Six months ended June 30,
	2012			2011			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	78.6%	18.8%	97.4%	75.5%	21.4%	96.9%	3.1%	(2.6)%	0.5%
Non-urban Zones	79.1%	18.6%	97.7%	78.1%	20.1%	98.1%	1.1%	(1.5)%	(0.4)%
Total Focus States	78.7%	18.7%	97.5%	75.8%	21.2%	97.1%	2.9%	(2.5)%	0.4%
Maintenance States	74.4%	23.1%	97.5%	86.6%	27.5%	114.2%	(12.2)%	(4.4)%	(16.6)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	78.8%	18.9%	97.6%	76.2%	21.4%	97.7%	2.5%	(2.6)%	0.0%
Commercial Vehicle	66.5%	18.1%	84.6%	71.6%	18.3%	89.9%	(5.1)%	(0.1)%	(5.2)%
Classic Collector	70.0%	37.2%	107.2%	66.2%	40.0%	106.2%	3.7%	(2.8)%	0.9%
Total statutory ratios	78.1%	19.1%	97.3%	75.8%	21.2%	97.0%	2.4%	(2.1)%	0.3%
Total statutory ratios excluding development	77.7%	19.1%	96.8%	75.7%	21.2%	96.9%	2.0%	(2.1)%	(0.1)%
GAAP ratios	78.0%	21.5%	99.5%	75.7%	23.4%	99.1%	2.3%	(1.9)%	0.4%
GAAP ratios excluding development	77.7%	21.5%	99.2%	75.7%	23.4%	99.1%	2.0%	(1.9)%	0.1%

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statutory combined ratio for the three months ended June 30, 2012 decreased by 0.7% points from the same period of 2011. The statutory combined ratio for the six months ended June 30, 2012 increased by 0.3% points from the same period of 2011. The second quarter of 2012 included $1.9 million of unfavorable development on prior year loss and LAE reserves and $4.6 million in favorable development on loss and LAE reserves from the first quarter of 2012 . The first six months of 2012 included $1.8 million of unfavorable development on prior year loss and LAE reserves. The second quarter of 2011 included $3.4 million of unfavorable development on prior year loss and LAE reserves and $5.6 million in favorable development on loss and LAE reserves from the first quarter of 2011. The first six months of 2011 included $23.0 thousand of unfavorable development on prior year loss and LAE reserves.
Excluding the effect of development from all periods, the statutory combined ratio decreased by 0.6 points for the three months ended June 30, 2012 and decreased by 0.1 points for the six months ended June 30, 2012 compared to the same periods of 2011. In both periods, an increase in the loss and LAE ratio was offset by a decline in the underwriting ratio.
The increase in the loss and LAE ratio is primarily attributable to an increase in new business in states such as Florida. The expense ratio has declined primarily as a result of spreading fixed underwriting costs over a larger written premium base as well as a decline in advertising spending.
The GAAP combined ratio for the three months ended June 30, 2012 decreased by 0.6 points from the same period of 2011. The GAAP combined ratio for the six months ended June 30, 2012 increased by 0.4 points from the same period of 2011. Excluding the effect of development from all periods, the GAAP combined ratio decreased by 0.6 points for the three months ended June 30, 2012 and increased by 0.1 points for the six months ended June 30, 2012 compared to the same periods of 2011. We expect the GAAP combined ratio, excluding reserve development, to be between 97.5% and 98.5% for the full year 2012.
Losses from catastrophes were $1.9 million and $2.1 million for the three and six months ended June 30, 2012, respectively, compared to $2.3 million and $2.2 million for the same periods of 2011. Losses from catastrophes during 2012 were primarily due to hail storms in Texas during the second quarter.
The combined ratio in the Focus States decreased by 0.4 points for the three months ended June 30, 2012 and increased by 0.4 points for six months ended June 30, 2012 In both periods, increases in the loss and LAE ratio were offset by declines in the underwriting ratio. The increase in the loss and LAE ratio in the second quarter of 2012 is primarily due to unfavorable development in California. The increase in the loss and LAE ratio in the first six months of 2012 is a result of unfavorable development in California and new business in Florida. New business typically has higher loss and LAE ratios than renewal business. The increase in the loss and LAE ratio in the Focus States was partially offset by a decline in the underwriting ratio of 3.3 points and 2.5 points for the three and six months ended June 30, 2012, respectively. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined.
The combined ratio in the Maintenance States decreased by 6.6 and 16.6 points during the three and six months ended June 30, 2012, respectively, when compared to the same periods of 2011, primarily due to a decline in the loss and LAE ratio in Illinois. We reclassified Illinois from a Focus State to a Maintenance State in 2012 and slowed new business production which drove the decline in the loss and LAE ratio.
The combined ratio for the Commercial Vehicle product decreased by 13.1 points and 5.2 points, respectively, during the three and six months ended June 30, 2012, due to a decline in the loss and LAE ratio in both periods. This decline is primarily due to favorable development, rate actions taken during 2011 in order to improve profitability and higher average premium per policy.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$9,856	$10,958	$19,943	$21,648
Dividends on equity securities	200	153	378	318
Gross investment income	$10,056	$11,112	$20,321	$21,967
Investment expenses	(456)	(493)	(975)	(1,016)
Net investment income	$9,600	$10,619	$19,346	$20,951
Average investment balance, at cost	$1,247,028	$1,232,273	$1,241,196	$1,236,385
Annualized returns excluding realized gains and losses	3.1%	3.4%	3.1%	3.4%
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and six months ended June 30, 2012 declined compared to the same periods of 2011 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(418)	$2,584	$2,166	$(222)	$1,118	$896
Equities	0	0	0	0	1,063	1,063
Total	$(418)	$2,584	$2,166	$(222)	$2,181	$1,959

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(1,065)	$3,470	$2,405	$(846)	$2,980	$2,134
Equities	0	0	0	0	2,748	2,748
Total	$(1,065)	$3,470	$2,405	$(846)	$5,728	$4,882

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

Interest Expense
The Senior Notes accrue interest at an effective yield of 5.55%. Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes. We recognized $2.7 million and $5.4 million, respectively, of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three and six months ended June 30, 2012 compared to $2.7 million and $5.4 million, respectively, for the same periods of 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes
Our GAAP effective tax rate for the three and six months ended June 30, 2012 was 25.4% and 24.2%, respectively, compared to 12.8% and 16.5% for the same periods of 2011. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of June 30, 2012, the holding company had $145.8 million of cash and investments. In 2012, our insurance subsidiaries may pay us up to $53.1 million in ordinary dividends without prior regulatory approval.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.2 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $31.4 million and $55.1 million, respectively, for the three and six months ended June 30, 2012 compared to negative operating cash flows of $8.2 million during the second quarter of 2011 and positive operating cash flows of $18.7 million for the six months ended June 30, 2011.
At June 30, 2012, we had outstanding $195.0 million principal of Senior Notes due 2014, bearing a fixed 5.5% interest rate. Interest payments on the Senior Notes of $5.4 million are due each February and August through maturity in February 2014. We continuously review opportunities to refinance the outstanding debt prior to maturity based on financial market conditions. Refer to Note 6 to the Consolidated Financial Statements for more information on the Senior Notes.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At June 30, 2012, there were no borrowings outstanding under the Credit Agreement.
Uses of Funds
In February 2012, we increased our quarterly dividend to $0.225 per share from $0.180 per share. At this current amount, our 2012 annualized dividend payments would be approximately $10.6 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. During the first quarter of 2012, we repurchased 22,800 shares at an average cost, excluding commissions, of $55.97. During the second quarter of 2012, we repurchased 114,507 shares at an average cost, excluding commissions, of $54.40. As of June 30, 2012, we had $39.5 million of authority remaining under this program.
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
Premium ceded under all reinsurance agreements for the three and six months ended June 30, 2012 was $2.0 million and $3.7 million, respectively, compared to $1.7 million and $3.2 million, respectively, for the same periods of 2011.
Investments
Our consolidated investment portfolio at June 30, 2012 contained approximately $1.2 billion in fixed maturity securities and $40.1 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At June 30, 2012, we had pre-tax net unrealized gains of $47.9 million on fixed maturities and pre-tax net unrealized gains of $13.6 million on equity securities. Combined, the pre-tax net unrealized gain increased by $7.7 million for the six months ended June 30, 2012.
Approximately 94.3% of our fixed maturity investments at June 30, 2012 were rated “investment grade,” and as of the same

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of our fixed maturity portfolio is 3.2 years at June 30, 2012.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at June 30, 2012 was as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$107,315	$110,016	8.6%
Government-sponsored enterprises	69,039	70,446	5.5%
Total U.S. government and agencies	176,354	180,462	14.1%
State and municipal	409,721	429,449	33.6%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	235,520	246,866	19.3%
Commercial mortgage-backed securities	13,099	13,845	1.1%
Collateralized mortgage obligations:
PAC	13,331	13,615	1.1%
Sequentials	9,385	9,600	0.8%
Junior	576	486	0.0%
Whole loan	1,326	1,382	0.1%
Total CMO	24,618	25,084	2.0%
Asset-backed securities:
Auto loans	39,236	39,549	3.1%
Equipment leases	3,195	3,201	0.3%
Home equity	505	523	0.0%
Credit card receivables	27,736	27,591	2.2%
Miscellaneous	110	116	0.0%
Total ABS	70,782	70,981	5.6%
Total mortgage-backed, CMOs and asset-backed	344,019	356,775	27.9%
Corporates
Investment grade	193,649	200,771	15.7%
Non-investment grade	66,468	70,704	5.5%
Total corporates	260,118	271,475	21.2%
Total fixed maturities	1,190,212	1,238,162	96.9%
Equity securities	26,535	40,116	3.1%
Total investments	$1,216,747	$1,278,277	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type at June 30, 2012:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$0	$180,462	$0	$0	$0	$180,462	14.6%
State and municipal	27,895	264,611	124,770	12,173	0	429,449	34.7%
Mortgage-backed, asset-backed and CMO	81,277	275,498	0	0	0	356,775	28.8%
Corporates	0	14,759	115,256	70,756	70,704	271,475	21.9%
Total fair value	$109,172	$735,330	$240,026	$82,929	$70,704	$1,238,162	100.0%
% of total fair value	8.8%	59.4%	19.4%	6.7%	5.7%	100.0%
Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. We have only modest exposure to these types of investments. At June 30, 2012, our fixed maturity portfolio included three securities having a fair value of $1.0 million with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.
The following table presents the credit rating and fair value of our residential mortgage backed securities at June 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2006	$0	$1,040	$0	$0	$0	$1,040	0.4%
2007	0	5,884	0	0	0	5,884	2.4%
2008	0	26,664	0	0	0	26,664	10.8%
2009	0	37,250	0	0	0	37,250	15.1%
2010	0	72,012	0	0	0	72,012	29.2%
2011	0	45,019	0	0	0	45,019	18.2%
2012	0	58,997	0	0	0	58,997	23.9%
Total fair value	$0	$246,866	$0	$0	$0	$246,866	100.0%
% of total fair value	0.0%	100.0%	0.0%	0.0%	0.0%	100.0%
All of the $246.9 million of residential mortgage backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at June 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2003	$63	$0	$0	$0	$0	$63	0.5%
2004	3,776	0	0	0	0	3,776	27.3%
2005	3,419	0	0	0	0	3,419	24.7%
2006	6,373	0	0	0	0	6,373	46.0%
2007	214	0	0	0	0	214	1.5%
Total fair value	$13,845	$0	$0	$0	$0	$13,845	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
None of the $13.8 million of commercial mortgage-backed securities were issued by GSEs.
The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at June 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
1999	$0	$486	$0	$0	$0	$486	1.9%
2002	1,382	1,122	0	0	0	2,504	10.0%
2003	1,026	2,343	0	0	0	3,369	13.4%
2004	193	1,949	0	0	0	2,142	8.5%
2009	0	7,036	0	0	0	7,036	28.1%
2010	0	4,482	0	0	0	4,482	17.9%
2011	0	1,976	0	0	0	1,976	7.9%
2012	0	3,088	0	0	0	3,088	12.3%
Total fair value	$2,601	$22,483	$0	$0	$0	$25,084	100.0%
% of total fair value	10.4%	89.6%	0.0%	0.0%	0.0%	100.0%
Of the $25.1 million of collateralized mortgage obligations, $21.1 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at June 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$0	$75	$0	$0	$0	$75	0.1%
2003	5,301	448	0	0	0	5,749	8.1%
2004	5,007	0	0	0	0	5,007	7.1%
2007	2,839	0	0	0	0	2,839	4.0%
2008	5,175	0	0	0	0	5,175	7.3%
2009	10,459	338	0	0	0	10,797	15.2%
2010	3,362	2,102	0	0	0	5,465	7.7%
2011	16,729	0	0	0	0	16,729	23.6%
2012	15,959	3,185	0	0	0	19,144	27.0%
Total fair value	$64,832	$6,149	$0	$0	$0	$70,981	100.0%
% of total fair value	91.3%	8.7%	0.0%	0.0%	0.0%	100.0%
Our investment portfolio consists of $429.4 million of state and municipal bonds, of which $168.6 million are insured. Of the insured bonds, 47.5% are insured with MBIA, 27.8% with Assured Guaranty, 23.0% with AMBAC, 0.7% with Berkshire Hathaway and 0.9% are insured with XL Group. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at June 30, 2012:

	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$3,522	2.1%	$24,373	9.3%	$27,895	6.5%
AA+, AA, AA-	96,557	57.3%	168,054	64.4%	$264,611	61.6%
A+, A, A-	56,322	33.4%	68,449	26.2%	$124,770	29.1%
BBB+, BBB, BBB-	12,173	7.2%	0	0.0%	$12,173	2.8%
Total	$168,574	100.0%	$260,875	100.0%	$429,449	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at June 30, 2012 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$0	$37,202	$0	$0	$0	$37,202	8.7%
TX	14,303	15,758	4,583	0	0	$34,644	8.1%
FL	0	16,498	15,091	0	0	$31,590	7.4%
GA	2,822	11,451	3,637	4,820	0	$22,730	5.3%
WA	1,388	16,157	3,108	0	0	$20,653	4.8%
VA	0	18,261	0	0	0	$18,261	4.3%
IN	422	13,230	3,921	0	0	$17,573	4.1%
CA	0	3,051	12,259	1,316	0	$16,626	3.9%
PA	0	6,798	9,461	0	0	$16,259	3.8%
IL	0	3,205	12,875	0	0	$16,080	3.7%
All other states	8,960	123,000	59,834	6,038	0	$197,832	46.1%
Total fair value	$27,895	$264,611	$124,770	$12,173	$0	$429,449	100.0%
% of total fair value	6.5%	61.6%	29.1%	2.8%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at June 30, 2012 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
NY	$0	$6,352	$30,851	$0	$37,202	8.7%
TX	0	11,963	22,682	0	$34,644	8.1%
FL	3,710	0	18,490	9,390	$31,590	7.4%
GA	3,360	2,387	16,983	0	$22,730	5.3%
WA	4,157	3,801	12,695	0	$20,653	4.8%
VA	0	3,596	14,665	0	$18,261	4.3%
IN	0	0	17,573	0	$17,573	4.1%
CA	6,320	0	10,306	0	$16,626	3.9%
PA	0	2,729	13,531	0	$16,259	3.8%
IL	1,980	961	13,139	0	$16,080	3.7%
All other states	21,642	29,926	144,178	2,086	$197,832	46.1%
Total fair value	$41,169	$61,713	$315,091	$11,477	$429,449	100.0%
% of total fair value	9.6%	14.4%	73.4%	2.7%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at June 30, 2012 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$8,061	$0	$7,968	$14,821	$30,851	9.8%
TX	11,878	6,364	3,011	1,429	$22,682	7.2%
FL	11,870	0	0	6,620	$18,490	5.9%
IN	3,268	1,259	9,125	3,921	$17,573	5.6%
GA	8,701	4,820	1,413	2,048	$16,983	5.4%
VA	1,057	0	3,864	9,745	$14,665	4.7%
PA	7,289	0	2,966	3,276	$13,531	4.3%
CO	5,890	0	7,483	0	$13,373	4.2%
IL	8,224	0	2,275	2,641	$13,139	4.2%
UT	0	7,892	0	4,806	$12,697	4.0%
All other states	39,163	34,398	20,077	47,470	$141,108	44.8%
Total fair value	$105,401	$54,732	$58,182	$96,776	$315,091	100.0%
% of total fair value	33.5%	17.4%	18.5%	30.7%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at June 30, 2012 (in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$9,440	$50,629	$27,329	$12,949	$100,346	37.0%
Consumer, Non-cyclical	0	0	26,297	10,553	4,955	$41,805	15.4%
Energy	0	1,054	21,771	6,524	10,914	$40,263	14.8%
Communications	0	0	0	12,880	10,571	$23,452	8.6%
Utilities	0	0	8,620	8,737	3,860	$21,218	7.8%
Consumer, Cyclical	0	4,265	0	2,377	9,702	$16,344	6.0%
Industrial	0	0	6,910	0	10,503	$17,413	6.4%
Basic Materials	0	0	0	999	4,533	$5,533	2.0%
Technology	0	0	1,028	1,356	2,716	$5,101	1.9%
Total fair value	$0	$14,759	$115,256	$70,756	$70,704	$271,475	100.0%
% of total fair value	0.0%	5.4%	42.5%	26.1%	26.0%	100.0%

Included in our investments in corporate fixed income securities at June 30, 2012 are $42.2 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$4,706	$7,421	$0	$0	$12,127	28.7%
Canada	0	0	8,624	1,053	2,292	$11,969	28.4%
Germany	0	0	4,099	0	0	$4,099	9.7%
Australia	0	0	3,732	0	0	$3,732	8.8%
France	0	1,054	2,098	0	0	$3,153	7.5%
Switzerland	0	0	3,110	0	0	$3,110	7.4%
South Korea	0	0	2,048	0	0	$2,048	4.9%
Cayman Islands	0	0	0	0	1,175	$1,175	2.8%
Aruba	0	0	791	0	0	$791	1.9%
Total fair value	$0	$5,760	$31,923	$1,053	$3,467	$42,204	100.0%
% of total fair value	0.0%	13.6%	75.6%	2.5%	8.2%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2012, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2011 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2011.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	17,844	$52.21	17,844	$44,823,988
May 1, 2012 - May 31, 2012	44,400	$53.76	44,400	42,435,899
June 1, 2012 - June 30, 2012	52,263	$55.71	52,263	39,522,988
Total	114,507	$54.40	114,507	$39,522,988

(a)	Average price paid per share excludes commissions.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 7, 2012		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)