Form 10-Q
period 2012-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2012-11-08
CIK 1195933

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2012 there were 11,673,041 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
		(as adjusted see Note 1)			(as adjusted see Note 1)
Revenues:
Earned premium	$301,463	$255,138	18.2%	$872,730	$745,703	17.0%
Net investment income	9,018	10,166	(11.3)%	28,364	31,117	(8.8)%
Net realized gains on investments[1]	268	722	(62.8)%	2,673	5,604	(52.3)%
Gain on sale of subsidiary	2,922	0	0.0%	2,922	0	0.0%
Other income	63	101	(37.8)%	430	201	113.7%
Total revenues	313,734	266,127	17.9%	907,119	782,625	15.9%
Costs and Expenses:
Losses and loss adjustment expenses	238,261	195,275	22.0%	683,946	566,685	20.7%
Commissions and other underwriting expenses	63,353	57,199	10.8%	186,356	172,128	8.3%
Interest expense	3,199	2,702	18.4%	8,604	8,105	6.2%
Corporate general and administrative expenses	1,750	1,729	1.2%	5,850	5,654	3.5%
Other expenses	585	1,026	(43.0)%	931	1,425	(34.7)%
Total costs and expenses	307,148	257,931	19.1%	885,687	753,997	17.5%
Earnings before income taxes	6,586	8,196	(19.6)%	21,431	28,628	(25.1)%
Provision for income taxes	1,432	1,462	(2.1)%	5,029	4,839	3.9%
Net Earnings	$5,154	$6,733	(23.4)%	$16,402	$23,789	(31.1)%
Net Earnings per Common Share:
Basic	$0.44	$0.56	(21.4)%	$1.40	$1.95	(28.2)%
Diluted	0.43	0.55	(21.8)%	1.37	1.90	(27.9)%
Average Number of Common Shares:
Basic	11,631	12,070	(3.6)%	11,689	12,230	(4.4)%
Diluted	11,893	12,344	(3.7)%	11,959	12,524	(4.5)%
Cash Dividends per Common Share	$0.225	$0.180	25.0%	$0.675	$0.540	25.0%
[1]Net realized gains before impairment losses	$479	$1,146	(58.2)%	$3,949	$6,873	(42.5)%
Total other-than-temporary impairment (OTTI) losses	(211)	(442)	(52.2)%	(1,245)	(2,121)	(41.3)%
Non-credit portion in other comprehensive income	0	19	(100.0)%	1	1,036	(99.9)%
OTTI losses reclassified from other comprehensive income	0	(1)	(100.0)%	(32)	(185)	(82.5)%
Net impairment losses recognized in earnings	(211)	(424)	(50.2)%	(1,277)	(1,270)	0.5%
Total net realized gains on investments	$268	$722	(62.8)%	$2,673	$5,604	(52.3)%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(as adjusted see Note 1)		(as adjusted see Note 1)
Net earnings	$5,154	$6,733	$16,402	$23,789
Other comprehensive income before tax:
Net change in postretirement benefit liability	(6)	(16)	(17)	(48)
Unrealized gains on investments:
Unrealized holding gains arising during the period	10,662	2,723	20,780	16,483
Less: Reclassification adjustments for gains included in net income	(268)	(722)	(2,673)	(5,604)
Unrealized gains on investments, net	10,394	2,001	18,107	10,879
Other comprehensive income, before tax	10,388	1,985	18,090	10,831
Income tax expense related to components of other comprehensive income	(3,636)	(695)	(6,332)	(3,791)
Other comprehensive income, net of tax	6,752	1,290	11,759	7,040
Comprehensive income	$11,907	$8,023	$28,161	$30,829

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(as adjusted see Note 1)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,195,837 and $1,144,687)	$1,251,930	$1,187,987
Equity securities – at fair value (cost $26,569 and $26,413)	42,400	36,930
Total investments	$1,294,330	$1,224,917
Cash and cash equivalents	126,574	83,767
Restricted cash (See Note 10)	209,879	0
Accrued investment income	10,762	10,761
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,010 and $13,497	445,334	382,621
Property and equipment, net of accumulated depreciation of $43,303 and $37,551	40,726	38,694
Prepaid reinsurance premium	2,676	2,131
Recoverables from reinsurers (includes $758 and $79 on paid losses and LAE)	15,318	14,719
Deferred policy acquisition costs	92,493	80,071
Current and deferred income taxes	8,811	10,728
Receivable for securities sold	0	1,152
Other assets	20,013	5,535
Goodwill	75,275	75,275
Total assets	$2,342,192	$1,930,371
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$544,318	$495,403
Unearned premium	557,748	474,528
Payable to reinsurers	0	45
Long-term debt (See Note 6)	469,875	194,810
Commissions payable	32,644	30,605
Payable for securities purchased	4,558	10,818
Other liabilities	58,465	62,373
Total liabilities	$1,667,608	$1,268,582
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,420,996 and 21,331,006 shares issued)	$21,456	$21,358
Additional paid-in capital	359,858	355,911
Retained earnings	660,896	652,423
Accumulated other comprehensive income, net of tax	47,077	35,319
Treasury stock, at cost (9,732,697 and 9,524,369 shares)	(414,704)	(403,221)
Total shareholders’ equity	$674,584	$661,789
Total liabilities and shareholders’ equity	$2,342,192	$1,930,371
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2010	$21,228	$349,742	$625,492	$24,488	$(359,766)	$661,184
Cumulative effect of change in accounting principle	—	—	(6,157)	—	—	(6,157)
Net earnings	—	—	23,789	—	—	23,789
Net change in postretirement benefit liability	—	—	—	(31)	—	(31)
Change in unrealized gain on investments	—	—	—	6,102	—	6,102
Change in non-credit component of impairment losses on fixed maturities	—	—	—	969	—	969
Comprehensive income						$30,829
Dividends paid to common shareholders	—	—	(6,618)	—	—	(6,618)
Shares issued and share-based compensation expense, including tax benefit	91	4,291	—	—	—	4,383
Acquisition of treasury stock	—	—	—	—	(39,387)	(39,387)
Balance at September 30, 2011, as adjusted	$21,319	$354,034	$636,505	$31,528	$(399,153)	$644,233
Net earnings	$—	$—	$18,044	$—	$—	$18,044
Net change in postretirement benefit liability	—	—	—	(145)	—	(145)
Change in unrealized gain on investments	—	—	—	3,618	—	3,618
Change in non-credit component of impairment losses on fixed maturities	—	—	—	317	—	317
Comprehensive income						$21,835
Dividends paid to common shareholders	—	—	(2,126)	—	—	(2,126)
Shares issued and share-based compensation expense, including tax benefit	38	1,877	—	—	—	1,916
Acquisition of treasury stock	—	—	—	—	(4,067)	(4,067)
Balance at December 31, 2011, as adjusted	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	$—	$—	$16,402	$—	$—	$16,402
Net change in postretirement benefit liability				(11)		(11)
Change in unrealized gain on investments	—	—	—	10,784	—	10,784
Change in non-credit component of impairment losses on fixed maturities	—	—	—	986	—	986
Comprehensive income						$28,161
Dividends paid to common shareholders	—	—	(7,929)	—	—	(7,929)
Shares issued and share-based compensation expense, including tax benefit	98	3,947	—	—	—	4,045
Acquisition of treasury stock	—	—	—	—	(11,483)	(11,483)
Balance at September 30, 2012	$21,456	$359,858	$660,896	$47,077	$(414,704)	$674,584
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended September 30,
	2012	2011
		(as adjusted See Note 1)
Operating Activities:
Net earnings	$5,154	$6,733
Adjustments:
Depreciation	2,356	1,850
Amortization	2,580	2,038
Net realized gains on investments	(268)	(722)
Loss on disposal of property and equipment	30	160
Gain on sale of subsidiary	(2,922)	0
Share-based compensation expense	671	967
Excess tax benefits from share-based payment arrangements	0	(169)
Activity related to rabbi trust	37	(65)
Decrease (increase) in accrued investment income	101	(5)
Increase in agents’ balances and premium receivable	(18,250)	(14,928)
(Increase) decrease in reinsurance receivables	(1,108)	186
Increase in deferred policy acquisition costs	(2,463)	(2,444)
(Increase) decrease in other assets	(2,685)	5,903
Increase in unpaid losses and loss adjustment expenses	13,446	10,422
Increase in unearned premium	21,645	14,409
Decrease in other liabilities	(1,099)	(5,848)
Net cash provided by operating activities	17,225	18,488
Investing Activities:
Purchases of fixed maturities	(89,084)	(46,844)
Purchases of equity securities	0	(2,000)
Purchases of property and equipment	(944)	(2,705)
Maturities and redemptions of fixed maturities	62,178	22,416
Proceeds from sale of fixed maturities	9,968	49,360
Proceeds from sale of property and equipment	11	0
Net cash (used in) provided by investing activities	(17,872)	20,228
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	396	271
Excess tax benefits from share-based payment arrangements	0	169
Proceeds from issuance of bonds	273,213	0
Increase in restricted cash related to planned redemption of debt	(209,879)	0
Acquisition of treasury stock	(3,194)	(21,284)
Dividends paid to shareholders	(2,629)	(2,170)
Net cash provided by (used in) financing activities	57,906	(23,014)
Net increase in cash and cash equivalents	57,260	15,702
Cash and cash equivalents at beginning of period	69,314	36,455
Cash and cash equivalents at end of period	$126,574	$52,157

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

	Nine months ended September 30,
	2012	2011
		(as adjusted See Note 1)
Operating Activities:
Net earnings	$16,402	$23,789
Adjustments:
Depreciation	6,442	6,676
Amortization	7,137	5,869
Net realized gains on investments	(2,673)	(5,604)
Loss on disposal of property and equipment	44	362
Gain on sale of subsidiary	(2,922)	0
Share-based compensation expense	2,817	2,383
Excess tax benefits from share-based payment arrangements	0	(169)
Activity related to rabbi trust	72	(47)
(Increase) decrease in accrued investment income	(1)	809
Increase in agents’ balances and premium receivable	(62,713)	(53,024)
(Increase) decrease in reinsurance receivables	(1,145)	1,596
Increase in deferred policy acquisition costs	(12,421)	(11,196)
Increase in other assets	(8,004)	(4,087)
Increase in unpaid losses and loss adjustment expenses	48,915	15,698
Increase in unearned premium	83,220	63,370
Decrease in payable to reinsurers	(45)	(42)
Decrease in other liabilities	(2,096)	(20,328)
Net cash provided by operating activities	73,029	26,057
Investing Activities:
Purchases of fixed maturities	(344,520)	(242,707)
Purchases of equity securities	0	(2,000)
Purchases of property and equipment	(8,529)	(20,881)
Maturities and redemptions of fixed maturities	144,171	113,081
Proceeds from sale of fixed maturities	133,510	150,231
Proceeds from sale of equity securities	0	7,871
Proceeds from sale of property and equipment	11	0
Net cash (used in) provided by investing activities	(75,359)	5,596
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	1,229	1,999
Excess tax benefits from share-based payment arrangements	0	169
Proceeds from issuance of bonds	273,213	0
Increase in restricted cash related to planned redemption of debt	(209,879)	0
Acquisition of treasury stock	(11,497)	(38,650)
Dividends paid to shareholders	(7,929)	(6,618)
Net cash provided by (used in) financing activities	45,136	(43,100)
Net increase (decrease) in cash and cash equivalents	42,807	(11,447)
Cash and cash equivalents at beginning of period	83,767	63,605
Cash and cash equivalents at end of period	$126,574	$52,157

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
We have evaluated events that occurred after September 30, 2012 for recognition or disclosure in our financial statements and the notes to the financial statements.

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
The following table illustrates the effect of adopting this standard on the Consolidated Statements of Earnings (in millions, except per share amounts):

	Three months ended September 30,			Nine months ended September 30,
	2011			2011
	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference
Commissions and other underwriting expenses	$58.1	$57.2	$(0.9)	$170.7	$172.1	$1.4
Provision for income taxes	1.1	1.5	0.3	5.3	4.8	(0.5)
Net earnings	6.1	6.7	0.6	24.7	23.8	(0.9)
Net earnings per common share:
Basic	$0.51	$0.56	$0.05	$2.02	$1.95	$(0.07)
Diluted	0.50	0.55	0.05	1.97	1.90	(0.07)

We also adjusted the Consolidated Statements of Cash Flows for these changes for the three and nine months ended September 30, 2011.

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

Intangibles – Goodwill and Other
In September 2011, the FASB issued guidance providing the option to first assess qualitative factors, such as macroeconomic conditions and industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates impairment, an entity must perform the two-step goodwill impairment test. If an entity does not elect the option to perform the qualitative assessment, the guidance requiring the two-step goodwill impairment test is unchanged. We adopted this standard as of January 1, 2012. The impact of adoption had no impact on our results of operations or financial position.

Note 2 Share-Based Compensation

Restricted Stock Plan
We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 278,843 shares as of September 30, 2012. We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.
On July 31, 2007, our Compensation Committee (“Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares of restricted stock vested in full on July 31, 2011. On August 2,

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

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
Non-employee Directors’ Stock Ownership Plan
In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 49,461 shares as of September 30, 2012. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June 2011, we issued 6,657 shares of our common stock, valued pursuant to the Directors’ Plan at $350,000, to our non-employee directors. In June 2012, we issued 5,502 shares of our common stock, valued pursuant to the Directors’ Plan at $300,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Employee Stock Purchase Plan
We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 52,244 as of September 30, 2012. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
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
Stock Option Plan
We amended our Stock Option Plan (“SOP”) to prohibit any future grant of stock options from the plan after May 20, 2008. We amended the plan again on August 2, 2011. We have granted no options since 2004. We generally granted options with an exercise price equal to the closing price of our stock at the date of grant and these options have a 10-year contractual life. All of the options under the SOP have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the SOP.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

We estimated the weighted-average grant date fair values of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants		2003 Grants
Weighted-average grant date fair value	$13.87		$5.97
Dividend yield	0.7%		1.4%
Expected volatility	33.0%		33.0%
Risk-free interest rate	4.3%		4.0%
Expected life	7.5	years	7.5	years
Weighted-average grant exercise price	$33.56		$16.11
Outstanding at September 30, 2012	78,300		83,599
The following table describes activity for our Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2011	192,455	$23.40
Granted	0	0
Exercised	(30,556)	$16.77
Forfeited	0	0
Outstanding at September 30, 2012	161,899	$24.65	0.87	$5.8
Vested at September 30, 2012	161,899	$24.65	0.87	$5.8
Exercisable at September 30, 2012	161,899	$24.65	0.87	$5.8

(a)	We calculated the intrinsic value for the stock options based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from options exercised for the nine months ended September 30, 2012 and 2011 was approximately $0.5 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $0.2 million and $0.5 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was approximately $1.2 million and $1.8 million, respectively.
We have a policy of issuing new stock for the exercise of stock options.

The amount of total compensation cost, by plan, for share-based compensation arrangements was as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit	Expense Recognized in Income	Tax Benefit
Restricted Stock Plan	$298	$104	$265	$93	$893	$312	$662	$232
Directors’ Plan	0	0	0	0	300	105	350	123
ESPP	13	0	11	0	40	0	30	0
PSP	373	131	702	246	1,624	568	1,371	480
Total	$684	$235	$978	$338	$2,856	$986	$2,414	$834

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 3 Computation of Net Earnings per Share
The following table illustrates the computation of our basic and diluted net earnings per common share (in thousands, except per share figures):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net earnings for basic and diluted net earnings per share	$5,154	$6,733	$16,402	$23,789
Average basic shares outstanding	11,631	12,070	11,689	12,230
Basic net earnings per share	$0.44	$0.56	$1.40	$1.95

Average basic shares outstanding	11,631	12,070	11,689	12,230
Restricted stock not yet vested	32	71	25	72
Dilutive effect of assumed option exercises	101	104	103	119
Dilutive effect of Performance Share Plan	129	100	141	102
Average diluted shares outstanding	11,893	12,344	11,959	12,524
Diluted net earnings per share	$0.43	$0.55	$1.37	$1.90

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
The following table presents for each of the fair value hierarchy levels our assets and liabilities for which we report fair value on a recurring basis at September 30, 2012 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$126,574	$0	$0	$126,574
Fixed maturity securities:
U.S. government	106,669	318	3,735	110,722
Government-sponsored enterprises	0	70,678	0	70,678
State and municipal	0	432,116	4,031	436,147
Mortgage-backed securities:
Residential	0	238,149	0	238,149
Commercial	0	13,487	0	13,487
Total mortgage-backed securities	$0	$251,636	$0	$251,636
Collateralized mortgage obligations	0	21,920	0	21,920
Asset-backed securities	0	81,295	2,645	83,940
Corporates	0	265,969	10,918	276,886
Total fixed maturities	$106,669	$1,123,932	$21,329	$1,251,930
Equity securities	42,400	0	0	42,400
Total cash and investments	$275,643	$1,123,932	$21,329	$1,420,904
Percentage of total cash and investments	19.4%	79.1%	1.5%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

We do not measure our long-term debt at fair value in the Consolidated Balance Sheets. The $491.4 million fair value of our long-term debt would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

The following table presents the changes in the Level 3 fair value category (in thousands):

	Three months ended September 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,899	$2,750	$7,188	$486	$9,966	$1,361	$25,651
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(71)	(203)	0	(274)
Included in other comprehensive income	(23)	29	0	86	224	0	316
Purchases	0	4,002	0	0	0	2,645	6,647
Sales	0	0	0	(483)	(1)	0	(485)
Settlements	(141)	(2,750)	0	(18)	(122)	0	(3,031)
Transfers in	0	0	0	0	1,053	0	1,053
Transfers out	0	0	(7,188)	0	0	(1,361)	(8,549)
Balance at end of period	$3,735	$4,031	$0	$0	$10,918	$2,645	$21,329
	Nine months ended September 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$4,438	$0	$0	$509	$10,426	$0	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	0	0	0	(71)	(1,188)	0	(1,259)
Included in other comprehensive income	(106)	2,779	7,188	90	1,501	1	11,452
Purchases	0	4,002	0	0	0	4,005	8,007
Sales	0	0	0	(483)	(254)	0	(737)
Settlements	(597)	(2,750)	0	(44)	(1,387)	0	(4,778)
Transfers in	0	0	0	0	2,889	0	2,889
Transfers out	0	0	(7,188)	0	(1,070)	(1,361)	(9,619)
Balance at end of period	$3,735	$4,031	$0	$0	$10,918	$2,645	$21,329
Of the $21.3 million fair value of securities in Level 3, which consists of 17 securities, we priced 15 based on non-binding broker quotes. We manually calculated the price of 2 securities, which have a combined fair value of $0.8 million. Quantitative

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

information about the significant unobservable inputs used in the fair value measurement of these manually priced securities at September 30, 2012 is as follows (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Value Used
Corporate bond	$0.1	Recovery rate[1]	Probability of default	100%
Corporate bond	0.8	Discounted cash flow	Comparable credit rating	B+
Total	$0.8

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
We transferred approximately $9.6 million of securities in Level 3 at December 31, 2011 to Level 2 during the nine months ended September 30, 2012 because we obtained a price for those securities from a nationally recognized pricing service. We transferred approximately $2.9 million of securities into Level 3 from Level 2 during the nine months ended September 30, 2012 because we could not obtain a price from a third party nationally recognized pricing service or because a rating by a NRSRO was not available. There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2012.
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

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$126,574	$126,574	$83,767	$83,767
Available-for-sale securities
Fixed maturities	1,251,930	1,251,930	1,187,987	1,187,987
Equity securities	42,400	42,400	36,930	36,930
Total cash and investments	$1,420,904	$1,420,904	$1,308,684	$1,308,684
Liabilities:
Long-term debt	$469,875	$491,414	$194,810	$207,246

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments
We consider all fixed maturity and equity securities available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended September 30, 2012 and 2011 were $10.0 million and $49.4 million, respectively. The proceeds from sales of securities for the nine months ended September 30, 2012 and 2011 were $133.5 million and $158.1 million, respectively. The proceeds for the three and nine months ended September 30, 2011 were net of $5.5 million of receivable for securities sold during the third quarter of 2011 that had not settled at September 30, 2011.
Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	September 30, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$107,935	$2,791	$(3)	$110,722	$0
Government-sponsored enterprises	69,021	1,658	0	70,678	0
State and municipal	414,600	21,592	(45)	436,147	(53)
Mortgage-backed securities:
Residential	224,736	13,412	0	238,149	(738)
Commercial	12,670	824	(7)	13,487	0
Total mortgage-backed securities	$237,406	$14,236	$(7)	$251,636	$(738)
Collateralized mortgage obligations	21,395	533	(8)	21,920	(263)
Asset-backed securities	83,620	542	(222)	83,940	(8)
Corporates	261,860	15,108	(81)	276,886	(1,131)
Total fixed maturities	$1,195,837	$56,461	$(367)	$1,251,930	$(2,194)
Equity securities	26,569	15,831	0	42,400	0
Total	$1,222,405	$72,292	$(367)	$1,294,330	$(2,194)

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$124,378	$3,428	$(8)	$127,798	$0
Government-sponsored enterprises	55,220	958	(9)	56,170	0
State and municipal	391,436	18,016	(63)	409,388	(70)
Mortgage-backed securities:
Residential	225,506	10,878	(14)	236,370	(1,157)
Commercial	19,751	760	(142)	20,369	(11)
Total mortgage-backed securities	$245,257	$11,638	$(156)	$256,739	$(1,168)
Collateralized mortgage obligations	27,447	757	(102)	28,103	(515)
Asset-backed securities	48,403	368	(143)	48,628	(8)
Corporates	252,546	9,688	(1,072)	261,162	(1,949)
Total fixed maturities	$1,144,687	$44,853	$(1,553)	$1,187,987	$(3,711)
Equity securities	26,413	10,554	(38)	36,930	0
Total	$1,171,100	$55,408	$(1,590)	$1,224,917	$(3,711)

(1) The total non-credit portion of OTTI recognized in Accumulated OCI reflecting the original non-credit loss at the time the credit impairment was determined.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
September 30, 2012
Fixed maturities:
U.S. government	2	$7,236	$(3)	0.0%	0	$0	$0	0.0%
State and municipal	7	6,843	(38)	0.6%	1	518	(7)	1.3%
Mortgage-backed securities:
Commercial	2	377	(2)	0.4%	2	349	(6)	1.6%
Total mortgage-backed securities	2	$377	$(2)	0.4%	2	$349	$(6)	1.6%
Collateralized mortgage obligations	1	882	(8)	0.9%	1	1	0	1.4%
Asset-backed securities	4	14,035	(107)	0.8%	3	4,151	(115)	2.7%
Corporates	11	5,246	(47)	0.9%	2	166	(34)	17.0%
Total fixed maturities	27	$34,619	$(206)	0.6%	9	$5,185	$(162)	3.0%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	27	$34,619	$(206)	0.6%	9	$5,185	$(162)	3.0%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2011
Fixed maturities:
U.S. government	1	$557	$(8)	1.4%	0	$0	$0	0.0%
Government-sponsored enterprises	1	5,032	(9)	0.2%	0	0	0	0.0%
State and municipal	5	7,841	(36)	0.5%	2	2,885	(28)	0.9%
Mortgage-backed securities:
Residential	1	10,481	(14)	0.1%	0	0	0	0.0%
Commercial	2	1,926	(7)	0.4%	5	4,505	(135)	2.9%
Total mortgage-backed securities	3	$12,407	$(21)	0.2%	5	$4,505	$(135)	2.9%
Collateralized mortgage obligations	4	2,714	(9)	0.3%	1	509	(93)	15.5%
Asset-backed securities	6	13,653	(143)	1.0%	1	433	0	0.1%
Corporates	43	44,695	(1,057)	2.3%	1	721	(15)	2.0%
Total fixed maturities	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%
The table above excludes an unrealized gain on equities invested in a rabbi trust of $34.3 thousand at September 30, 2012 and an unrealized loss of $37.7 thousand at December 31, 2011.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	September 30, 2012	December 31, 2011
Number of positions held with unrealized:
Gains	714	583
Losses	36	73
Number of positions held that individually exceed unrealized:
Gains of $500,000	7	5
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	84%	83%
Losses that were investment grade	72%	73%
Percentage of fair value held with unrealized:
Gains that were investment grade	95%	95%
Losses that were investment grade	90%	91%

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at September 30, 2012 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Less than or equal to:
Three months	$21,709	$(45)	$(45)	$0	$0
Six months	6,213	(38)	(38)	0	0
Nine months	1,568	(19)	(19)	0	0
Twelve months	5,129	(104)	(104)	0	0
Greater than twelve months	5,185	(162)	(128)	0	(34)
Total	$39,804	$(367)	$(333)	$0	$(34)

* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Nine months ended September 30, 2012
Unrealized holding gains (losses) on securities arising during the period	$15,466	$5,314	$(7,273)	$13,507
Realized (gains) losses on securities sold	(3,949)	0	1,382	(2,567)
Impairment loss recognized in earnings(1)	1,277	0	(447)	830
Change in unrealized gains (losses) on marketable securities, net	$12,793	$5,314	$(6,338)	$11,770
Nine months ended September 30, 2011
Unrealized holding gains (losses) on securities arising during the period	$19,943	$(3,460)	$(5,769)	$10,714
Realized (gains) losses on securities sold	(4,126)	(2,748)	2,406	(4,468)
Impairment loss recognized in earnings(1)	1,270	0	(444)	825
Change in unrealized gains (losses) on marketable securities, net	$17,087	$(6,207)	$(3,808)	$7,072
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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	Nine months ended September 30,
	2012	2011
Beginning balance	$1,728	$1,828
Additions for:
Previously impaired securities	0	37
Newly impaired securities	9	694
Reductions for:
Securities sold and paid down	(362)	(519)
Securities that no longer have a non-credit component	(735)	0
Ending balance	$640	$2,040
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2012, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$52,635	$0	$327	$52,962	$51,902
After one year through five years	553,858	10,833	1,347	566,038	543,658
After five years through ten years	208,191	5,618	280	214,089	200,021
After ten years	57,787	3,558	0	61,345	57,835
Mortgage-backed, asset-backed and collateralized mortgage obligations	337,701	19,795	0	357,496	342,421
	$1,210,172	$39,804	$1,954	$1,251,930	$1,195,837

Note 6 Long-Term Debt
Our outstanding debt consisted of the following (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due 2014	$194.9	$205.3	$194.8	$207.2
5.0% Senior Notes due 2022	275.0	286.1	0.0	0.0
Total	$469.9	$491.4	$194.8	$207.2
In February 2004, we issued $200 million principal of senior notes due February 2014 (the “5.5% Senior Notes”). The 5.5% Senior Notes accrue interest at an effective yield of 5.55% and bear a coupon of 5.5%, payable semiannually. At the time we issued the Senior Notes, we capitalized $2.1 million of debt issuance costs, which we are amortizing over the term of the 5.5% Senior Notes. During 2009, we repurchased $5.0 million of our debt, bringing the outstanding principal to $195.0 million. We calculated the September 30, 2012 fair value of $205.3 million using a 139 basis point spread to the two-year U.S. Treasury Note of 0.232%. The 5.5% Senior Notes were fully redeemed on October 17, 2012 at a price of 106.729%, or $208.1 million, plus accrued interest of $1.8 million.

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the September 30, 2012 fair value of $286.1 million using a 286 basis point spread to the ten-year U.S. Treasury Note of 1.634%.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. At September 30, 2012 we were in technical violation of one of these covenants due to the issuance of the 5.0% Senior Notes. The 5.5% Senior Notes required 30 days' notice for redemption, therefore, at September 30, 2012 both bond issuances were outstanding causing our leverage ratio to exceed the maximum ratio set forth in the covenants. We were granted a temporary waiver and the 5.5% Senior Notes were redeemed on October 17, 2012. Upon redemption of the 5.5% Senior Notes, the covenant violation was cured.
At September 30, 2012, there were no borrowings outstanding under the Credit Agreement.

Note 7 Income Taxes
The following table reconciles our income taxes at statutory rates to our effective provision for income taxes (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Earnings before income taxes	$6,586	$8,196	$21,431	$28,628
Income taxes at statutory rates	$2,305	$2,868	$7,501	$10,020
Effect of:
Dividends-received deduction	(44)	(35)	(123)	(101)
Tax-exempt interest	(824)	(887)	(2,468)	(2,647)
Adjustment to valuation allowance	36	(510)	117	(2,454)
Other	(42)	25	3	21
Provision for income taxes	$1,432	$1,462	$5,029	$4,839
GAAP effective tax rate	21.7%	17.8%	23.5%	16.9%

During the nine months ended September 30, 2011, we decreased our tax valuation allowance by $2.5 million due to both a decrease in the reserve for other-than-temporary impaired securities and utilization of our capital loss carryforward.

Note 8 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income tax payments	$4,000	$0	$9,000	$9,203
Interest payments on debt	5,363	5,363	10,725	10,725
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $5.9 million at December 31, 2011. There were no negative cash book balances at September 30, 2012.

Gain on Sale of Subsidiary
On September 30, 2012, we completed the sale of an inactive, shell subsidiary company to an unaffiliated third party. The total gain recorded on a GAAP basis was $2.9 million. In the future we intend to sell or dissolve other inactive shell companies. The primary reason for the sale of the companies is to reduce the administrative costs associated with maintaining licenses that are no longer needed to support our insurance operations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at Beginning of Period
Unpaid losses on known claims	$202,622	$188,189	$181,972	$180,334
IBNR losses	182,630	160,992	177,645	164,140
LAE	145,620	133,928	135,787	133,359
Total unpaid losses and LAE	530,872	483,108	495,403	477,833
Reinsurance recoverables	(13,798)	(14,880)	(14,640)	(16,521)
Unpaid losses and LAE, net of reinsurance recoverables	517,074	468,228	480,764	461,312
Current Activity
Loss and LAE incurred:
Current accident year	232,940	190,459	676,822	561,846
Prior accident years	5,321	4,816	7,124	4,839
Total loss and LAE incurred	238,261	195,275	683,946	566,685
Loss and LAE payments:
Current accident year	(165,714)	(131,711)	(368,230)	(301,638)
Prior accident years	(59,864)	(53,016)	(266,722)	(247,582)
Total loss and LAE payments	(225,578)	(184,727)	(634,953)	(549,220)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	529,757	478,777	529,757	478,777
Add back reinsurance recoverables	14,561	14,754	14,561	14,754
Total unpaid losses and LAE	$544,318	$493,531	$544,318	$493,531
Unpaid losses on known claims	$201,804	$194,164	$201,804	$194,164
IBNR losses	193,959	162,809	193,959	162,809
LAE	148,556	136,557	148,556	136,557
Total unpaid losses and LAE	$544,318	$493,531	$544,318	$493,531

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2011 was the primary sources of the $5.3 million and $7.1 million of unfavorable reserve development during the three and nine months ended September 30, 2012, respectively.

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

Note 10 Commitments and Contingencies
Commitments
At September 30, 2012 we held $209.9 million of restricted cash in our Consolidated Balance Sheets. We classified this cash as restricted as it was our intention to use the funds to redeem the the 5.5% Senior Notes. We fully redeemed the 5.5% Senior Notes on October 17, 2012 at a price of 106.729% of par, or $208.1 million, plus accrued interest of $1.8 million.

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

Note 11 Subsequent Events

On October 17, 2012 we fully redeemed the $195.0 million principal outstanding of the 5.5% Senior Notes at a price of 106.729%, or $208.1 million, plus accrued interest of $1.8 million. In the fourth quarter of 2012, we will recognize a pre-tax loss on redemption as follows (in thousands):

Redemption price	$208,122
Amortized cost at redemption	(194,878)
Unamortized issuance costs	352
Loss on redemption of debt, pre-tax	$13,595

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

OVERVIEW
In the third quarter of 2012 our gross written premium grew 19.9%. This quarter marks the twelfth consecutive quarter that we have experienced growth in written premiums. Approximately 92% of this growth came from California (15%) and Florida (77%), our two most profitable states. Premiums fell in three of the seven Focus States during the third quarter of 2012 as a result of our efforts to improve profitability through rate increases and more restrictive underwriting. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended September 30, 2012 were $5.2 million and $0.43, respectively, compared to $6.7 million and $0.55, respectively, for the three months ended September 30, 2011. Net earnings and diluted earnings per share for the nine months ended September 30, 2012 were $16.4 million and $1.37, respectively, compared to $23.8 million and $1.90, respectively, for the nine months ended September 30, 2011. The decrease in diluted earnings per share for the three and nine months ended September 30, 2012 was primarily due to an increase in unfavorable development recognized in 2012 coupled with a decline in investment income.
Included in net earnings for the three months ended September 30, 2012 and 2011 were $3.5 million ($5.3 million pre-tax) and $3.1 million ($4.8 million pre-tax), respectively, of unfavorable development on prior accident year loss and LAE reserves. Included in net earnings for the nine months ended September 30, 2012 and 2011 were $4.6 million ($7.1 million pre-tax) and $3.1 million ($4.8 million pre-tax), respectively, of unfavorable development on prior accident year loss and LAE reserves. The following table displays combined ratio results by accident year developed through September 30, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through					Prior Accident Year Favorable / (Unfavorable) Development		($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Sept 2011	Dec 2011	Mar 2012	Jun 2012	Sept 2012	Q3 2012	YTD 2012	Q3 2012	YTD 2012
	(as adjusted see Note 1)
Prior								$(0.7)	$(1.0)
2004	84.9%	84.9%	84.9%	85.0%	85.0%	0.0%	0.0%	(0.1)	(0.1)
2005	87.9%	87.8%	87.8%	87.8%	87.8%	0.0%	0.0%	(0.1)	0.1
2006	90.5%	90.4%	90.3%	90.3%	90.3%	0.0%	0.1%	0.2	1.4
2007	92.7%	92.7%	92.5%	92.5%	92.5%	0.0%	0.2%	0.1	2.3
2008	91.7%	91.7%	91.6%	91.5%	91.5%	0.0%	0.2%	0.2	2.0
2009	92.9%	92.9%	92.7%	92.6%	92.6%	0.0%	0.3%	0.3	2.5
2010	99.4%	99.4%	99.8%	99.6%	99.5%	0.1%	(0.1)%	0.9	(0.5)
2011	98.4%	97.6%	97.9%	98.3%	98.9%	(0.6)%	(1.4)%	(6.2)	(13.9)
2012 YTD			99.9%	99.2%	98.9%
								$(5.3)	$(7.1)
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
Pre-tax net investment income for the three months ended September 30, 2012 was $9.0 million compared to $10.2 million for the three months ended September 30, 2011. Pre-tax net investment income for the nine months ended September 30, 2012 was $28.4 million compared to $31.1 million for the nine months ended September 30, 2011. The decrease in pre-tax net investment income for the three and nine months ended September 30, 2012 is a result of low and declining new market investment yields at which cash from maturing and prepaid securities was invested.
Our book value per share increased 3.0% from $56.05 at December 31, 2011 to $57.71 at September 30, 2012. This increase was primarily due to earnings, net of shareholder dividends, and the increase in unrealized gains on investments for the nine months ended September 30, 2012.

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

•	“Other States” – Includes eight states where we maintain a renewal book of personal auto business.
We further classify territories within the Focus States into two categories:

•	“Urban Zones” – include the following urban areas:

◦	Arizona – Phoenix and Tucson

◦	California – Bay Area, Los Angeles, Sacramento, San Diego and San Joaquin Valley

◦	Florida – Jacksonville, Miami, Orlando, Sarasota and Tampa

◦	Georgia – Atlanta

◦	Nevada – Las Vegas

◦	Pennsylvania – Allentown and Philadelphia

◦	Texas – Dallas, Fort Worth, Houston and San Antonio

•	“Non-urban Zones” – include all remaining areas in the Focus States located outside of a designated Urban Zone.
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
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$250,863	$215,105	$35,758	16.6%
Non-urban Zones	41,885	29,462	12,423	42.2%
Total Focus States	292,748	244,567	48,181	19.7%
Maintenance States	7,553	6,386	1,167	18.3%
Other States	1,744	1,629	116	7.1%
Total Personal Auto	302,045	252,581	49,464	19.6%
Commercial Vehicle	19,471	15,538	3,933	25.3%
Classic Collector	3,450	3,010	440	14.6%
Other	(1)	0	(1)	0.0%
Total gross written premium	324,966	271,129	53,836	19.9%
Ceded reinsurance	(1,994)	(1,575)	(419)	26.6%
Net written premium	322,972	269,554	53,418	19.8%
Change in unearned premium	(21,509)	(14,417)	(7,092)	49.2%
Net earned premium	$301,463	$255,138	$46,326	18.2%

	Nine months ended September 30,
	2012	2011	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$747,495	$641,627	$105,869	16.5%
Non-urban Zones	117,985	88,099	29,886	33.9%
Total Focus States	865,480	729,725	135,755	18.6%
Maintenance States	22,904	22,031	874	4.0%
Other States	5,389	5,534	(145)	(2.6)%
Total Personal Auto	893,774	757,290	136,483	18.0%
Commercial Vehicle	57,736	47,878	9,857	20.6%
Classic Collector	9,735	8,456	1,280	15.1%
Other	(1)	0	(1)	0.0%
Total gross written premium	961,244	813,625	147,619	18.1%
Ceded reinsurance	(5,733)	(4,810)	(924)	19.2%
Net written premium	955,511	808,815	146,696	18.1%
Change in unearned premium	(82,781)	(63,112)	(19,669)	31.2%
Net earned premium	$872,730	$745,703	$127,027	17.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At September 30,
	2012	2011	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	756,141	695,036	61,105	8.8%
Non-urban Zones	109,936	85,657	24,279	28.3%
Total Focus States	866,077	780,693	85,384	10.9%
Maintenance States	26,853	26,513	340	1.3%
Other States	3,761	4,123	(362)	(8.8)%
Total Personal Auto	896,691	811,329	85,362	10.5%
Commercial Vehicle	38,868	35,042	3,826	10.9%
Classic Collector	37,815	35,167	2,648	7.5%
Total policies in force	973,374	881,538	91,836	10.4%
Gross written premium grew 19.9% and 18.1% during the third quarter and first nine months of 2012, respectively, compared with the same periods of 2011. During the first nine months of 2012, Infinity implemented rate revisions in various states with an overall rate increase of 5.6%. Excluding the effect of rate changes in California, our largest state, the overall rate increase was 8.3%. Policies in force at September 30, 2012 increased 10.4% compared with the same period in 2011. Gross written premium grew more than policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.
During the third quarter and first nine months of 2012, personal auto insurance gross written premium in our Focus States grew 19.7% and 18.6%, respectively, when compared with the same periods of 2011. The increase in gross written premium in both periods is primarily due to growth in California and Florida.

•
California gross written premium grew 5.7% and 7.9%, respectively, during the third quarter and first nine months of 2012. Rate actions taken by competitors and a shift in business mix to policies offering broader coverage and higher average premium have stimulated premium growth in the state.

•
Florida gross written premium grew 85.4% and 76.1%, respectively, during the third quarter and first nine months of 2012. This growth is primarily a result of an increase in new business application count, higher business retention, an increase in average premium from rate increases, and competitor rate increases.

Declines of 14.2% and 13.0% in Texas, respectively, during the third quarter and first nine months of 2012 partially offset the growth in California and Florida. The decline in Texas gross written premium is primarily due to actions taken, such as rate increases and the elimination of annual policies, to improve profitability in the state.
Gross written premium in the Maintenance States grew 18.3% and 4.0%, respectively, during the third quarter and first nine months of 2012 primarily due to growth in Alabama premium as a result of increased marketing efforts in the state. This growth was partially offset by a decline in Illinois premium.
Our Commercial Vehicle gross written premium grew 25.3% and 20.6%, respectively, during the third quarter and first nine months of 2012. This growth is primarily due to higher average premium and better retention for this product.
Gross written premium in our Classic Collector product grew 14.6% and 15.1%, respectively, during the third quarter and first nine months of 2012. This growth is primarily due to growth in Florida and Texas resulting from an increase in the number of agencies actively producing business for this product.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the statutory and GAAP combined ratios:

	Three months ended September 30,
	2012			2011			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	79.5%	17.8%	97.3%	76.7%	19.9%	96.6%	2.7%	(2.0)%	0.7%
Non-urban Zones	77.1%	18.6%	95.7%	80.6%	20.1%	100.7%	(3.5)%	(1.5)%	(5.0)%
Total Focus States	79.1%	17.9%	97.1%	77.2%	19.9%	97.1%	1.9%	(2.0)%	0.0%
Maintenance States	84.5%	21.6%	106.1%	87.7%	26.9%	114.6%	(3.2)%	(5.4)%	(8.5)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	79.4%	18.0%	97.4%	77.5%	20.0%	97.6%	1.9%	(2.1)%	(0.2)%
Commercial Vehicle	76.4%	17.8%	94.1%	62.8%	17.8%	80.6%	13.6%	0.0%	13.6%
Classic Collector	60.2%	40.7%	101.0%	64.5%	36.1%	100.6%	(4.2)%	4.6%	0.4%
Total statutory ratios	79.1%	18.3%	97.4%	76.6%	19.9%	96.5%	2.5%	(1.6)%	0.9%
Total statutory ratios excluding development	76.4%	18.3%	94.7%	76.1%	19.9%	96.0%	0.3%	(1.6)%	(1.3)%
GAAP ratios	79.0%	21.0%	100.0%	76.5%	22.4%	99.0%	2.5%	(1.4)%	1.1%
GAAP ratios excluding development	76.3%	21.0%	97.3%	76.0%	22.4%	98.4%	0.3%	(1.4)%	(1.1)%

	Nine months ended September 30,
	2012			2011			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	78.9%	18.5%	97.4%	75.9%	20.9%	96.8%	3.0%	(2.4)%	0.5%
Non-urban Zones	78.4%	18.6%	97.0%	78.9%	20.1%	99.0%	(0.5)%	(1.5)%	(2.0)%
Total Focus States	78.9%	18.5%	97.3%	76.3%	20.8%	97.1%	2.5%	(2.3)%	0.2%
Maintenance States	77.9%	22.6%	100.5%	87.0%	27.3%	114.3%	(9.1)%	(4.7)%	(13.9)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	79.0%	18.6%	97.5%	76.7%	21.0%	97.6%	2.3%	(2.4)%	(0.1)%
Commercial Vehicle	70.0%	18.0%	88.0%	68.6%	18.1%	86.7%	1.4%	(0.1)%	1.3%
Classic Collector	66.5%	38.4%	105.0%	65.6%	38.6%	104.2%	0.9%	(0.2)%	0.8%
Total statutory ratios	78.5%	18.8%	97.3%	76.1%	20.8%	96.8%	2.4%	(1.9)%	0.5%
Total statutory ratios excluding development	77.7%	18.8%	96.5%	75.4%	20.8%	96.2%	2.3%	(1.9)%	0.4%
GAAP ratios	78.4%	21.4%	99.7%	76.0%	23.1%	99.1%	2.4%	(1.7)%	0.6%
GAAP ratios excluding development	77.6%	21.4%	98.9%	75.3%	23.1%	98.4%	2.2%	(1.7)%	0.5%

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statutory combined ratio for the three months ended September 30, 2012 increased by 0.9% points from the same period of 2011. The statutory combined ratio for the nine months ended September 30, 2012 increased by 0.5% points from the same period of 2011. The third quarter of 2012 included $5.3 million of unfavorable development on prior year loss and LAE reserves and $2.9 million in unfavorable development on loss and LAE reserves from the first six months of 2012. The first nine months of 2012 included $7.1 million of unfavorable development on prior year loss and LAE reserves. The third quarter of 2011 included $4.8 million of unfavorable development on prior year loss and LAE reserves and $3.5 million in favorable development on loss and LAE reserves from the first six months of 2011. The first nine months of 2011 included $4.8 million of unfavorable development on prior year loss and LAE reserves.
Excluding the effect of development from all periods, the statutory combined ratio decreased by 1.3 points for the three months ended September 30, 2012 and increased by 0.4 points for the nine months ended September 30, 2012 compared to the same periods of 2011. In both periods, an increase in the loss and LAE ratio was offset by a decline in the underwriting ratio.
The increase in the loss and LAE ratio is primarily attributable to an increase in new business in states such as Florida. The underwriting ratio has declined primarily as a result of spreading fixed underwriting costs over a larger written premium base as well as a decline in advertising spending.
The GAAP combined ratio for the three months ended September 30, 2012 increased by 1.1 points from the same period of 2011. The GAAP combined ratio for the nine months ended September 30, 2012 increased by 0.6 points from the same period of 2011. Excluding the effect of development from all periods, the GAAP combined ratio decreased by 1.1 points for the three months ended September 30, 2012 and increased by 0.5 points for the nine months ended September 30, 2012 compared to the same periods of 2011. We expect the GAAP combined ratio, excluding reserve development, to be between 98.0% and 99.0% for the full year 2012.
Losses from catastrophes were $0.8 million and $2.9 million for the three and nine months ended September 30, 2012, respectively, compared to $1.6 million and $3.8 million for the same periods of 2011. Losses from catastrophes during 2012 were primarily due to hail storms in Texas during the second quarter.
The combined ratio in the Focus States remained flat for the three months ended September 30, 2012 and increased by 0.2 points for the nine months ended September 30, 2012 In both periods, increases in the loss and LAE ratio were offset by declines in the underwriting ratio. The increase in the loss and LAE ratio in both the third quarter and first nine months of 2012 is primarily due to unfavorable development in California. The increase in the loss and LAE ratio in the Focus States was partially offset by a decline in the underwriting ratio of 2.0 points and 2.3 points for the three and nine months ended September 30, 2012, respectively. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined.
The combined ratio in the Maintenance States decreased by 8.5 and 13.9 points during the three and nine months ended September 30, 2012, respectively, when compared to the same periods of 2011, primarily due to a decline in the loss and LAE ratio in Illinois. We reclassified Illinois from a Focus State to a Maintenance State in 2012 and slowed new business production which drove the decline in the loss and LAE ratio.
The combined ratio for the Commercial Vehicle product increased by 13.6 points and 1.3 points, respectively, during the three and nine months ended September 30, 2012, due to an increase in the loss and LAE ratio in both periods. The increase is due to several large losses incurred during the third quarter of 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$9,351	$10,514	$29,294	$32,162
Dividends on equity securities	209	165	587	484
Gross investment income	$9,560	$10,679	$29,881	$32,646
Investment expenses	(542)	(513)	(1,517)	(1,529)
Net investment income	$9,018	$10,166	$28,364	$31,117
Average investment balance, at cost	$1,251,317	$1,198,458	$1,241,846	$1,224,973
Annualized returns excluding realized gains and losses	2.9%	3.4%	3.0%	3.4%
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and nine months ended September 30, 2012 declined compared to the same periods of 2011 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
In the current low interest rate environment, we expect that investment returns will continue to decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(211)	$479	$268	$(424)	$1,146	$722
Equities	0	0	0	0	0	0
Total	$(211)	$479	$268	$(424)	$1,146	$722

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(1,277)	$3,949	$2,673	$(1,270)	$4,126	$2,856
Equities	0	0	0	0	2,748	2,748
Total	$(1,277)	$3,949	$2,673	$(1,270)	$6,873	$5,604

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

Gain on Sale of Subsidiary

On September 30, 2012, we completed the sale of an inactive, shell subsidiary company to an unaffiliated third party. The total gain recorded on a GAAP basis was $2.9 million. In the future we intend to sell or dissolve other inactive shell companies. The

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

primary reason for the sale of the companies is to reduce the administrative costs associated with maintaining licenses that are no longer needed to support our insurance operations.

Interest Expense
At September 30, 2012 we had outstanding $195.0 million of senior notes that accrue interest at an effective yield of 5.55% and $275.0 million of senior notes that accrue interest at 5.0%. Interest expense recognized was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
5.5% Senior Notes	$2,703	$2,702	$8,108	$8,105
5.0% Senior Notes	497	0	497	0
Total	$3,199	$2,702	$8,604	$8,105
Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes.
Income Taxes
Our GAAP effective tax rate for the three and nine months ended September 30, 2012 was 21.7% and 23.5%, respectively, compared to 17.8% and 16.9% for the same periods of 2011. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of September 30, 2012, the holding company had $198.6 million of unrestricted cash and investments. In 2012, our insurance subsidiaries may pay us up to $53.1 million in ordinary dividends without prior regulatory approval.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.2 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $21.5 million and $76.6 million, respectively, for the three and nine months ended September 30, 2012 compared to positive operating cash flows of $18.0 million during the third quarter of 2011 and positive operating cash flows of $36.7 million for the nine months ended September 30, 2011.
At September 30, 2012, we had outstanding $195.0 million principal of senior notes (the "5.5% Senior Notes") due 2014, bearing a fixed 5.5% interest rate. The 5.5% Senior Notes were fully redeemed on October 17, 2012 at a price of 106.729%, or $208.1 million plus accrued interest of $1.8 million.

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. The majority of the proceeds from this issuance were used to redeem the 5.5% Senior Notes, as mentioned above. Refer to Note 6 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. At September 30, 2012 we were in technical violation of one of these covenants due to the issuance of the 5.0% Senior Notes. The 5.5% Senior Notes required 30 days' notice for redemption, therefore, at September 30, 2012 both bond issuances were outstanding causing our leverage ratio to exceed the maximum ratio set forth in the covenants. We were granted a temporary waiver and the 5.5% Senior Notes were redeemed on October 17, 2012. Upon redemption of the 5.5% Senior Notes, the covenant violation was cured. At September 30, 2012 there were no borrowings outstanding under the credit agreement.
Uses of Funds
In February 2012, we increased our quarterly dividend to $0.225 per share from $0.180 per share. At this current amount, our 2012 annualized dividend payments would be approximately $10.6 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. During the first quarter of 2012, we repurchased 22,800 shares at an average cost, excluding commissions, of $55.97. During the second quarter of 2012, we repurchased 114,507 shares at an average cost, excluding commissions, of $54.40. During the third quarter of 2012, we repurchased 47,044 shares at an average cost, excluding commissions, of $57.08. As of September 30, 2012, we had $36.8 million of authority remaining under this program. On November 6, 2012, our Board of Directors again increased the authority under our current share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premium ceded under all reinsurance agreements for the three and nine months ended September 30, 2012 was $2.0 million and $5.7 million, respectively, compared to $1.6 million and $4.8 million, respectively, for the same periods of 2011.
Investments
Our consolidated investment portfolio at September 30, 2012 contained approximately $1.3 billion in fixed maturity securities and $42.4 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At September 30, 2012, we had pre-tax net unrealized gains of $56.1 million on fixed maturities and pre-tax net unrealized gains of $15.8 million on equity securities. Combined, the pre-tax net unrealized gain increased by $18.1 million for the nine months ended September 30, 2012.
Approximately 93.8% of our fixed maturity investments at September 30, 2012 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of our fixed maturity portfolio is 3.0 years at September 30, 2012.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at September 30, 2012 was as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$107,935	$110,722	8.6%
Government-sponsored enterprises	69,021	70,678	5.5%
Total U.S. government and agencies	176,955	181,401	14.0%
State and municipal	414,600	436,147	33.7%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	224,736	238,149	18.4%
Commercial mortgage-backed securities	12,670	13,487	1.0%
Collateralized mortgage obligations:
PAC	12,120	12,417	1.0%
Sequentials	8,034	8,210	0.6%
Whole loan	1,241	1,293	0.1%
Total CMO	21,395	21,920	1.7%
Asset-backed securities:
Auto loans	50,513	50,962	3.9%
Equipment leases	6,884	6,904	0.5%
Home equity	505	528	0.0%
Credit card receivables	25,607	25,425	2.0%
Miscellaneous	110	121	0.0%
Total ABS	83,620	83,940	6.5%
Total mortgage-backed, CMOs and asset-backed	342,421	357,496	27.6%
Corporates
Investment grade	189,628	199,293	15.4%
Non-investment grade	72,232	77,593	6.0%
Total corporates	261,860	276,886	21.4%
Total fixed maturities	1,195,837	1,251,930	96.7%
Equity securities	26,569	42,400	3.3%
Total investments	$1,222,405	$1,294,330	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type at September 30, 2012:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$0	$181,401	$0	$0	$0	$181,401	14.5%
State and municipal	28,794	257,299	141,998	8,056	0	436,147	34.8%
Mortgage-backed, asset-backed and CMO	92,945	264,551	0	0	0	357,496	28.6%
Corporates	0	14,820	110,033	74,441	77,593	276,886	22.1%
Total fair value	$121,739	$718,071	$252,031	$82,497	$77,593	$1,251,930	100.0%
% of total fair value	9.7%	57.4%	20.1%	6.6%	6.2%	100.0%
Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
Since 2007, the mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result, many securities with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in market value. We have only modest exposure to these types of investments. At September 30, 2012, our fixed maturity portfolio included two securities having a fair value of $0.5 million with exposure to sub-prime and Alt-A mortgages. Although these securities have sub-prime mortgages as underlying collateral, all are rated AA or better.
The following table presents the credit rating and fair value of our residential mortgage-backed securities at September 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2006	$0	$916	$0	$0	$0	$916	0.4%
2007	0	5,080	0	0	0	5,080	2.1%
2008	0	23,164	0	0	0	23,164	9.7%
2009	0	32,994	0	0	0	32,994	13.9%
2010	0	67,574	0	0	0	67,574	28.4%
2011	0	42,604	0	0	0	42,604	17.9%
2012	0	65,817	0	0	0	65,817	27.6%
Total fair value	$0	$238,149	$0	$0	$0	$238,149	100.0%
% of total fair value	0.0%	100.0%	0.0%	0.0%	0.0%	100.0%
All of the $238.1 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at September 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2003	$44	$0	$0	$0	$0	$44	0.3%
2004	3,762	0	0	0	0	3,762	27.9%
2005	3,333	0	0	0	0	3,333	24.7%
2006	6,298	0	0	0	0	6,298	46.7%
2007	50	0	0	0	0	50	0.4%
Total fair value	$13,487	$0	$0	$0	$0	$13,487	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
None of the $13.5 million of commercial mortgage-backed securities were issued by GSEs.
The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at September 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$1,293	$985	$0	$0	$0	$2,279	10.4%
2003	906	1,898	0	0	0	2,804	12.8%
2004	1	1,745	0	0	0	1,746	8.0%
2009	0	5,942	0	0	0	5,942	27.1%
2010	0	4,301	0	0	0	4,301	19.6%
2011	0	1,759	0	0	0	1,759	8.0%
2012	0	3,090	0	0	0	3,090	14.1%
Total fair value	$2,200	$19,720	$0	$0	$0	$21,920	100.0%
% of total fair value	10.0%	90.0%	0.0%	0.0%	0.0%	100.0%
Of the $21.9 million of collateralized mortgage obligations, $19.7 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at September 30, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$0	$75	$0	$0	$0	$75	0.1%
2003	5,263	453	0	0	0	5,716	6.8%
2004	5,010	0	0	0	0	5,010	6.0%
2007	2,806	0	0	0	0	2,806	3.3%
2008	5,129	0	0	0	0	5,129	6.1%
2009	8,198	84	0	0	0	8,282	9.9%
2010	2,579	2,103	0	0	0	4,683	5.6%
2011	16,503	0	0	0	0	16,503	19.7%
2012	31,769	3,967	0	0	0	35,736	42.6%
Total fair value	$77,257	$6,683	$0	$0	$0	$83,940	100.0%
% of total fair value	92.0%	8.0%	0.0%	0.0%	0.0%	100.0%
Our investment portfolio consists of $436.1 million of state and municipal bonds, of which $164.9 million are insured. Of the insured bonds, 46.7% are insured with MBIA, 28.7% with Assured Guaranty, 22.9% with AMBAC, 0.8% with Berkshire Hathaway and 1.0% are insured with XL Group. The following table presents the underlying ratings, represented by the lower of Standard and Poor’s, Moody’s or Fitch’s ratings, of the state and municipal bond portfolio (in thousands) at September 30, 2012:

	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$3,481	2.1%	$25,313	9.3%	$28,794	6.6%
AA+, AA, AA-	88,941	53.9%	168,358	62.1%	$257,299	59.0%
A+, A, A-	64,410	39.1%	77,588	28.6%	$141,998	32.6%
BBB+, BBB, BBB-	8,056	4.9%	0	0.0%	$8,056	1.8%
Total	$164,889	100.0%	$271,259	100.0%	$436,147	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at September 30, 2012 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
TX	$15,286	$15,871	$8,589	$0	$0	$39,746	9.1%
NY	0	36,056	1,225	0	0	$37,280	8.5%
FL	0	16,503	15,077	0	0	$31,581	7.2%
GA	2,842	4,337	10,722	4,806	0	$22,707	5.2%
WA	1,389	17,297	3,121	0	0	$21,807	5.0%
VA	0	18,021	0	0	0	$18,021	4.1%
IL	0	4,947	12,830	0	0	$17,777	4.1%
IN	418	13,184	3,943	0	0	$17,545	4.0%
PA	0	5,708	10,603	0	0	$16,311	3.7%
CA	0	3,574	12,292	377	0	$16,244	3.7%
All other states	8,859	121,801	63,598	2,873	0	$197,130	45.2%
Total fair value	$28,794	$257,299	$141,998	$8,056	$0	$436,147	100.0%
% of total fair value	6.6%	59.0%	32.6%	1.8%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at September 30, 2012 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
TX	$0	$12,993	$26,753	$0	$39,746	9.1%
NY	0	6,444	30,836	0	$37,280	8.5%
FL	3,742	0	18,454	9,384	$31,581	7.2%
GA	3,380	2,401	16,925	0	$22,707	5.2%
WA	4,203	3,794	13,809	0	$21,807	5.0%
VA	0	3,614	14,407	0	$18,021	4.1%
IL	1,993	960	14,823	0	$17,777	4.1%
IN	0	0	17,545	0	$17,545	4.0%
PA	0	2,748	13,562	0	$16,311	3.7%
CA	6,324	0	9,919	0	$16,244	3.7%
All other states	21,600	33,693	139,753	2,084	$197,130	45.2%
Total fair value	$41,244	$66,647	$316,788	$11,468	$436,147	100.0%
% of total fair value	9.5%	15.3%	72.6%	2.6%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at September 30, 2012 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$9,255	$0	$7,941	$13,640	$30,836	9.7%
TX	15,854	6,452	3,025	1,422	$26,753	8.4%
FL	11,848	0	0	6,607	$18,454	5.8%
IN	3,252	1,245	9,106	3,943	$17,545	5.5%
GA	8,679	4,806	1,397	2,043	$16,925	5.3%
IL	8,164	0	2,269	4,391	$14,823	4.7%
VA	773	0	5,353	8,280	$14,407	4.5%
WA	1,324	9,300	0	3,185	$13,809	4.4%
PA	7,299	0	2,960	3,304	$13,562	4.3%
CO	5,927	0	7,476	0	$13,403	4.2%
All other states	31,820	30,835	20,069	53,545	$136,270	43.0%
Total fair value	$104,194	$52,638	$59,596	$100,360	$316,788	100.0%
% of total fair value	32.9%	16.6%	18.8%	31.7%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at September 30, 2012 (in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Basic Materials	$0	$0	$0	$2,660	$2,753	$5,414	2.0%
Communications	0	0	0	12,969	12,245	$25,213	9.1%
Consumer, Cyclical	0	4,285	0	3,354	11,992	$19,631	7.1%
Consumer, Non-cyclical	0	0	26,252	10,094	6,997	$43,344	15.7%
Energy	0	1,069	21,630	6,660	11,740	$41,098	14.8%
Financial	0	9,467	50,672	28,170	13,277	$101,585	36.7%
Industrial	0	0	6,895	0	11,767	$18,662	6.7%
Technology	0	0	0	2,385	3,288	$5,673	2.0%
Utilities	0	0	4,585	8,148	3,534	$16,266	5.9%
Total fair value	$0	$14,820	$110,033	$74,441	$77,593	$276,886	100.0%
% of total fair value	0.0%	5.4%	39.7%	26.9%	28.0%	100.0%

Included in our investments in corporate fixed income securities at September 30, 2012 are $42.6 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Aruba	$0	$0	$785	$0	$0	$785	1.8%
Australia	0	0	3,732	0	0	$3,732	8.8%
Britain	0	4,774	7,564	0	0	$12,339	28.9%
Canada	0	0	8,619	1,125	2,336	$12,081	28.3%
Cayman Islands	0	0	0	0	1,204	$1,204	2.8%
France	0	1,069	2,117	0	0	$3,185	7.5%
Germany	0	0	4,091	0	0	$4,091	9.6%
South Korea	0	0	2,049	0	0	$2,049	4.8%
Switzerland	0	0	3,171	0	0	$3,171	7.4%
Total fair value	$0	$5,843	$32,128	$1,125	$3,540	$42,637	100.0%
% of total fair value	0.0%	13.7%	75.4%	2.6%	8.3%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2012, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2011 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2011.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	11,880	$57.48	11,880	$38,839,776
August 1, 2012 - August 31, 2012	26,858	$56.37	26,858	37,324,892
September 1, 2012 - September 30, 2012	8,306	$58.81	8,306	36,836,200
Total	47,044	$57.08	47,044	$36,836,200

(a)	Average price paid per share excludes commissions.

(b)
On November 6, 2012, our Board of Directors increased the authority under our current share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014 from December 31, 2012.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 8, 2012		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)