Form 10-K
period 2012-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2013-02-26
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2012, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $653,641,731 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.
As of February 15, 2013, there were 11,605,438 shares of the registrant’s Common Stock outstanding.
________________________________

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 21, 2013, are incorporated by reference in Part III hereof.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), bodily injury loss cost trends, undesired business mix or risk profile for new business and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

PART I
ITEM 1
Business
Introduction
We are a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Our headquarters is located in Birmingham, Alabama. We employed approximately 2,200 persons at December 31, 2012.
We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required with the United States Securities and Exchange Commission (“SEC”). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. Our filed documents may also be accessed via the SEC Internet site at http://www.sec.gov. All of our SEC filings, news releases and other information may also be accessed free of charge on our website at http://www.infinityauto.com. Information on our website is not part of this Form 10-K.
Please see Note 1 to the Consolidated Financial Statements for additional information regarding our history and organization. References to "we" or "us", unless the context requires otherwise, include the combined operations of our subsidiaries. Unless indicated otherwise, the financial information we present in this report is on a GAAP basis. Schedules may not foot due to rounding.
The Personal Automobile Market
Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 37%, or $168 billion, of the estimated $457 billion of annual industry premium. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay a higher premium for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, we believe that nonstandard auto risks constitute approximately 20% of the personal automobile insurance market, with this percentage fluctuating according to competitive conditions in the market. Independent agents sell approximately 28% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. We believe that, relative to the standard and preferred auto insurance market, independent agents sell a disproportionately larger portion of nonstandard auto insurance.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. We believe that the current competitive environment differs by state. In most of our Focus States, underwriting results are unfavorable and competitors are taking single digit rate increases.
Industry-wide, rates increased 4.4% during 2010, 3.4% in 2011 and 4.7% in 2012. Our filed average rate adjustments on our personal auto business were 1.2%, 2.2% and 8.3% for 2010, 2011 and 2012, respectively.
The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We generally compete with other insurers based on price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. We compete with both large national writers and smaller regional companies. In 2011, the five largest automobile insurance companies accounted for approximately 52% of the industry’s net written premium and the largest ten accounted for approximately 70% (2012 industry data is not yet available). Approximately 342 insurance groups and unaffiliated insurance companies compete in the personal auto insurance industry according to SNL Financial, an industry news source. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.
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
We estimate that approximately 76% of our personal auto business in 2012 was nonstandard auto insurance. Based on data published by A.M. Best, we believe that we are the third largest provider of nonstandard auto coverage through independent agents in the United States. We also write standard and preferred personal auto insurance, mono-line commercial auto insurance and classic collector automobile insurance.
Presented below is our summarized historical financial data (in thousands):

	Twelve months ended December 31,
	2012	2011	2010
Gross written premium	$1,254,929	$1,082,466	$952,426
Net written premium	1,247,198	1,075,976	946,869
Net earnings	24,319	41,833	91,062

	As of December 31,
	2012	2011
Total assets	$2,303,593	$1,930,371
Total liabilities	1,647,351	1,268,582
Total shareholders’ equity	656,242	661,789

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

	2012	2011	2010	2009	2008	2008-2012	2003-2012
Infinity	98.3%	95.8%	88.4%	87.2%	91.2%	92.7%	91.8%
Industry (a)	102.2%	102.0%	101.0%	101.3%	100.2%	101.4%	98.9%
Percentage point difference from industry	3.9%	6.2%	12.6%	14.1%	9.0%	8.7%	7.1%
 ________________

(a)
We obtained the private passenger auto industry combined ratios for 2003 through 2011 from A.M. Best. A.M. Best data were not available for 2012. The industry combined ratio for 2012 is an estimate based on data obtained from Conning Research and Consulting.

Products
Personal Automobile is our primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. We offer three primary products to individual drivers: the Low Cost product, which offers the most restrictive coverage, the Value Added product, which offers broader coverage and higher limits, and the Premier product, which we designed to offer the broadest coverage for standard and preferred risk drivers. For the year ended December 31, 2012, our mix of personal automobile written premium was 38% Low Cost, 53% Value Added and 9% Premier.
Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. We offer mono-line commercial automobile insurance to businesses with fleets of 20 or fewer vehicles, averaging 1.7 vehicles per policy. We avoid businesses that are involved in what we consider hazardous operations or interstate commerce.
Classic Collector provides protection for classic collectible automobiles. Our Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Our three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2012	2011	2010
Personal Automobile	93%	93%	93%
Commercial Vehicle	6%	6%	6%
Classic Collector	1%	1%	1%
Total	100%	100%	100%
Distribution and Marketing
We distribute our products primarily through a network of approximately 13,000 independent agencies and brokers (with approximately 17,600 locations). In 2012, six independent agencies each accounted for between 1.2% and 7.8% of our gross written premium and 16% of the agency force produced 80% of our gross written premium. Countrywide, our top 10 independent agents and brokers produced 19% of our gross written premium. In California, Infinity’s largest state by premium volume, 36 independent agents and brokers produced 50% of gross written premium (which represents 23% countrywide). Our largest broker in California produced 17.2% of gross written premium in the state.
We also foster agent relationships by providing them with access to our Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Internet-based software applications provide many of our agents with real-time underwriting, claims and policy information. We believe the array of services that it offers to our agents adds significant value to the agents' businesses. For example, “Easy Street” is our incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2012, we spent $6.0 million on co-op advertising and promotions.
In 2012, we also wrote $43.8 million of business sold directly to the consumer through a sales center and via the Internet.
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

•
“Maintenance States” – We maintain our writings in these states, which include Alabama, Colorado, Illinois, South Carolina and Tennessee. We believe each state offers us an opportunity for underwriting profit.

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
We continually evaluate our market opportunities; thus, the Focus States, Urban Zones, Maintenance States and Other States may change over time. In the table below, we have restated 2011 and 2010 premium to be consistent with the 2012 classification of Urban Zones, Focus States, Maintenance States and Other States.
Total gross written premium among the three state categories were as follows:

	Twelve months ended December 31,
Personal Auto Insurance	2012	2011	2010
Focus States:
California	45.4%	49.0%	49.8%
Florida	26.3%	18.3%	16.6%
Texas	4.9%	6.8%	6.7%
Pennsylvania	4.4%	5.5%	6.0%
Georgia	4.3%	4.6%	4.2%
Arizona	3.0%	3.7%	3.4%
Nevada	1.8%	1.9%	2.2%
Total Focus States	90.1%	89.7%	88.9%
Maintenance States	2.3%	2.7%	3.2%
Other States	0.5%	0.7%	0.9%
Subtotal	92.9%	93.1%	92.9%
Commercial Vehicle	6.1%	6.0%	6.0%
Classic Collector	1.0%	1.0%	1.1%
Total all states and all lines	100.0%	100.0%	100.0%
Total $ (in thousands) - all states and all lines	$1,254,929	$1,082,466	$952,426

We implement our distribution and marketing efforts with a focus on maintaining a low cost structure. Controlling expenses allows us to price competitively and achieve better underwriting returns. Over the five years ended 2011, years for which industry data are available from A.M. Best, our statutory ratio of underwriting expenses to premium written has averaged 20.9%, which is 6.4 points better than the independent agency segment of the private passenger automobile industry average of 27.3% for the same period.
Claims Handling
We strive for accuracy, consistency and fairness in our claim resolutions. Our claims organization employs approximately 1,200 people, has 22 field locations and provides a 24-hour, seven days per week toll-free service for our customers to report claims. We predominantly use our own local adjusters and appraisers, who typically respond to claims within 24 hours of a report.

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
State insurance departments that have jurisdiction over our insurance subsidiaries may conduct routine, on-site visits and examinations of our subsidiaries' affairs. At December 31, 2012, our insurance subsidiaries were involved in a market conduct examination in Pennsylvania. As of February 26, 2013, this examination has not been completed. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against our insurance subsidiaries. We expect that in 2013 our insurance subsidiaries will be involved in a routine market conduct exam in California. Every five years, our insurance subsidiaries are subject to a financial examination by the states in which the subsidiaries are domiciled. We expect the examination of years 2007 through 2011 to be completed during the first quarter of 2013 with no adjustment to statutory capital surplus.

The insurance laws of the states of domicile of our insurance subsidiaries contain provisions to the effect that the acquisition or change of control of a domestic insurer or of any entity that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In addition, certain state insurance laws contain provisions that require pre-

acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of our common stock.

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
We intend to pursue further premium growth in California and Florida. Increased uncertainty stemming from an increase in new business might result in inaccurate pricing for the business or failure to adequately reserve for losses associated with it. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. Because of these factors, our future profitability may be negatively impacted.
Because of the significant concentration of our business in California and Florida, negative developments in the regulatory, legal or economic conditions in these states may adversely affect our profitability.
California and Florida personal auto business represent 72% of our total gross written premium in 2012. Business in these states also generates substantial underwriting profit. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects our revenues and profitability. Examples of potentially adverse regulatory or judicial developments or proposed legislation in California include exposing an insurer to civil liability for rate actions filed and approved by the department of insurance and recent after-market part regulations. In Florida, litigation persists to curtail or limit insurers' ability to impose statutorily enacted, standardized personal injury protection fee schedules along with uncertainty over how legal challenges to recent personal injury protection reform will undercut the efficacy of the new law in curbing fraud and abusive billing practices. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. These developments could negatively affect premium revenue and make it more expensive or less profitable for us to conduct business in these states.
We rely upon a limited number of independent agents to generate a substantial portion of our business. If we were unable to retain or increase the level of business that these independent agents place with us or increase the level of business generated by other agents, our revenues would be negatively affected.
Approximately 16% of our 13,000 independent agencies accounted for approximately 80% of our gross written premium in 2012. Further, in California, our most profitable state, 36 agencies and brokers produce 50% of our premium in the state, which is 23% of our premium nationwide. We must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer more advanced systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives.
We are vulnerable to a reduction in business written through the independent agent distribution channel.
Reliance on the independent agency as our primary distribution channel makes us vulnerable to the growing popularity of direct to the consumer distribution channels, particularly the Internet. Approximately 72% of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company's products) and approximately 28% is sold by independent agents. A material reduction in business generated through the independent agency channel could negatively affect our revenues and growth opportunities.
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
The failure to maintain or to develop further reliable, efficient and secure information technology systems would be disruptive to our operations and diminish our ability to compete successfully.
We are highly dependent on efficient and uninterrupted performance of our information technology and business systems. These systems quote, process and service our business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. We are undergoing fundamental changes and improvements to our claims and policy services platform. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and would place us at a competitive disadvantage. Additionally, failure to maintain secure systems could result in unauthorized access to or theft of sensitive customer data.
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
Our loss reserves are our best estimate of the amounts that will be paid for losses incurred as well as losses incurred but not reported. The accuracy of these estimates depends on a number of factors, including but not limited to the availability of sufficient and reliable historical data, inflationary pressures on medical and auto repair costs, changes in regulation, changes in frequency and severity trends and changes in our claims settlement practices. Because of the inherent uncertainty involved in the practice of establishing loss reserves, ultimate losses paid could vary materially from recorded reserves and may adversely affect our operating results.
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
At December 31, 2012, we had $75.3 million, or approximately $6.49 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B
Unresolved Staff Comments
None.

ITEM 2
Properties
Our insurance subsidiaries lease 510,145 square feet of office and warehouse space in numerous cities throughout the United States. All of these leases expire within eight years. The most significant leased office spaces are located in Birmingham, Alabama and suburban Los Angeles, California. See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. We own a 33,515 square foot call center in McAllen, Texas and a 116,433 square foot call center in Birmingham, Alabama.
ITEM 3
Legal Proceedings
See Note 13 – Legal and Regulatory Proceedings of the Notes to the Consolidated Financial Statements for a discussion of our material Legal Proceedings. Except for those legal proceedings disclosed in Note 13 to the Consolidated Financial Statements, we believe that none of the legal proceedings to which we are subject meet the threshold for disclosure under this item.
ITEM 4
(Removed and Reserved)

Not applicable.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 55 registered holders of record and an estimated 2,348 total holders at February 15, 2013. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. Our closing per-share stock price on February 15, 2013 was $58.66. See Note 12 – Statutory Information of the Notes to Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.
Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2011	$63.97	$54.71	$59.49	$0.18	(3.7)%	(3.4)%
June 30, 2011	62.21	49.65	54.66	0.18	(8.1)%	(7.8)%
September 30, 2011	57.34	43.64	52.48	0.18	(4.0)%	(3.7)%
December 31, 2011	61.54	51.28	56.74	0.18	8.1%	8.5%

March 31, 2012	$68.53	$52.14	$52.33	$0.225	(7.8)%	(7.4)%
June 30, 2012	57.81	50.75	57.67	0.225	10.2%	10.6%
September 30, 2012	63.55	54.61	60.39	0.225	4.7%	5.1%
December 31, 2012	61.81	45.29	58.24	0.225	(3.6)%	(3.2)%

For the twelve months ended:
December 31, 2011	$63.97	$43.64	$56.74	$0.72	(8.2)%	(7.0)%
December 31, 2012	68.53	45.29	58.24	0.90	2.6%	4.2%

(a)	Calculated by dividing the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

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

During the fiscal year ended December 31, 2012, all of our equity securities sold were registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2012 by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2012 - October 31, 2012	15,752	$57.29	15,752	$35,933,289
November 1, 2012 - November 30, 2012	85,208	$52.86	69,977	$57,238,452
December 1, 2012 - December 31, 2012	55,023	$55.74	48,587	$54,520,480
Total	155,983	$54.32	134,316	$54,520,480

(a)	Average price paid per share excludes commissions.

(b)
On November 6, 2012, our Board of Directors increased the authority under our current share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014 from December 31, 2012.

The following graph shows the percentage change in cumulative total shareholder return on our common stock over the five years ending December 31, 2012. The return is measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from December 31, 2007 through December 31, 2012.

Cumulative Total Return as of December 31, 2012

200
180
160
140
120
100
80
60
40
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
IPCC
NASDAQ Index
NASDAQ Insurance Stocks

(Assumes a $100 investment at the close of trading on December 31, 2007)

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
IPCC	100.00	130.64	115.06	176.94	164.56	171.59
NASDAQ U.S. Index	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Insurance Stocks	100.00	92.63	96.74	108.93	113.45	133.04

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6
Selected Financial Data

(in thousands, except per share data)	2012	2011	2010	2009	2008
Gross written premium	$1,254,929	$1,082,466	$952,426	$848,816	$896,902
Net written premium	1,247,198	1,075,976	946,869	843,869	892,090
Net written premium growth	15.9%	13.6%	12.2%	(5.4)%	(12.0)%
Net premium earned	1,184,090	1,019,060	905,919	848,391	922,451
Total revenues	1,249,633	1,072,616	961,276	883,424	930,918
Loss & LAE ratio	79.6%	75.3%	67.0%	66.5%	70.3%
Underwriting ratio	21.1%	22.7%	22.7%	21.9%	22.1%
Combined ratio	100.7%	98.0%	89.7%	88.4%	92.4%
Net earnings	$24,319	$41,833	$91,062	$70,946	$19,781
Net earnings per diluted share	$2.04	$3.37	$6.91	$5.12	$1.26
Return on average common shareholders’ equity	3.7%	6.4%	14.4%	12.5%	3.6%
Cash and investments	$1,560,116	$1,308,684	$1,283,624	$1,285,831	$1,190,962
Total assets	2,303,593	1,930,371	1,846,200	1,800,630	1,733,909
Unpaid losses and LAE	572,894	495,403	477,833	509,114	544,756
Debt outstanding	275,000	194,810	194,729	194,651	199,567
Total liabilities	1,647,351	1,268,582	1,191,173	1,188,167	1,214,627
Shareholders’ equity	656,242	661,789	655,027	612,463	519,282
Cash dividend per common share	$0.90	$0.72	$0.56	$0.48	$0.44
Common shares outstanding	11,605	11,807	12,469	13,497	14,146
Book value per common share	$56.55	$56.05	$52.53	$45.38	$36.71
Ratios:
Debt to total capital	29.5%	22.7%	22.9%	24.1%	27.8%
Debt to tangible capital	32.1%	24.9%	25.1%	26.6%	31.0%
Interest coverage	2.7	6.0	12.8	11.1	6.0

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

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2012 our gross written premium grew 15.9%. Approximately 99% of this growth came from California and Florida, our two most profitable states. Premiums fell in three of the seven Focus States during 2012 as a result of our efforts to improve profitability through rate increases and more restrictive underwriting. See Results of Operations
– Underwriting – Premium for a more detailed discussion of our gross written premium growth.

Net earnings and diluted earnings per share for the year ended December 31, 2012 were $24.3 million and $2.04, respectively, compared to $41.8 million and $3.37, respectively, for 2011. The decrease in diluted earnings per share for the year ended December 31, 2012 is primarily due to an increase in unfavorable loss reserve development in 2012, deterioration in our accident year combined ratio from 97.6% at December 31, 2011 to 99.3% at December 31, 2012 and a $13.6 million pre-tax loss on the redemption of our long-term debt.

Included in net earnings for the year ended December 31, 2012 was $10.5 million ($16.2 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves. This compares to $2.9 million ($4.5 million pre-tax) of unfavorable development for 2011. The following table displays GAAP combined ratio results by accident year developed through December 31, 2012.

	Accident Year Combined Ratio Developed Through					Prior Accident Year Favorable (Unfavorable) Development		Prior Accident Year Favorable (Unfavorable) Development (in millions)
	Dec.	Mar.	June	Sep.	Dec.	Q4	YTD	Q4	YTD
Accident Year	2011	2012	2012	2012	2012	2012	2012	2012	2012
	(as adjusted)
Prior								$1.7	$0.6
2005	87.8%	87.8%	87.8%	87.8%	87.8%	0.0%	0.0%	0.0	0.1
2006	90.4%	90.3%	90.3%	90.3%	90.4%	(0.1)%	0.1%	(0.7)	0.7
2007	92.7%	92.5%	92.5%	92.5%	92.3%	0.2%	0.4%	1.6	4.0
2008	91.7%	91.6%	91.5%	91.5%	91.6%	0.0%	0.2%	(0.3)	1.6
2009	92.9%	92.7%	92.6%	92.6%	92.6%	0.0%	0.3%	0.0	2.6
2010	99.4%	99.8%	99.6%	99.5%	99.5%	(0.1)%	(0.1)%	(0.6)	(1.1)
2011	97.6%	97.9%	98.3%	98.9%	100.0%	(1.1)%	(2.4)%	(10.8)	(24.7)
								$(9.1)	$(16.2)

Recent accident years are less developed than prior years and must be interpreted with caution. However, the upward trend in recent accident period combined ratios compared to prior periods reflects an increase in new business during those periods. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. See Results of Operations –
Underwriting – Profitability for a more detailed discussion of our underwriting results.

Our book value per share increased 0.9% from $56.05 at December 31, 2011 to $56.55 at December 31, 2012. This increase was primarily due to earnings, net of shareholder dividends, during 2012.
Critical Accounting Policies
(See Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements)
The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. We believe that the establishment of insurance reserves, the determination of “other-than-temporary” impairment on investments, accruals for litigation and goodwill are the areas where the degree of judgment required to determine amounts recorded in the financial statements makes the accounting policies critical.

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
We review loss reserve adequacy quarterly by accident year at a state and coverage level. We adjust reserves as additional information becomes known. We reflect such adjustments in current year operations.
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
Factors that can significantly affect actual frequency include, among others, changes in weather, driving patterns or trends and class of driver. Changes in claims settlement and reserving practices can affect estimates of average frequency and severity. Auto repair and medical cost inflation, jury awards and changes in policy limit profiles can affect loss severity. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels.
We believe that our relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 83% of our policies include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.
Ultimate loss estimates, excluding extra-contractual obligation (“ECO”) losses, usually experience the greatest adjustment within the first twelve to eighteen months after the accident year. Accordingly, the highest degree of uncertainty is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and we must estimate these elements as of the current reporting date. The proportion of losses with these characteristics typically diminishes in subsequent years.
As compared with loss and LAE reserves held at December 31, 2012, our best estimate of reserve ranges using indicated results from utilized estimates of loss and LAE could range from a deficiency of 8% or $42.4 million to a redundancy of 7% or $41.2 million. These ranges do not present a forecast of future redundancy or deficiency since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2012 reserve tests. Reserves recorded are our best estimate of the ultimate amounts that will be paid.
As noted above, the highest degree of uncertainty is associated with reserves in the first twelve to eighteen months. The following table displays the accident year combined ratios as developed through December 31, 2012 for the four most recent accident years along with the potential combined ratios based on the low and high outcomes of the loss and LAE tests utilized:

	Combined Ratios Developed Through
	December 31, 2012
Accident year	Low	As Reported	High
2009	92.5%	92.6%	92.8%
2010	99.0%	99.5%	99.8%
2011	99.4%	100.0%	100.6%
2012	97.1%	99.3%	101.9%
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
Calendar year losses incurred for ECO losses, net of reinsurance, over the past five calendar years have ranged from $0.3 million to $18.6 million, averaging $4.3 million per year. Gross of reinsurance, ECO losses have ranged from $0.3 million to $21.1 million, averaging $4.8 million over the past five calendar years. Losses for 2012, 2011 and 2010 have been $1.7 million, $0.8 million and $0.3 million, respectively.
The following tables present the development of our loss reserves, net of reinsurance, on a GAAP basis for the calendar years 2002 through 2012. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for unpaid losses and LAE - as re-estimated at December 31, 2012, shows the re-estimated liability as of December 31, 2012. The remainder of the table presents intervening development as percentages of the initially estimated liability. Additional information and experience in subsequent years results in development. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.
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

(in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Liability for unpaid losses & LAE:
As originally estimated	$719	$708	$669	$610	$568	$590	$524	$491	$461	$481	$559
As re-estimated at December 31, 2012	799	710	610	510	462	470	396	398	457	497	N/A
Liability re-estimated:
One year later	103.2%	99.2%	97.5%	94.9%	97.6%	95.0%	87.5%	85.0%	101.0%	103.4%
Two years later	107.1%	100.3%	94.2%	91.6%	91.3%	86.5%	78.7%	83.0%	99.2%
Three years later	108.5%	99.6%	93.7%	89.1%	85.2%	81.7%	76.8%	81.0%
Four years later	108.4%	100.2%	93.7%	85.6%	82.4%	80.5%	75.5%
Five years later	109.6%	101.5%	91.9%	84.0%	81.7%	79.6%
Six years later	111.6%	100.6%	91.2%	83.8%	81.5%
Seven years later	111.1%	100.3%	91.2%	83.7%
Eight years later	111.0%	100.5%	91.1%
Nine years later	111.2%	100.4%
Ten years later	111.1%
Cumulative deficiency (redundancy)	11.1%	0.4%	(8.9)%	(16.4)%	(18.6)%	(20.4)%	(24.5)%	(19.0)%	(0.9)%	3.4%	N/A
Cumulative deficiency (redundancy) excluding ECO losses	3.1%	(8.2)%	(17.1)%	(23.0)%	(24.4)%	(24.2)%	(24.8)%	(19.5)%	(1.3)%	3.0%	N/A
Cumulative paid as of:
One year later	50.3%	48.4%	52.6%	50.3%	48.4%	54.6%	46.8%	48.2%	62.5%	64.5%
Two years later	77.1%	75.8%	72.6%	66.5%	69.1%	67.4%	61.0%	65.9%	81.1%
Three years later	94.3%	87.7%	80.1%	77.4%	74.8%	72.9%	67.9%	72.7%
Four years later	101.5%	91.6%	87.3%	79.9%	77.4%	75.8%	70.9%
Five years later	103.7%	97.4%	88.5%	81.1%	78.8%	77.1%
Six years later	108.8%	98.2%	89.3%	81.7%	79.5%
Seven years later	109.3%	98.7%	89.7%	82.3%
Eight years later	109.7%	99.0%	90.1%
Nine years later	110.0%	99.3%
Ten years later	108.7%

The following table presents a reconciliation of our net liability to the gross liability for unpaid losses and LAE (in millions):

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
As originally estimated
Net liability shown above	$719	$708	$669	$610	$568	$590	$524	$491	$461	$481	$559
Add reinsurance recoverables	33	32	27	15	28	28	21	18	17	15	14
Gross liability	$752	$740	$696	$625	$595	$618	$545	$509	$478	$495	$573
As re-estimated at
December 31, 2012
Net liability shown above	$799	$710	$610	$510	$462	$470	$396	$398	$457	$497	N/A
Add reinsurance recoverables	76	58	48	38	32	31	26	22	18	15	N/A
Gross liability	$876	$768	$658	$548	$495	$501	$421	$421	$475	$512	N/A
Gross cumulative deficiency (redundancy)	16.4%	3.8%	(5.5)%	(12.3)%	(16.9)%	(19.0)%	(22.7)%	(17.4)%	(0.6)%	3.4%	N/A
Gross cumulative deficiency (redundancy) excluding ECO losses	6.3%	(6.9)%	(15.7)%	(19.9)%	(23.2)%	(23.1)%	(23.0)%	(17.9)%	(1.1)%	3.1%	N/A

We find it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Accident Year
2003	78.1%	73.2%	72.9%	72.3%	71.7%	70.9%	70.5%	70.4%	70.3%	70.3%
2004		71.0%	68.2%	66.3%	65.4%	64.3%	63.7%	63.4%	63.3%	63.3%
2005			70.5%	69.6%	67.8%	66.2%	65.2%	64.8%	64.6%	64.6%
2006				70.3%	71.0%	68.9%	67.4%	66.8%	66.5%	66.4%
2007					71.9%	72.5%	71.0%	69.8%	69.5%	69.1%
2008						73.5%	71.9%	69.9%	69.6%	69.4%
2009							74.2%	71.0%	71.0%	70.7%
2010								75.1%	76.7%	76.8%
2011									74.9%	77.3%
2012										78.2%

The following table summarizes the effect on each calendar year of reserve re-estimates, net of reinsurance, for each of the accident years presented. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. Favorable reserve re-estimates are in parentheses.

	Calendar Year Impact of Reserve Development by Accident Year
(in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012
Accident year
Prior	$29	$9	$(1)	$9	$14	$(3)	$(1)	$2	$(1)
2003	(34)	(2)	(4)	(4)	(5)	(3)	(1)	(0)	(0)
2004		(24)	(17)	(8)	(9)	(6)	(3)	(1)	0
2005			(9)	(17)	(15)	(10)	(4)	(2)	(0)
2006				7	(21)	(14)	(6)	(3)	(1)
2007					6	(16)	(12)	(3)	(4)
2008						(15)	(19)	(3)	(2)
2009							(28)	0	(3)
2010								14	1
2011									25
Total	$(5)	$(17)	$(31)	$(13)	$(29)	$(65)	$(74)	$5	$16

During calendar year 2012, we experienced $16.2 million of unfavorable development, primarily due to increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2011.
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
We performed this test as of October 1, 2012 using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.
The October 1, 2012 test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Ratios
The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2012, the capital ratios of all our insurance subsidiaries exceeded the RBC requirements.
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
Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries as well as cash and investments held by the holding company. The ordinary dividend capacity and payment activity of our insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table (in thousands):

	2013	2012	2011
Maximum ordinary dividends available to Infinity	$60,770	$53,121	$96,000
Dividends paid from subsidiaries to parent	N/A	425	14,250
As of December 31, 2012, the holding company had $141.9 million of cash and investments net of $45.6 million payable for fixed income securities and treasury stock purchased in the normal course of business during 2012 that had not settled at December 31, 2012. In 2012, in order to support the premium growth in our insurance subsidiaries, we contributed net capital in the form of cash and investments of $49.6 million. In 2013, our insurance subsidiaries may pay us up to $60.8 million in ordinary dividends without prior regulatory approval.  Rating agency capital requirements, among other factors, will be considered when determining the actual amount of dividends paid in 2013.

Our insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premium in advance of paying claims. Our insurance subsidiaries had positive cash flow from operations of approximately $175.3 million in 2012, $72.4 million in 2011 and $73.3 million in 2010. In addition, to satisfy their obligations, our insurance subsidiaries generate cash from maturing securities from their combined $1.3 billion portfolio.

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0%
Senior Notes accrue interest at 5.0%, payable semiannually each March and September. The majority of the proceeds from this issuance were used to redeem the 5.5% Senior Notes. On October 17, 2012, we fully redeemed the $195.0 million outstanding principal of 5.5% Senior Notes due 2014 at a price of 106.729%, or $208.1 million plus accrued interest of $1.8 million. Refer to Note 4 to the Consolidated Financial Statements for more information on our long-term debt.

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2012, there were no borrowings outstanding under the Credit Agreement.
In August 2010, we filed a “shelf” registration statement with the Securities and Exchange Commission for $300.0 million, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. We conducted a shelf take-down of $275.0 million in conjunction with the issuance of the 5.0% Senior Notes and $25.0 million of capacity remains at December 31, 2012.
Uses of Funds
In February 2013, we increased our quarterly dividend to $0.30 per share from $0.225 per share. At this current amount, our 2013 annualized dividend payments will be approximately $13.9 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011.
On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

execute the program to December 31, 2012. On November 6, 2012, our Board of Directors again increased the authority under this share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014. During 2012, we repurchased 340,334 shares at an average cost, excluding commissions, of $54.84. As of December 31, 2012, we had $54.5 million of authority remaining under this program.

We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Contractual Obligations

Our contractual obligations and those of our insurance subsidiaries as of December 31, 2012, were (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Capital Leases	Loss and LAE Reserves (a)	Post-retirement Benefit Payments (b)	Total
2013	$13,750	$8,968	$976	$349,270	$315	$373,279
2014-2015	27,500	17,028	1,606	162,929	696	$209,759
2016-2017	27,500	7,533	288	35,099	785	$71,205
2018 and after	343,750	3,793	0	25,596	2,474	$375,613
Total	$412,500	$37,322	$2,870	$572,894	$4,270	$1,029,857
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

We engage three unaffiliated money managers for our fixed income portfolio and we own a Vanguard exchange-traded fund designed to track the FTSE Global All Cap Index for our equity portfolio. The investment managers conduct, in accordance with our investment guidelines, all of our investment purchases and sales. Our Chief Financial Officer and the Investment Committee, at least quarterly, review the performance of the money managers and compliance with our investment guidelines. National banks unaffiliated with the money managers maintain physical custody of securities.
Our consolidated investment portfolio at December 31, 2012 contained $1.3 billion in fixed maturity securities and $73.1 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders' equity on an after-tax basis. At December 31, 2012, we had pre-tax net unrealized gains of $43.8 million on fixed maturities and pre-tax net unrealized gains of $3.1 million on equity securities. Combined, the pre-tax net unrealized gain declined by $6.9 million for the twelve months ended December 31, 2012.
Approximately 92.4% of our fixed maturity portfolio at December 31, 2012 was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2012. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
Since we carry all of these securities at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of our fixed maturity portfolio was 3.0 years at December 31, 2012.
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
A third party nationally recognized pricing service provides the fair value of securities in Level 2. We periodically review the third party pricing methodologies used by our primary independent pricing service to verify that prices are determined in accordance with fair value guidance in U.S. GAAP, including the use of observable market inputs, and to ensure that assets are properly classified in the fair value hierarchy.

Further, for all Level 2 securities, we compare the market price from the primary independent third party pricing service that is used to value the security with market prices from recent sales activity or, for those securities with no recent sales activity, with prices from another independent third party pricing service or non-binding broker quotes. This comparison is performed in order to determine if the price obtained from the primary independent pricing service is a reasonable price to use in our financial statements. We made no adjustments to the prices obtained from the primary independent pricing service as a result of this comparison.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at December 31, 2012 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government and agencies:
U.S. government	$83,320	$85,537	6.1%
Government-sponsored enterprises	21,401	22,140	1.6%
Total U.S. government and agencies	104,721	107,678	7.7%
State and municipal	438,367	457,113	32.8%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	275,668	281,907	20.2%
Commercial mortgage-backed securities	13,023	13,768	1.0%
Collateralized mortgage obligations:
Planned asset class	11,100	11,360	0.8%
Sequentials	6,575	6,727	0.5%
Whole loan	1,172	1,221	0.1%
Total CMO	18,847	19,307	1.4%
Asset-backed securities ("ABS"):
Auto loans	53,407	53,759	3.9%
Credit card receivables	18,024	17,948	1.3%
Equipment Leases	6,885	6,903	0.5%
Home equity	505	526	0.0%
Miscellaneous	110	121	0.0%
Total ABS	78,931	79,257	5.7%
Total mortgage-backed, CMOs and asset-backed	386,469	394,239	28.3%
Corporates
Investment grade	252,823	262,301	18.8%
Non-investment grade	95,671	100,496	7.2%
Total corporates	348,494	362,797	26.0%
Total fixed maturities	1,278,051	1,321,828	94.8%
Equity securities	69,992	73,106	5.2%
Total investment portfolio	$1,348,042	$1,394,934	100.0%

The following table presents the returns, gross of investment expenses, of our investment portfolios based on quarterly investment balances as reflected in the financial statements.

	Twelve months ended December 31,
	2012	2011	2010
Return on fixed income securities:
Excluding realized gains and losses	3.0%	3.5%	3.8%
Including realized gains and losses	3.8%	4.0%	4.6%
Return on equity securities:
Excluding realized gains and losses	4.1%	2.7%	2.8%
Including realized gains and losses	44.5%	13.3%	5.7%
Return on all investments:
Excluding realized gains and losses	3.1%	3.5%	3.7%
Including realized gains and losses	4.9%	4.2%	4.6%

Receivable for Securities Sold

The $48.5 million balance in receivable for securities sold at December 31, 2012 represents fixed income securities sold in the normal course of business during 2012 that had not settled at December 31, 2012.

The $1.2 million balance in receivable for securities sold at December 31, 2011 represents fixed income securities sold in the normal course of business during 2011 that had not settled at December 31, 2011.

Payable for Securities Purchased

The $132.4 million balance in payable for securities purchased at December 31, 2012 represents fixed income securities and treasury stock purchased in the normal course of business during 2012 that had not settled at December 31, 2012.

The $10.8 million balance in payable for securities purchased at December 31, 2011 represents fixed income securities and treasury stock purchased in the normal course of business during 2011 that had not settled at December 31, 2011.

Exposure to Market Risk
Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk and, to a lesser extent, equity price risk.
Changes in market interest rates directly affect the fair value of our fixed maturity portfolio. Generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. We strive to maintain a "laddered" portfolio, with maturities and prepaid principal spread across the maturity spectrum. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. In addition, higher market rates available for new funds available for investment partially mitigate the risk of loss in fair value. We manage the portfolios of our insurance companies to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.
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

(in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	—	50	100	200
Fair value of fixed maturity portfolio	$1,395,339	$1,360,197	$1,341,441	$1,321,828	$1,300,841	$1,278,764	$1,232,249
Fair value of long-term debt	337,797	312,196	300,267	288,879	278,007	267,626	248,239

The following table provides information about our fixed maturity investments at December 31, 2012, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands)	Expected Principal Cash Flows
	MBS, CMO and ABS only	Excluding MBS, CMO and ABS	Total	Maturing Book Yield
For the twelve months ending December 31,
2013	$102,690	$68,379	$171,069	2.8%
2014	81,382	110,212	191,593	2.7%
2015	54,458	153,081	207,540	3.0%
2016	35,377	158,675	194,052	2.9%
2017	25,474	168,384	193,857	2.7%
Thereafter	71,060	185,056	256,116	2.8%
Total	$370,441	$843,787	$1,214,228	2.8%
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Risk

We manage credit risk by diversifying our portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. government and agencies securities, is $8.4 million or 0.6% of the fixed income investment portfolio. The top five investments in fixed income securities, excluding those issued by the U.S. government and its agencies, make up 2.5% of the fixed income portfolio. The fair value of non-performing fixed maturities, securities that have not produced their stated rate of investment income during the previous twelve months, was $0.1 million or less than 0.1% of the $1.3 billion fixed portfolio as of December 31, 2012.

We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices. State and municipal bond ratings presented are underlying ratings without regard to any insurance.
The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$104,220	$3,458	$0	$0	$0	$107,678	8.1%
State and municipal	36,826	288,195	132,092	0	0	457,113	34.6%
Mortgage-backed, asset-backed and CMO	383,544	6,671	4,025	0	0	394,239	29.8%
Corporates	0	21,328	139,175	101,799	100,496	362,797	27.4%
Total fair value	$524,589	$319,651	$275,293	$101,799	$100,496	$1,321,828	100.0%
% of total fair value	39.7%	24.2%	20.8%	7.7%	7.6%	100.0%

The following table presents the credit rating and fair value of our residential mortgage-backed securities at December 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$324	$0	$0	$0	$0	$324	0.1%
2003	1,397	0	0	0	0	1,397	0.5%
2004	3,648	0	0	0	0	3,648	1.3%
2005	1,889	0	0	0	0	1,889	0.7%
2006	4,637	0	0	0	0	4,637	1.6%
2007	4,341	0	0	0	0	4,341	1.5%
2008	13,455	0	0	0	0	13,455	4.8%
2009	43,127	0	0	0	0	43,127	15.3%
2010	61,199	0	0	0	0	61,199	21.7%
2011	42,787	0	0	0	0	42,787	15.2%
2012	105,103	0	0	0	0	105,103	37.3%
Total fair value	$281,907	$0	$0	$0	$0	$281,907	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the $281.9 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at December 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2004	$3,652	$0	$0	$0	$0	$3,652	26.5%
2005	2,999	0	0	0	0	2,999	21.8%
2006	6,036	0	0	0	0	6,036	43.8%
2012	1,081	0	0	0	0	1,081	7.9%
Total fair value	$13,768	$0	$0	$0	$0	$13,768	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%

None of the $13.8 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at December 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2002	$2,101	$0	$0	$0	$0	$2,101	10.9%
2003	1,485	796	0	0	0	2,281	11.8%
2004	1,576	0	0	0	0	1,576	8.2%
2009	4,726	0	0	0	0	4,726	24.5%
2010	4,049	0	0	0	0	4,049	21.0%
2011	1,547	0	0	0	0	1,547	8.0%
2012	3,027	0	0	0	0	3,027	15.7%
Total fair value	$18,511	$796	$0	$0	$0	$19,307	100.0%
% of total fair value	95.9%	4.1%	0.0%	0.0%	0.0%	100.0%

Of the $19.3 million of collateralized mortgage obligations, $17.3 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at December 31, 2012 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2001	$75	$0	$0	$0	$0	$75	0.1%
2003	5,656	0	0	0	0	5,656	7.1%
2004	5,008	0	0	0	0	5,008	6.3%
2008	5,071	0	0	0	0	5,071	6.4%
2009	3,055	0	0	0	0	3,055	3.9%
2010	1,882	1,908	0	0	0	3,790	4.8%
2011	16,201	0	0	0	0	16,201	20.4%
2012	32,410	3,967	4,025	0	0	40,402	51.0%
Total fair value	$69,357	$5,875	$4,025	$0	$0	$79,257	100.0%
% of total fair value	87.5%	7.4%	5.1%	0.0%	0.0%	100.0%

The following table shows our fixed maturity securities, by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2012 (in thousands):

NAIC Rating	Comparable S&P Rating	Amortized Cost	Total Fair Value	% of Total Fair Value
1	AAA, AA, A	$1,127,002	$1,161,814	87.9%
2	BBB	67,787	72,092	5.5%
	Total investment grade	1,194,789	1,233,907	93.4%
3	BB	57,467	61,255	4.6%
4	B	25,569	26,439	2.0%
5	CCC, CC, C	0	0	0.0%
6	D	226	226	0.0%
	Total non-investment grade	83,261	87,921	6.7%
	Total	$1,278,051	$1,321,828	100.0%

Actual NAIC ratings of securities may not be consistent with the comparable S&P rating used.

Our investment portfolio consists of $457.1 million of state and municipal bonds, of which $163.1 million are insured. Of the insured bonds, 46.6% are insured with MBIA, 28.7% with Assured Guaranty, 23.0% with AMBAC, 0.8% with Berkshire
Hathaway and 0.9% are insured with XL Group. The following table presents the underlying ratings of the state and municipal bond portfolio at December 31, 2012 (in thousands):

	Municipal Bonds
	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Total Fair Value
AAA	$3,438	2.1%	$33,388	11.4%	$36,826	8.1%
AA+, AA, AA-	93,494	57.3%	194,701	66.2%	288,195	63.0%
A+, A, A-	66,198	40.6%	65,894	22.4%	132,092	28.9%
BBB+, BBB, BBB-	0	0.0%	0	0.0%	0	0.0%
Total	$163,130	100.0%	$293,983	100.0%	$457,113	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at
December 31, 2012 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$3,016	$36,229	$1,221	$0	$0	$40,466	8.9%
TX	10,364	20,573	8,581	0	0	39,518	8.6%
FL	0	15,549	15,477	0	0	31,027	6.8%
GA	4,745	10,152	10,145	0	0	25,042	5.5%
WA	1,273	18,473	1,778	0	0	21,523	4.7%
VA	0	17,783	0	0	0	17,783	3.9%
IN	987	11,260	5,180	0	0	17,428	3.8%
PA	0	13,917	3,310	0	0	17,227	3.8%
IL	0	4,519	10,633	0	0	15,152	3.3%
MA	0	8,563	4,698	0	0	13,261	2.9%
All other states	16,440	131,177	71,069	0	0	218,686	47.8%
Total fair value	$36,826	$288,195	$132,092	$0	$0	$457,113	100.0%
% of total fair value	8.1%	63.0%	28.9%	0.0%	0.0%	100.0%

The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at December 31, 2012 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
NY	$0	$6,381	$34,086	$0	$40,466	8.9%
TX	0	12,931	26,588	0	39,518	8.6%
FL	4,766	0	16,926	9,335	31,027	6.8%
GA	4,745	2,365	17,932	0	25,042	5.5%
WA	4,158	3,755	13,610	0	21,523	4.7%
VA	0	3,542	14,241	0	17,783	3.9%
IN	0	0	17,428	0	17,428	3.8%
PA	553	2,724	13,950	0	17,227	3.8%
IL	823	0	14,329	0	15,152	3.3%
MA	2,491	4,280	6,489	0	13,261	2.9%
All other states	32,170	34,777	149,694	2,045	218,686	47.8%
Total fair value	$49,706	$70,755	$325,273	$11,379	$457,113	100.0%
% of total fair value	10.9%	15.5%	71.2%	2.5%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at December 31, 2012 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$9,135	$0	$7,840	$17,111	$34,086	10.5%
TX	15,783	6,399	3,000	1,405	26,588	8.2%
GA	8,571	4,777	1,379	3,206	17,932	5.5%
IN	3,198	1,231	9,049	3,949	17,428	5.4%
FL	12,328	0	0	4,599	16,926	5.2%
IL	8,116	0	2,242	3,971	14,329	4.4%
VA	767	0	5,280	8,194	14,241	4.4%
PA	6,124	0	4,516	3,310	13,950	4.3%
WA	1,316	9,244	0	3,051	13,610	4.2%
CO	5,747	0	7,379	0	13,126	4.0%
All other states	31,559	41,043	20,916	49,539	143,057	44.0%
Total fair value	$102,644	$62,695	$61,599	$98,335	$325,273	100.0%
% of total fair value	31.6%	19.3%	18.9%	30.2%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at
December 31, 2012 (in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$9,230	$81,521	$31,861	$15,802	$138,414	38.2%
Consumer, Non-cyclical	0	6,805	21,454	18,179	13,273	$59,710	16.5%
Energy	0	1,058	19,401	8,031	12,764	$41,255	11.4%
Communications	0	0	1,097	16,462	14,416	$31,974	8.8%
Industrial	0	0	4,833	5,303	13,846	$23,981	6.6%
Consumer, Cyclical	0	4,235	0	4,321	12,550	$21,105	5.8%
Utilities	0	0	8,835	7,241	4,779	$20,855	5.7%
Basic Materials	0	0	0	6,913	5,333	$12,245	3.4%
Technology	0	0	0	3,489	7,185	$10,674	2.9%
Foreign Government	0	0	2,033	0	0	$2,033	0.6%
Diversified	$0	$0	$0	$0	$550	$550	0.2%
Total fair value	$0	$21,328	$139,175	$101,799	$100,496	$362,797	100.0%
% of total fair value	0.0%	5.9%	38.4%	28.1%	27.7%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in our investments in corporate fixed income securities at December 31, 2012 are $51.5 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$4,773	$10,246	$0	$0	$15,019	29.2%
Canada	0	0	8,579	2,434	2,774	$13,787	26.8%
Switzerland	0	0	5,872	0	0	$5,872	11.4%
France	0	3,163	1,000	0	0	$4,163	8.1%
Germany	0	0	4,065	0	0	$4,065	7.9%
Australia	0	0	3,732	0	0	$3,732	7.2%
South Korea	0	0	2,033	0	0	$2,033	3.9%
Mexico	0	0	1,097	0	0	$1,097	2.1%
Cayman Islands	0	0	0	0	950	$950	1.8%
Aruba	0	0	774	0	0	$774	1.5%
Total fair value	$0	$7,936	$37,397	$2,434	$3,724	$51,491	100.0%
% of total fair value	0.0%	15.4%	72.6%	4.7%	7.2%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

The $2.0 million investment with a South Korean issuer or guarantor is an investment in that government's sovereign debt. All other investments in this table represent bonds issued by corporations.

Equity Price Risk
Equity price risk is the potential economic loss from adverse changes in equity security prices. Our exposure to equity price risk is limited, as our equity investments comprise only 5.2% of our total investment portfolio. At December 31, 2012, the fair value of our equity portfolio was $73.1 million.

Results of Operations
Underwriting
Premium
Our net earned premium was as follows ($ in thousands):

	Twelve months ended December 31,
	2012	2011	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$973,021	$848,867	$124,154	14.6%
Non-urban Zones	157,412	121,891	35,521	29.1%
Total Focus States	1,130,434	970,758	159,675	16.4%
Maintenance States	28,650	29,091	(441)	(1.5)%
Other States	6,849	7,399	(551)	(7.4)%
Total Personal Auto	1,165,932	1,007,249	158,684	15.8%
Commercial Vehicle	76,618	64,444	12,175	18.9%
Classic Collector	12,379	10,774	1,605	14.9%
Other	(1)	0	(1)	0.0%
Total gross written premium	1,254,929	1,082,466	172,463	15.9%
Ceded reinsurance	(7,731)	(6,490)	(1,241)	19.1%
Net written premium	1,247,198	1,075,976	171,222	15.9%
Change in unearned premium	(63,108)	(56,916)	(6,192)	10.9%
Net earned premium	$1,184,090	$1,019,060	$165,030	16.2%

	Twelve months ended December 31,
	2011	2010	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States
Urban Zones	$848,867	$739,963	$108,903	14.7%
Non-urban Zones	121,891	106,547	15,344	14.4%
Total Focus States	970,758	846,510	124,248	14.7%
Maintenance States	29,091	30,040	(948)	(3.2)%
Other States	7,399	8,650	(1,251)	(14.5)%
Total Personal Auto	1,007,249	885,200	122,049	13.8%
Commercial Vehicle	64,444	57,206	7,237	12.7%
Classic Collector	10,774	10,020	753	7.5%
Total gross written premium	1,082,466	952,426	130,040	13.7%
Ceded reinsurance	(6,490)	(5,558)	(933)	16.8%
Net written premium	1,075,976	946,869	129,107	13.6%
Change in unearned premium	(56,916)	(40,950)	(15,966)	39.0%
Net earned premium	$1,019,060	$905,919	$113,141	12.5%

The following table shows our policies in force:

	Twelve months ended December 31,
	2012	2011	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	748,541	706,751	41,790	5.9%
Non-urban Zones	111,133	92,326	18,807	20.4%
Total Focus States	859,674	799,077	60,597	7.6%
Maintenance States	24,401	24,437	(36)	(0.1)%
Other States	3,540	3,903	(363)	(9.3)%
Total Personal Auto	887,615	827,417	60,198	7.3%
Commercial Vehicle	39,621	35,108	4,513	12.9%
Classic Collector	38,235	35,527	2,708	7.6%
Total policies in force	965,471	898,052	67,419	7.5%

	Twelve months ended December 31,
	2011	2010	Change	% Change
Policies in Force
Personal Auto
Focus States
Urban Zones	706,751	648,921	57,830	8.9%
Non-urban Zones	92,326	80,240	12,086	15.1%
Total Focus States	799,077	729,161	69,916	9.6%
Maintenance States	24,437	28,600	(4,163)	(14.6)%
Other States	3,903	5,027	(1,124)	(22.4)%
Total Personal Auto	827,417	762,788	64,629	8.5%
Commercial Vehicle	35,108	32,191	2,917	9.1%
Classic Collector	35,527	34,087	1,440	4.2%
Total policies in force	898,052	829,066	68,986	8.3%

2012 compared to 2011

Gross written premium grew 15.9% during 2012. We implemented rate revisions in various states with an overall rate increase of 8.0% during the year. Excluding the effect of rate changes in California, our largest state, the overall rate increase was 12.1%. Policies in force at December 31, 2012 increased 7.5% compared with 2011. Gross written premium grew more than policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.

During 2012, personal auto insurance gross written premium in our Focus States grew 16.4% when compared with 2011. The increase in gross written premium is primarily due to growth in California and Florida.

•
California gross written premium grew 7.4% during the twelve months ended December 31, 2012. Rate actions taken by competitors and an increase in business retention have stimulated premium growth in the state.

•
Florida gross written premium grew 66.7% during the twelve months ended December 31, 2012. This growth is primarily a result of a 66% increase in new business application counts, higher business retention, an increase of 6.8% in average premium from rate increases and competitor rate increases.

A decline of 17.0% in Texas during 2012 partially offset the growth in California and Florida. The decline in Texas gross written premium is primarily due to actions taken, such as rate increases and the elimination of annual policies, to improve profitability in the state.

Gross written premium in the Maintenance States declined 1.5% during the twelve months ended December 31, 2012 primarily due to a decline in Illinois premium.

Our Commercial Vehicle gross written premium grew 18.9% during the twelve months ended December 31, 2012. This growth is primarily due to higher average premium and better retention for this product.
Gross written premium in our Classic Collector product grew 14.9% during 2012. This growth is primarily due to growth in Florida and Texas resulting from an increase in the number of agencies actively producing business for this product.

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

During 2011, personal auto insurance gross written premium in our Focus States grew 14.7% when compared with 2010. The increase in gross written premium is primarily due to growth in Arizona, California, Florida, Georgia and Texas.

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

Gross written premium in the Maintenance States declined 3.2% during the twelve months ended December 31, 2011 primarily due to a decline in Illinois.

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

LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with successfully writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned. On a statutory basis, these items are expensed as incurred. We capitalize costs for computer software developed or obtained for internal use under GAAP and amortize the costs over the software’s useful life, rather than expense them as incurred, as required for statutory purposes. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.

The following table presents the statutory and GAAP combined ratios:

	Twelve months ended December 31,
	2012			2011			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	80.2%	18.2%	98.4%	74.8%	20.4%	95.2%	5.4%	(2.2)%	3.2%
Non-urban Zones	79.8%	18.8%	98.6%	79.1%	20.1%	99.2%	0.7%	(1.3)%	(0.6)%
Total Focus States	80.2%	18.3%	98.4%	75.4%	20.4%	95.7%	4.8%	(2.1)%	2.7%
Maintenance States	78.3%	22.5%	100.9%	85.5%	26.9%	112.4%	(7.2)%	(4.3)%	(11.5)%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	80.2%	18.3%	98.5%	75.8%	20.5%	96.3%	4.4%	(2.2)%	2.3%
Commercial Vehicle	70.8%	17.9%	88.7%	70.6%	17.9%	88.5%	0.2%	0.0%	0.2%
Classic Collector	78.7%	38.4%	117.0%	63.5%	38.7%	102.2%	15.2%	(0.4)%	14.8%
Total statutory ratios	79.7%	18.6%	98.3%	75.4%	20.4%	95.8%	4.3%	(1.8)%	2.5%
Total statutory ratios excluding development	78.3%	18.6%	96.9%	75.0%	20.4%	95.4%	3.3%	(1.8)%	1.5%
GAAP ratios	79.6%	21.1%	100.7%	75.3%	22.7%	98.0%	4.2%	(1.6)%	2.6%
GAAP ratios excluding development	78.2%	21.1%	99.3%	74.9%	22.7%	97.6%	3.3%	(1.6)%	1.7%
________________
NM: Not meaningful due to the low premium for these lines.

	Twelve months ended December 31,
	2011			2010			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States:
Urban Zones	74.8%	20.4%	95.2%	67.4%	21.4%	88.8%	7.4%	(1.0)%	6.4%
Non-urban Zones	79.1%	20.1%	99.2%	70.2%	21.7%	91.8%	9.0%	(1.6)%	7.4%
Total Focus States	75.4%	20.4%	95.7%	67.7%	21.5%	89.2%	7.6%	(1.1)%	6.5%
Maintenance States	85.5%	26.9%	112.4%	79.5%	28.9%	108.4%	6.0%	(2.1)%	4.0%
Other States	NM	NM	NM	NM	NM	NM	NM	NM	NM
Subtotal	75.8%	20.5%	96.3%	67.7%	21.7%	89.4%	8.1%	(1.2)%	6.8%
Commercial Vehicle	70.6%	17.9%	88.5%	68.7%	20.5%	89.2%	1.9%	(2.6)%	(0.7)%
Classic Collector	63.5%	38.7%	102.2%	37.1%	42.0%	79.1%	26.3%	(3.3)%	23.1%
Total statutory ratios	75.4%	20.4%	95.8%	67.0%	21.4%	88.4%	8.4%	(1.0)%	7.4%
Total statutory ratios excluding development	75.0%	20.4%	95.4%	75.1%	21.4%	96.6%	(0.2)%	(1.0)%	(1.2)%
GAAP ratios	75.3%	22.7%	98.0%	67.0%	22.7%	89.7%	8.4%	0.0%	8.4%
GAAP ratios excluding development	74.9%	22.7%	97.6%	75.1%	22.7%	97.8%	(0.2)%	0.0%	(0.2)%
________________
NM: Not meaningful due to the low premium for these lines.

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.
2012 compared to 2011

The statutory combined ratio for the twelve months ended December 31, 2012 increased by 2.5 points from the same period of 2011. The twelve months ended December 31, 2012 included $16.2 million of unfavorable development on prior year loss and LAE reserves compared to $4.5 million of unfavorable development on prior year loss and LAE reserves in 2011. Excluding the effect of development from both periods, the statutory combined ratio increased by 1.5 points for the twelve months ended December 31, 2012 compared to 2011. The increase is primarily due to an increase in the current accident year loss and LAE ratio offset by a decline in the underwriting ratio. The increase in the loss and LAE ratio is primarily attributable to an increase in new business in states such as Florida. The underwriting ratio has declined primarily as a result of spreading fixed underwriting costs over a larger written premium base as well as a decline in advertising spending.

The GAAP combined ratio for the twelve months ended December 31, 2012 increased by 2.6 points compared to 2011. Excluding the effect of development from both periods, the GAAP combined ratio increased by 1.7 points for the twelve months ended December 31, 2012 compared to 2011. We expect the GAAP combined ratio, excluding reserve development, to be between 96.5% and 97.5% for the full year 2013.

Losses from catastrophes were $4.0 million for the twelve months ended December 31, 2012 compared to $4.4 million for 2011. Losses from catastrophes during 2012 were primarily due to hail storms in Texas during the second quarter and Hurricane Sandy during the fourth quarter.

The combined ratio in the Focus States increased by 2.7 points for the twelve months ended December 31, 2012. An increase in the loss and LAE ratio was offset by a decline in the underwriting ratio. The increase in the loss and LAE ratio was primarily due to unfavorable development in California and Florida. The increase in the loss and LAE ratio in the Focus States was partially offset by a decline in the underwriting ratio of 2.1 points. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined.

The combined ratio in the Maintenance States decreased by 11.5 points for the twelve months ended December 31, 2012, primarily due to a decline in the loss and LAE ratio in Illinois. We reclassified Illinois from a Focus State to a Maintenance State in 2012 and slowed new business production which drove the decline in the loss and LAE ratio.

The combined ratio for the Commercial Vehicle product increased by 0.2 points during the twelve months ended December 31, 2012, due to an increase in the loss and LAE ratio. The increase is due to several large losses incurred during the third quarter of 2012.
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

The combined ratio in the Focus States increased by 6.5 points for the twelve months ended December 31, 2011, primarily due to increases in the loss and LAE ratio in California. This increase was a result of unfavorable development on prior year loss and LAE reserves in the state versus favorable development in 2010.

The combined ratio in the Maintenance States increased 4.0 points during the twelve months ended December 31, 2011 when compared to 2010, primarily due to increases in the loss and LAE ratios in Alabama and Tennessee. We experienced $0.7 million in catastrophe losses during the year in these states.

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

Net Investment Income
Investment income primarily includes gross investment revenue and investment management fees as shown in the following table (in thousands):

	Twelve months ended December 31,
	2012	2011	2010
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$38,234	$41,900	$45,813
Dividends on equity securities	1,415	693	853
Gross investment income	$39,649	$42,593	$46,666
Investment expenses	(2,077)	(2,036)	(2,033)
Net investment income	$37,571	$40,557	$44,633
Average investment balance, at cost	$1,294,932	$1,225,885	$1,244,763
Returns excluding realized gains and losses	2.9%	3.3%	3.7%
2012 compared to 2011
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the year ended December 31, 2012 declined compared to 2011 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds. In the current low interest rate environment, we expect that investment returns will continue to decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.
2011 compared to 2010
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

Realized Gains (Losses) on Investments
We recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended
	December 31, 2012
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$11,594	$(1,393)	$10,202
Equities	13,853	0	13,853
Total	$25,447	$(1,393)	$24,055

	Twelve months ended
	December 31, 2011
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$7,295	$(1,447)	$5,848
Equities	2,750	0	2,750
Total	$10,045	$(1,447)	$8,598

	Twelve months ended
	December 31, 2010
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$12,423	$(2,902)	$9,521
Equities	921	(4)	917
Total	$13,344	$(2,906)	$10,438
2012 compared to 2011
The increase in the total realized gain in 2012 was primarily a result of securities sold in the fourth quarter of 2012. To improve diversification, we sold our investment in a Vanguard U.S. broad based exchange traded fund for a pretax gain of $13.8 million and reinvested in a global exchanged traded fund.
2011 compared to 2010
The total realized gain in 2011 was primarily a result of securities sold to utilize the remainder of our capital loss carryforward.
Gain on Sale of Subsidiaries

On September 30, 2012, we completed the sale of an inactive, shell subsidiary company to an unaffiliated third party. The total gain recorded on a GAAP basis was $2.9 million. On December 31, 2011, we completed the sale of two inactive, shell subsidiary companies to an unaffiliated third party. The total gain recorded on a GAAP basis was $4.1 million.

In the future we intend to sell or dissolve other inactive shell companies. The primary reason for the sale of the companies is to reduce the administrative costs associated with maintaining licenses that are no longer needed to support our insurance operations.

Other Income

Other income of $1.0 million, $0.3 million and $0.3 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively, is made up of items of a non-recurring nature.

Interest Expense

(in thousands)	Twelve months ended December 31,
	2012	2011	2010
5.5% Senior Notes	$8,605	$10,807	$10,802
5.0% Senior Notes	3,934	0	0
Total	$12,539	$10,807	$10,802
At December 31, 2012 we had $275.0 million of senior notes outstanding. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. On October 17, 2012, we fully redeemed the $195.0 million outstanding principal of senior notes (the "5.5% Senior Notes") due 2014 at a price of 106.729%, or $208.1 million plus accrued interest of $1.8 million. (See Note 4 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the Senior Notes).
Corporate General and Administrative Expenses

(in thousands)	Twelve months ended December 31,
	2012	2011	2010
Corporate general and administrative expenses	$7,408	$7,664	$7,814
2012 compared to 2011
Corporate general and administrative expenses are comprised of expenses of the holding company, including board of directors' fees, directors and officers insurance and a portion of the salaries and benefits of senior executives.
Corporate general and administrative expenses declined just $0.3 million dollars in 2012 when compared to 2011.
2011 compared to 2010

Corporate general and administrative expenses declined just $0.2 million dollars in 2011 when compared to 2010.
Loss on Redemption of Long-Term Debt

On October 17, 2012 we fully redeemed the $195.0 million principal outstanding of the 5.5% Senior Notes at a price of
106.729%, or $208.1 million, plus accrued interest of $1.8 million. As a result, we recognized a pre-tax loss on redemption as follows (in thousands):

Redemption price	$208,122
Amortized cost at redemption	(194,878)
Unamortized issuance costs	352
Loss on redemption of debt, pre-tax	$13,595

Other Expenses

(in thousands)	Twelve months ended December 31,
	2012	2011	2010
Corporate litigation expense	$910	$630	$(205)
Loss on subleases	109	(824)	1,911
Loss on disposal of EDP software and equipment	59	635	71
Other	448	893	548
Total other expenses	$1,526	$1,334	$2,324
2012 compared to 2011
Other expenses for the twelve months ended December 31, 2012 increased $0.2 million, primarily due to $1.0 million in sublease losses reversed in 2011. This increase was partially offset by a $0.6 million decline in losses on disposals of EDP software and equipment.
2011 compared to 2010
Other expenses for the twelve months ended December 31, 2011 declined $1.0 million, primarily due to a $2.7 million decline in sublease losses. In 2011, we reversed $1.0 million in sublease losses previously recognized for space that we no longer intend to sublet.

Income Taxes
The following table reconciles our U.S. statutory rate and effective tax rate for the periods ended December 31, 2012, 2011 and 2010:

	Twelve months ended December 31,
	2012	2011	2010
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends received deduction	(1.3)%	(0.3)%	(0.1)%
Tax exempt interest	(14.9)%	(6.5)%	(2.8)%
Adjustment to valuation allowance	(29.0)%	(6.5)%	(3.2)%
Other	0.1%	0.3%	0.0%
Effective tax rate	(10.1)%	22.0%	28.8%

In 2008, as a result of the significant fall in the stock market, the fair value of both our exchange traded fund (“ETF”) and fixed securities fell significantly. At that time, we wrote the book value of these securities down to market as an other-than-temporary impairment (“OTTI”) and thereby incurred a GAAP pre-tax loss. This loss created a basis difference that generated a significant deferred tax asset. Given the market conditions at the time, and the fact that we were in a capital loss carryover position, we did not believe that it was more-likely-than-not that this deferred tax asset would be recognized. Therefore, a full valuation allowance was established for this deferred tax asset. This was consistent with the full valuation allowance that had been established for the deferred tax asset relating to the capital loss carryover. The market conditions and the need to maintain a valuation allowance on these deferred tax assets were analyzed on a quarterly basis.

The valuation allowance on the capital loss carryover was released as the carryover was utilized. In 2011, the capital loss carryover was fully utilized. The valuation allowance on the OTTI deferred tax asset was released as the securities were sold. In the fourth quarter of 2012, the ETF was sold as part of our plan to seek better diversification in our equity portfolio, resulting in a release of the valuation allowance related to the ETF. Due to the market recovery, the tax loss was fully recognized. Based on the remaining OTTI balance as of December 31, 2012, and our carryback potential, it is management's belief that it is more-likely-than-not that we will be able to fully utilize the tax deductions related to OTTI that would be recognized in the future. Therefore, the balance in the valuation allowance was released in the fourth quarter of 2012.

ITEM 7A
Quantitative and Qualitative Disclosures about Market Risk
The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Exposure to Market Risk.
ITEM 8
Financial Statements and Supplementary Data

ITEM 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012 which is included herein.
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
Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 26, 2013

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
The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 21, 2013.
ITEM 11
Executive Compensation
Incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 21, 2013.
ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 21, 2013.
ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 21, 2013.
ITEM 14
Principal Accountant Fees and Services
Incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 21, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 26, 2013

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Twelve months ended December 31,
	2012	2011	% Change	2010	% Change
		(as adjusted, see Note 1)		(as adjusted, see Note 1)
Revenues:
Earned premium	$1,184,090	$1,019,060	16.2%	$905,919	12.5%
Net investment income	37,571	40,557	(7.4)%	44,633	(9.1)%
Net realized gains on investments*	24,055	8,598	179.8%	10,438	(17.6)%
Gain on sale of subsidiaries	2,922	4,139	(29.4)%	0	0.0%
Other income	996	261	281.4%	286	(8.8)%
Total revenues	$1,249,633	$1,072,616	16.5%	$961,276	11.6%
Costs and Expenses:
Losses and loss adjustment expenses	$942,253	$767,629	22.7%	$606,709	26.5%
Commissions and other underwriting expenses	249,856	231,559	7.9%	205,744	12.5%
Interest expense	12,908	10,807	19.4%	10,802	0.0%
Corporate general and administrative expenses	7,408	7,664	(3.3)%	7,814	(1.9)%
Loss on redemption of long-term debt	13,595	0	0.0%	0	0.0%
Other expenses	1,526	1,334	14.3%	2,324	(42.6)%
Total costs and expenses	$1,227,546	$1,018,992	20.5%	$833,393	22.3%
Earnings before income taxes	22,088	53,624	(58.8)%	127,882	(58.1)%
Provision for income taxes	(2,231)	11,791	(118.9)%	36,820	(68.0)%
Net Earnings	$24,319	$41,833	(41.9)%	$91,062	(54.1)%
Net Earnings per Common Share:
Basic	$2.09	$3.45	(39.6)%	$7.09	(51.3)%
Diluted	2.04	3.37	(39.6)%	6.91	(51.3)%
Average Number of Common Shares:
Basic	11,660	12,111	(3.7)%	12,843	(5.7)%
Diluted	11,941	12,414	(3.8)%	13,170	(5.7)%
Cash Dividends per Common Share	$0.90	$0.72	25.0%	$0.56	28.6%
* Net realized gains before impairment losses	$25,447	$10,045	153.3%	$13,344	(24.7)%
Total other-than-temporary impairment (OTTI) losses	(1,404)	(2,302)	(39.0)%	(1,774)	29.8%
Non-credit portion in other comprehensive income	44	1,040	(95.8)%	703	47.9%
OTTI losses reclassified from other comprehensive income	(32)	(185)	(82.5)%	(1,836)	(89.9)%
Net impairment losses recognized in earnings	$(1,393)	$(1,447)	(3.7)%	$(2,906)	(50.2)%
Total net realized gains on investments	$24,055	$8,598	179.8%	$10,438	(17.6)%
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Twelve months ended December 31,
	2012	2011	2010
		(as adjusted, see Note 1)	(as adjusted, see Note 1)
Net earnings	$24,319	$41,833	$91,062
Other comprehensive income before tax:
Net change in postretirement benefit liability	(1,487)	(272)	(184)
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	17,129	25,532	18,297
Less: Reclassification adjustments for gains included in net earnings	(24,055)	(8,598)	(10,438)
Unrealized gains (losses) on investments, net	(6,926)	16,934	7,859
Other comprehensive (loss) income, before tax	(8,413)	16,662	7,675
Income tax benefit (expense) related to components of other comprehensive income	2,944	(5,832)	(2,686)
Other comprehensive (loss) income, net of tax	(5,468)	10,831	4,989
Comprehensive income	$18,851	$52,664	$96,051
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	December 31,
	2012	2011
		(as adjusted, see Note 1)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,278,051 and $1,144,687)	$1,321,828	$1,187,987
Equity securities – at fair value (cost $69,992 and $26,413)	73,106	36,930
Total investments	$1,394,934	$1,224,917
Cash and cash equivalents	165,182	83,767
Accrued investment income	11,926	10,761
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $16,124 and $13,497	427,156	382,621
Property and equipment, net of accumulated depreciation of $45,339 and $37,551	39,301	38,694
Prepaid reinsurance premium	2,637	2,131
Recoverables from reinsurers (includes $750 and $79 on paid losses and LAE)	14,428	14,719
Deferred policy acquisition costs	88,251	80,071
Current and deferred income taxes	25,798	10,728
Receivable for securities sold	48,467	1,152
Other assets	10,236	5,535
Goodwill	75,275	75,275
Total assets	$2,303,593	$1,930,371
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$572,894	$495,403
Unearned premium	538,142	474,528
Payable to reinsurers	137	45
Long-term debt (fair value $288,879 and $207,246)	275,000	194,810
Commissions payable	18,073	30,605
Payable for securities purchased	132,440	10,818
Other liabilities	110,665	62,373
Total liabilities	$1,647,351	$1,268,582
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,493,354 and 21,331,006 shares issued)	$21,529	$21,358
Additional paid-in capital	361,845	355,911
Retained earnings	666,199	652,423
Accumulated other comprehensive income, net of tax	29,851	35,319
Treasury stock, at cost (9,888,680 and 9,524,369 shares)	(423,181)	(403,221)
Total shareholders’ equity	$656,242	$661,789
Total liabilities and shareholders’ equity	$2,303,593	$1,930,371
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2010	$21,064	$344,031	$541,167	$19,500	$(307,602)	$618,160
Cumulative effect of change in accounting principle	—	—	(5,697)	—	—	(5,697)
Net earnings	—	—	91,062	—	—	91,062
Net change in postretirement benefit liability	—	—	—	(120)	—	(120)
Change in unrealized gain on investments	—	—	—	871	—	871
Change in non-credit component of impairment losses on fixed maturities	—	—	—	4,237	—	4,237
Comprehensive income						96,051
Dividends paid to common shareholders	—	—	(7,198)	—	—	(7,198)
Shares issued and share-based compensation expense, including tax benefit	164	5,711	—	—	—	5,875
Acquisition of treasury stock	—	—	—	—	(52,164)	(52,164)
Balance at December 31, 2010, as adjusted	$21,228	$349,742	$619,335	$24,488	$(359,766)	$655,026
Net earnings	—	—	41,833	—	—	41,833
Net change in postretirement benefit liability	—	—	—	(177)	—	(177)
Change in unrealized gain on investments	—	—	—	9,721	—	9,721
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,286	—	1,286
Comprehensive income						52,664
Dividends paid to common shareholders	—	—	(8,745)	—	—	(8,745)
Shares issued and share-based compensation expense, including tax benefit	130	6,168	—	—	—	6,298
Acquisition of treasury stock	—	—	—	—	(43,454)	(43,454)
Balance at December 31, 2011, as adjusted	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	—	—	24,319	—	—	24,319
Net change in postretirement benefit liability	—	—	—	(966)	—	(966)
Change in unrealized gain on investments	—	—	—	(6,474)	—	(6,474)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,972	—	1,972
Comprehensive income						18,851
Dividends paid to common shareholders	—	—	(10,544)	—	—	(10,544)
Shares issued and share-based compensation expense, including tax benefit	172	5,934	—	—	—	6,106
Acquisition of treasury stock	—	—	—	—	(19,960)	(19,960)
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve months ended December 31,
	2012	2011	2010
		(as adjusted, see Note 1)	(as adjusted, see Note 1)
Operating Activities:
Net earnings	$24,319	$41,833	$91,062
Adjustments:
Depreciation	8,565	8,775	11,114
Amortization	9,122	8,346	6,886
Net realized gains on investments	(24,055)	(8,598)	(10,438)
Loss on redemption of long-term debt	13,595	0	0
Loss on disposal of property and equipment	52	726	153
Gain on sale of subsidiaries	(2,922)	(4,139)	0
Share-based compensation expense	3,194	4,182	3,476
Excess tax benefits from share-based payment arrangements	0	(169)	0
Non-cash activity related to rabbi trust	65	(15)	1
(Increase) decrease in accrued investment income	(1,165)	1,272	(796)
Increase in agents’ balances and premium receivable	(44,535)	(45,945)	(35,001)
(Increase) decrease in reinsurance receivables	(216)	1,850	868
Increase in deferred policy acquisition costs	(8,180)	(10,146)	(9,851)
(Increase) decrease in other assets	(15,911)	2,645	(8,532)
Increase (decrease) in unpaid losses and loss adjustment expenses	77,491	17,571	(31,282)
Increase in unearned premium	63,614	57,157	41,304
Increase (decrease) in payable to reinsurers	92	4	(17)
Increase (decrease) in other liabilities	36,143	(7,988)	9,544
Net cash provided by operating activities	$139,267	$67,360	$68,492
Investing Activities:
Purchases of fixed maturities	$(699,797)	$(391,354)	$(486,230)
Purchases of equity securities	(69,002)	(2,000)	0
Purchases of property and equipment	(9,235)	(23,064)	(8,482)
Maturities and redemptions of fixed maturities	182,292	141,416	145,879
Proceeds from sale of subsidiary companies	9,107	15,900	0
Proceeds from sale of fixed maturities	452,127	254,295	297,618
Proceeds from sale of equity securities	39,502	7,871	3,449
Proceeds from sale of property and equipment	11	0	0
Net cash (used in) provided by investing activities	$(94,995)	$3,065	$(47,767)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	$2,911	$2,116	$2,399
Excess tax benefits from share-based payment arrangements	0	169	0
Proceeds from issuance of long-term debt	273,213	0	0
Redemption of long-term debt	(208,122)	0	0
Principal payments under capital lease obligations	(673)	0	0
Acquisition of treasury stock	(19,643)	(43,803)	(52,021)
Dividends paid to shareholders	(10,544)	(8,745)	(7,198)
Net cash provided by (used in) financing activities	$37,143	$(50,262)	$(56,820)
Net increase (decrease) in cash and cash equivalents	$81,415	$20,163	$(36,096)
Cash and cash equivalents at beginning of period	83,767	63,605	99,700
Cash and cash equivalents at end of period	$165,182	$83,767	$63,605
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
INDEX TO NOTES

1	Significant Reporting and Accounting Policies	9	Quarterly Operating Results (Unaudited)
2	Fair Value	10	Insurance Reserves
3	Investments	11	Reinsurance
4	Long-Term Debt	12	Statutory Information
5	Income Taxes	13	Legal and Regulatory Proceedings
6	Computation of Net Earnings per Share	14	Commitments and Contingencies
7	Share-Based Compensation	15	Additional Information
8	Benefit Plans
Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We currently write personal automobile insurance with a concentration on nonstandard automobile insurance, mono-line commercial vehicle insurance and classic collector automobile insurance. Personal auto insurance accounts for 93% of our total gross written premium and we primarily write it in seven states. We wrote approximately 49% of our personal auto gross written premium in the state of California during 2012.
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
We have evaluated events that occurred after December 31, 2012 for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Securities having a fair value of approximately $27.5 million at December 31, 2012 were on deposit as required by regulatory authorities.

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
Deferred Policy Acquisition Costs (“DPAC”)
We defer and charge against income ratably over the terms of the related policies policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the successful production of premium writings.  The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, we evaluate the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2012, 2011 and 2010 was 80.1 million, $69.9 million and $60.1 million, respectively.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification (“FASC”), we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2012 using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.
The October 1, 2012 test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2012.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Property and Equipment
We report property and equipment balances at cost less accumulated depreciation. Property and equipment, which consists of land, buildings, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, was $39.3 million at December 31, 2012, net of accumulated depreciation of $45.3 million. We recognized $2.1 million, net of accumulated depreciation of $1.5 million, of equipment held under capital leases in other assets on the Consolidated Balance Sheets with the related lease obligations recorded in other liabilities. We compute depreciation over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and we allocate the related expenses, including amortization of assets recorded under capital leases, to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: losses and LAE, commissions and other underwriting expenses, corporate general and administrative expenses or other expenses.
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
Recently Issued Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update intended to reduce diversity in practice for the accounting of deferred policy acquisition costs. The guidance modifies the definition of acquisition costs to require that costs be directly related to the successful acquisition of a new or renewal insurance contract to be deferred. We adopted this standard as of January 1, 2012. Pursuant to the guidance, we elected to adopt this standard on a retrospective basis and recognized an adjustment to beginning retained earnings for the earliest period shown in the
Consolidated Statements of Changes in Shareholders' Equity of $5.7 million, net of taxes.

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
The following table illustrates the effect of adopting this standard on the Consolidated Statements of Earnings (in millions, except per share amounts):

	Twelve months ended December 31,
	2011			2010
	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference
Commissions and other underwriting expenses	$231.2	$231.6	$0.4	$205.0	$205.7	$0.7
Provision for income taxes	11.9	11.8	(0.1)	37.1	36.8	(0.2)
Net earnings	42.1	41.8	(0.2)	91.5	91.1	(0.5)
Net earnings per common share:
Basic	$3.47	$3.45	$(0.02)	$7.13	$7.09	$(0.04)
Diluted	3.39	3.37	(0.02)	6.95	6.91	(0.04)

We also adjusted the Consolidated Statements of Cash Flows for these changes.

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

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures. We adopted this standard as of January 1, 2012. The impact of adoption was not material to our results of operations or financial position. Additional disclosures required by this standard are located in Note 2 to the Consolidated Financial Statements.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis (in thousands):

	Fair Value
December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,182	$0	$0	$165,182
Fixed maturity securities:
U.S. government	81,825	0	3,712	85,537
Government-sponsored entities	22,140	0	0	22,140
State and municipal	0	457,113	0	457,113
Mortgage-backed securities:
Residential	0	281,907	0	281,907
Commercial	0	13,768	0	13,768
Total mortgage-backed securities	$0	$295,675	$0	$295,675
Collateralized mortgage obligations	0	19,307	0	19,307
Asset-backed securities	0	79,257	0	79,257
Corporates	0	353,697	9,101	362,797
Total fixed maturities	$103,966	$1,205,049	$12,813	$1,321,828
Equity securities	73,106	0	0	73,106
Total	$342,254	$1,205,049	$12,813	$1,560,116
Percentage of total cash and investments	21.9%	77.2%	0.8%	100.0%

	Fair Value
December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$83,767	$0	$0	$83,767
Fixed maturity securities:
U.S. government	122,901	458	4,438	127,798
Government-sponsored entities	0	56,170	0	56,170
State and municipal	0	409,388	0	409,388
Mortgage-backed securities:
Residential	0	236,370	0	236,370
Commercial	0	20,369	0	20,369
Total mortgage-backed securities	$0	$256,739	$0	$256,739
Collateralized mortgage obligations	0	27,594	509	28,103
Asset-backed securities	0	48,628	0	48,628
Corporates	0	250,736	10,426	261,162
Total fixed maturities	$122,901	$1,049,712	$15,374	$1,187,987
Equity securities	36,929	0	0	36,930
Total	$243,598	$1,049,713	$15,374	$1,308,684
Percentage of total cash and investments	18.6%	80.2%	1.2%	100.0%

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $288.9 million and $207.2 million fair value of our long-term debt at December 31, 2012 and December 31, 2011, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Level 3

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following tables present the changes in the Level 3 fair value category (in thousands):

	Twelve months ended
	December 31, 2012
	U.S. Government	State and Municipal	Mortgage-Backed Securities	Collateralized Mortgage Obligations	Corporates	Asset-backed Securities	Total
Balance at beginning of period	$4,438	$0	$0	$509	$10,426	$0	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	(77)	(30)	0	(74)	269	0	87
Included in other comprehensive income	(52)	2,809	7,188	93	302	171	10,512
Purchases	0	4,002	0	0	0	4,005	8,007
Sales	0	0	0	(483)	(254)	0	(737)
Settlements	(597)	(2,750)	0	(44)	(2,337)	0	(5,728)
Transfers in	0	0	0	0	2,889	0	2,889
Transfers out	0	(4,031)	(7,188)	0	(2,195)	(4,176)	(17,591)
Balance at end of period	$3,712	$0	$0	$0	$9,101	$0	$12,813

	Twelve months ended
	December 31, 2011
	U.S. Government	State and Municipal	Mortgage-Backed Securities	Collateralized Mortgage Obligations	Corporates	Asset-backed Securities	Total
Balance at beginning of period	$4,950	$0	$0	$1,043	$21,482	$0	$27,476
Total gains or (losses), unrealized or realized
Included in net earnings	(20)	(7)	0	(1)	671	0	643
Included in other comprehensive income	62	4	35	19	34	0	153
Purchases	0	0	0	0	1,065	0	1,065
Sales	0	0	0	0	(206)	0	(206)
Settlements	(552)	0	(19)	(552)	(1,943)	0	(3,066)
Transfers in	0	2,189	1,751	0	0	0	3,940
Transfers out	0	(2,186)	(1,767)	0	(10,677)	0	(14,631)
Balance at end of period	$4,438	$0	$0	$509	$10,426	$0	$15,374

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Of the $12.8 million fair value of securities in Level 3 at December 31, 2012, which consists of 13 securities, we priced 11 based on non-binding broker quotes. We manually calculated the price of the remaining securities, which have a combined fair value of $0.8 million. Quantitative information about the significant unobservable inputs used in the fair value measurement of these manually priced securities at December 31, 2012 is as follows (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Value Used
Corporate bond	$0.1	Recovery rate[1]	Probability of default	100%
Corporate bond	0.7	Discounted cash flow	Comparable credit rating[2]	CCC+
Total	$0.8

[1] Recovery rate for senior unsecured bonds as indicated in Moody's Investor's Service Annual Default Study: Corporate Default and Recovery Rates, 1920-2011.
[2] This bond is not rated, but is supported by JC Penney Corporation trust assets; therefore a JC Penney comparable bond rating is used.

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

We transferred approximately $17.6 million and $14.6 million of securities in Level 3 to Level 2 during 2012 and 2011, respectively, because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $2.9 million and $3.9 million of securities into Level 3 from Level 2 during 2012 and 2011, respectively, because we could not obtain a price from a third party nationally recognized pricing service or because a rating by a NRSRO was not available. There were no transfers between Levels 1 and 2 during 2012 or 2011.

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
The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$165,182	$165,182	$83,767	$83,767
Available-for-sale securities
Fixed maturities	1,321,828	1,321,828	1,187,987	1,187,987
Equity securities	73,106	73,106	36,930	36,930
Total cash and investments	$1,560,116	$1,560,116	$1,308,684	$1,308,684
Liabilities:
Long-term debt	$275,000	$288,879	$194,810	$207,246
See Note 3 to the Consolidated Financial Statements for additional information on investments and Note 4 for additional information on long-term debt.

Note 3 Investments

We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the twelve months ended December 31, 2012 were $491.6 million. These proceeds are net

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of $48.5 million of receivable for securities sold during 2012 that had not settled at December 31, 2012. The proceeds from sales of securities for the twelve months ended December 31, 2011 were $262.2 million. These proceeds are net of $1.2 million of receivable for securities sold during 2011 that had not settled at December 31, 2011. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of our investment portfolio follows (in thousands):

	December 31, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$83,320	$2,225	$(8)	$85,537	$0
Government-sponsored enterprises	21,401	740	0	22,140	0
State and municipal	438,367	19,109	(364)	457,113	0
Mortgage-backed securities:
Residential	275,668	6,511	(272)	281,907	0
Commercial	13,023	749	(3)	13,768	0
Total mortgage-backed securities	$288,691	$7,259	$(275)	$295,675	$0
Collateralized mortgage obligations	18,847	469	(9)	19,307	0
Asset-backed securities	78,931	435	(109)	79,257	(51)
Corporates	348,494	14,807	(503)	362,797	(625)
Total fixed maturities	$1,278,051	$45,045	$(1,268)	$1,321,828	$(676)
Equity securities	69,992	3,115	0	73,106	0
Total	$1,348,042	$48,160	$(1,268)	$1,394,934	$(676)

	December 31, 2011
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$124,378	$3,428	$(8)	$127,798	$0
Government-sponsored enterprises	55,220	958	(9)	56,170	0
State and municipal	391,436	18,016	(63)	409,388	(70)
Mortgage-backed securities:
Residential	225,506	10,878	(14)	236,370	(1,157)
Commercial	19,751	760	(142)	20,369	(11)
Total mortgage-backed securities	$245,257	$11,638	$(156)	$256,739	$(1,168)
Collateralized mortgage obligations	27,447	757	(102)	28,103	(515)
Asset-backed securities	48,403	368	(143)	48,628	(8)
Corporates	252,546	9,688	(1,072)	261,162	(1,949)
Total fixed maturities	$1,144,687	$44,853	$(1,553)	$1,187,987	$(3,711)
Equity securities	26,413	10,554	(38)	36,930	0
Total	$1,171,100	$55,408	$(1,590)	$1,224,917	$(3,711)
(1) The total non-credit portion of OTTI recognized in Accumulated OCI reflecting the original non-credit loss at the time the credit impairment was determined.

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands). These tables exclude an unrealized loss of $37.7 thousand at

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2011 on equities invested in a rabbi trust.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Less than 12 Months				12 Months or More
December 31, 2012	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	3	$11,758	$(8)	0.1%	0	$0	$0	0.0%
Government-sponsored enterprises	0	0	0	0.0%	0	0	0	0.0%
State and municipal	32	52,399	(364)	0.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	42	75,927	(272)	0.4%	0	0	0	0.0%
Commercial	1	73	0	0.6%	1	259	(3)	1.1%
Total mortgage-backed securities	43	$76,000	$(272)	0.4%	1	$259	$(3)	1.1%
Collateralized mortgage obligations	2	1,264	(9)	0.7%	0	0	0	0.0%
Asset-backed securities	6	11,941	(57)	0.5%	2	6,138	(52)	0.8%
Corporate	58	70,540	(503)	0.7%	0	0	0	0.0%
Total fixed maturities	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%

	Less than 12 Months				12 Months or More
December 31, 2011	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	1	$557	$(8)	1.4%	0	$0	$0	0.0%
Government-sponsored enterprises	1	5,032	(9)	0.2%	0	0	0	0.0%
State and municipal	5	7,841	(36)	0.5%	2	2,885	(28)	0.9%
Mortgage-backed securities:
Residential	1	10,481	(14)	0.1%	0	0	0	0.0%
Commercial	2	1,926	(7)	0.4%	5	4,505	(135)	2.9%
Total mortgage-backed securities	3	$12,407	$(21)	0.2%	5	$4,505	$(135)	2.9%
Collateralized mortgage obligations	4	2,714	(9)	0.3%	1	509	(93)	15.5%
Asset-backed securities	6	13,653	(143)	1.0%	1	433	0	0.1%
Corporate	43	44,695	(1,057)	2.3%	1	721	(15)	2.0%
Total fixed maturities	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	63	$86,899	$(1,282)	1.5%	10	$9,053	$(271)	2.9%

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2012	December 31, 2011
Number of positions held with unrealized:
Gains	749	583
Losses	147	73
Number of positions held that individually exceed unrealized:
Gains of $500,000	3	5
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	81%	81%
Losses that were investment grade	86%	67%
Percentage of fair value held with unrealized:
Gains that were investment grade	92%	95%
Losses that were investment grade	93%	90%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at December 31, 2012 (in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses:
Less than or equal to:
Three months	$213,816	$(1,097)	$(1,074)	$(22)	$0
Six months	4,057	(38)	(38)	0	0
Nine months	5,313	(70)	(70)	0	0
Twelve months	717	(8)	(8)	0	0
Greater than twelve months	6,397	(55)	(55)	0	0
Total	$230,300	$(1,268)	$(1,246)	$(22)	$0

*	As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on securities included the following (in thousands):

	Pretax
	Fixed Maturities	Equity Securities	Tax Effects	Net
December 31, 2012
Unrealized holding gains (losses) on securities arising during the period	$10,678	$6,451	$(5,995)	$11,134
Realized (gains) losses included in net earnings(1)	(11,594)	(13,853)	8,907	(16,541)
Impairment losses recognized in net earnings	1,393	0	(487)	905
Change in unrealized gain (loss) on securities, net	$476	$(7,402)	$2,424	$(4,502)
December 31, 2011
Unrealized holding gains (losses) on securities arising during the period	$25,233	$299	$(8,936)	$16,596
Realized (gains) losses included in net earnings	(7,295)	(2,750)	3,516	(6,529)
Impairment losses recognized in net earnings	1,447	0	(506)	940
Change in unrealized gain (loss) on securities, net	$19,384	$(2,451)	$(5,927)	$11,007
December 31, 2010
Unrealized holding gains (losses) on securities arising during the period	$12,521	$5,776	$(6,404)	$11,893
Realized (gains) losses included in net earnings	(12,423)	(921)	4,670	(8,674)
Impairment losses recognized in net earnings	2,902	4	(1,017)	1,889
Change in unrealized gain (loss) on securities, net	$3,000	$4,859	$(2,751)	$5,108
(1) The tax effect is exclusive of the release of the deferred tax valuation allowance of $6.4 million in 2012.

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery to amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the noncredit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, we treat the entire amount of the impairment as a credit loss.

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and noncredit component (in thousands):

	2012	2011
Balance at beginning of year	$1,728	$1,828
Additions for:
Previously impaired securities	0	37
Newly impaired securities	110	705
Reductions for:
Securities sold and paydowns	(971)	(842)
Securities that no longer have a non-credit component	(735)	0
Balance at end of year	$131	$1,728

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2012, based on their fair values
(in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Value				Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$40,870	$886	$1,097	$42,853	$42,041
After one year through five years	473,666	69,184	129	542,980	523,562
After five years through ten years	229,987	49,446	0	279,432	266,181
After ten years	47,142	15,182	0	62,323	59,799
Mortgage-backed, asset-backed and collateralized mortgage obligations	298,637	95,602	0	394,239	386,469
Total	$1,090,302	$230,300	$1,226	$1,321,828	$1,278,051

Net Investment Income
The following table shows investment income earned and investment expenses incurred (in thousands):

	Twelve months ended December 31,
	2012	2011	2010
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$38,234	$41,900	$45,813
Dividends on equity securities	1,415	693	853
Gross investment income	$39,649	$42,593	$46,666
Investment expenses	(2,077)	(2,036)	(2,033)
Net investment income	$37,571	$40,557	$44,633

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 Long-Term Debt

In February 2004, we issued $200 million principal of senior notes due February 2014 (the “5.5% Senior Notes”). The 5.5%
Senior Notes accrued interest at an effective yield of 5.55% and bore a coupon of 5.5%, payable semiannually. At the time we issued the Senior Notes, we capitalized $2.1 million of debt issuance costs, which we amortized over the term of the 5.5%
Senior Notes. During 2009, we repurchased $5.0 million of the 5.5% Senior Notes, bringing the outstanding principal to $195.0 million. The 5.5% Senior Notes were fully redeemed on October 17, 2012 at a price of 106.729%, or $208.1 million, plus accrued interest of $1.8 million. The remaining $0.4 million issuance costs were written off at redemption.

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0%
Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the
December 31, 2012 fair value of $288.9 million using a 260 basis point spread to the ten year U.S. Treasury Note of 1.758%.

We paid interest on long-term debt of $12.5 million, $10.7 million and $10.7 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2012, there were no borrowings outstanding under the Credit Agreement.

Note 5 Income Taxes
In the years 2012, 2011 and 2010, we paid $9.0 million, $9.2 million and $44.0 million, respectively, in taxes. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Twelve Months December 31,
	2012	2011	2010
		(as adjusted, see Note 1)	(as adjusted, see Note 1)
Earnings before income taxes	$22,088	$53,624	$127,882
Income taxes at statutory rate	7,731	18,768	44,759
Effect of:
Dividends-received deduction	(296)	(145)	(167)
Tax-exempt interest	(3,294)	(3,510)	(3,559)
Adjustment to valuation allowance	(6,402)	(3,507)	(4,173)
Other	30	184	(39)
Provision for income taxes as shown on the Consolidated Statements of Earnings	$(2,231)	$11,791	$36,820
GAAP effective tax rate	(10.1)%	22.0%	28.8%
The total income tax provision (benefit) consists of (in thousands):

	2012	2011	2010
		(as adjusted, see Note 1)	(as adjusted, see Note 1)
Current	$3,605	$12,416	$36,836
Deferred	(5,836)	(625)	(15)
Provision for income taxes	$(2,231)	$11,791	$36,820

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We generated capital losses in 2007 and 2009 that were fully utilized in 2010 and 2011. The deferred tax asset relating to the capital loss carryforward was fully offset by a valuation allowance. The valuation allowance was released through the provision for income taxes as the capital loss carryforward was utilized each year, with the final release occurring in 2011.
A full valuation allowance was also maintained on the deferred tax asset relating to the credit portion of the reserve for other-than-temporarily impaired securities. Increases or decreases to the deferred tax asset relating to the reserve for other-than-temporarily impaired securities generated increases or decreases to the valuation allowance, which were reported in the provision for income taxes.

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Discount on loss reserves	$9,066	$8,908
Unearned premium reserve	37,485	33,068
Investment securities – basis differences OTTI	0	6,402
Bad debts	5,670	4,762
Accrued bonuses	2,269	2,908
Deferred compensation	4,356	3,879
Other	9,044	5,826
Gross deferred tax assets	$67,891	$65,753
Valuation allowance for OTTI	0	(6,402)
Valuation allowance for deferred tax assets	(213)	(213)
	$67,677	$59,138
Deferred tax liabilities:
Deferred policy acquisition costs	$(30,888)	$(28,025)
Investment securities – unrealized gains	(16,412)	(18,836)
Other	(1,138)	(1,818)
Total deferred tax liabilities	$(48,438)	$(48,679)
Net deferred tax assets	$19,240	$10,459
Current income taxes	6,558	270
Current and deferred income taxes	$25,798	$10,728

In 2011, we reduced the gross deferred tax assets by a valuation allowance based on an analysis of the likelihood of realization of the portion of the basis difference on securities relating to the reserve for other-than-temporarily impaired securities. In 2012 a security which accounted for approximately 77% of the balance in the reserve for other-than-temporarily impaired securities was sold. As of December 31, 2012, management determined that it was more-likely-than-not that the deferred tax asset relating to the reserve for other-than-temporarily impaired securities would be realized and the valuation allowance was released through the provision for income taxes. Factors that were considered in assessing the need for a valuation allowance on ordinary and capital deferred tax assets include: (i) the likelihood of generating larger amounts of ordinary and capital taxable income in the future to allow for the utilization of deductible temporary differences, (ii) sufficient ordinary and capital income in prior years against which operating or capital loss carrybacks could be utilized and (iii) opportunities to generate capital gains from sales of appreciated assets to allow for utilization of net capital loss carryforward. We review the likelihood of realizing deferred tax assets periodically and make any adjustment required to the valuation allowance in the period in which the developments on which they are based become known.
We did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2012. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company is not currently under examination by the IRS and the statute of limitations has expired for all years prior to 2009.

Note 6 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share (in thousands, except per share figures):

	Twelve months ended December 31,
	2012	2011	2010
		(as adjusted, see Note 1)	(as adjusted, see Note 1)
Net earnings	$24,319	$41,833	$91,062
Average basic shares outstanding	11,660	12,111	12,843
Basic net earnings per share	$2.09	$3.45	$7.09

Average basic shares outstanding	11,660	12,111	12,843
Restricted stock not vested	28	72	72
Dilutive effect of assumed option exercises	97	117	146
Dilutive effect of Performance Share Plan	156	114	109
Average diluted shares outstanding	11,941	12,414	13,170
Diluted net earnings per share	$2.04	$3.37	$6.91
Note 7 Share-Based Compensation
Restricted Stock Plan

We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 278,843 shares as of December 31, 2012.
We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.

The following table sets forth the restricted stock activity for the year ended December 31, 2012:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2012	72,234	$49.44
Granted	0	$0.00
Vested	0	$0.00
Forfeited	0	$0.00
Non-vested as of December 31, 2012	72,234	$49.44

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non-employee Directors’ Stock Ownership Plan

In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 49,461 shares as of December 31, 2012. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June of 2012, 2011 and 2010, we issued 5,502, 6,657 and 7,672 shares of our common stock, respectively, valued pursuant to the Directors’ Plan at $300,000, $350,000 and $350,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

Employee Stock Purchase Plan

We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the
ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price.
Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the
ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 54,060 as of December 31, 2012. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Performance Share Plan

Our shareholders approved the Performance Share Plan (“PSP”) on May 20, 2008 and an amended and restated PSP on
May 26, 2010. The purpose of the PSP is to align further the interest of management with our long-term shareholders by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Committee administers the PSP and (i) establishes the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determines the PSP participants, (iii) sets the performance share units to be awarded to such participants, and (iv) sets the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that we may issue under the PSP is limited to 500,000 shares. In April 2012 and April 2011, we issued 49,098 and 32,957 shares, respectively, under the PSP.
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
We amended and restated the SOP on May 20, 2008 to prohibit any future grant of stock options from the plan after that date. We amended the plan again on August 2, 2011. We have not granted options under this plan since 2004. We generally granted options with an exercise price equal to the closing price of our stock at the date of grant with a 10 years contractual life. All of the options under this plan have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the SOP.
As permitted by the Stock Compensation topic of the FASB Accounting Standards Codification, we used the modified Black-Scholes model to estimate the value of employee stock options on the date of grant that used the assumptions noted below. We base expected volatilities on historical volatilities of our stock. We judgmentally selected the expected option life to be 7.5 years, which is also the midpoint between the last vesting date and the end of the contractual term. We based the risk-free rate for periods within the contractual life of the options on the U.S. Treasury yield curve in effect at the time of grant. We based the dividend yield on expected dividends at the time of grant.

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

There were no options granted during 2012, 2011 or 2010. We estimated the weighted-average grant date fair value of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life (in years)	7.5	7.5
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of December 31, 2012	78,300	13,057
The following table describes activity for our SOP for the twelve-month period ended December 31, 2012:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2012	192,455	$23.40
Granted	0	—
Exercised	(101,098)	16.23
Forfeited	0	—
Outstanding as of December 31, 2012	91,357	$31.32	0.99	$2.5
Vested as of December 31, 2012	91,357	$31.32	0.99	$2.5
Exercisable as of December 31, 2012	91,357	$31.32	0.99	$2.5

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 were $0.6 million, $0.9 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from options exercised for the years ended December 31, 2012, 2011 and 2010 totaled $0.7 million, $0.5 million and $0.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was approximately $3.9 million, $1.8 million and $1.9 million, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In 2012, senior executives of the company, including the CEO, surrendered to the company 18,159 shares of stock they owned in order to exercise 62,290 options.
We have a policy of issuing new stock for the exercise of options.

The amount of total compensation cost, by plan, for share-based compensation arrangements was as follows (in thousands):

	Twelve months ended December 31,
	2012		2011		2010
	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit
Restricted Stock Plan	$1,190	$417	$960	$336	$795	$278
Non-employee Directors’ Stock Ownership Plan	300	105	350	123	350	123
Employee Stock Purchase Plan	55	0	42	0	36	0
Performance Share Plan	1,704	596	2,872	1,005	2,330	816
Total	$3,249	$1,118	$4,224	$1,464	$3,511	$1,216
Note 8 Benefit Plans
We provide retirement benefits for all eligible employees by matching contributions made on participants' discretionary basis to participants' accounts in our qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $17,000 per year or 25% of the participant's salary in 2012. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,500 for 2012. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by us was 100% of participants' contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $12,500 in 2012. The plan expense was $4.6 million, $4.0 million and $3.7 million for the twelve-month periods ended December 31, 2012, 2011 and 2010, respectively.
Our Supplemental Employee Retirement Plan (“SERP”) is a non-qualified deferred compensation plan that enables eligible employees to contribute and to receive employer-matching contributions that the provisions of the 401(k) Retirement Plan or laws preclude due to limits on compensation. We amended the SERP effective January 1, 2010 to permit participants to make contributions and to permit us to make matching contributions on compensation that exceeds the statutory annual compensation limit of $250,000 for qualified defined contribution plans. We contributed $0.1 million to the SERP for each of the years ended December 31, 2012, 2011 and 2010. We maintain a rabbi trust that includes investments to fund the SERP. As of December 31, 2012, investments in the rabbi trust totaled $1.0 million. We reflected these investments at fair value as equity securities on the Consolidated Balance Sheets.
We maintain a non-qualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at our approximate long-term borrowing rate. The deferred amounts are our general obligation liability and amounted to $12.4 million, $11.1 million and $9.2 million at December 31, 2012, 2011 and 2010, respectively. We credited interest of approximately $0.6 million, $0.5 million and $0.5 million for these same periods.
We also provide post-retirement medical and life insurance benefits to certain eligible retirees. During 2006, we determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Our calculation of the accumulated post-retirement benefit obligation (“APBO”) as of December 31, 2012, 2011 and 2010 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.
Unrecognized actuarial gains of $0.3 million ($0.2 million net of tax) and prior service costs of $1.2 million ($0.8 million net of tax) that have not yet been recognized in net periodic post-retirement benefit cost are included in accumulated other comprehensive income at December 31, 2012. We expect to recognize no actuarial gain and $0.2 million of amortization of prior service costs in net periodic post-retirement benefit income during the fiscal year ended December 31, 2013.
We recognized the unfunded status of the APBO plan of $5.0 million at December 31, 2012 in the Consolidated Balance Sheets. We expect no plan assets to be returned to us during the fiscal year ended December 31, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables show data related to the APBO plan (in thousands):

	2012	2011
Net benefit obligation at beginning of year	$3,526	$3,305
Service cost	119	102
Interest cost	136	164
Participant contributions	23	39
Plan amendment	1,224	0
Assumption change	285	357
Actuarial (gain) loss	(45)	(149)
Gross benefits paid	(264)	(292)
Net benefit obligation at end of year	$5,004	$3,526

The $1.2 million plan amendment relates to a modification in the premium charged to eligible retirees.

The following table discloses the components of net periodic post-retirement benefit cost (in thousands):

	2012	2011	2010
Service cost	$119	$102	$91
Interest cost	136	164	170
Amortization of prior service cost	0	0	(27)
Amortization of net cumulative (gain)/loss	(23)	(63)	(80)
Net periodic post-retirement benefit cost	$232	$202	$155

The following table discloses discount rates used to determine benefit obligations:

	2012	2011	2010
Discount rate	3.30%	4.00%	5.15%

The weighted average health care cost trend rate used in measuring the accumulated post-retirement benefit cost is 8.0% for 2013, declining to 6.0% in 2035.
The following table discloses the effects of a hypothetical one percentage point increase and the effects of a hypothetical one percentage point decrease in the assumed healthcare trend rate (in thousands):

	2012	2011	2010
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$389	311	$270
1% decrease	(363)	(276)	(242)
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit costs:

1% increase	$56	35	$31
1% decrease	(49)	(29)	(27)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	241	253
Participant contributions	23	39
Gross benefits paid	(264)	(292)
Fair value of plan assets at end of year	$0	$0
The following table presents the funded status and the amounts recognized in the Consolidated Balance Sheets (in thousands):

	2012	2011
Fair value of plan assets	$0	$0
Benefit obligations	(5,004)	(3,526)
Funded status at end of year	$(5,004)	$(3,526)
Contributions made after the measurement date	0	0
Unrecognized actuarial net (gain) loss	0	0
Unrecognized prior service cost	0	0
Net amount recognized at end of year	$(5,004)	$(3,526)
The following table presents the ten-year forecast and best estimate of expected benefit payments (in thousands):

	2012		2011		2010
2013	$315	2012	$241	2011	$253
2014	341	2013	250	2012	260
2015	356	2014	258	2013	268
2016	390	2015	258	2014	267
2017	395	2016	264	2015	271
2018-2022	2,474	2017-2021	1,318	2016-2020	1,371
Ten Year Total	$4,270		$2,590		$2,690
Our best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2013 is $0.3 million.

Note 9 Quarterly Operating Results (Unaudited)
While we recognize insurance premium on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods.

The following are quarterly results of our consolidated operations for the three years ended December 31, 2012 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(as adjusted, see Note 1)	(as adjusted, see Note 1)	(as adjusted, see Note 1)	(as adjusted, see Note 1)	(as adjusted, see Note 1)
2012
Revenues	$287,402	$305,983	$313,734	$342,515	$1,249,633
Net earnings	4,294	6,954	5,154	7,917	24,319
Net earnings per share:
Basic	$0.37	$0.59	$0.44	$0.68	$2.09
Diluted	0.35	0.58	0.43	0.67	2.04
2011
Revenues	$252,288	$264,209	$266,127	$289,992	$1,072,616
Net earnings	10,231	6,825	6,733	18,044	41,833
Net earnings per share:
Basic	$0.83	$0.56	$0.56	$1.53	$3.45
Diluted	0.81	0.54	0.55	1.49	3.37
2010
Revenues	$222,929	$237,315	$251,669	$249,363	$961,276
Net earnings	17,765	15,673	29,517	28,107	91,062
Net earnings per share:
Basic	$1.33	$1.20	$2.35	$2.26	$7.09
Diluted	1.30	1.17	2.29	2.20	6.91
Realized gains (losses) on investments amounted to:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2012	$238	$2,166	$268	$21,382	$24,055
2011	2,923	1,959	722	2,995	8,598
2010	(455)	44	7,991	2,858	10,438
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance:

(in thousands)	2012	2011	2010
Balance at Beginning of Period
Unpaid losses on known claims	$181,972	$180,334	$164,134
IBNR losses	177,645	164,140	193,790
LAE	135,787	133,359	151,191
Total unpaid losses and LAE	495,403	477,833	509,114
Reinsurance recoverables	(14,640)	(16,521)	(17,715)
Unpaid losses and LAE, net of reinsurance recoverables	480,764	461,312	491,399
Current Activity
Loss and LAE incurred:
Current accident year	926,033	763,109	680,612
Prior accident years	16,219	4,519	(73,903)
Total loss and LAE incurred	942,253	767,629	606,709
Loss and LAE payments:
Current accident year	(553,549)	(459,798)	(400,144)
Prior accident years	(310,252)	(288,379)	(236,652)
Total loss and LAE payments	(863,801)	(748,177)	(636,796)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	559,215	480,764	461,312
Add back reinsurance recoverables	13,678	14,640	16,521
Total unpaid losses and LAE	$572,894	$495,403	$477,833
Unpaid losses on known claims	$205,589	$181,972	$180,334
IBNR losses	218,552	177,645	164,140
LAE	148,753	135,787	133,359
Total unpaid losses and LAE	$572,894	$495,403	$477,833

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2011 were the primary sources of the $16.2 million unfavorable reserve development during the during the twelve months ended December 31, 2012.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 Reinsurance
The following table shows written and earned premium included in earnings for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded (in thousands):

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2012	$1,254,386	$543	$(7,731)	$1,247,198	0.0%
2011	1,082,458	8	(6,490)	1,075,976	0.0%
2010	952,417	9	(5,558)	946,869	0.0%
Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2012	$1,190,773	$542	$(7,225)	$1,184,090	0.0%
2011	1,025,302	7	(6,249)	1,019,060	0.0%
2010	911,108	15	(5,204)	905,919	0.0%
Assumed Reinsurance
Assumed business consists of two components:
(i) Business assumed from other unaffiliated insurance companies and
(ii) Business assumed from involuntary pools and associations.
We assumed $4.8 million, $5.8 million and $6.8 million, respectively, at December 31, 2012, 2011 and 2010 of total unpaid losses and LAE from unaffiliated insurance companies. We assumed no premium from unaffiliated insurance companies in 2012, 2011 or 2010.
At December 31, 2012, 2011 and 2010, we assumed $8.0 million, $8.3 million and $8.5 million, respectively, of assumed unpaid losses and LAE as part of fronting arrangements under which we utilized these companies' insurance licenses to write business while assuming substantially all of that business back from these carriers.
Although the business was issued on these unaffiliated companies' policies, we manage the claims adjusting and loss reserving for this business.

During the twelve months ended December 31, 2012, 2011 and 2010, we assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.
Ceded Reinsurance

We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2010, the catastrophe reinsurance provided protection for losses up to $15.0 million in excess of $5.0 million for any single event. Effective April 1, 2011, we added an additional layer of catastrophe reinsurance that covers 75% of $5.0 million of losses in excess of $20.0 million for any single event. For 2012, we increased our catastrophe reinsurance protection to cover 100% of $25.0 million in excess of $5.0 million. For 2013, we have increased our catastrophe reinsurance protection to 100% of $45.0 million in excess of $5.0 million. Our excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10.0 million in excess of $5.0 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Ceded reinsurance for all programs reduced our incurred losses and LAE by $2.5 million, $1.0 million and $2.6 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

Note 12 Statutory Information

Capital and Surplus

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis were as follows (in thousands):

Statutory Net Earnings			Statutory Capital and Surplus
2012	2011	2010	2012	2011
$31,141	$37,288	$96,870	$613,177	$531,214
For the twelve-month periods ended December 31, 2012, 2011 and 2010, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest. Net earnings for 2012, 2011 and 2010 include $0.1 million, $(0.9) million and $0.6 million, respectively, related to the subsidiaries sold as of December 31, 2012.

At December 31, 2012, the consolidated amount of statutory capital and surplus necessary to satisfy regulatory requirements as defined by the National Association of Insurance Commissioners' ("NAIC") Risk-Based Capital ("RBC") calculation was $147.7 million. This amount of statutory capital and surplus represents the 'Company Action Level' ("CAL") of minimum surplus. Falling below this level would require a company to prepare and submit an RBC plan to address the deficiency in surplus to the CAL to the commissioner of its state of domicile.

Restrictions on Transfer of Funds and Assets of Subsidiaries

As of December 31, 2012, there are no regulatory restrictions on the payment of dividends to our shareholders. However, our ability to declare and pay dividends will depend on the working capital in the holding company, as well as dividends received from our insurance subsidiaries.

Payments of dividends, loans and advances by our insurance subsidiaries are subject to certain restrictions under various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2013 from our insurance subsidiaries without regulatory approval is approximately $60.8 million. Additional amounts of dividends, loans and advances require regulatory approval.
Note 13 Legal and Regulatory Proceedings
From time to time, we and our subsidiaries are named as defendants in various lawsuits incidental to our insurance operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves.
We also face in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance, we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss, while not probable, is judged to be reasonably possible, we will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line-items “Unpaid losses and LAE” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the Consolidated Statements of Earnings within “Losses and LAE” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.
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

Note 14 Commitments and Contingencies
Commitments
Minimum rental commitments under non-cancelable leases with an initial or remaining term of more than one year as of December 31, 2012 were as follows (in thousands):

Due in	Operating Leases	Capital Leases
2013	$8,968	$976
2014	8,907	905
2015	8,121	701
2016	4,539	214
2017	2,994	74
Thereafter	3,793	0
Total	$37,322	$2,870
All of these leases expire within eight years. The most significant leased office spaces are located in Birmingham, Alabama and suburban Los Angeles, California. These two leases combined total $20.8 million of the $37.3 million in minimum rental commitments for operating leases mentioned above.
As of December 31, 2012, the total minimum rental payments to be received in the future under non-cancelable subleases were approximately $0.1 million.
Lease expense incurred for all leases during the last three years was as follows (in thousands):

	Twelve months ended December 31,
	2012	2011	2010
Lease expense	$12,389	$14,448	$17,907
Sublease income	(420)	(441)	(2,103)
Total	$11,969	$14,007	$15,804
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

Note 15 Additional Information
Allowances for Uncollectible Accounts
Agents’ balances and premium receivable included in the Consolidated Balance Sheets are net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2012	2011	2010
Beginning balance	$13,497	$12,323	$10,853
Provision for losses	24,884	21,259	11,884
Uncollectible amounts written off	(22,256)	(20,085)	(10,414)
Ending balance	$16,124	$13,497	$12,323
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $45.4 million, $5.9 million and $27.7 million, respectively, at December 31, 2012, 2011 and 2010.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
PART IV
ITEM 15
Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 10 to the Consolidated Financial Statements.

B. Schedules filed herewith as of December 31, 2012:

Page

I – Summary of Investments (See Note 3)	59

II – Condensed Financial Information of Registrant	81

III – Supplementary Insurance Information	Not required

IV – Reinsurance (See Note 11)	76

V – Valuation and Qualifying Accounts (see Note 15)	79

VI – Supplemental Information Concerning Property-Casualty Insurance Operations	83
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(in thousands)

	December 31,
	2012	2011(1)
Assets:
Investment in subsidiaries	$778,070	$688,449
Fixed maturities – at fair value (amortized cost: $105,867 and $122,664)	107,299	126,276
Equity securities – at fair value (cost $989 and $759)	1,012	721
Cash and cash equivalents	80,171	31,984
Other assets	51,927	15,739
Total assets	$1,018,478	$863,169
Liabilities and Shareholders’ Equity:
Long-term debt	$275,000	$194,810
Other liabilities	86,304	6,146
Payable to affiliates	932	424
Shareholders’ equity	656,242	661,789
Total liabilities and shareholders’ equity	$1,018,478	$863,169
(1) As adjusted. See Note 1 to the Consolidated Financial Statements
Condensed Statements of Earnings
(in thousands)

	Twelve months ended December 31,
	2012	2011(1)	% Change	2010(1)	% Change
Income:
Income in equity of subsidiaries	$42,253	$49,256	(14.2)%	$98,997	(50.2)%
Net investment income	2,725	4,516	(39.7)%	4,303	5.0%
Realized gain (loss) on investments	2,883	1,799	60.3%	992	81.3%
Total income	$47,861	$55,570	(13.9)%	$104,292	(46.7)%
Costs and Expenses:
Interest expense	12,539	10,807	16.0%	10,802	0.0%
Loss on redemption of long-term debt	13,595	0	0.0%	0	0.0%
Corporate general and administrative expenses	7,408	7,664	(3.3)%	7,814	(1.9)%
Other expense	193	39	396.6%	113	(65.7)%
Total expenses	$33,735	$18,509	82.3%	$18,729	(1.2)%
Earnings before income taxes	14,125	37,061	(61.9)%	85,562	(56.7)%
Provision for income taxes	(10,194)	(4,772)	113.6%	(5,500)	(13.2)%
Net earnings	$24,319	$41,833	(41.9)%	$91,062	(54.1)%
(1) As adjusted. See Note 1 to the Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY
Condensed Statements of Cash Flows
(in thousands)

	Twelve months ended December 31,
	2012	2011(1)	2010(1)
Operating Activities:
Net income	$24,319	$41,833	$91,062
Equity in consolidated subsidiaries	(42,253)	(49,256)	(98,997)
Loss on redemption of long-term debt	13,595	0	0
Other	(31,509)	2,476	3,581
Net cash used in operating activities	$(35,847)	$(4,947)	$(4,353)
Investing Activities:
Purchases of fixed maturities	$(81,925)	$(44,886)	$(40,914)
Maturities and redemptions of fixed maturities	13,580	17,727	12,252
Proceeds from sale of fixed maturities	116,343	95,008	38,925
Dividends received from subsidiary(2)	425	14,250	49,831
Capital contributed to subsidiaries(3)	(2,205)	(22,484)	(2,298)
Net cash provided by investing activities	$46,218	$59,616	$57,796
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	$2,911	$2,285	$2,399
Acquisition of treasury stock	(19,643)	(43,803)	(52,021)
Redemption of long-term debt	(208,122)	0	0
Proceeds from issuance of long-term debt	273,213	0	0
Dividends paid to shareholders	(10,544)	(8,745)	(7,198)
Net cash provided by (used in) financing activities	$37,816	$(50,262)	$(56,820)
Net increase (decrease) in cash and cash equivalents	$48,187	$4,407	$(3,377)
Cash and cash equivalents at beginning of period	31,984	27,577	30,955
Cash and cash equivalents at end of period	$80,171	$31,984	$27,577

(1)	As adjusted. See Note 1 to the Consolidated Financial Statements.

(2)	Our subsidiaries also paid $50.2 million of dividends in the form of securities to the holding company in 2010. Our subsidiaries paid no dividends in the form of securities during 2012 and 2011.

(3)	We also contributed $49.7 million in the form of securities to our subsidiaries in 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2012
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2012	$88,251	$572,894	$0	$538,142	$1,184,090	$37,571	$926,033	$16,219	$80,071	$169,785	$863,801	$1,247,198
2011(C)	80,071	495,403	0	474,528	1,019,060	40,557	763,109	4,519	69,925	161,633	748,177	1,075,976
2010(C)	69,925	477,833	0	417,371	905,919	44,633	680,612	(73,903)	60,075	145,670	636,796	946,869
________________

(a)	Gross of reinsurance recoverables of $13.7 million, $14.6 million and $16.5 million at December 31, 2012, 2011 and 2010, respectively.

(b)	Gross of prepaid reinsurance premium of $2.6 million, $2.1 million and $1.9 million at December 31, 2012, 2011 and 2010, respectively.

(c)	As adjusted, see Note 1 to the Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signed: February 26, 2013

Infinity Property and Casualty Corporation

By:	/s/ JAMES R. GOBER
James R. Gober
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER	Chairman of the Board of Directors,	February 26, 2013
James R. Gober	Chief Executive Officer, and President (principal executive officer)

/S/ SAMUEL J. SIMON	Executive Vice President, General Counsel,	February 26, 2013
Samuel J. Simon	Assistant Secretary, and Director

/S/ ROGER SMITH	Executive Vice President, Chief Financial	February 26, 2013
Roger Smith	Officer, Treasurer and Director (principal financial and accounting officer )

/S/ WILLIAM S. STARNES	Director*	February 26, 2013
William S. Starnes

/S/ JORGE G. CASTRO	Director	February 26, 2013
Jorge G. Castro

/S/ HAROLD E. LAYMAN	Director	February 26, 2013
Harold E. Layman

/S/ DRAYTON NABERS, JR.	Director	February 26, 2013
Drayton Nabers, Jr.

/S/ SAMUEL J. WEINHOFF	Director*	February 26, 2013
Samuel J. Weinhoff

/S/ MARIA TERESA ALVAREZ CANIDA	Director*	February 26, 2013
Maria Teresa Alvarez Canida
________________

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION
INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

4.1
Indenture dated February 17, 2004, between Infinity, as Issuer, and American Stock Transfer and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity’s Form 10-K/A filed on April 2, 2004)

4.2
Form of Senior Indentures, dated August 6, 2010, between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Infinity’s Form S-3 filed on August 6, 2010)

4.3	Form of Subordinated Indenture between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Infinity’s Form S-3 filed on August 6, 2010)

4.4	Form of Junior Subordinated Indenture between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Infinity’s Form S-3 filed on August 6, 2010)

4.5
First Supplemental Indenture to Senior Indenture, dated September 17, 2012, between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Infinity's Form 8-K filed on September 17, 2012)

Material Contracts:

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

10.6	Second Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q/A filed on November 20, 2011)	(*)

Number	Exhibit Description

10.7	Amended and Restated Credit Agreement, dated August 31, 2008, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on September 4, 2008.

10.8
First Amendment to Amended and Restated Credit Agreement, dated August 31, 2011 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 1, 2011)

10.9	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.1	Deferred Compensation Plan as amended and restated effective February 9, 2010 (incorporated by reference to Exhibit 10.9 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.11	Supplemental Retirement Plan as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.10 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.12	Amended 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.13	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.14	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.15	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.16	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.17	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.18	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.19	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.20	Second Amended and Restated 2008 Performance Share Plan (incorporated by reference to Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.21	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.22
Underwriting Agreement, dated September 12, 2012, between Infinity and Barclays Capital Inc. and Goldman Sachs and Co., as Underwriters (incorporated by reference to Exhibit 1.1 to Infinity's FOrm 8-K filed on September 17, 2012)

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