Form 10-Q
period 2013-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2013-05-09
CIK 1195933

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013 there were 11,522,557 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2013	2012	% Change
Revenues:
Earned premium	$318,589	$277,149	15.0%
Net investment income	8,337	9,746	(14.5)%
Net realized gains on investments[1]	3,824	238	1,505.3%
Other income	51	269	(80.9)%
Total revenues	330,802	287,402	15.1%
Costs and Expenses:
Losses and loss adjustment expenses	250,371	214,778	16.6%
Commissions and other underwriting expenses	62,373	62,140	0.4%
Interest expense	3,538	2,702	30.9%
Corporate general and administrative expenses	1,737	2,016	(13.8)%
Other expenses	677	244	177.8%
Total costs and expenses	318,697	281,880	13.1%
Earnings before income taxes	12,105	5,522	119.2%
Provision for income taxes	3,443	1,228	180.3%
Net Earnings	$8,662	$4,294	101.7%
Net Earnings per Common Share:
Basic	$0.75	$0.37	102.7%
Diluted	0.74	0.35	111.4%
Average Number of Common Shares:
Basic	11,522	11,728	(1.8)%
Diluted	11,753	12,100	(2.9)%
Cash Dividends per Common Share	$0.300	$0.225	33.3%

[1]Net realized gains before impairment losses	$3,896	$886	339.7%
Total other-than-temporary impairment (OTTI) losses	(72)	(616)	(88.3)%
Non-credit portion in other comprehensive income	0	1	(100.0)%
OTTI losses reclassified from other comprehensive income	0	(32)	(100.0)%
Net impairment losses recognized in earnings	(72)	(648)	(88.9)%
Total net realized gains on investments	$3,824	$238	1,505.3%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Net earnings	$8,662	$4,294
Other comprehensive income before tax:
Net change in postretirement benefit liability	50	(6)
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	2,688	6,663
Less: Reclassification adjustments for gains included in net income	(3,824)	(238)
Unrealized (losses) gains on investments, net	(1,136)	6,425
Other comprehensive (loss) income, before tax	(1,086)	6,419
Income tax benefit (expense) related to components of other comprehensive income	380	(2,247)
Other comprehensive (loss) income, net of tax	(706)	4,173
Comprehensive income	$7,956	$8,467

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,288,724 and $1,278,051)	$1,327,565	$1,321,828
Equity securities – at fair value (cost $66,905 and $69,992)	73,820	73,106
Total investments	$1,401,384	$1,394,934
Cash and cash equivalents	133,641	165,182
Accrued investment income	11,826	11,926
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,757 and $16,124	466,124	427,156
Property and equipment, net of accumulated depreciation of $47,352 and $45,339	39,046	39,301
Prepaid reinsurance premium	3,301	2,637
Recoverables from reinsurers (includes $1,301 and $750 on paid losses and LAE)	15,094	14,428
Deferred policy acquisition costs	96,092	88,251
Current and deferred income taxes	22,786	25,798
Receivable for securities sold	2,784	48,467
Other assets	11,849	10,236
Goodwill	75,275	75,275
Total assets	$2,279,202	$2,303,593
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$596,800	$572,894
Unearned premium	592,656	538,142
Payable to reinsurers	0	137
Long-term debt (fair value $288,005 and $288,879)	275,000	275,000
Commissions payable	36,438	18,073
Payable for securities purchased	30,905	132,440
Other liabilities	89,382	110,665
Total liabilities	$1,621,182	$1,647,351
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,512,328 and 21,493,354 shares issued)	$21,562	$21,529
Additional paid-in capital	362,980	361,845
Retained earnings	671,387	666,199
Accumulated other comprehensive income, net of tax	29,145	29,851
Treasury stock, at cost (9,956,080 and 9,888,680 shares)	(427,053)	(423,181)
Total shareholders’ equity	$658,021	$656,242
Total liabilities and shareholders’ equity	$2,279,202	$2,303,593
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2011	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	—	—	4,294	—	—	4,294
Net change in postretirement benefit liability	—	—	—	(4)	—	(4)
Change in unrealized gain on investments	—	—	—	3,891	—	3,891
Change in non-credit component of impairment losses on fixed maturities	—	—	—	285	—	285
Comprehensive income						$8,467
Dividends paid to common shareholders	—	—	(2,656)	—	—	(2,656)
Shares issued and share-based compensation expense, including tax benefit	49	1,610	—	—	—	1,660
Acquisition of treasury stock	—	—	—	—	(1,277)	(1,277)
Balance at March 31, 2012	$21,407	$357,521	$654,061	$39,491	$(404,497)	$667,983
Net earnings	$—	$—	$20,025	$—	$—	$20,025
Net change in postretirement benefit liability	—	—	—	(963)	—	(963)
Change in unrealized gain on investments	—	—	—	(9,757)	—	(9,757)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,079	—	1,079
Comprehensive income						$10,385
Dividends paid to common shareholders	—	—	(7,888)	—	—	(7,888)
Shares issued and share-based compensation expense, including tax benefit	122	4,323	—	—	—	4,446
Acquisition of treasury stock	—	—	—	—	(18,684)	(18,684)
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	$—	$—	$8,662	$—	$—	$8,662
Net change in postretirement benefit liability				32		32
Change in unrealized gain on investments	—	—	—	(939)	—	(939)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	200	—	200
Comprehensive income						$7,956
Dividends paid to common shareholders	—	—	(3,474)	—	—	(3,474)
Shares issued and share-based compensation expense, including tax benefit	32	1,136	—	—	—	1,168
Acquisition of treasury stock	—	—	—	—	(3,871)	(3,871)
Balance at March 31, 2013	$21,562	$362,980	$671,387	$29,145	$(427,053)	$658,021
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net earnings	$8,662	$4,294
Adjustments:
Depreciation	2,022	1,928
Amortization	4,623	2,203
Net realized gains on investments	(3,824)	(238)
Loss on disposal of property and equipment	1	25
Share-based compensation expense	641	1,177
Activity related to rabbi trust	37	52
Decrease (increase) in accrued investment income	100	(607)
Increase in agents’ balances and premium receivable	(38,967)	(52,622)
Increase in reinsurance receivables	(1,329)	(1,141)
Increase in deferred policy acquisition costs	(7,841)	(11,035)
Decrease (increase) in other assets	1,797	(1,233)
Increase in unpaid losses and loss adjustment expenses	23,906	18,526
Increase in unearned premium	54,514	67,077
(Decrease) increase in payable to reinsurers	(137)	140
Decrease in other liabilities	(2,708)	(6,945)
Net cash provided by operating activities	41,497	21,602
Investing Activities:
Purchases of fixed maturities	(306,431)	(124,018)
Purchases of property and equipment	(1,768)	(642)
Maturities and redemptions of fixed maturities	46,154	47,207
Proceeds from sale of fixed maturities	192,730	36,818
Proceeds from sale of equity securities	3,519	0
Net cash used in investing activities	(65,796)	(40,635)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	527	482
Principal payments under capital lease obligation	(305)	0
Acquisition of treasury stock	(3,990)	(1,266)
Dividends paid to shareholders	(3,474)	(2,656)
Net cash used in financing activities	(7,242)	(3,440)
Net decrease in cash and cash equivalents	(31,540)	(22,473)
Cash and cash equivalents at beginning of period	165,182	83,767
Cash and cash equivalents at end of period	$133,641	$61,295

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
INDEX TO NOTES

1. Reporting and Accounting Policies	7. Income Taxes

2. Share-Based Compensation	8. Additional Information

3. Computation of Net Earnings Per Share	9. Insurance Reserves

4. Fair Value	10. Commitments and Contingencies

5. Investments	11. Accumulated Other Comprehensive Income

6. Long-Term Debt	12. Subsequent Events

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
Basis of Consolidation and Reporting
The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.
These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.
We have evaluated events that occurred after March 31, 2013 for recognition or disclosure in our financial statements and the notes to the financial statements.

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

Recently Adopted Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued guidance requiring expanded disclosures about amounts reclassified out of accumulated other comprehensive income (AOCI). Entities are required to present reclassifications by component when reporting changes in AOCI balances. The guidance requires the presentation of significant amounts reclassified out of AOCI by income statement line item. We adopted the new guidance as of March 31, 2013. The new guidance affects disclosures only and therefore had no impact on our results of operations or financial position.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Share-Based Compensation

Restricted Stock Plan
We established the Restricted Stock Plan in 2002 and amended it on July 31, 2007. There are 500,000 shares of our common stock reserved for issuance under the Restricted Stock Plan, of which we have issued 278,843 shares as of March 31, 2013. We expense the fair value of shares issued under the Restricted Stock Plan over the vesting periods of the awards based on the market value of our stock on the date of grant.
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
Non-employee Directors’ Stock Ownership Plan
In May 2005, our shareholders approved the Non-employee Directors’ Stock Ownership Plan (“Directors’ Plan”). The purpose of the Directors’ Plan is to include our common stock as part of the compensation provided to our non-employee directors and to provide for stock ownership requirements for our non-employee directors. There are 200,000 shares of our common stock reserved for issuance under the Directors’ Plan, of which we have issued 49,461 shares as of March 31, 2013. Under the terms of the Directors’ Plan, we grant shares on or about June 1 of each year and we restrict these shares from sale or transfer by any recipient for six months from the date of grant. In June 2012, we issued 5,502 shares of our common stock, valued pursuant to the Directors’ Plan at $300,000, to our non-employee directors. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Employee Stock Purchase Plan
We established our Employee Stock Purchase Plan (“ESPP”) in 2004 and amended and restated it on August 3, 2010. Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 55,534 as of March 31, 2013. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Performance Share Plan
Our shareholders approved the Performance Share Plan (“PSP”) on May 20, 2008 and an amended and restated PSP on May 26, 2010. The purpose of the PSP is to align further the interest of management with our long-term shareholders by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Committee administers the PSP and will (i) establish the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain specific geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determine the PSP participants, (iii) set the performance share units to be awarded to such participants, and (iv) set the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals. The number of shares of common stock that we may issue under the PSP is limited to 500,000 shares. In April 2013 and 2012, we issued 17,934 and 49,098 shares, respectively, under the PSP.
Stock Option Plan
We amended and restated our Stock Option Plan (“SOP”) to prohibit any future grant of stock options from the plan after May 20, 2008. We amended the plan again on August 2, 2011. We have granted no options since 2004. We generally granted options with an exercise price equal to the closing price of our stock at the date of grant and these options have a 10-year contractual life. All of the options under the SOP have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. The SOP will continue in effect until the exercise or expiration of all options granted under the SOP.

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
We estimated the weighted-average grant date fair value of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life (in years)	7.5	7.5
Weighted-average grant exercise price	$33.56	$16.11
Outstanding at March 31, 2013	71,000	2,857
The following table describes activity for our Stock Option Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2012	91,357	$31.32
Granted	0	0
Exercised	(17,500)	$23.10
Forfeited	0	0
Outstanding at March 31, 2013	73,857	$33.27	0.84	$1.7
Vested at March 31, 2013	73,857	$33.27	0.84	$1.7
Exercisable at March 31, 2013	73,857	$33.27	0.84	$1.7

(a)	We calculated the intrinsic value for the stock options based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from options exercised for the three months ended March 31, 2013 and 2012 was approximately $0.4 million and $0.2 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $0.1 million and $0.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was approximately $0.6 million and $0.5 million, respectively.
We have a policy of issuing new stock for the exercise of stock options.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The amount of total compensation cost, by plan, for share-based compensation arrangements was as follows (in thousands):

	Three months ended March 31,
	2013		2012
	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit
Restricted Stock Plan	$298	$104	$298	$104
Employee Stock Purchase Plan	13	0	11	0
Performance Share Plan	331	116	880	308
Total	$641	$220	$1,188	$412

Note 3 Computation of Net Earnings per Share

The following table illustrates our computations of basic and diluted net earnings per common share (in thousands, except per share figures):

	Three months ended March 31,
	2013	2012
Net earnings	$8,662	$4,294
Average basic shares outstanding	11,522	11,728
Basic net earnings per share	$0.75	$0.37

Average basic shares outstanding	11,522	11,728
Restricted stock not yet vested	42	72
Dilutive effect of assumed option exercises	36	110
Dilutive effect of Performance Share Plan	152	189
Average diluted shares outstanding	11,753	12,100
Diluted net earnings per share	$0.74	$0.35

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis (in thousands):

	Fair Value
March 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$133,641	$0	$0	$133,641
Fixed maturity securities:
U.S. government	80,218	240	3,115	83,573
Government-sponsored entities	0	13,720	0	13,720
State and municipal	0	456,726	0	456,726
Mortgage-backed securities:
Residential	0	282,036	0	282,036
Commercial	0	38,425	0	38,425
Total mortgage-backed securities	$0	$320,461	$0	$320,461
Collateralized mortgage obligations	0	13,942	0	13,942
Asset-backed securities	0	68,031	0	68,031
Corporates	0	362,213	8,899	371,112
Total fixed maturities	$80,218	$1,235,333	$12,014	$1,327,565
Equity securities	73,820	0	0	73,820
Total cash and investments	$287,679	$1,235,333	$12,014	$1,535,026
Percentage of total cash and investments	18.7%	80.5%	0.8%	100.0%

	Fair Value
December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,182	$0	$0	$165,182
Fixed maturity securities:
U.S. government	81,529	296	3,712	85,537
Government-sponsored entities	0	22,140	0	22,140
State and municipal	0	457,113	0	457,113
Mortgage-backed securities:
Residential	0	281,907	0	281,907
Commercial	0	13,768	0	13,768
Total mortgage-backed securities	$0	$295,675	$0	$295,675
Collateralized mortgage obligations	0	19,307	0	19,307
Asset-backed securities	0	79,257	0	79,257
Corporates	0	353,697	9,101	362,797
Total fixed maturities	$81,529	$1,227,486	$12,813	$1,321,828
Equity securities	73,106	0	0	73,106
Total cash and investments	$319,817	$1,227,486	$12,813	$1,560,116
Percentage of total cash and investments	20.5%	78.7%	0.8%	100.0%
We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $288.0 million and $288.9 million fair value of our long-term debt at March 31, 2013 and December 31, 2012, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

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

The following tables present the changes in the Level 3 fair value category (in thousands):

	Three months ended March 31, 2013
	U.S. Government	Collateralized Mortgage Obligations	Corporates	Total
Balance at beginning of period	$3,712	$0	$9,101	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	(23)	0	122	99
Included in other comprehensive income	(89)	0	(113)	(202)
Settlements	(485)	0	(211)	(697)
Balance at end of period	$3,115	$0	$8,899	$12,014

	Three months ended March 31, 2012
	U.S. Government	Collateralized Mortgage Obligations	Corporates	Total
Balance at beginning of period	$4,438	$509	$10,426	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	(32)	0	(119)	(151)
Included in other comprehensive income	(54)	2	143	91
Sales	0	0	(253)	(253)
Settlements	(456)	(12)	(350)	(818)
Transfers in	0	0	867	867
Transfers out	0	0	(1,070)	(1,070)
Balance at end of period	$3,897	$499	$9,644	$14,040
Of the $12.0 million fair value of securities in Level 3 at March 31, 2013, which consists of 13 securities, we priced six based on non-binding broker quotes, four prices were provided by our unaffiliated money managers and one security, which is included in Level 3 because it is not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service. We manually calculated the remaining two securities, which have a combined fair value of $0.8 million. Quantitative information about the significant unobservable inputs used in the fair value measurement of these manually priced securities at March 31, 2013 is as follows (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Value Used
Corporate bond	$0.1	Recovery rate[1]	Probability of default	100%
Corporate bond	0.7	Discounted cash flow	Comparable credit rating[2]	CCC+
Total	$0.8

[1] Recovery rate for senior unsecured bonds as indicated in Moody's Investor's Service Annual Default Study: Corporate Default and Recovery Rates, 1920-2012.
[2] This bond is not rated, but is supported by JC Penney Corporation trust assets; therefore a JC Penney comparable bond rating is used.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The significant unobservable inputs used in the fair value measurement of our manually-priced corporate bonds are a probability of default assumption and an assigned credit rating. Significant changes in either of these inputs in isolation could result in a significant change in fair value measurement for these corporate bonds.  Generally, a reduction in probability of default would increase security valuation. A change in the credit rating assumption would change the yield spread associated with that bond, and thus the yield used in discounting the cash flows to arrive at the security’s valuation.
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2013.
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

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$133,641	$133,641	$165,182	$165,182
Available-for-sale securities
Fixed maturities	1,327,565	1,327,565	1,321,828	1,321,828
Equity securities	73,820	73,820	73,106	73,106
Total cash and investments	$1,535,026	$1,535,026	$1,560,116	$1,560,116
Liabilities:
Long-term debt	$275,000	$288,005	$275,000	$288,879

See Note 5 to the Consolidated Financial Statements for additional information on investments and Note 6 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 5 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2013 and 2012 were $196.2 million and $36.8 million, respectively. The proceeds for the three months ended March 31, 2013 were net of $2.8 million of receivable for securities sold during the first quarter of 2013 that had not settled at March 31, 2013. The proceeds for the three months ended March 31, 2012 were net of $0.1 million of receivable for securities sold during the first quarter of 2012 that had not settled at March 31, 2012.
Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	March 31, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$81,587	$1,994	$(7)	$83,573	$0
Government-sponsored entities	13,340	380	0	13,720	0
State and municipal	439,896	17,144	(314)	456,726	(53)
Mortgage-backed securities:
Residential	277,230	5,498	(692)	282,036	(267)
Commercial	37,863	633	(71)	38,425	0
Total mortgage-backed securities	$315,092	$6,131	$(763)	$320,461	$(267)
Collateralized mortgage obligations	13,583	365	(6)	13,942	(234)
Asset-backed securities	67,901	287	(157)	68,031	(51)
Corporates	357,324	14,248	(461)	371,112	(698)
Total fixed maturities	$1,288,724	$40,549	$(1,708)	$1,327,565	$(1,303)
Equity securities	66,905	6,915	0	73,820	0
Total	$1,355,629	$47,464	$(1,708)	$1,401,384	$(1,303)

	December 31, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$83,320	$2,225	$(8)	$85,537	$0
Government-sponsored entities	21,401	740	0	22,140	0
State and municipal	438,367	19,109	(364)	457,113	(53)
Mortgage-backed securities:
Residential	275,668	6,511	(272)	281,907	(292)
Commercial	13,023	749	(3)	13,768	0
Total mortgage-backed securities	$288,691	$7,259	$(275)	$295,675	$(292)
Collateralized mortgage obligations	18,847	469	(9)	19,307	(244)
Asset-backed securities	78,931	435	(109)	79,257	(51)
Corporates	348,494	14,807	(503)	362,797	(972)
Total fixed maturities	$1,278,051	$45,045	$(1,268)	$1,321,828	$(1,612)
Equity securities	69,992	3,115	0	73,106	0
Total	$1,348,042	$48,160	$(1,268)	$1,394,934	$(1,612)

(1) The total non-credit portion of OTTI recognized in Accumulated OCI reflecting the original non-credit loss at the time the credit impairment was determined.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
March 31, 2013
Fixed maturities:
U.S. government	2	$3,997	$(7)	0.2%	0	$0	$0	0.0%
Government-sponsored entities	0	0	0	0.0%	0	0	0	0.0%
State and municipal	29	64,042	(314)	0.5%	0	0	0	0.0%
Mortgage-backed securities:
Residential	75	108,886	(692)	0.6%	0	0	0	0.0%
Commercial	10	20,932	(67)	0.3%	1	210	(4)	2.0%
Total mortgage-backed securities	85	$129,818	$(758)	0.6%	1	$210	$(4)	2.0%
Collateralized mortgage obligations	1	460	0	0.1%	1	562	(6)	1.1%
Asset-backed securities	8	10,932	(75)	0.7%	2	5,538	(82)	1.5%
Corporates	43	49,998	(461)	0.9%	0	0	0	0.0%
Total fixed maturities	168	$259,248	$(1,616)	0.6%	4	$6,310	$(93)	1.4%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	168	$259,248	$(1,616)	0.6%	4	$6,310	$(93)	1.4%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2012
Fixed maturities:
U.S. government	3	$11,758	$(8)	0.1%	0	$0	$0	0.0%
Government-sponsored entities	0	0	0	0.0%	0	0	0	0.0%
State and municipal	32	52,399	(364)	0.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	42	75,927	(272)	0.4%	0	0	0	0.0%
Commercial	1	73	0	0.6%	1	259	(3)	1.1%
Total mortgage-backed securities	43	$76,000	$(272)	0.4%	1	$259	$(3)	1.1%
Collateralized mortgage obligations	2	1,264	(9)	0.7%	0	0	0	0.0%
Asset-backed securities	6	11,941	(57)	0.5%	2	6,138	(52)	0.8%
Corporates	58	70,540	(503)	0.7%	0	0	0	0.0%
Total fixed maturities	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	March 31, 2013	December 31, 2012
Number of positions held with unrealized:
Gains	750	749
Losses	172	147
Number of positions held that individually exceed unrealized:
Gains of $500,000	4	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	81%	81%
Losses that were investment grade	88%	86%
Percentage of fair value held with unrealized:
Gains that were investment grade	91%	92%
Losses that were investment grade	93%	93%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at March 31, 2013 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Less than or equal to:
Three months	$154,349	$(733)	$(733)	$0	$0
Six months	101,363	(841)	(841)	0	0
Nine months	73	0	0	0	0
Twelve months	3,463	(41)	(41)	0	0
Greater than twelve months	6,310	(93)	(93)	0	0
Total	$265,558	$(1,708)	$(1,708)	$0	$0
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Three months ended March 31, 2013
Unrealized holding gains (losses) on securities arising during the period	$(1,485)	$4,173	$(941)	$1,747
Realized (gains) losses on securities sold	(3,522)	(373)	1,363	(2,532)
Impairment loss recognized in earnings	72	0	(25)	47
Change in unrealized gains (losses) on marketable securities, net	$(4,936)	$3,800	$398	$(738)
Three months ended March 31, 2012
Unrealized holding gains (losses) on securities arising during the period	$2,129	$4,534	$(2,332)	$4,331
Realized (gains) losses on securities sold	(886)	0	310	(576)
Impairment loss recognized in earnings	648	0	(227)	421
Change in unrealized gains (losses) on marketable securities, net	$1,891	$4,534	$(2,249)	$4,176

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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$487	$1,728
Additions for:
Previously impaired securities	0	0
Newly impaired securities	0	9
Reductions for:
Securities sold and paid down	(40)	(58)
Securities that no longer have a non-credit component	0	(735)
Ending balance	$447	$944
The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2013, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$43,640	$878	$97	$44,615	$44,048
After one year through five years	497,940	37,831	5,421	541,193	522,599
After five years through ten years	224,728	65,700	0	290,429	278,367
After ten years	34,567	13,628	700	48,895	47,132
Mortgage-backed, asset-backed and collateralized mortgage obligations	254,913	147,521	0	402,434	396,577
Total	$1,055,788	$265,558	$6,218	$1,327,565	$1,288,724

Note 6 Long-Term Debt

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the March 31, 2013 fair value of $288.0 million using a 253 basis point spread to the ten-year U.S. Treasury Note of 1.85%.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At March 31, 2013, there were no borrowings outstanding under the Credit Agreement.

Note 7 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Three months ended March 31,
	2013	2012
Earnings before income taxes	$12,105	$5,522
Income taxes at statutory rates	$4,237	$1,933
Effect of:
Dividends-received deduction	(49)	(37)
Tax-exempt interest	(750)	(830)
Adjustment to valuation allowance	0	160
Other	5	3
Provision for income taxes	$3,443	$1,228
GAAP effective tax rate	28.4%	22.2%

During the three months ended March 31, 2012, we increased our tax valuation allowance by $0.2 million due to an increase in the reserve for other-than-temporary impaired securities.

Note 8 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2013	2012
Income tax payments	$0	$0
Interest payments on debt	6,951	5,363
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $35.3 million and $45.4 million, respectively, at March 31, 2013 and December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 9 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2013	2012
Balance at Beginning of Period
Unpaid losses on known claims	$205,589	$181,972
IBNR losses	218,552	177,645
LAE	148,753	135,787
Total unpaid losses and LAE	572,894	495,403
Reinsurance recoverables	(13,678)	(14,640)
Unpaid losses and LAE, net of reinsurance recoverables	559,215	480,764
Current Activity
Loss and LAE incurred:
Current accident year	250,499	214,868
Prior accident years	(128)	(90)
Total loss and LAE incurred	250,371	214,778
Loss and LAE payments:
Current accident year	(77,856)	(69,262)
Prior accident years	(148,723)	(128,054)
Total loss and LAE payments	(226,578)	(197,316)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	583,008	498,226
Add back reinsurance recoverables	13,793	15,704
Total unpaid losses and LAE	$596,800	$513,930
Unpaid losses on known claims	$218,835	$194,048
IBNR losses	223,898	179,343
LAE	154,068	140,539
Total unpaid losses and LAE	$596,800	$513,930

Note 10 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2012. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2012.
Contingencies
There have been no material changes from the contingencies discussed in the Form 10-K for the year ended December 31, 2012. For a description of our previously reported contingencies, refer to Note 14 Commitments and Contingencies, in the Form 10-K for the year ended December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Condensed Notes to Consolidated Financial Statements

Note 11 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows (in thousands):

	Three months ended March 31,
	2013			2012
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(967)	$339	$(629)	$519	$(182)	$337
Effect on other comprehensive income	50	(17)	32	(6)	2	(4)
Accumulated change in postretirement benefit liability, end of period	$(918)	$321	$(596)	$513	$(180)	$334

Accumulated unrealized gains on investments, net, beginning of period	$46,892	$(16,412)	$30,480	$53,817	$(18,836)	$34,981
Other comprehensive income before reclassification	2,688	(941)	1,747	6,663	(2,332)	4,331
Reclassification adjustment for other-than-temporary impairments included in net income	72	(25)	47	648	(227)	421
Reclassification adjustment for realized gains included in net income	(3,896)	1,363	(2,532)	(886)	310	(576)
Effect on other comprehensive income	(1,136)	398	(738)	6,425	(2,249)	4,176
Accumulated unrealized gains on investments, net, end of period	$45,756	$(16,015)	$29,741	$60,242	$(21,085)	$39,157

Accumulated other comprehensive income, beginning of period	$45,924	$(16,073)	$29,851	$54,336	$(19,018)	$35,319
Change in postretirement benefit liability	50	(17)	32	(6)	2	(4)
Change in unrealized gains on investments, net	(1,136)	398	(738)	6,425	(2,249)	4,176
Effect on other comprehensive income	(1,086)	380	(706)	6,419	(2,247)	4,173
Accumulated other comprehensive income, end of period	$44,838	$(15,693)	$29,145	$60,755	$(21,264)	$39,491

Note 12 Subsequent Events

In April 2013, we purchased a call center building in Tuscon, Arizona for $5.0 million.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than temporary impairments for credit losses), bodily injury loss cost trends, undesired business mix or risk profile for new business and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the twelve months ended December 31, 2012.

OVERVIEW
In the first quarter of 2013 our gross written premium grew 8.5%. The majority of this growth came from California and Florida, our two most profitable states. Premiums fell in the five remaining Focus States during the first quarter of 2013 as a result of our efforts to improve profitability through rate increases and more restrictive underwriting. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended March 31, 2013 were $8.7 million and $0.74, respectively, compared to $4.3 million and $0.35, respectively, for the three months ended March 31, 2012. The increase in diluted earnings per share for the three months ended March 31, 2013 was primarily due to an increase in underwriting income as well as an increase in realized gains.
Included in net earnings for both the three months ended March 31, 2013 and 2012 were $0.1 million ($0.1 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. The following table displays combined ratio results by accident year developed through March 31, 2013.

	Accident Year Combined Ratio Developed Through			Prior Accident Year Favorable / (Unfavorable) Development	($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Dec 2011	Dec 2012	Mar 2013	Q1 2013	Q1 2013
Prior					$0.2
2005	87.8%	87.8%	87.7%	0.1%	0.5
2006	90.4%	90.4%	90.3%	0.1%	1.0
2007	92.7%	92.3%	92.2%	0.1%	1.5
2008	91.7%	91.6%	91.4%	0.2%	1.5
2009	92.9%	92.6%	92.4%	0.2%	1.5
2010	99.4%	99.5%	99.8%	(0.3)%	(2.8)
2011	97.6%	100.0%	100.5%	(0.5)%	(5.0)
2012		99.3%	99.2%	0.1%	1.5
2013 YTD			98.2%
					$0.1
Recent accident years are less developed than prior years and must be interpreted with caution. However, the upward trend in 2010 to 2012 accident period combined ratios compared to prior periods reflects an increase in new business during those

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

periods. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended March 31, 2013 was $8.3 million compared to $9.7 million for the three months ended March 31, 2012. The decrease in pre-tax net investment income for the three months ended March 31, 2013 is a result of low and declining new market investment yields at which cash from maturing and prepaid securities was invested.
Our book value per share increased 0.7% from $56.55 at December 31, 2012 to $56.94 at March 31, 2013. This increase was primarily due to earnings, net of shareholder dividends, for the three months ended March 31, 2013.

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
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas identified in selected Focus States that we believe offer the greatest opportunity for premium growth and profitability.
We classify the states in which we operate into two categories:

•	“Focus States” – These states include Arizona, California, Florida, Georgia, Nevada, Pennsylvania and Texas.

•	“Other States” – Includes all other states where we are maintaining our writings. We believe each state offers us an opportunity for underwriting profit.
We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.
Our net earned premium was as follows ($ in thousands):

	Three months ended March 31,
	2013	2012	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	343,121	314,508	28,613	9.1%
Other States	8,242	10,124	(1,882)	(18.6)%
Total Personal Auto	351,364	324,633	26,731	8.2%
Commercial Vehicle	21,258	18,785	2,473	13.2%
Classic Collector	2,721	2,493	229	9.2%
Total gross written premium	375,343	345,911	29,432	8.5%
Ceded reinsurance	(2,375)	(1,752)	(623)	35.5%
Net written premium	372,968	344,158	28,810	8.4%
Change in unearned premium	(54,379)	(67,010)	12,631	(18.8)%
Net earned premium	$318,589	$277,149	$41,441	15.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At March 31,
	2013	2012	Change	% Change
Policies in Force
Personal Auto
Focus States	882,680	864,813	17,867	2.1%
Other States	27,100	30,443	(3,343)	(11.0)%
Total Personal Auto	909,780	895,256	14,524	1.6%
Commercial Vehicle	40,475	36,718	3,757	10.2%
Classic Collector	38,430	36,083	2,347	6.5%
Total policies in force	988,685	968,057	20,628	2.1%
Gross written premium grew 8.5% during the first quarter of 2013 compared with the same period of 2012. During the first three months of 2013, Infinity implemented rate revisions in various states with an overall rate increase of 0.8%. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 1.9%. Policies in force at March 31, 2013 increased 2.1% compared with the same period in 2012. Gross written premium grew more than policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.
During the first quarter of 2013, personal auto insurance gross written premium in our Focus States grew 9.1% when compared with the same period of 2012. The increase in gross written premium is primarily due to growth in California and Florida, which grew a combined 17.9% as a result of improved retention, higher average premium and new business growth in Florida.
The growth in California and Florida during the first quarter of 2013 was partially offset by declines in each of the other Focus States, which declined a combined 20.7% when compared with the same period of 2012. Premium in Arizona and Texas contributed substantially to the decline, falling a combined 31.7%.
Our Commercial Vehicle gross written premium grew 13.2% during the first quarter of 2013. This growth is primarily due to higher average premium and better retention for this product.
Gross written premium in our Classic Collector product grew 9.2% during the first quarter of 2013. This growth is primarily due to an increase in the number of agencies actively producing business for this product and a shift toward policies offering broader coverage and higher average premium.

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
The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2013			2012			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	79.6%	17.3%	96.9%	78.3%	19.5%	97.8%	1.3%	(2.2)%	(0.9)%
Other States	82.2%	22.1%	104.3%	68.2%	22.5%	90.7%	13.9%	(0.4)%	13.6%
Total Personal Auto	79.7%	17.4%	97.1%	78.0%	19.6%	97.5%	1.8%	(2.2)%	(0.4)%
Commercial Vehicle	70.6%	16.0%	86.6%	71.1%	17.6%	88.7%	(0.5)%	(1.6)%	(2.1)%
Classic Collector	41.6%	37.5%	79.2%	64.5%	42.0%	106.6%	(22.9)%	(4.5)%	(27.4)%
Total statutory ratios	78.7%	17.5%	96.2%	77.6%	19.8%	97.4%	1.1%	(2.2)%	(1.1)%
Total statutory ratios excluding development	78.6%	17.5%	96.1%	77.6%	19.8%	97.4%	1.0%	(2.2)%	(1.2)%
GAAP ratios	78.6%	19.6%	98.2%	77.5%	22.4%	99.9%	1.1%	(2.8)%	(1.8)%
GAAP ratios excluding development	78.6%	19.6%	98.2%	77.5%	22.4%	99.9%	1.1%	(2.8)%	(1.7)%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.
The statutory combined ratio for the three months ended March 31, 2013 decreased by 1.1% points from the same period of 2012. Both the first quarter of 2013 and the first quarter of 2012 included $0.1 million of favorable development on prior year loss and LAE reserves.
Excluding the effect of development from all periods, the statutory combined ratio decreased by 1.2 points for the three months ended March 31, 2013 compared to the same period of 2012. A decline in the underwriting ratio was partially offset by an increase in the loss and LAE ratio during the three months ended March 31, 2013. The increase in the loss and LAE ratio is primarily attributable to an increase in new business in states such as Florida. The underwriting ratio has declined primarily as a result of spreading fixed underwriting costs over a larger written premium base. Approximately 50 basis points of the 2.8 point reduction in the GAAP underwriting expense ratio was due to a one-time reduction in an accounting accrual. For all of 2013, we expect our GAAP underwriting expense ratio to be between 20.0% and 20.5%.
The GAAP combined ratio for the three months ended March 31, 2013 decreased by 1.8 points from the same period of 2012. Excluding the effect of development from all periods, the GAAP combined ratio decreased by 1.7 points for the three months

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ended March 31, 2013 compared to the same period of 2012. We expect the GAAP combined ratio, excluding reserve development, to be between 96.5% and 97.5% for the full year 2013.
Losses from catastrophes were $0.5 million for the three months ended March 31, 2013 compared to $0.2 million for the same period of 2012.

The combined ratio in the Focus States decreased by 0.9 points for the three months ended March 31, 2013. An increase in the loss and LAE ratio was offset by a decline in the underwriting ratio. The increase in the loss and LAE ratio was attributable to the loss ratio in California where the accident year loss ratio increased due to rising frequencies and severities. The increase in the loss and LAE ratio in the Focus States was offset by a decline in the underwriting ratio of 2.2 points. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined.
The combined ratio in the Other States increased by 13.6 points during the three months ended March 31, 2013 when compared to the same period of 2012 primarily due to an increase in the loss and LAE ratio in Illinois. We experienced favorable development on loss and LAE reserves in Illinois during 2012 that we did not experience during 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended March 31,
	2013	2012
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,594	$10,087
Dividends on equity securities	233	178
Gross investment income	$8,827	$10,265
Investment expenses	(490)	(519)
Net investment income	$8,337	$9,746
Average investment balance, at cost	$1,494,434	$1,232,375
Annualized returns excluding realized gains and losses	2.2%	3.2%
The annualized returns declined due to an increase in prepayment speeds on unamortized premiums and an increase in sales which resulted in reinvestments at lower rates.
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months ended March 31, 2013 declined compared to the same period of 2012 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
In the current low interest rate environment, we expect that investment returns will continue to decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(72)	$3,522	$3,450	$(648)	$886	$238
Equities	0	373	373	0	0	0
Total	$(72)	$3,896	$3,824	$(648)	$886	$238

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

Interest Expense
At March 31, 2013 we had outstanding $275.0 million of Senior Notes that accrue interest at 5.0% (the "5.0% Senior Notes"). At March 31, 2012 we had outstanding $195.0 million of Senior Notes that accrued interest at an effective yield of 5.55% (the "5.5% Senior Notes"). On October 17, 2012, we fully redeemed the 5.5% Senior Notes with proceeds from the issuance of the 5.0% Senior Notes. We recognized $3.5 million of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three months ended March 31, 2013 compared to $2.7 million for the same period of 2012. Refer to Note 6 to the Consolidated Financial Statements for additional information on the Senior Notes.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes
Our GAAP effective tax rate for the three months ended March 31, 2013 was 28.4% compared to 22.2% for the same period of 2012. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of March 31, 2013, the holding company had $125.3 million of unrestricted cash and investments. In 2013, our insurance subsidiaries may pay us up to $60.8 million in ordinary dividends without prior regulatory approval.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $52.3 million during the three months ended March 31, 2013 compared to positive operating cash flows of $23.1 million during the three months ended March 31, 2012.
At March 31, 2013, we had outstanding $275 million principal of the 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 6 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At March 31, 2013 there were no borrowings outstanding under the credit agreement.
Uses of Funds
In February 2013, we increased our quarterly dividend to $0.300 per share from $0.225 per share. At this current amount, our 2013 annualized dividend payments would be approximately $13.9 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. On November 6, 2012, our Board of Directors again increased the authority under this share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014. During the first quarter of 2013, we repurchased 67,400 shares at an average cost, excluding commissions, of $57.41. As of March 31, 2013, we had $50.6 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2013, our catastrophe reinsurance protection covers 100% of $45 million in excess of $5 million. Our excess of loss reinsurance provides protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Premium ceded under all reinsurance agreements for the three months ended March 31, 2013 was $2.4 million compared to $1.8 million for the same period of 2012.
Investments
Our consolidated investment portfolio at March 31, 2013 contained approximately $1.3 billion in fixed maturity securities and $73.8 million in equity securities, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At March 31, 2013, we had pre-tax net unrealized gains of $38.8 million on fixed maturities and pre-tax net unrealized gains of $6.9 million on equity securities. Combined, the pre-tax net unrealized gain declined by $1.1 million for the three months ended March 31, 2013.
Approximately 91.3% of our fixed maturity investments at March 31, 2013 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average option adjusted duration of our fixed maturity portfolio is 3.1 years at March 31, 2013.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at March 31, 2013 was as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$81,587	$83,573	6.0%
Government-sponsored entities	13,340	13,720	1.0%
Total U.S. government and agencies	94,927	97,293	6.9%
State and municipal	439,896	456,726	32.6%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	277,230	282,036	20.1%
Commercial mortgage-backed securities	37,863	38,425	2.7%
Collateralized mortgage obligations:
PAC	7,760	7,946	0.6%
Sequentials	4,675	4,799	0.3%
Whole loan	1,149	1,197	0.1%
Total CMO	13,583	13,942	1.0%
Asset-backed securities:
Auto loans	45,312	45,533	3.2%
Equipment leases	6,672	6,685	0.5%
Home equity	505	520	0.0%
Credit card receivables	15,302	15,172	1.1%
Miscellaneous	110	122	0.0%
Total ABS	67,901	68,031	4.9%
Total mortgage-backed, CMOs and asset-backed	396,577	402,434	28.7%
Corporates
Investment grade	247,137	255,918	18.3%
Non-investment grade	110,187	115,194	8.2%
Total corporates	357,324	371,112	26.5%
Total fixed maturities	1,288,724	1,327,565	94.7%
Equity securities	66,905	73,820	5.3%
Total investments	$1,355,629	$1,401,384	100.0%

We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices. The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type at March 31, 2013:

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$97,293	$0	$0	$0	$0	$97,293	7.3%
State and municipal	50,243	291,645	114,838	0	0	456,726	34.4%
Mortgage-backed, asset-backed and CMO	388,925	9,524	3,986	0	0	402,434	30.3%
Corporates	0	14,704	129,128	112,085	115,194	371,112	28.0%
Total fair value	$536,461	$315,873	$247,951	$112,085	$115,194	$1,327,565	100.0%
% of total fair value	40.4%	23.8%	18.7%	8.4%	8.7%	100.0%
Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
The following table presents the credit rating and fair value of our residential mortgage-backed securities at March 31, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$275	$0	$0	$0	$0	$275	0.1%
2003	1,179	0	0	0	0	1,179	0.4%
2004	3,308	0	0	0	0	3,308	1.2%
2005	4,456	0	0	0	0	4,456	1.6%
2006	4,807	0	0	0	0	4,807	1.7%
2007	4,923	0	0	0	0	4,923	1.7%
2008	15,000	0	0	0	0	15,000	5.3%
2009	44,983	0	0	0	0	44,983	15.9%
2010	56,439	0	0	0	0	56,439	20.0%
2011	40,285	0	0	0	0	40,285	14.3%
2012	94,243	0	0	0	0	94,243	33.4%
2013	12,139	0	0	0	0	12,139	4.3%
Total fair value	$282,036	$0	$0	$0	$0	$282,036	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
All of the $282.0 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at March 31, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2004	$3,568	$0	$0	$0	$0	$3,568	9.3%
2005	12,460	0	0	0	0	12,460	32.4%
2006	15,838	0	0	0	0	15,838	41.2%
2007	2,024	0	0	0	0	2,024	5.3%
2008	0	790	0	0	0	790	2.1%
2010	2,066	0	0	0	0	2,066	5.4%
2012	1,679	0	0	0	0	1,679	4.4%
Total fair value	$37,635	$790	$0	$0	$0	$38,425	100.0%
% of total fair value	97.9%	2.1%	0.0%	0.0%	0.0%	100.0%
None of the $38.4 million of commercial mortgage-backed securities were issued by GSEs.
The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at March 31, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$758	$1,197	$0	$0	$0	$1,955	14.0%
2003	1,103	713	0	0	0	1,816	13.0%
2004	1,407	0	0	0	0	1,407	10.1%
2009	3,660	0	0	0	0	3,660	26.3%
2010	3,792	0	0	0	0	3,792	27.2%
2011	1,311	0	0	0	0	1,311	9.4%
Total fair value	$12,032	$1,910	$0	$0	$0	$13,942	100.0%
% of total fair value	86.3%	13.7%	0.0%	0.0%	0.0%	100.0%
Of the $13.9 million of collateralized mortgage obligations, $12.0 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at March 31, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$74	$0	$0	$0	$0	$74	0.1%
2003	5,599	0	0	0	0	5,599	8.2%
2004	5,004	0	0	0	0	5,004	7.4%
2008	5,015	0	0	0	0	5,015	7.4%
2010	1,793	839	0	0	0	2,632	3.9%
2011	9,483	0	0	0	0	9,483	13.9%
2012	30,254	3,965	3,986	0	0	38,205	56.2%
2013	0	2,019	0	0	0	2,019	3.0%
Total fair value	$57,222	$6,823	$3,986	$0	$0	$68,031	100.0%
% of total fair value	84.1%	10.0%	5.9%	0.0%	0.0%	100.0%
Our investment portfolio consists of $456.7 million of state and municipal bonds, of which $143.4 million are insured. Of the insured bonds, 46.2% are insured with MBIA, 27.5% with Assured Guaranty, 24.4% with AMBAC, 0.9% with Berkshire Hathaway and 1.0% are insured with XL Group.
The following table presents the credit rating and fair value of our state and municipal bond portfolio (in thousands) at March 31, 2013:

	Insured		Uninsured		Total
Rating	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$409	0.3%	$49,834	15.9%	$50,243	11.0%
AA+, AA, AA-	87,327	60.9%	204,318	65.2%	$291,645	63.9%
A+, A, A-	55,684	38.8%	59,153	18.9%	$114,838	25.1%
BBB+, BBB, BBB-	0	0.0%	0	0.0%	$0	0.0%
Total	$143,421	100.0%	$313,305	100.0%	$456,726	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at March 31, 2013 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$0	$39,289	$4,194	$0	$0	$43,483	9.5%
CA	0	29,765	10,082	0	0	$39,847	8.7%
TX	10,320	15,716	8,013	0	0	$34,049	7.5%
GA	6,873	10,005	8,444	0	0	$25,322	5.5%
FL	0	12,468	9,298	0	0	$21,766	4.8%
WA	1,053	17,920	1,774	0	0	$20,746	4.5%
UT	5,025	4,708	7,726	0	0	$17,459	3.8%
PA	1,308	14,767	0	0	0	$16,075	3.5%
VA	0	15,128	0	0	0	$15,128	3.3%
MD	6,886	7,774	0	0	0	$14,660	3.2%
All other states	18,779	124,107	65,305	0	0	$208,191	45.6%
Total fair value	$50,243	$291,645	$114,838	$0	$0	$456,726	100.0%
% of total fair value	11.0%	63.9%	25.1%	0.0%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at March 31, 2013 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
NY	$0	$8,650	$34,833	$0	$43,483	9.5%
CA	11,721	5,388	22,739	0	$39,847	8.7%
TX	0	12,836	21,212	0	$34,049	7.5%
GA	7,401	1,176	16,746	0	$25,322	5.5%
FL	2,958	0	11,767	7,041	$21,766	4.8%
WA	4,204	3,181	13,361	0	$20,746	4.5%
UT	5,025	0	12,434	0	$17,459	3.8%
PA	2,761	1,396	11,918	0	$16,075	3.5%
VA	0	3,542	11,586	0	$15,128	3.3%
MD	3,442	3,444	7,774	0	$14,660	3.2%
All other states	35,955	27,022	143,171	2,043	$208,191	45.6%
Total fair value	$73,466	$66,635	$307,541	$9,084	$456,726	100.0%
% of total fair value	16.1%	14.6%	67.3%	2.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at March 31, 2013 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$15,378	$0	$7,793	$11,662	$34,833	11.3%
CA	8,832	7,762	0	6,145	$22,739	7.4%
TX	15,176	1,085	2,974	1,978	$21,212	6.9%
GA	7,520	4,672	1,363	3,191	$16,746	5.4%
WA	1,344	9,190	0	2,826	$13,361	4.3%
IL	8,095	0	0	5,011	$13,106	4.3%
CO	5,685	0	7,345	0	$13,030	4.2%
IN	3,169	1,223	6,061	2,308	$12,761	4.1%
UT	0	7,726	0	4,708	$12,434	4.0%
PA	6,092	0	4,518	1,308	$11,918	3.9%
All other states	44,565	21,676	26,048	43,112	$135,401	44.0%
Total fair value	$115,857	$53,334	$56,102	$82,248	$307,541	100.0%
% of total fair value	37.7%	17.3%	18.2%	26.7%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at March 31, 2013 (in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$10,841	$78,160	$35,346	$15,376	$139,723	37.6%
Consumer, Non-cyclical	0	2,585	18,820	19,902	17,073	$58,380	15.7%
Energy	0	0	15,886	9,609	18,424	$43,920	11.8%
Communications	0	0	1,101	13,958	13,749	$28,807	7.8%
Industrial	0	0	4,708	6,320	16,796	$27,823	7.5%
Utilities	0	0	8,790	7,215	7,277	$23,283	6.3%
Consumer, Cyclical	0	1,278	1,663	5,315	13,150	$21,406	5.8%
Basic Materials	0	0	0	7,663	6,260	$13,923	3.8%
Technology	0	0	0	6,756	7,090	$13,846	3.7%
Total fair value	$0	$14,704	$129,128	$112,085	$115,194	$371,112	100.0%
% of total fair value	0.0%	4.0%	34.8%	30.2%	31.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in our investments in corporate fixed income securities at March 31, 2013 are $47.1 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$4,761	$10,258	$0	$0	$15,019	31.9%
Canada	0	0	8,513	2,402	2,759	$13,674	29.0%
Switzerland	0	0	4,730	0	0	$4,730	10.0%
Germany	0	0	4,023	0	0	$4,023	8.5%
Australia	0	0	3,732	0	0	$3,732	7.9%
France	0	2,106	1,005	0	0	$3,111	6.6%
Mexico	0	0	1,101	0	0	$1,101	2.3%
Cayman Islands	0	0	0	0	976	$976	2.1%
Aruba	0	0	763	0	0	$763	1.6%
Total fair value	$0	$6,866	$34,125	$2,402	$3,734	$47,128	100.0%
% of total fair value	0.0%	14.6%	72.4%	5.1%	7.9%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2013, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2012 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2012.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings nor have there been any material developments in our legal proceedings disclosed in our Form 10-K for the year ended December 31, 2012. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the Form 10-K for the year ended December 31, 2012.

ITEM 1A
Risk Factors
There have been no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2012. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2012.
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	8,100	$59.43	8,100	$54,038,875
February 1, 2013 - February 28, 2013	11,900	$57.77	11,900	53,351,080
March 1, 2013 - March 31, 2013	47,400	$56.97	47,400	50,649,064
Total	67,400	$57.41	67,400	$50,649,064

(a)	Average price paid per share excludes commissions.

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

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Furnished with this report, in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 9, 2013		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)