Form 10-Q
period 2013-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2013-08-08
CIK 1195933

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013 there were 11,496,098 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Earned premium	$331,215	$294,118	12.6%	$649,804	$571,266	13.7%
Net investment income	8,622	9,600	(10.2)%	16,960	19,346	(12.3)%
Net realized gains on investments[1]	794	2,166	(63.4)%	4,617	2,405	92.0%
Other income	73	98	(25.3)%	125	367	(66.0)%
Total revenues	340,704	305,983	11.3%	671,506	593,385	13.2%
Costs and Expenses:
Losses and loss adjustment expenses	257,079	230,907	11.3%	507,449	445,685	13.9%
Commissions and other underwriting expenses	66,986	60,863	10.1%	129,359	123,003	5.2%
Interest expense	3,460	2,703	28.0%	6,998	5,405	29.5%
Corporate general and administrative expenses	2,335	2,084	12.0%	4,072	4,100	(0.7)%
Other expenses	717	103	596.4%	1,394	347	302.1%
Total costs and expenses	330,575	296,660	11.4%	649,272	578,540	12.2%
Earnings before income taxes	10,129	9,323	8.6%	22,234	14,845	49.8%
Provision for income taxes	2,721	2,369	14.9%	6,164	3,597	71.3%
Net Earnings	$7,408	$6,954	6.5%	$16,070	$11,248	42.9%
Net Earnings per Common Share:
Basic	$0.65	$0.59	10.2%	$1.40	$0.96	45.8%
Diluted	0.64	0.58	10.3%	1.37	0.94	45.7%
Average Number of Common Shares:
Basic	11,448	11,709	(2.2)%	11,485	11,719	(2.0)%
Diluted	11,643	11,937	(2.5)%	11,698	11,993	(2.5)%
Cash Dividends per Common Share	$0.300	$0.225	33.3%	$0.600	$0.450	33.3%

[1]Net realized gains before impairment losses	$1,093	$2,584	(57.7)%	$4,988	$3,470	43.8%
Total other-than-temporary impairment (OTTI) losses	(486)	(418)	16.3%	(558)	(1,034)	(46.1)%
Non-credit portion in other comprehensive income	187	0	NM	187	1	NM
OTTI losses reclassified from other comprehensive income	0	0	0.0%	0	(32)	(100.0)%
Net impairment losses recognized in earnings	(299)	(418)	(28.4)%	(371)	(1,065)	(65.2)%
Total net realized gains on investments	$794	$2,166	(63.4)%	$4,617	$2,405	92.0%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net earnings	$7,408	$6,954	$16,070	$11,248
Other comprehensive income (loss) before tax:
Net change in postretirement benefit liability	50	(6)	100	(11)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(29,998)	3,455	(27,310)	10,118
Less: Reclassification adjustments for gains included in net income	(794)	(2,166)	(4,617)	(2,405)
Unrealized gains (losses) on investments, net	(30,792)	1,289	(31,928)	7,713
Other comprehensive income (loss), before tax	(30,742)	1,283	(31,828)	7,702
Income tax benefit (expense) related to components of other comprehensive income	10,760	(449)	11,140	(2,696)
Other comprehensive income (loss), net of tax	(19,982)	834	(20,688)	5,006
Comprehensive income (loss)	$(12,575)	$7,788	$(4,618)	$16,254

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,313,845 and $1,278,051)	$1,323,336	$1,321,828
Equity securities – at fair value (cost $64,604 and $69,992)	70,077	73,106
Short-term investments - at fair value (amortized cost $3,617 and $0)	3,616	0
Total investments	$1,397,029	$1,394,934
Cash and cash equivalents	115,861	165,182
Accrued investment income	12,784	11,926
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,499 and $16,124	456,447	427,156
Property and equipment, net of accumulated depreciation of $49,131 and $45,339	44,479	39,301
Prepaid reinsurance premium	3,548	2,637
Recoverables from reinsurers (includes $786 and $750 on paid losses and LAE)	14,606	14,428
Deferred policy acquisition costs	92,268	88,251
Current and deferred income taxes	30,931	25,798
Receivable for securities sold	5,399	48,467
Other assets	11,800	10,236
Goodwill	75,275	75,275
Total assets	$2,260,428	$2,303,593
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$612,004	$572,894
Unearned premium	581,795	538,142
Payable to reinsurers	0	137
Long-term debt (fair value $272,767 and $288,879)	275,000	275,000
Commissions payable	30,813	18,073
Payable for securities purchased	24,344	132,440
Other liabilities	97,802	110,665
Total liabilities	$1,621,759	$1,647,351
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,538,888 and 21,493,354 shares issued)	$21,589	$21,529
Additional paid-in capital	364,599	361,845
Retained earnings	675,341	666,199
Accumulated other comprehensive income, net of tax	9,163	29,851
Treasury stock, at cost (10,043,372 and 9,888,680 shares)	(432,022)	(423,181)
Total shareholders’ equity	$638,669	$656,242
Total liabilities and shareholders’ equity	$2,260,428	$2,303,593
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2011	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	—	—	11,248	—	—	11,248
Net change in postretirement benefit liability	—	—	—	(7)	—	(7)
Change in unrealized gain on investments	—	—	—	4,180	—	4,180
Change in non-credit component of impairment losses on fixed maturities	—	—	—	833	—	833
Comprehensive income						$16,254
Dividends paid to common shareholders	—	—	(5,300)	—	—	(5,300)
Shares issued and share-based compensation expense, including tax benefit	68	2,911	—	—	—	2,978
Acquisition of treasury stock	—	—	—	—	(8,562)	(8,562)
Balance at June 30, 2012	$21,425	$358,821	$658,371	$40,325	$(411,783)	$667,160
Net earnings	$—	$—	$13,072	$—	$—	$13,072
Net change in postretirement benefit liability	—	—	—	(959)	—	(959)
Change in unrealized gain on investments	—	—	—	(10,047)	—	(10,047)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	531	—	531
Comprehensive income						$2,597
Dividends paid to common shareholders	—	—	(5,244)	—	—	(5,244)
Shares issued and share-based compensation expense, including tax benefit	104	3,023	—	—	—	3,127
Acquisition of treasury stock	—	—	—	—	(11,398)	(11,398)
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	$—	$—	$16,070	$—	$—	$16,070
Net change in postretirement benefit liability				65		65
Change in unrealized gain on investments	—	—	—	(20,945)	—	(20,945)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	192	—	192
Comprehensive loss						$(4,618)
Dividends paid to common shareholders	—	—	(6,928)	—	—	(6,928)
Shares issued and share-based compensation expense, including tax benefit	60	2,754	—	—	—	2,814
Acquisition of treasury stock	—	—	—	—	(8,841)	(8,841)
Balance at June 30, 2013	$21,589	$364,599	$675,341	$9,163	$(432,022)	$638,669
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended June 30,
	2013	2012
Operating Activities:
Net earnings	$7,408	$6,954
Adjustments:
Depreciation	2,031	2,159
Amortization	5,091	2,353
Net realized gains on investments	(794)	(2,166)
Gain on disposal of property and equipment	(1)	(10)
Share-based compensation expense	1,446	968
Activity related to rabbi trust	(12)	(16)
Decrease (increase) in accrued investment income	(958)	505
Decrease (increase) in agents’ balances and premium receivable	9,676	8,159
Decrease (increase) in reinsurance receivables	240	1,104
Decrease (increase) in deferred policy acquisition costs	3,824	1,076
Decrease (increase) in other assets	2,681	(4,086)
Increase (decrease) in unpaid losses and loss adjustment expenses	15,203	16,942
Increase (decrease) in unearned premium	(10,861)	(5,502)
Increase (decrease) increase in payable to reinsurers	0	(185)
Increase (decrease) in other liabilities	2,913	5,948
Net cash provided by operating activities	37,889	34,201
Investing Activities:
Purchases of fixed maturities	(183,985)	(131,418)
Purchases of equity securities	(1,100)	0
Purchases of short-term investments	(3,616)	0
Purchases of property and equipment	(7,463)	(6,943)
Maturities and redemptions of fixed maturities	57,128	34,786
Proceeds from sale of fixed maturities	88,206	86,724
Proceeds from sale of equity securities	3,726	0
Net cash used in investing activities	(47,105)	(16,852)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	201	350
Principal payments under capital lease obligation	(145)	0
Acquisition of treasury stock	(5,167)	(7,037)
Dividends paid to shareholders	(3,453)	(2,644)
Net cash used in financing activities	(8,564)	(9,330)
Net (decrease) increase in cash and cash equivalents	(17,781)	8,020
Cash and cash equivalents at beginning of period	133,641	61,295
Cash and cash equivalents at end of period	$115,861	$69,314

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net earnings	$16,070	$11,248
Adjustments:
Depreciation	4,053	4,086
Amortization	9,714	4,556
Net realized gains on investments	(4,617)	(2,405)
Loss on disposal of property and equipment	0	15
Share-based compensation expense	2,087	2,146
Activity related to rabbi trust	25	35
Decrease (increase) in accrued investment income	(858)	(102)
Decrease (increase) in agents’ balances and premium receivable	(29,291)	(44,463)
Decrease (increase) in reinsurance receivables	(1,088)	(37)
Decrease (increase) in deferred policy acquisition costs	(4,017)	(9,959)
Decrease (increase) in other assets	4,478	(5,319)
Increase (decrease) in unpaid losses and loss adjustment expenses	39,110	35,469
Increase (decrease) in unearned premium	43,653	61,575
Increase (decrease) increase in payable to reinsurers	(137)	(45)
Increase (decrease) in other liabilities	205	(997)
Net cash provided by operating activities	79,386	55,803
Investing Activities:
Purchases of fixed maturities	(490,415)	(255,436)
Purchases of equity securities	(1,100)	0
Purchases of short-term investments	(3,616)	0
Purchases of property and equipment	(9,231)	(7,585)
Maturities and redemptions of fixed maturities	103,282	81,993
Proceeds from sale of fixed maturities	280,935	123,542
Proceeds from sale of equity securities	7,244	0
Net cash used in investing activities	(112,901)	(57,487)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	728	833
Principal payments under capital lease obligation	(449)	0
Acquisition of treasury stock	(9,157)	(8,303)
Dividends paid to shareholders	(6,928)	(5,300)
Net cash used in financing activities	(15,806)	(12,770)
Net decrease in cash and cash equivalents	(49,321)	(14,453)
Cash and cash equivalents at beginning of period	165,182	83,767
Cash and cash equivalents at end of period	$115,861	$69,314

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
INDEX TO NOTES

1.	Reporting and Accounting Policies	6.	Income Taxes

2.	Computation of Net Earnings Per Share	7.	Additional Information

3.	Fair Value	8.	Insurance Reserves

4.	Investments	9.	Commitments and Contingencies

5.	Long-Term Debt	10.	Accumulated Other Comprehensive Income

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
We have evaluated events that occurred after June 30, 2013 for recognition or disclosure in our financial statements and the notes to the financial statements.

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Computation of Net Earnings per Share

The following table illustrates our computations of basic and diluted net earnings per common share (in thousands, except per share figures):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net earnings	$7,408	$6,954	$16,070	$11,248
Average basic shares outstanding	11,448	11,709	11,485	11,719
Basic net earnings per share	$0.65	$0.59	$1.40	$0.96

Average basic shares outstanding	11,448	11,709	11,485	11,719
Restricted stock not yet vested	47	23	45	22
Dilutive effect of assumed option exercises	31	99	34	105
Dilutive effect of Performance Share Plan	117	106	135	148
Average diluted shares outstanding	11,643	11,937	11,698	11,993
Diluted net earnings per share	$0.64	$0.58	$1.37	$0.94

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 3 Fair Value
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis (in thousands):

	Fair Value
June 30, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$115,861	$0	$0	$115,861
Fixed maturity securities:
U.S. government	75,897	227	3,124	79,248
Government-sponsored entities	0	13,613	0	13,613
State and municipal	0	458,522	0	458,522
Mortgage-backed securities:
Residential	0	284,338	0	284,338
Commercial	0	38,828	0	38,828
Total mortgage-backed securities	$0	$323,166	$0	$323,166
Collateralized mortgage obligations	0	11,647	0	11,647
Asset-backed securities	0	63,833	0	63,833
Corporates	0	365,254	8,055	373,308
Total fixed maturities	$75,897	$1,236,260	$11,179	$1,323,336
Equity securities	70,077	0	0	70,077
Short-term investments	$3,616	$0	$0	$3,616
Total cash and investments	$265,451	$1,236,260	$11,179	$1,512,890
Percentage of total cash and investments	17.5%	81.7%	0.7%	100.0%

	Fair Value
December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,182	$0	$0	$165,182
Fixed maturity securities:
U.S. government	81,529	296	3,712	85,537
Government-sponsored entities	0	22,140	0	22,140
State and municipal	0	457,113	0	457,113
Mortgage-backed securities:
Residential	0	281,907	0	281,907
Commercial	0	13,768	0	13,768
Total mortgage-backed securities	$0	$295,675	$0	$295,675
Collateralized mortgage obligations	0	19,307	0	19,307
Asset-backed securities	0	79,257	0	79,257
Corporates	0	353,697	9,101	362,797
Total fixed maturities	$81,529	$1,227,486	$12,813	$1,321,828
Equity securities	73,106	0	0	73,106
Total cash and investments	$319,817	$1,227,486	$12,813	$1,560,116
Percentage of total cash and investments	20.5%	78.7%	0.8%	100.0%
We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $272.8 million and $288.9 million fair value of our long-term debt at June 30, 2013 and December 31, 2012, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust. Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

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
The following tables present the changes in the Level 3 fair value category (in thousands):

	Three months ended June 30, 2013
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,115	$0	$0	$0	$8,899	$0	$12,014
Total gains or (losses), unrealized or realized
Included in net earnings	(9)	0	0	0	350	0	341
Included in other comprehensive income	18	0	0	0	(216)	0	(198)
Settlements	0	0	0	0	(979)	0	(979)
Balance at end of period	$3,124	$0	$0	$0	$8,055	$0	$11,179

	Three months ended June 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,897	$0	$0	$499	$9,644	$0	$14,040
Total gains or (losses), unrealized or realized
Included in net earnings	(39)	(15)	0	0	181	0	128
Included in other comprehensive income	41	(16)	32	1	86	1	146
Purchases	0	0	7,156	0	0	1,360	8,516
Settlements	0	0	0	(14)	(915)	0	(929)
Transfers in	0	2,781	0	0	969	0	3,749
Balance at end of period	$3,899	$2,750	$7,188	$486	$9,966	$1,361	$25,651

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30, 2013
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,712	$0	$0	$0	$9,101	$0	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	(31)	0	0	0	472	0	441
Included in other comprehensive income	(71)	0	0	0	(321)	0	(393)
Settlements	(485)	0	0	0	(1,197)	0	(1,682)
Balance at end of period	$3,124	$0	$0	$0	$8,055	$0	$11,179

	Six months ended June 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$4,438	$0	$0	$509	$10,426	$0	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	(70)	(15)	0	0	62	0	(22)
Included in other comprehensive income	(13)	(16)	32	4	233	1	241
Purchases	0	0	7,156	0	0	1,360	8,516
Sales	0	0	0	0	(253)	0	(253)
Settlements	(456)	0	0	(26)	(1,268)	0	(1,751)
Transfers in	0	2,781	0	0	1,836	0	4,617
Transfers out	0	0	0	0	(1,070)	0	(1,070)
Balance at end of period	$3,899	$2,750	$7,188	$486	$9,966	$1,361	$25,651
Of the $11.2 million fair value of securities in Level 3 at June 30, 2013, which consists of 12 securities, we priced five based on non-binding broker quotes, four prices were provided by our unaffiliated money managers and one security, which is included in Level 3 because it is not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service. We manually calculated the remaining two securities, which have a combined fair value of $0.7 million.
Quantitative information about the significant unobservable inputs used in the fair value measurement of these manually priced securities at June 30, 2013 is as follows (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Value Used
Corporate bond	$0.1	Recovery rate[1]	Probability of default	100%
Corporate bond	0.6	Discounted cash flow	Comparable credit rating[2]	CCC
Total	$0.7

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

default would increase security valuation. A change in the credit rating assumption would change the yield spread associated with that bond, and thus the yield used in discounting the cash flows to arrive at the security’s valuation.
There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2013.
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

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$115,861	$115,861	$165,182	$165,182
Investments
Fixed maturities	1,323,336	1,323,336	1,321,828	1,321,828
Equity securities	70,077	70,077	73,106	73,106
Short-term	$3,616	$3,616	$0	$0
Total cash and investments	$1,512,890	$1,512,890	$1,560,116	$1,560,116
Liabilities:
Long-term debt	$275,000	$272,767	$275,000	$288,879

See Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2013 were $91.9 million and $288.2 million, respectively. The proceeds from sales of securities for the three and six months ended June 30, 2012 were $86.7 million and $123.5 million, respectively. The proceeds for the six months ended June 30, 2013 were net of $5.4 million of receivable for securities sold during the second quarter of 2013 that had not settled at June 30, 2013.
Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	June 30, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$78,253	$1,560	$(565)	$79,248	$0
Government-sponsored entities	13,332	280	0	13,613	0
State and municipal	449,547	11,251	(2,276)	458,522	(53)
Mortgage-backed securities:
Residential	287,232	2,658	(5,552)	284,338	(424)
Commercial	39,136	394	(702)	38,828	0
Total mortgage-backed securities	$326,368	$3,052	$(6,254)	$323,166	$(424)
Collateralized mortgage obligations	11,326	324	(4)	11,647	(193)
Asset-backed securities	63,993	121	(281)	63,833	(8)
Corporates	371,025	8,109	(5,826)	373,308	(637)
Total fixed maturities	$1,313,845	$24,697	$(15,206)	$1,323,336	$(1,316)
Equity securities	64,604	5,473	0	70,077	0
Short-term investments	3,617	0	0	3,616	0
Total	$1,382,065	$30,170	$(15,206)	$1,397,029	$(1,316)

	December 31, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$83,320	$2,225	$(8)	$85,537	$0
Government-sponsored entities	21,401	740	0	22,140	0
State and municipal	438,367	19,109	(364)	457,113	(53)
Mortgage-backed securities:
Residential	275,668	6,511	(272)	281,907	(292)
Commercial	13,023	749	(3)	13,768	0
Total mortgage-backed securities	$288,691	$7,259	$(275)	$295,675	$(292)
Collateralized mortgage obligations	18,847	469	(9)	19,307	(244)
Asset-backed securities	78,931	435	(109)	79,257	(51)
Corporates	348,494	14,807	(503)	362,797	(972)
Total fixed maturities	$1,278,051	$45,045	$(1,268)	$1,321,828	$(1,612)
Equity securities	69,992	3,115	0	73,106	0
Total	$1,348,042	$48,160	$(1,268)	$1,394,934	$(1,612)

(1) The total non-credit portion of OTTI recognized in Accumulated OCI reflecting the original non-credit loss at the time the credit impairment was determined.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
June 30, 2013
Fixed maturities:
U.S. government	13	$33,778	$(565)	1.6%	0	$0	$0	0.0%
Government-sponsored entities	0	0	0	0.0%	0	0	0	0.0%
State and municipal	58	118,593	(2,267)	1.9%	2	869	(9)	1.1%
Mortgage-backed securities:
Residential	167	204,532	(5,552)	2.6%	0	0	0	0.0%
Commercial	13	26,772	(698)	2.5%	2	235	(3)	1.5%
Total mortgage-backed securities	180	$231,304	$(6,250)	2.6%	2	$235	$(3)	1.5%
Collateralized mortgage obligations	3	641	(3)	0.4%	1	431	(1)	0.3%
Asset-backed securities	34	35,517	(280)	0.8%	2	84	(1)	1.5%
Corporates	145	170,693	(5,814)	3.3%	1	885	(12)	1.3%
Total fixed maturities	433	$590,527	$(15,179)	2.5%	8	$2,505	$(27)	1.1%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	1	3,616	0	0.0%	0	0	0	0.0%
Total	434	$594,143	$(15,179)	2.5%	8	$2,505	$(27)	1.1%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2012
Fixed maturities:
U.S. government	3	$11,758	$(8)	0.1%	0	$0	$0	0.0%
Government-sponsored entities	0	0	0	0.0%	0	0	0	0.0%
State and municipal	32	52,399	(364)	0.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	42	75,927	(272)	0.4%	0	0	0	0.0%
Commercial	1	73	0	0.6%	1	259	(3)	1.1%
Total mortgage-backed securities	43	$76,000	$(272)	0.4%	1	$259	$(3)	1.1%
Collateralized mortgage obligations	2	1,264	(9)	0.7%	0	0	0	0.0%
Asset-backed securities	6	11,941	(57)	0.5%	2	6,138	(52)	0.8%
Corporates	58	70,540	(503)	0.7%	0	0	0	0.0%
Total fixed maturities	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	June 30, 2013	December 31, 2012
Number of positions held with unrealized:
Gains	513	749
Losses	442	147
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	82%	81%
Losses that were investment grade	86%	86%
Percentage of fair value held with unrealized:
Gains that were investment grade	92%	92%
Losses that were investment grade	90%	93%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at June 30, 2013 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$502,170	$(12,491)	$(8,250)	$(4,020)	$(221)
Four months through six months	48,306	(1,365)	(1,077)	(288)	0
Seven months through nine months	43,667	(1,324)	(676)	(648)	0
Ten months through twelve months	73	0	0	0	0
Greater than twelve months	2,432	(27)	(27)	0	0
Total	$596,648	$(15,206)	$(10,029)	$(4,956)	$(221)
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Tax Effects	Net
Six months ended June 30, 2013
Unrealized holding gains (losses) on securities arising during the period	$(30,328)	$3,018	$9,558	$(17,751)
Realized (gains) losses on securities sold	(4,329)	(660)	1,746	(3,242)
Impairment loss recognized in earnings	371	0	(130)	241
Change in unrealized gains (losses) on marketable securities, net	$(34,286)	$2,358	$11,175	$(20,753)
Six months ended June 30, 2012
Unrealized holding gains (losses) on securities arising during the period	$7,053	$3,065	$(3,541)	$6,577
Realized (gains) losses on securities sold	(3,470)	0	1,214	(2,255)
Impairment loss recognized in earnings	1,065	0	(373)	692
Change in unrealized gains (losses) on marketable securities, net	$4,649	$3,065	$(2,700)	$5,014

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery of amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, we treat the entire amount of the impairment as a credit loss.

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	Six months ended June 30,
	2013	2012
Beginning balance	$487	$1,728
Additions for:
Newly impaired securities	48	9
Reductions for:
Securities sold and paid down	(164)	(296)
Securities that no longer have a non-credit component	0	(735)
Ending balance	$371	$706
The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2013, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$40,166	$869	$4,097	$45,133	$44,822
After one year through five years	390,059	157,525	6,685	554,270	543,201
After five years through ten years	136,052	153,831	1,594	291,477	290,646
After ten years	20,618	12,593	600	33,811	33,489
Mortgage-backed, asset-backed and collateralized mortgage obligations	130,433	268,213	0	398,645	401,687
Total	$717,328	$593,032	$12,976	$1,323,336	$1,313,845

Note 5 Long-Term Debt

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the June 30, 2013 fair value of $272.8 million using a 262 basis point spread to the ten-year U.S. Treasury Note of 2.487%.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At June 30, 2013, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Earnings before income taxes	$10,129	$9,323	$22,234	$14,845
Income taxes at statutory rates	$3,545	$3,263	$7,782	$5,196
Effect of:
Dividends-received deduction	(130)	(42)	(179)	(79)
Tax-exempt interest	(716)	(814)	(1,465)	(1,644)
Adjustment to valuation allowance	0	(80)	0	80
Other	22	41	27	44
Provision for income taxes	$2,721	$2,369	$6,164	$3,597
GAAP effective tax rate	26.9%	25.4%	27.7%	24.2%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income tax payments	$0	$5,000	$0	$5,000
Interest payments on debt	0	0	6,951	5,363
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $37.6 million and $45.4 million, respectively, at June 30, 2013 and December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at Beginning of Period
Unpaid losses on known claims	$218,835	$194,048	$205,589	$181,972
IBNR losses	223,898	179,343	218,552	177,645
LAE	154,068	140,539	148,753	135,787
Total unpaid losses and LAE	596,800	513,930	572,894	495,403
Reinsurance recoverables	(13,793)	(15,704)	(13,678)	(14,640)
Unpaid losses and LAE, net of reinsurance recoverables	583,008	498,226	559,215	480,764
Current Activity
Loss and LAE incurred:
Current accident year	255,650	229,014	506,149	443,882
Prior accident years	1,428	1,893	1,300	1,803
Total loss and LAE incurred	257,079	230,907	507,449	445,685
Loss and LAE payments:
Current accident year	(150,335)	(133,255)	(228,191)	(202,517)
Prior accident years	(91,567)	(78,804)	(240,290)	(206,858)
Total loss and LAE payments	(241,902)	(212,059)	(468,480)	(409,375)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	598,184	517,074	598,184	517,074
Add back reinsurance recoverables	13,819	13,798	13,819	13,798
Total unpaid losses and LAE	$612,004	$530,872	$612,004	$530,872
Unpaid losses on known claims	$222,138	$202,622	$222,138	$202,622
IBNR losses	232,546	182,630	232,546	182,630
LAE	157,320	145,620	157,320	145,620
Total unpaid losses and LAE	$612,004	$530,872	$612,004	$530,872

Note 9 Commitments and Contingencies
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows (in thousands):

	Three months ended June 30,
	2013			2012
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(918)	$321	$(596)	$513	$(180)	$334
Effect on other comprehensive income	50	(17)	32	(6)	2	(4)
Accumulated change in postretirement benefit liability, end of period	$(868)	$304	$(564)	$508	$(178)	$330

Accumulated unrealized gains on investments, net, beginning of period	$45,756	$(16,015)	$29,741	$60,242	$(21,085)	$39,158
Other comprehensive income before reclassification	(29,998)	10,499	(19,499)	3,455	(1,209)	2,246
Reclassification adjustment for other-than-temporary impairments included in net income	299	(105)	194	418	(146)	271
Reclassification adjustment for realized gains included in net income	(1,093)	382	(710)	(2,584)	904	(1,680)
Effect on other comprehensive income	(30,792)	10,777	(20,015)	1,289	(451)	837
Accumulated unrealized gains on investments, net, end of period	$14,964	$(5,237)	$9,727	$61,531	$(21,536)	$39,995

Accumulated other comprehensive income, beginning of period	$44,838	$(15,693)	$29,145	$60,756	$(21,265)	$39,491
Change in postretirement benefit liability	50	(17)	32	(6)	2	(4)
Change in unrealized gains on investments, net	(30,792)	10,777	(20,015)	1,289	(451)	837
Effect on other comprehensive income	(30,742)	10,760	(19,982)	1,283	(449)	834
Accumulated other comprehensive income, end of period	$14,096	$(4,934)	$9,163	$62,039	$(21,714)	$40,325

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30,
	2013			2012
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(967)	$339	$(629)	$519	$(182)	$337
Effect on other comprehensive income	100	(35)	65	(11)	4	(7)
Accumulated change in postretirement benefit liability, end of period	$(868)	$304	$(564)	$508	$(178)	$330

Accumulated unrealized gains on investments, net, beginning of period	$46,892	$(16,412)	$30,480	$53,817	$(18,836)	$34,981
Other comprehensive income before reclassification	(27,310)	9,559	(17,752)	10,118	(3,541)	6,577
Reclassification adjustment for other-than-temporary impairments included in net income	371	(130)	241	1,065	(373)	692
Reclassification adjustment for realized gains included in net income	(4,988)	1,746	(3,242)	(3,470)	1,215	(2,256)
Effect on other comprehensive income	(31,928)	11,175	(20,753)	7,713	(2,700)	5,014
Accumulated unrealized gains on investments, net, end of period	$14,964	$(5,237)	$9,727	$61,531	$(21,536)	$39,995

Accumulated other comprehensive income, beginning of period	$45,924	$(16,073)	$29,851	$54,336	$(19,018)	$35,319
Change in postretirement benefit liability	100	(35)	65	(11)	4	(7)
Change in unrealized gains on investments, net	(31,928)	11,175	(20,753)	7,713	(2,700)	5,014
Effect on other comprehensive income	(31,828)	11,140	(20,688)	7,702	(2,696)	5,006
Accumulated other comprehensive income, end of period	$14,096	$(4,934)	$9,163	$62,039	$(21,714)	$40,325

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than temporary impairments for credit losses), bodily injury loss cost trends, undesired business mix or risk profile for new business and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW
In the second quarter of 2013 our gross written premium grew 11.1%. The majority of this growth came from California and Florida, our two most profitable states. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended June 30, 2013 were $7.4 million and $0.64, respectively, compared to $7.0 million and $0.58, respectively, for the three months ended June 30, 2012. Net earnings and diluted earnings per share for the six months ended June 30, 2013 were $16.1 million and $1.37, respectively, compared to $11.2 million and $0.94, respectively, for the six months ended June 30, 2012. The increase in diluted earnings per share for the three and six months ended June 30, 2013 was primarily due to an increase in underwriting income.
Included in net earnings for the three months and six months ended June 30, 2013 were $0.9 million ($1.4 million pre-tax) and $0.8 million ($1.3 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves, primarily from bodily injury, property damage and personal injury protection coverages in the states of California and Florida related to accident year 2012. Included in net earnings for the three months and six months ended June 30, 2012 were $1.2 million ($1.9 million pre-tax) and $1.2 million ($1.8 million pre-tax), respectively, of unfavorable development on prior accident year loss and LAE reserves. The following table displays combined ratio results by accident year developed through June 30, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through						Prior Accident Year Favorable / (Unfavorable) Development		($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Mar 2012	Jun 2012	Sept 2012	Dec 2012	Mar 2013	June 2013	Q2 2013	YTD 2013	Q2 2013	YTD 2013
Prior									$(0.4)	$(0.2)
2005	87.8%	87.8%	87.8%	87.8%	87.7%	87.7%	0.0%	0.1%	0.0	0.6
2006	90.3%	90.3%	90.3%	90.4%	90.3%	90.3%	0.0%	0.1%	(0.1)	0.9
2007	92.5%	92.5%	92.5%	92.3%	92.2%	92.2%	0.0%	0.1%	0.0	1.5
2008	91.6%	91.5%	91.5%	91.6%	91.4%	91.4%	0.0%	0.2%	0.3	1.8
2009	92.7%	92.6%	92.6%	92.6%	92.4%	92.3%	0.1%	0.3%	1.3	2.8
2010	99.8%	99.6%	99.5%	99.5%	99.8%	99.7%	0.1%	(0.2)%	0.9	(1.9)
2011	97.9%	98.3%	98.9%	100.0%	100.5%	100.4%	0.0%	(0.4)%	0.5	(4.5)
2012	99.9%	99.2%	98.9%	99.3%	99.2%	99.5%	(0.3)%	(0.2)%	(3.9)	(2.3)
2013 YTD					98.2%	97.8%
									$(1.4)	$(1.3)
The improvement in the 2013 accident year combined ratio during the second quarter of 2013 was primarily due to favorable development on loss and LAE reserves from the first three months of 2013 from a reduction in the estimated frequency on bodily injury, property damage and collision coverages. See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended June 30, 2013 was $8.6 million compared to $9.6 million for the three months ended June 30, 2012. Pre-tax net investment income for the six months ended June 30, 2013 was $17.0 million compared to $19.3 million for the six months ended June 30, 2012. The decrease in pre-tax net investment income in both periods is a result of low and declining new market investment yields at which cash from maturing and prepaid securities was invested.
Our book value per share decreased 1.8% from $56.55 at December 31, 2012 to $55.56 at June 30, 2013. This decrease was primarily due to a decline in unrealized gains as a result of an increase in interest rates and shareholder dividends partially offset by earnings for the six months ended June 30, 2013.

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
We classify the states in which we operate into two categories:

•	“Focus States” – These states include Arizona, California, Florida, Georgia, Nevada, Pennsylvania and Texas.

•	“Other States” – Include all other states where we are maintaining our writings. We believe each state offers us an opportunity for underwriting profit.
We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended June 30,
	2013	2012	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$290,238	$258,224	$32,014	12.4%
Other States	7,006	8,872	(1,867)	(21.0)%
Total Personal Auto	297,243	267,096	30,147	11.3%
Commercial Vehicle	21,413	19,479	1,934	9.9%
Classic Collector	4,056	3,793	263	6.9%
Total gross written premium	322,712	290,368	32,345	11.1%
Ceded reinsurance	(2,535)	(1,987)	(548)	27.6%
Net written premium	320,177	288,380	31,797	11.0%
Change in unearned premium	11,037	5,737	5,300	92.4%
Net earned premium	$331,215	$294,118	$37,097	12.6%

	Six months ended June 30,
	2013	2012	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$633,359	$572,732	$60,627	10.6%
Other States	15,248	18,997	(3,749)	(19.7)%
Total Personal Auto	648,607	591,729	56,878	9.6%
Commercial Vehicle	42,671	38,264	4,407	11.5%
Classic Collector	6,777	6,285	492	7.8%
Total gross written premium	698,055	636,278	61,777	9.7%
Ceded reinsurance	(4,910)	(3,739)	(1,170)	31.3%
Net written premium	693,145	632,539	60,607	9.6%
Change in unearned premium	(43,342)	(61,272)	17,931	(29.3)%
Net earned premium	$649,804	$571,266	$78,537	13.7%

The following table summarizes our policies in force:

	At June 30,
	2013	2012	Change	% Change
Policies in Force
Personal Auto
Focus States	869,649	863,149	6,500	0.8%
Other States	25,123	30,734	(5,611)	(18.3)%
Total Personal Auto	894,772	893,883	889	0.1%
Commercial Vehicle	40,800	37,979	2,821	7.4%
Classic Collector	38,828	37,014	1,814	4.9%
Total policies in force	974,400	968,876	5,524	0.6%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium grew 11.1% and 9.7% during the second quarter and first six months of 2013, respectively, compared with the same periods of 2012. During the first six months of 2013, Infinity implemented rate revisions in various states with an overall rate increase of 2.6%. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 5.4%. Policies in force at June 30, 2013 increased 0.6% compared with the same period in 2012. Gross written premium grew more than policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.
During the second quarter and first six months of 2013, personal auto insurance gross written premium in our Focus States grew 12.4% and 10.6%, respectively, when compared with the same periods of 2012. The increase in gross written premium is primarily due to growth in California and Florida, which grew a combined 18.7% and 18.3% during the second quarter and first six months of 2013, respectively, as a result of improved retention, higher average premium and renewal business growth in Florida. The growth in California and Florida during the second quarter and first six months of 2013 was partially offset by declines in Arizona, Georgia and Texas. We have raised rates and tightened underwriting restrictions in Arizona, Georgia and Texas in order to improve their profitability.
Our Commercial Vehicle gross written premium grew 9.9% and 11.5% during the second quarter and first six months of 2013, respectively. This growth is primarily due to higher average premium and better retention for this product.
Gross written premium in our Classic Collector product grew 6.9% and 7.8% during the second quarter and first six months of 2013, respectively. This growth is primarily due to growth in renewal business and a shift toward policies offering broader coverage and higher average premium.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the statutory and GAAP combined ratios:

	Three months ended June 30,
	2013			2012			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.1%	17.7%	95.8%	79.1%	17.9%	97.0%	(1.0)%	(0.2)%	(1.2)%
Other States	73.8%	20.5%	94.3%	92.2%	21.3%	113.5%	(18.4)%	(0.8)%	(19.2)%
Total Personal Auto	78.0%	17.7%	95.7%	79.5%	18.0%	97.5%	(1.5)%	(0.2)%	(1.8)%
Commercial Vehicle	75.3%	17.2%	92.6%	62.2%	18.7%	80.8%	13.1%	(1.4)%	11.7%
Classic Collector	56.1%	32.6%	88.7%	75.2%	34.0%	109.2%	(19.1)%	(1.4)%	(20.5)%
Total statutory ratios	77.8%	17.9%	95.7%	78.6%	18.4%	97.0%	(0.8)%	(0.5)%	(1.3)%
Total statutory ratios excluding development	80.9%	17.9%	98.8%	79.5%	18.4%	97.9%	1.4%	(0.5)%	0.8%
GAAP ratios	77.6%	20.2%	97.8%	78.5%	20.7%	99.2%	(0.9)%	(0.5)%	(1.4)%
GAAP ratios excluding development	80.7%	20.2%	100.9%	79.4%	20.7%	100.1%	1.3%	(0.5)%	0.8%

	Six months ended June 30,
	2013			2012			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.9%	17.4%	96.3%	78.7%	18.7%	97.5%	0.2%	(1.3)%	(1.1)%
Other States	78.1%	21.4%	99.5%	80.5%	21.9%	102.5%	(2.5)%	(0.6)%	(3.0)%
Total Personal Auto	78.8%	17.5%	96.4%	78.8%	18.9%	97.6%	0.1%	(1.3)%	(1.2)%
Commercial Vehicle	73.0%	16.6%	89.6%	66.5%	18.1%	84.6%	6.5%	(1.5)%	5.0%
Classic Collector	49.0%	34.6%	83.5%	70.0%	37.2%	107.2%	(21.0)%	(2.6)%	(23.6)%
Total statutory ratios	78.2%	17.7%	95.9%	78.1%	19.1%	97.3%	0.1%	(1.5)%	(1.3)%
Total statutory ratios excluding development	78.0%	17.7%	95.7%	77.7%	19.1%	96.8%	0.3%	(1.5)%	(1.1)%
GAAP ratios	78.1%	19.9%	98.0%	78.0%	21.5%	99.5%	0.1%	(1.6)%	(1.5)%
GAAP ratios excluding development	77.9%	19.9%	97.8%	77.7%	21.5%	99.2%	0.2%	(1.6)%	(1.4)%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three and six months ended June 30, 2013 each decreased by 1.3 points from the same periods of 2012. The second quarter of 2013 included $1.4 million of unfavorable development on prior year loss and LAE reserves and $11.7 million in favorable development on loss and LAE reserves from the first three months of 2013. The first six months of 2013 included $1.3 million of unfavorable development on prior year loss and LAE reserves. The second quarter of 2012 included $1.9 million of unfavorable development on prior year loss and LAE reserves and $4.6 million in favorable development on loss and LAE reserves from the first three months of 2012. The first six months of 2012 included $1.8 million of unfavorable development on prior year loss and LAE reserves.

Excluding the effect of development from all periods, the statutory combined ratio increased by 0.8 points and decreased 1.1 points for the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012. The decrease in

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the first six months was due to a decline in the underwriting ratio. The underwriting ratio has declined primarily as a result of spreading fixed underwriting costs over a larger written premium base as well as a reduction in commission ratios.
The GAAP combined ratio for the three and six months ended June 30, 2013 decreased by 1.4 points and 1.5 points, respectively, from the same periods of 2012. Excluding the effect of development from all periods, the GAAP combined ratio increased by 0.8 points and decreased by 1.4 points for the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012. We expect the GAAP combined ratio, excluding reserve development, to be between 96.5% and 97.5% for the full year 2013.
Losses from catastrophes were $1.1 million and $1.7 million for the three and six months ended June 30, 2013, respectively, compared to $1.9 million and $2.1 million for the same periods of 2012.

The combined ratio in the Focus States decreased by 1.2 points and 1.1 points for the three and six months ended June 30, 2013, respectively. In the second quarter, the decline was due to improvement in the loss and LAE ratios in Arizona and Texas. In the first six months, the decline was primarily due to a decline in the underwriting ratio. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined. Also, the average commission ratios declined due to a shift in business mix from new to renewal, which pays lower commission rates.
The combined ratio in the Other States decreased by 19.2 points and 3.0 points, respectively, during the three and six months ended June 30, 2013 when compared to the same periods of 2012 primarily due to an overall decline in the loss and LAE ratio in these states.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,607	$9,856	$17,202	$19,943
Dividends on equity securities	625	200	858	378
Gross investment income	$9,232	$10,056	$18,060	$20,321
Investment expenses	(610)	(456)	(1,100)	(975)
Net investment income	$8,622	$9,600	$16,960	$19,346
Average investment balance, at cost	$1,489,599	$1,247,028	$1,495,490	$1,241,196
Annualized returns excluding realized gains and losses	2.3%	3.1%	2.3%	3.1%
Annualized returns including realized gains and losses	2.5%	3.8%	2.9%	3.5%
The annualized returns declined due to an increase in prepayment speeds on unamortized premiums and an increase in sales which resulted in reinvestments at lower rates.
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and six months ended June 30, 2013 declined compared to the same periods of 2012 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
In spite of the recent increase in market interest rates, the book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will continue to decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(299)	$807	$508	$(418)	$2,584	$2,166
Equities	0	286	286	0	0	0
Total	$(299)	$1,093	$794	$(418)	$2,584	$2,166

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(371)	$4,329	$3,958	$(1,065)	$3,470	$2,405
Equities	0	660	660	0	0	0
Total	$(371)	$4,988	$4,617	$(1,065)	$3,470	$2,405

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

Interest Expense
At June 30, 2013 we had outstanding $275.0 million of Senior Notes that accrue interest at 5.0% (the "5.0% Senior Notes"). At June 30, 2012 we had outstanding $195.0 million of Senior Notes that accrued interest at an effective yield of 5.55% (the "5.5% Senior Notes"). On October 17, 2012, we fully redeemed the 5.5% Senior Notes with proceeds from the issuance of the 5.0% Senior Notes. We recognized $3.5 million and $7.0 million of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three and six months ended June 30, 2013, respectively, compared to $2.7 million and $5.4 million for the same periods of 2012. Refer to Note 5 to the Consolidated Financial Statements for additional information on the Senior Notes.
Income Taxes
Our GAAP effective tax rates for the three and six months ended June 30, 2013 was 26.9% and 27.7% compared to 25.4% and 24.2% for the same periods of 2012. See Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of June 30, 2013, the holding company had $123.2 million of unrestricted cash and investments. In 2013, our insurance subsidiaries may pay us up to $60.8 million in ordinary dividends without prior regulatory approval.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.3 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $28.9 million and $81.2 million during the three and six months ended June 30, 2013, respectively, compared to positive operating cash flows of $31.4 million and $55.1 million during the three and six months ended June 30, 2012, respectively.
At June 30, 2013, we had outstanding $275 million principal of the 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At June 30, 2013 there were no borrowings outstanding under the credit agreement.
In June 2013, we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2013, we increased our quarterly dividend to $0.300 per share from $0.225 per share. At this current amount, our 2013 annualized dividend payments would be approximately $13.8 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. On November 6, 2012, our Board of Directors again increased the authority under this share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014. During the first quarter of 2013, we repurchased 67,400 shares at an average cost, excluding commissions, of $57.41. During the second quarter of 2013, we repurchased 79,500 shares at an average cost, excluding commissions, of 56.95. As of June 30, 2013, we had $46.1 million of authority remaining under this program.
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
Premium ceded under all reinsurance agreements for the three and six months ended June 30, 2013 was $2.5 million and $4.9 million, respectively, compared to $2.0 million and $3.7 million for the same periods of 2012.
Investments
Our consolidated investment portfolio at June 30, 2013 contained approximately $1.3 billion in fixed maturity securities, $70.1 million in equity securities and $3.6 million in short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2013, we had pre-tax net unrealized gains of $9.5 million on fixed maturities and pre-tax net unrealized gains of $5.5 million on equity securities. Combined, the pre-tax net unrealized gain declined by $31.9 million for the six months ended June 30, 2013. Substantially all of this decline occurred in the fixed portfolio, where the unrealized gain declined by $34.3 million due to a decline in market interest rates. The average option adjusted duration of our fixed maturity portfolio was 3.5 years at June 30, 2013.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 90.9% of our fixed maturity investments at June 30, 2013 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at June 30, 2013 was as follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$78,253	$79,248	5.7%
Government-sponsored entities	13,332	13,613	1.0%
Total U.S. government and agencies	91,586	92,861	6.6%
State and municipal	449,547	458,522	32.8%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	287,232	284,338	20.4%
Commercial mortgage-backed securities	39,136	38,828	2.8%
Collateralized mortgage obligations:
PAC	6,784	6,960	0.5%
Sequentials	3,601	3,706	0.3%
Whole loan	941	980	0.1%
Total CMO	11,326	11,647	0.8%
Asset-backed securities:
Auto loans	47,333	47,279	3.4%
Equipment leases	5,850	5,845	0.4%
Home equity	505	498	0.0%
Credit card receivables	10,195	10,092	0.7%
Miscellaneous	110	118	0.0%
Total ABS	63,993	63,833	4.6%
Total mortgage-backed, CMOs and asset-backed	401,687	398,645	28.5%
Corporates
Investment grade	251,682	253,053	18.1%
Non-investment grade	119,343	120,256	8.6%
Total corporates	371,025	373,308	26.7%
Total fixed maturities	1,313,845	1,323,336	94.7%
Equity securities	64,604	70,077	5.0%
Short-term investments	3,617	3,616	0.3%
Total investments	$1,382,065	$1,397,029	100.0%
We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices. The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type at June 30, 2013:

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$92,861	$0	$0	$0	$0	$92,861	7.0%
State and municipal	70,824	281,038	106,660	0	0	458,522	34.6%
Mortgage-backed, asset-backed and CMO	380,064	14,758	3,823	0	0	398,645	30.1%
Corporates	0	15,866	126,050	111,137	120,256	373,308	28.2%
Total fair value	$543,749	$311,662	$236,532	$111,137	$120,256	$1,323,336	100.0%
% of total fair value	41.1%	23.6%	17.9%	8.4%	9.1%	100.0%
Other than securities backed by the U.S. government or issued by its agencies, our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at June 30, 2013 (in thousands):

	Rating
State	AAA	AA	A	Total Fair Value	% of Total Exposure
NY	$239	$39,477	$0	$39,716	8.7%
CA	0	27,023	8,809	$35,833	7.8%
TX	11,250	13,882	7,827	$32,959	7.2%
GA	7,213	9,328	8,301	$24,843	5.4%
FL	0	15,051	9,141	$24,192	5.3%
WA	1,008	19,378	1,750	$22,135	4.8%
MD	14,195	7,550	0	$21,745	4.7%
VA	4,436	14,846	0	$19,282	4.2%
UT	4,878	4,609	7,594	$17,081	3.7%
PA	1,297	8,490	5,975	$15,762	3.4%
All other states	26,306	121,404	57,263	$204,973	44.7%
Total fair value	$70,824	$281,038	$106,660	$458,522	100.0%
% of total fair value	15.4%	61.3%	23.3%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at June 30, 2013 (in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
NY	$0	$8,473	$31,243	$0	$39,716	8.7%
CA	8,995	4,041	22,797	0	$35,833	7.8%
TX	0	12,262	20,698	0	$32,959	7.2%
GA	7,213	1,137	16,493	0	$24,843	5.4%
FL	2,919	0	14,367	6,906	$24,192	5.3%
WA	4,096	3,124	14,915	0	$22,135	4.8%
MD	7,854	6,341	7,550	0	$21,745	4.7%
VA	1,065	6,819	11,398	0	$19,282	4.2%
UT	4,878	0	12,203	0	$17,081	3.7%
PA	2,722	1,358	11,682	0	$15,762	3.4%
All other states	34,037	33,102	135,838	1,995	$204,973	44.7%
Total fair value	$73,780	$76,657	$299,184	$8,901	$458,522	100.0%
% of total fair value	16.1%	16.7%	65.2%	1.9%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at June 30, 2013 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$10,991	$0	$7,655	$12,596	$31,243	10.4%
CA	7,404	9,733	0	5,659	$22,797	7.6%
TX	14,821	1,070	2,869	1,938	$20,698	6.9%
GA	7,389	4,587	1,346	3,170	$16,493	5.5%
WA	1,279	10,878	0	2,758	$14,915	5.0%
FL	11,570	0	0	2,797	$14,367	4.8%
CO	5,606	0	7,185	0	$12,791	4.3%
IL	7,963	0	0	4,252	$12,214	4.1%
UT	0	7,594	0	4,609	$12,203	4.1%
PA	5,975	0	4,410	1,297	$11,682	3.9%
All other states	36,709	18,219	32,501	42,354	$129,782	43.4%
Total fair value	$109,708	$52,081	$55,966	$81,429	$299,184	100.0%
% of total fair value	36.7%	17.4%	18.7%	27.2%	100.0%
The following table presents the credit rating and fair value of our residential mortgage-backed securities at June 30, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	Total Fair Value	% of Total Exposure
2002	$272	$272	0.1%
2003	2,419	2,419	0.9%
2004	2,896	2,896	1.0%
2005	5,811	5,811	2.0%
2006	3,997	3,997	1.4%
2007	4,913	4,913	1.7%
2008	10,820	10,820	3.8%
2009	39,553	39,553	13.9%
2010	51,213	51,213	18.0%
2011	36,221	36,221	12.7%
2012	96,912	96,912	34.1%
2013	29,311	29,311	10.3%
Total fair value	$284,338	$284,338	100.0%
% of total fair value	100.0%	100.0%
All of the $284.3 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at June 30, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	Total Fair Value	% of Total Exposure
2004	$3,322	$0	$3,322	8.6%
2005	12,179	0	12,179	31.4%
2006	15,167	0	15,167	39.1%
2007	3,884	0	3,884	10.0%
2008	0	761	761	2.0%
2010	1,936	0	1,936	5.0%
2012	1,579	0	1,579	4.1%
Total fair value	$38,067	$761	$38,828	100.0%
% of total fair value	98.0%	2.0%	100.0%
Of the $38.8 million of commercial mortgage-backed securities, $0.6 million were issued by GSEs.
The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at June 30, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	Total Fair Value	% of Total Exposure
2002	$657	$980	$1,638	14.1%
2003	753	605	1,358	11.7%
2004	1,238	0	1,238	10.6%
2009	2,748	0	2,748	23.6%
2010	3,533	0	3,533	30.3%
2011	1,132	0	1,132	9.7%
Total fair value	$10,061	$1,585	$11,647	100.0%
% of total fair value	86.4%	13.6%	100.0%
Of the $11.6 million of collateralized mortgage obligations, $10.1 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at June 30, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	Total Fair Value	% of Total Exposure
2001	$70	$0	$0	$70	0.1%
2003	5,522	0	0	5,522	8.7%
2004	4,998	0	0	4,998	7.8%
2010	742	836	0	1,578	2.5%
2011	8,022	0	0	8,022	12.6%
2012	24,535	6,454	3,496	34,485	54.0%
2013	3,709	5,121	327	9,158	14.3%
Total fair value	$47,598	$12,412	$3,823	$63,833	100.0%
% of total fair value	74.6%	19.4%	6.0%	100.0%
The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at June 30, 2013 (in thousands):

	Rating
Industry Sector	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Basic Materials	$0	$0	$8,844	$5,547	$14,390	3.9%
Communications	0	0	13,654	14,701	$28,355	7.6%
Consumer, Cyclical	1,269	1,610	6,394	14,533	$23,806	6.4%
Consumer, Non-cyclical	2,526	16,972	13,560	17,031	$50,089	13.4%
Energy	1,684	16,527	9,522	17,718	$45,451	12.2%
Financial	10,386	77,835	38,488	17,450	$144,159	38.6%
Industrial	0	4,683	7,689	17,807	$30,178	8.1%
Technology	0	1,705	6,652	7,791	$16,149	4.3%
Utilities	0	6,718	6,334	7,679	$20,731	5.6%
Total fair value	$15,866	$126,050	$111,137	$120,256	$373,308	100.0%
% of total fair value	4.3%	33.8%	29.8%	32.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in our investments in corporate fixed income securities at June 30, 2013 are $39.8 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

	Rating
Issuer or Guarantor	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Aruba	$0	$752	$0	$0	$752	1.9%
Australia	0	964	0	0	$964	2.4%
Britain	4,719	9,154	0	0	$13,872	34.8%
Canada	0	10,171	3,041	2,657	$15,868	39.8%
Cayman Islands	0	0	0	650	$650	1.6%
France	2,083	985	0	0	$3,067	7.7%
Switzerland	0	4,651	0	0	$4,651	11.7%
Total fair value	$6,801	$26,676	$3,041	$3,307	$39,824	100.0%
% of total fair value	17.1%	67.0%	7.6%	8.3%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2013, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2012 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2012.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

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

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2013 - April 30, 2013	52,135	$56.25	44,500	$48,146,077
May 1, 2013 - May 31, 2013	12,300	$58.50	12,300	47,426,112
June 1, 2013 - June 30, 2013	22,857	$57.53	22,700	46,119,523
Total	87,292	$56.91	79,500	$46,119,523

(a)	Average price paid per share excludes commissions.

(b)
On November 6, 2012, our Board of Directors increased the authority under our current share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014 from December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 6
Exhibits
Exhibit 31.1 -     Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)
Exhibit 31.2 -     Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)
Exhibit 32 -    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 8, 2013		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)