Form 10-Q
period 2013-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2013-11-07
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013 there were 11,485,735 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Earned premium	$327,078	$301,463	8.5%	$976,882	$872,730	11.9%
Net investment income	8,141	9,018	(9.7)%	25,101	28,364	(11.5)%
Net realized (losses) gains on investments[1]	(546)	268	(303.4)%	4,072	2,673	52.3%
Gain on sale of subsidiary	0	2,922	(100.0)%	0	2,922	(100.0)%
Other income	289	63	358.9%	414	430	(3.8)%
Total revenues	334,963	313,734	6.8%	1,006,469	907,119	11.0%
Costs and Expenses:
Losses and loss adjustment expenses	255,240	238,261	7.1%	762,690	683,946	11.5%
Commissions and other underwriting expenses	64,325	63,353	1.5%	193,684	186,356	3.9%
Interest expense	3,458	3,199	8.1%	10,456	8,604	21.5%
Corporate general and administrative expenses	1,888	1,750	7.9%	5,960	5,850	1.9%
Other expenses	409	585	(30.1)%	1,802	931	93.5%
Total costs and expenses	325,320	307,148	5.9%	974,592	885,687	10.0%
Earnings before income taxes	9,643	6,586	46.4%	31,877	21,431	48.7%
Provision for income taxes	2,448	1,432	70.9%	8,612	5,029	71.2%
Net Earnings	$7,195	$5,154	39.6%	$23,265	$16,402	41.8%
Net Earnings per Common Share:
Basic	$0.63	$0.44	43.2%	$2.03	$1.40	45.0%
Diluted	0.62	0.43	44.2%	1.99	1.37	45.3%
Average Number of Common Shares:
Basic	11,421	11,631	(1.8)%	11,463	11,689	(1.9)%
Diluted	11,622	11,893	(2.3)%	11,670	11,959	(2.4)%
Cash Dividends per Common Share	$0.300	$0.225	33.3%	$0.900	$0.675	33.3%

[1]Net realized gains before impairment losses	$273	$479	(43.0)%	$5,262	$3,949	33.2%
Total other-than-temporary impairment (OTTI) losses	(1,547)	(211)	632.7%	(2,105)	(1,245)	69.1%
Non-credit portion in other comprehensive income	728	0	NM	915	1	NM
OTTI losses reclassified from other comprehensive income	0	0	0.0%	0	(32)	(100.0)%
Net impairment losses recognized in earnings	(819)	(211)	287.8%	(1,190)	(1,277)	(6.8)%
Total net realized (losses) gains on investments	$(546)	$268	(303.4)%	$4,072	$2,673	52.3%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net earnings	$7,195	$5,154	$23,265	$16,402
Other comprehensive income (loss) before tax:
Net change in postretirement benefit liability	50	(6)	150	(17)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	9,847	10,662	(17,463)	20,780
Less: Reclassification adjustments for (gains) losses included in net income	546	(268)	(4,072)	(2,673)
Unrealized gains (losses) on investments, net	10,393	10,394	(21,534)	18,107
Other comprehensive income (loss), before tax	10,443	10,388	(21,385)	18,090
Income tax benefit (expense) related to components of other comprehensive income	(3,655)	(3,636)	7,485	(6,332)
Other comprehensive income (loss), net of tax	6,788	6,752	(13,900)	11,759
Comprehensive income (loss)	$13,983	$11,907	$9,364	$28,161

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,358,436 and $1,278,051)	$1,372,887	$1,321,828
Equity securities – at fair value (cost $65,657 and $69,992)	76,561	73,106
Short-term investments - at fair value (amortized cost $4,068 and $0)	4,069	0
Total investments	$1,453,517	$1,394,934
Cash and cash equivalents	87,257	165,182
Accrued investment income	12,097	11,926
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,639 and $16,124	461,296	427,156
Property and equipment, net of accumulated depreciation of $50,685 and $45,339	48,078	39,301
Prepaid reinsurance premium	3,074	2,637
Recoverables from reinsurers (includes $112 and $750 on paid losses and LAE)	14,315	14,428
Deferred policy acquisition costs	91,234	88,251
Current and deferred income taxes	30,145	25,798
Receivable for securities sold	512	48,467
Other assets	11,583	10,236
Goodwill	75,275	75,275
Total assets	$2,288,385	$2,303,593
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$632,860	$572,894
Unearned premium	580,868	538,142
Payable to reinsurers	159	137
Long-term debt (fair value $284,004 and $288,879)	275,000	275,000
Commissions payable	17,912	18,073
Payable for securities purchased	10,737	132,440
Other liabilities	121,674	110,665
Total liabilities	$1,639,211	$1,647,351
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,567,688 and 21,493,354 shares issued)	$21,635	$21,529
Additional paid-in capital	366,698	361,845
Retained earnings	679,088	666,199
Accumulated other comprehensive income, net of tax	15,950	29,851
Treasury stock, at cost (10,076,872 and 9,888,680 shares)	(434,198)	(423,181)
Total shareholders’ equity	$649,174	$656,242
Total liabilities and shareholders’ equity	$2,288,385	$2,303,593
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2011	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	—	—	16,402	—	—	16,402
Net change in postretirement benefit liability	—	—	—	(11)	—	(11)
Change in unrealized gain on investments	—	—	—	10,784	—	10,784
Change in non-credit component of impairment losses on fixed maturities	—	—	—	986	—	986
Comprehensive income						$28,161
Dividends paid to common shareholders	—	—	(7,929)	—	—	(7,929)
Shares issued and share-based compensation expense, including tax benefit	98	3,947	—	—	—	4,045
Acquisition of treasury stock	—	—	—	—	(11,483)	(11,483)
Balance at September 30, 2012	$21,456	$359,858	$660,896	$47,077	$(414,704)	$674,584
Net earnings	$—	$—	$7,917	$—	$—	$7,917
Net change in postretirement benefit liability	—	—	—	(955)	—	(955)
Change in unrealized gain on investments	—	—	—	(16,650)	—	(16,650)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	378	—	378
Comprehensive loss						$(9,309)
Dividends paid to common shareholders	—	—	(2,615)	—	—	(2,615)
Shares issued and share-based compensation expense, including tax benefit	73	1,987	—	—	—	2,060
Acquisition of treasury stock	—	—	—	—	(8,478)	(8,478)
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	$—	$—	$23,265	$—	$—	$23,265
Net change in postretirement benefit liability				97		97
Change in unrealized gain on investments	—	—	—	(13,770)	—	(13,770)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(228)	—	(228)
Comprehensive income						$9,364
Dividends paid to common shareholders	—	—	(10,376)	—	—	(10,376)
Shares issued and share-based compensation expense, including tax benefit	106	4,854	—	—	—	4,960
Acquisition of treasury stock	—	—	—	—	(11,017)	(11,017)
Balance at September 30, 2013	$21,635	$366,698	$679,088	$15,950	$(434,198)	$649,174
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

(unaudited)

	Three months ended September 30,
	2013	2012
Operating Activities:
Net earnings	$7,195	$5,154
Adjustments:
Depreciation	2,259	2,356
Amortization	5,357	2,580
Net realized losses (gains) on investments	546	(268)
(Gain) loss on disposal of property and equipment	(121)	30
Gain on sale of subsidiary	0	(2,922)
Share-based compensation expense	956	671
Activity related to rabbi trust	50	37
Decrease (increase) in accrued investment income	687	101
Decrease (increase) in agents’ balances and premium receivable	(4,849)	(18,250)
Decrease (increase) in reinsurance receivables	765	(1,108)
Decrease (increase) in deferred policy acquisition costs	1,034	(2,463)
Decrease (increase) in other assets	(2,635)	(2,685)
Increase (decrease) in unpaid losses and loss adjustment expenses	20,857	13,446
Increase (decrease) in unearned premium	(927)	21,645
Increase (decrease) in payable to reinsurers	159	0
Increase (decrease) in other liabilities	11,000	(1,099)
Net cash provided by operating activities	42,334	17,225
Investing Activities:
Purchases of fixed maturities	(148,160)	(89,084)
Purchases of equity securities	(1,000)	0
Purchases of short-term investments	(575)	0
Purchases of property and equipment	(5,908)	(944)
Maturities and redemptions of fixed maturities	46,100	62,178
Proceeds from sale of fixed maturities	42,909	9,968
Proceeds from sale of short-term investments	125	0
Proceeds from sale of property and equipment	171	11
Net cash used in investing activities	(66,338)	(17,872)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	1,189	396
Proceeds from issuance of bonds	0	273,213
Principal payments under capital lease obligation	(133)	0
Increase in restricted cash related to planned redemption of debt	0	(209,879)
Acquisition of treasury stock	(2,208)	(3,194)
Dividends paid to shareholders	(3,448)	(2,629)
Net cash (used in) provided by financing activities	(4,600)	57,906
Net (decrease) increase in cash and cash equivalents	(28,604)	57,260
Cash and cash equivalents at beginning of period	115,861	69,314
Cash and cash equivalents at end of period	$87,257	$126,574

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

(unaudited)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net earnings	$23,265	$16,402
Adjustments:
Depreciation	6,312	6,442
Amortization	15,072	7,137
Net realized gains on investments	(4,072)	(2,673)
(Gain) loss on disposal of property and equipment	(120)	44
Gain on sale of subsidiary	0	(2,922)
Share-based compensation expense	3,043	2,817
Activity related to rabbi trust	75	72
Decrease (increase) in accrued investment income	(171)	(1)
Decrease (increase) in agents’ balances and premium receivable	(34,140)	(62,713)
Decrease (increase) in reinsurance receivables	(323)	(1,145)
Decrease (increase) in deferred policy acquisition costs	(2,983)	(12,421)
Decrease (increase) in other assets	1,842	(8,004)
Increase (decrease) in unpaid losses and loss adjustment expenses	59,966	48,915
Increase (decrease) in unearned premium	42,726	83,220
Increase (decrease) in payable to reinsurers	23	(45)
Increase (decrease) in other liabilities	11,205	(2,096)
Net cash provided by operating activities	121,720	73,029
Investing Activities:
Purchases of fixed maturities	(638,575)	(344,520)
Purchases of equity securities	(2,100)	0
Purchases of short-term investments	(4,191)	0
Purchases of property and equipment	(15,139)	(8,529)
Maturities and redemptions of fixed maturities	149,382	144,171
Proceeds from sale of fixed maturities	323,845	133,510
Proceeds from sale of equity securities	7,244	0
Proceeds from sale of short-term investments	125	0
Proceeds from sale of property and equipment	171	11
Net cash used in investing activities	(179,239)	(75,359)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	1,917	1,229
Proceeds from issuance of bonds	0	273,213
Principal payments under capital lease obligation	(582)	0
Increase in restricted cash related to planned redemption of debt	0	(209,879)
Acquisition of treasury stock	(11,365)	(11,497)
Dividends paid to shareholders	(10,376)	(7,929)
Net cash (used in) provided by financing activities	(20,406)	45,136
Net (decrease) increase in cash and cash equivalents	(77,925)	42,807
Cash and cash equivalents at beginning of period	165,182	83,767
Cash and cash equivalents at end of period	$87,257	$126,574
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
We have evaluated events that occurred after September 30, 2013 for recognition or disclosure in our financial statements and the notes to the financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net earnings	$7,195	$5,154	$23,265	$16,402
Average basic shares outstanding	11,421	11,631	11,463	11,689
Basic net earnings per share	$0.63	$0.44	$2.03	$1.40

Average basic shares outstanding	11,421	11,631	11,463	11,689
Restricted stock not yet vested	49	32	44	25
Dilutive effect of assumed option exercises	26	101	31	103
Dilutive effect of Performance Share Plan	127	129	132	141
Average diluted shares outstanding	11,622	11,893	11,670	11,959
Diluted net earnings per share	$0.62	$0.43	$1.99	$1.37

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis (in thousands):

	Fair Value
September 30, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$87,257	$0	$0	$87,257
Fixed maturity securities:
U.S. government	76,015	177	2,942	79,134
Government-sponsored entities	0	8,530	0	8,530
State and municipal	0	472,106	0	472,106
Mortgage-backed securities:
Residential	0	292,586	0	292,586
Commercial	0	37,593	0	37,593
Total mortgage-backed securities	$0	$330,180	$0	$330,180
Collateralized mortgage obligations	0	9,920	0	9,920
Asset-backed securities	0	83,857	0	83,857
Corporates	0	381,302	7,858	389,160
Total fixed maturities	$76,015	$1,286,072	$10,800	$1,372,887
Equity securities	76,561	0	0	76,561
Short-term investments	4,069	0	0	4,069
Total cash and investments	$243,902	$1,286,072	$10,800	$1,540,774
Percentage of total cash and investments	15.8%	83.5%	0.7%	100.0%

	Fair Value
December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,182	$0	$0	$165,182
Fixed maturity securities:
U.S. government	81,529	296	3,712	85,537
Government-sponsored entities	0	22,140	0	22,140
State and municipal	0	457,113	0	457,113
Mortgage-backed securities:
Residential	0	281,907	0	281,907
Commercial	0	13,768	0	13,768
Total mortgage-backed securities	$0	$295,675	$0	$295,675
Collateralized mortgage obligations	0	19,307	0	19,307
Asset-backed securities	0	79,257	0	79,257
Corporates	0	353,697	9,101	362,797
Total fixed maturities	$81,529	$1,227,486	$12,813	$1,321,828
Equity securities	73,106	0	0	73,106
Total cash and investments	$319,817	$1,227,486	$12,813	$1,560,116
Percentage of total cash and investments	20.5%	78.7%	0.8%	100.0%
We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $284.0 million and $288.9 million fair value of our long-term debt at September 30, 2013 and December 31, 2012, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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
The following tables present the progression in the Level 3 fair value category (in thousands):

	Three months ended September 30, 2013
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,124	$0	$0	$0	$8,055	$0	$11,179
Total gains or (losses), unrealized or realized
Included in net earnings	(7)	0	0	0	22	0	15
Included in other comprehensive income	(66)	0	0	0	(72)	0	(138)
Settlements	(109)	0	0	0	(147)	0	(255)
Balance at end of period	$2,942	$0	$0	$0	$7,858	$0	$10,800

	Three months ended September 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,899	$2,750	$7,188	$486	$9,966	$1,361	$25,651
Total gains or (losses), unrealized or realized
Included in net earnings	(1)	(1)	0	(75)	61	0	(16)
Included in other comprehensive income	(22)	30	0	89	(32)	0	65
Purchases	0	4,002	0	0	0	2,645	6,647
Sales	0	0	0	(483)	(1)	0	(485)
Settlements	(141)	(2,750)	0	(18)	(129)	0	(3,039)
Transfers in	0	0	0	0	1,053	0	1,053
Transfers out	0	0	(7,188)	0	0	(1,361)	(8,549)
Balance at end of period	$3,735	$4,031	$0	$0	$10,918	$2,645	$21,329

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30, 2013
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$3,712	$0	$0	$0	$9,101	$0	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	(39)	0	0	0	494	0	455
Included in other comprehensive income	(137)	0	0	0	(393)	0	(530)
Settlements	(594)	0	0	0	(1,343)	0	(1,938)
Balance at end of period	$2,942	$0	$0	$0	$7,858	$0	$10,800

	Nine months ended September 30, 2012
	U.S. Government	State and Municipal	Mortgage- Backed Securities	Collateralized Mortgage Obligations	Corporates	ABS	Total
Balance at beginning of period	$4,438	$0	$0	$509	$10,426	$0	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	(71)	(15)	0	(74)	123	0	(38)
Included in other comprehensive income	(35)	14	32	93	201	1	306
Purchases	0	4,002	7,156	0	0	4,005	15,163
Sales	0	0	0	(483)	(254)	0	(737)
Settlements	(597)	(2,750)	0	(44)	(1,398)	0	(4,789)
Transfers in	0	2,781	0	0	2,889	0	5,670
Transfers out	0	0	(7,188)	0	(1,070)	(1,361)	(9,619)
Balance at end of period	$3,735	$4,031	$0	$0	$10,918	$2,645	$21,329
Of the $10.8 million fair value of securities in Level 3 at September 30, 2013, which consists of 11 securities, we priced six based on non-binding broker quotes, two prices were provided by our unaffiliated money managers and one security, which was included in Level 3 because it was not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service. We manually calculated the remaining two securities, which have a combined fair value of $0.7 million.
Quantitative information about the significant unobservable inputs used in the fair value measurement of these manually priced securities at September 30, 2013 is as follows (in millions):

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
There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2013. We transfered $8.5 million and $9.6 million of securities from Level 3 to Level 2 during the three and nine months ended September 30, 2012, respectively, because we obtained a price for those securities from a nationally recognized pricing service.
The gains or losses included in net earnings are included in the line item "Net realized (losses) gains on investments" in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item "Unrealized gains (losses) on investments, net" in the Consolidated Statements of Comprehensive Income and the line item "Change in unrealized gain on investments" or the line item "Change in non-credit component of impairment losses on fixed maturities" in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$87,257	$87,257	$165,182	$165,182
Investments
Fixed maturities	1,372,887	1,372,887	1,321,828	1,321,828
Equity securities	76,561	76,561	73,106	73,106
Short-term	$4,069	$4,069	$0	$0
Total cash and investments	$1,540,774	$1,540,774	$1,560,116	$1,560,116
Liabilities:
Long-term debt	$275,000	$284,004	$275,000	$288,879

See Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2013 were $43.0 million and $331.2 million, respectively. The proceeds from sales of securities for the three and nine months ended September 30, 2012 were $10.0 million and $133.5 million, respectively. The proceeds for the nine months ended September 30, 2013 were net of $0.5 million of receivable for securities sold during the third quarter of 2013 that had not settled at September 30, 2013.
Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	September 30, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$78,080	$1,471	$(418)	$79,134	$0
Government-sponsored entities	8,325	205	0	8,530	0
State and municipal	462,758	11,163	(1,814)	472,106	(36)
Mortgage-backed securities:
Residential	293,623	3,171	(4,208)	292,586	(1,049)
Commercial	37,927	339	(673)	37,593	0
Total mortgage-backed securities	$331,550	$3,510	$(4,880)	$330,180	$(1,049)
Collateralized mortgage obligations	9,624	299	(3)	9,920	(166)
Asset-backed securities	83,813	191	(147)	83,857	(60)
Corporates	384,286	9,145	(4,271)	389,160	(652)
Total fixed maturities	$1,358,436	$25,985	$(11,533)	$1,372,887	$(1,962)
Equity securities	65,657	10,904	0	76,561	0
Short-term investments	4,068	1	0	4,069	0
Total	$1,428,160	$36,891	$(11,533)	$1,453,517	$(1,962)

	December 31, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$83,320	$2,225	$(8)	$85,537	$0
Government-sponsored entities	21,401	740	0	22,140	0
State and municipal	438,367	19,109	(364)	457,113	(53)
Mortgage-backed securities:
Residential	275,668	6,511	(272)	281,907	(292)
Commercial	13,023	749	(3)	13,768	0
Total mortgage-backed securities	$288,691	$7,259	$(275)	$295,675	$(292)
Collateralized mortgage obligations	18,847	469	(9)	19,307	(244)
Asset-backed securities	78,931	435	(109)	79,257	(51)
Corporates	348,494	14,807	(503)	362,797	(972)
Total fixed maturities	$1,278,051	$45,045	$(1,268)	$1,321,828	$(1,612)
Equity securities	69,992	3,115	0	73,106	0
Total	$1,348,042	$48,160	$(1,268)	$1,394,934	$(1,612)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
September 30, 2013
Fixed maturities:
U.S. government	9	$30,060	$(418)	1.4%	0	$0	$0	0.0%
Government-sponsored entities	0	0	0	0.0%	0	0	0	0.0%
State and municipal	49	99,437	(1,814)	1.8%	1	598	(1)	0.1%
Mortgage-backed securities:
Residential	166	180,786	(3,916)	2.1%	5	6,106	(292)	4.6%
Commercial	14	28,804	(673)	2.3%	0	0	0	0.0%
Total mortgage-backed securities	180	$209,591	$(4,589)	2.1%	5	$6,106	$(292)	4.6%
Collateralized mortgage obligations	4	479	(2)	0.5%	1	316	(1)	0.2%
Asset-backed securities	21	18,360	(96)	0.5%	1	5,043	(51)	1.0%
Corporates	119	141,612	(4,244)	2.9%	1	863	(27)	3.1%
Total fixed maturities	382	$499,538	$(11,162)	2.2%	9	$12,925	$(372)	2.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	382	$499,538	$(11,162)	2.2%	9	$12,925	$(372)	2.8%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2012
Fixed maturities:
U.S. government	3	$11,758	$(8)	0.1%	0	$0	$0	0.0%
Government-sponsored entities	0	0	0	0.0%	0	0	0	0.0%
State and municipal	32	52,399	(364)	0.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	42	75,927	(272)	0.4%	0	0	0	0.0%
Commercial	1	73	0	0.6%	1	259	(3)	1.1%
Total mortgage-backed securities	43	$76,000	$(272)	0.4%	1	$259	$(3)	1.1%
Collateralized mortgage obligations	2	1,264	(9)	0.7%	0	0	0	0.0%
Asset-backed securities	6	11,941	(57)	0.5%	2	6,138	(52)	0.8%
Corporates	58	70,540	(503)	0.7%	0	0	0	0.0%
Total fixed maturities	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	September 30, 2013	December 31, 2012
Number of positions held with unrealized:
Gains	630	749
Losses	391	147
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	84%	81%
Losses that were investment grade	87%	86%
Percentage of fair value held with unrealized:
Gains that were investment grade	91%	92%
Losses that were investment grade	91%	93%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at September 30, 2013 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$45,222	$(287)	$(287)	$0	$0
Four months through six months	382,813	(9,210)	(6,680)	(2,497)	(33)
Seven months through nine months	44,195	(1,040)	(747)	(293)	0
Ten months through twelve months	38,458	(967)	(545)	(422)	0
Greater than twelve months	1,777	(29)	(29)	0	0
Total	$512,464	$(11,533)	$(8,288)	$(3,212)	$(33)
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Nine months ended September 30, 2013
Unrealized holding gains (losses) on securities arising during the period	$(25,913)	$8,449	$1	$6,112	$(11,351)
Realized (gains) losses on securities sold	(4,602)	(660)	0	1,842	(3,420)
Impairment loss recognized in earnings	1,190	0	0	(416)	773
Change in unrealized gains (losses) on marketable securities, net	$(29,325)	$7,790	$1	$7,537	$(13,997)
Nine months ended September 30, 2012
Unrealized holding gains (losses) on securities arising during the period	$15,466	$5,314	$0	$(7,273)	$13,507
Realized (gains) losses on securities sold	(3,949)	0	0	1,382	(2,567)
Impairment loss recognized in earnings(1)	1,277	0	0	(447)	830
Change in unrealized gains (losses) on marketable securities, net	$12,793	$5,314	$0	$(6,338)	$11,770
(1) Tax excludes valuation reserve

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery of amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors ("non-credit component"). The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, we treat the entire amount of the impairment as a credit loss.

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	Nine months ended September 30,
	2013	2012
Beginning balance	$487	$1,728
Additions for:
Newly impaired securities	541	9
Reductions for:
Securities sold and paid down	(189)	(362)
Securities that no longer have a non-credit component	0	(735)
Ending balance	$839	$640
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2013, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$49,037	$1,633	$97	$50,767	$51,318
After one year through five years	452,040	138,471	2,103	592,613	492,994
After five years through ten years	156,419	122,724	630	279,772	369,437
After ten years	15,435	9,742	600	25,777	19,700
Mortgage-backed, asset-backed and collateralized mortgage obligations	179,883	239,894	4,180	423,957	424,986
Total	$852,814	$512,464	$7,609	$1,372,887	$1,358,436

Note 5 Long-Term Debt

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the September 30, 2013 fair value of $284.0 million using a 194 basis point spread to the ten-year U.S. Treasury Note of 2.611%.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At September 30, 2013, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Earnings before income taxes	$9,643	$6,586	$31,877	$21,431
Income taxes at statutory rates	$3,375	$2,305	$11,157	$7,501
Effect of:
Dividends-received deduction	(70)	(44)	(249)	(123)
Tax-exempt interest	(664)	(824)	(2,129)	(2,468)
Adjustment to valuation allowance	0	36	0	117
Other	(193)	(42)	(166)	3
Provision for income taxes	$2,448	$1,432	$8,612	$5,029
GAAP effective tax rate	25.4%	21.7%	27.0%	23.5%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income tax payments	$5,100	$4,000	$5,100	$9,000
Interest payments on debt	6,875	5,363	13,826	10,725
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $55.0 million and $45.4 million, respectively, at September 30, 2013 and December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at Beginning of Period
Unpaid losses on known claims	$222,138	$202,622	$205,589	$181,972
IBNR losses	232,546	182,630	218,552	177,645
LAE	157,320	145,620	148,753	135,787
Total unpaid losses and LAE	612,004	530,872	572,894	495,403
Reinsurance recoverables	(13,819)	(13,798)	(13,678)	(14,640)
Unpaid losses and LAE, net of reinsurance recoverables	598,184	517,074	559,215	480,764
Current Activity
Loss and LAE incurred:
Current accident year	254,381	232,940	760,530	676,822
Prior accident years	859	5,321	2,160	7,124
Total loss and LAE incurred	255,240	238,261	762,690	683,946
Loss and LAE payments:
Current accident year	(171,924)	(165,714)	(400,114)	(368,230)
Prior accident years	(62,844)	(59,864)	(303,133)	(266,722)
Total loss and LAE payments	(234,767)	(225,578)	(703,248)	(634,953)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	618,658	529,757	618,658	529,757
Add back reinsurance recoverables	14,203	14,561	14,203	14,561
Total unpaid losses and LAE	$632,860	$544,318	$632,860	$544,318
Unpaid losses on known claims	$219,330	$201,804	$219,330	$201,804
IBNR losses	249,213	193,959	249,213	193,959
LAE	164,317	148,556	164,317	148,556
Total unpaid losses and LAE	$632,860	$544,318	$632,860	$544,318

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2012 were the primary sources of the $0.9 million and $2.2 million of unfavorable reserve development during the three and nine months ended September 30, 2013, respectively.

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2011 were the primary sources of the $5.3 million and $7.1 million of unfavorable reserve development during the three and nine months ended September 30, 2012, respectively.

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

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows (in thousands):

	Three months ended September 30,
	2013			2012
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(868)	$304	$(564)	$508	$(178)	$330
Effect on other comprehensive income	50	(17)	32	(6)	2	(4)
Accumulated change in postretirement benefit liability, end of period	$(818)	$286	$(532)	$502	$(176)	$326

Accumulated unrealized gains on investments, net, beginning of period	$14,964	$(5,237)	$9,727	$61,531	$(21,536)	$39,995
Other comprehensive income before reclassification	9,847	(3,447)	6,401	10,662	(3,732)	6,930
Reclassification adjustment for other-than-temporary impairments included in net income	819	(287)	532	211	(74)	137
Reclassification adjustment for realized gains included in net income	(273)	96	(178)	(479)	168	(312)
Effect on other comprehensive income	10,393	(3,638)	6,756	10,394	(3,638)	6,756
Accumulated unrealized gains on investments, net, end of period	$25,357	$(8,875)	$16,482	$71,925	$(25,174)	$46,751

Accumulated other comprehensive income, beginning of period	$14,096	$(4,934)	$9,163	$62,039	$(21,714)	$40,325
Change in postretirement benefit liability	50	(17)	32	(6)	2	(4)
Change in unrealized gains on investments, net	10,393	(3,638)	6,756	10,394	(3,638)	6,756
Effect on other comprehensive income	10,443	(3,655)	6,788	10,388	(3,636)	6,752
Accumulated other comprehensive income, end of period	$24,539	$(8,589)	$15,950	$72,427	$(25,349)	$47,077

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30,
	2013			2012
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(967)	$339	$(629)	$519	$(182)	$337
Effect on other comprehensive income	150	(52)	97	(17)	6	(11)
Accumulated change in postretirement benefit liability, end of period	$(818)	$286	$(532)	$502	$(176)	$326

Accumulated unrealized gains on investments, net, beginning of period	$46,892	$(16,412)	$30,480	$53,817	$(18,836)	$34,981
Other comprehensive income before reclassification	(17,463)	6,112	(11,351)	20,780	(7,273)	13,507
Reclassification adjustment for other-than-temporary impairments included in net income	1,190	(416)	774	1,277	(447)	830
Reclassification adjustment for realized gains included in net income	(5,262)	1,842	(3,420)	(3,949)	1,382	(2,567)
Effect on other comprehensive income	(21,534)	7,537	(13,997)	18,107	(6,337)	11,770
Accumulated unrealized gains on investments, net, end of period	$25,357	$(8,875)	$16,482	$71,925	$(25,174)	$46,751

Accumulated other comprehensive income, beginning of period	$45,924	$(16,073)	$29,851	$54,336	$(19,018)	$35,319
Change in postretirement benefit liability	150	(52)	97	(17)	6	(11)
Change in unrealized gains on investments, net	(21,534)	7,537	(13,997)	18,107	(6,337)	11,770
Effect on other comprehensive income	(21,385)	7,485	(13,900)	18,090	(6,332)	11,759
Accumulated other comprehensive income, end of period	$24,539	$(8,589)	$15,950	$72,427	$(25,349)	$47,077

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

OVERVIEW
In the third quarter of 2013 our gross written premium grew 1.1%. The majority of this growth came from Florida, one of our most profitable states. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended September 30, 2013 were $7.2 million and $0.62, respectively, compared to $5.2 million and $0.43, respectively, for the three months ended September 30, 2012. Net earnings and diluted earnings per share for the nine months ended September 30, 2013 were $23.3 million and $1.99, respectively, compared to $16.4 million and $1.37, respectively, for the nine months ended September 30, 2012. The increase in diluted earnings per share for the three and nine months ended September 30, 2013 was primarily due to an increase in underwriting income.
Included in net earnings for the three and nine months ended September 30, 2013 were $0.6 million ($0.9 million pre-tax) and $1.4 million ($2.2 million pre-tax), respectively, of unfavorable development on prior accident year loss and LAE reserves. This development was primary due to bodily injury and personal injury protection coverages in the states of California and Florida, respectively, related to accident year 2012. Included in net earnings for the three and nine months ended September 30, 2012 were $3.5 million ($5.3 million pre-tax) and $4.6 million ($7.1 million pre-tax), respectively, of unfavorable development on prior accident year loss and LAE reserves. The following table displays combined ratio results by accident year developed through September 30, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through				Prior Accident Year Favorable / (Unfavorable) Development		($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Dec 2012	Mar 2013	June 2013	Sept 2013	Q3 2013	YTD 2013	Q3 2013	YTD 2013
Prior							$(0.1)	$(0.4)
2005	87.8%	87.7%	87.7%	87.7%	0.0%	0.1%	0.1	0.6
2006	90.4%	90.3%	90.3%	90.3%	0.0%	0.1%	(0.1)	0.9
2007	92.3%	92.2%	92.2%	92.2%	0.0%	0.1%	(0.1)	1.4
2008	91.6%	91.4%	91.4%	91.3%	0.0%	0.2%	0.3	2.1
2009	92.6%	92.4%	92.3%	92.2%	0.0%	0.4%	0.4	3.1
2010	99.5%	99.8%	99.7%	99.8%	0.0%	(0.2)%	(0.1)	(2.0)
2011	100.0%	100.5%	100.4%	100.4%	0.0%	(0.4)%	0.5	(4.0)
2012	99.3%	99.2%	99.5%	99.6%	(0.1)%	(0.3)%	(1.6)	(3.9)
2013 YTD		98.2%	97.8%	97.7%
							$(0.9)	$(2.2)
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended September 30, 2013 was $8.1 million compared to $9.0 million for the three months ended September 30, 2012. Pre-tax net investment income for the nine months ended September 30, 2013 was $25.1 million compared to $28.4 million for the nine months ended September 30, 2012. The decrease in pre-tax net investment income in both periods is a result of low new market investment yields at which cash from maturing and prepaid securities was invested.
Our book value per share decreased 0.1% from $56.55 at December 31, 2012 to $56.49 at September 30, 2013. This decrease was primarily due to a decline in unrealized gains as a result of an increase in interest rates and shareholder dividends partially offset by earnings for the nine months ended September 30, 2013.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended September 30,
	2013	2012	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$297,522	$292,748	$4,774	1.6%
Other States	6,399	9,297	(2,898)	(31.2)%
Total Personal Auto	303,921	302,045	1,876	0.6%
Commercial Vehicle	21,004	19,471	1,533	7.9%
Classic Collector	3,630	3,450	180	5.2%
Other	0	(1)	1	(100.0)%
Total gross written premium	328,556	324,966	3,590	1.1%
Ceded reinsurance	(2,529)	(1,994)	(535)	26.9%
Net written premium	326,026	322,972	3,055	0.9%
Change in unearned premium	1,052	(21,509)	22,560	(104.9)%
Net earned premium	$327,078	$301,463	$25,615	8.5%

	Nine months ended September 30,
	2013	2012	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$930,881	$865,480	$65,401	7.6%
Other States	21,647	28,294	(6,646)	(23.5)%
Total Personal Auto	952,528	893,774	58,754	6.6%
Commercial Vehicle	63,675	57,736	5,940	10.3%
Classic Collector	10,407	9,735	672	6.9%
Other	0	(1)	1	(100.0)%
Total gross written premium	1,026,611	961,244	65,367	6.8%
Ceded reinsurance	(7,439)	(5,733)	(1,706)	29.8%
Net written premium	1,019,172	955,511	63,661	6.7%
Change in unearned premium	(42,290)	(82,781)	40,491	(48.9)%
Net earned premium	$976,882	$872,730	$104,152	11.9%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At September 30,
	2013	2012	Change	% Change
Policies in Force
Personal Auto
Focus States	844,730	866,077	(21,347)	(2.5)%
Other States	22,029	30,614	(8,585)	(28.0)%
Total Personal Auto	866,759	896,691	(29,932)	(3.3)%
Commercial Vehicle	40,420	38,868	1,552	4.0%
Classic Collector	38,865	37,815	1,050	2.8%
Total policies in force	946,044	973,374	(27,330)	(2.8)%

Gross written premium grew 1.1% and 6.8% during the third quarter and first nine months of 2013, respectively, compared with the same periods of 2012. During the first nine months of 2013, Infinity implemented rate revisions in various states with an overall rate increase of 5.8%. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 9.4%. Policies in force at September 30, 2013 decreased 2.8% compared with the same period in 2012. Gross written premium grew despite the decline in policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.
During the third quarter and first nine months of 2013, personal auto insurance gross written premium in our Focus States grew 1.6% and 7.6%, respectively, when compared with the same periods of 2012. The increase in gross written premium is primarily due to growth in California and Florida, which grew a combined 8.1% and 14.8% during the third quarter and first nine months of 2013, respectively, as a result of higher average premium and renewal business growth in both states. The growth in California and Florida during the third quarter and first nine months of 2013 was partially offset by declines in the remaining Focus States. We have raised rates and tightened underwriting restrictions in these states in order to improve their profitability.
Our Commercial Vehicle gross written premium grew 7.9% and 10.3% during the third quarter and first nine months of 2013, respectively. This growth is primarily due to higher average premium and better retention for this product.
Gross written premium in our Classic Collector product grew 5.2% and 6.9% during the third quarter and first nine months of 2013, respectively. This growth is primarily due to growth in renewal business.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the statutory and GAAP combined ratios:

	Three months ended September 30,
	2013			2012			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.3%	17.5%	95.9%	79.1%	17.9%	97.1%	(0.8)%	(0.4)%	(1.2)%
Other States	80.3%	19.8%	100.1%	87.8%	19.2%	107.0%	(7.6)%	0.6%	(7.0)%
Total Personal Auto	78.4%	17.6%	96.0%	79.4%	18.0%	97.4%	(1.0)%	(0.4)%	(1.4)%
Commercial Vehicle	77.5%	16.5%	94.1%	76.4%	17.8%	94.1%	1.2%	(1.2)%	(0.1)%
Classic Collector	55.6%	36.7%	92.3%	60.2%	40.7%	101.0%	(4.6)%	(4.0)%	(8.7)%
Total statutory ratios	78.2%	17.7%	95.8%	79.1%	18.3%	97.4%	(1.0)%	(0.6)%	(1.6)%
Total statutory ratios excluding development	79.7%	17.7%	97.4%	76.4%	18.3%	94.7%	3.3%	(0.6)%	2.7%
GAAP ratios	78.0%	19.7%	97.7%	79.0%	21.0%	100.0%	(1.0)%	(1.3)%	(2.3)%
GAAP ratios excluding development	79.6%	19.7%	99.3%	76.3%	21.0%	97.3%	3.3%	(1.3)%	1.9%

	Nine months ended September 30,
	2013			2012			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.7%	17.5%	96.2%	78.9%	18.5%	97.3%	(0.2)%	(1.0)%	(1.2)%
Other States	78.8%	20.9%	99.7%	83.0%	21.1%	104.1%	(4.2)%	(0.1)%	(4.4)%
Total Personal Auto	78.7%	17.5%	96.2%	79.0%	18.6%	97.5%	(0.3)%	(1.0)%	(1.3)%
Commercial Vehicle	74.6%	16.6%	91.1%	70.0%	18.0%	88.0%	4.6%	(1.4)%	3.2%
Classic Collector	51.3%	35.3%	86.6%	66.5%	38.4%	105.0%	(15.3)%	(3.1)%	(18.4)%
Total statutory ratios	78.2%	17.7%	95.9%	78.5%	18.8%	97.3%	(0.3)%	(1.2)%	(1.4)%
Total statutory ratios excluding development	78.0%	17.7%	95.7%	77.7%	18.8%	96.5%	0.3%	(1.2)%	(0.8)%
GAAP ratios	78.1%	19.8%	97.9%	78.4%	21.4%	99.7%	(0.3)%	(1.5)%	(1.8)%
GAAP ratios excluding development	77.9%	19.8%	97.7%	77.6%	21.4%	98.9%	0.3%	(1.5)%	(1.2)%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three and nine months ended September 30, 2013 decreased by 1.6 and 1.4 points, respectively, from the same periods of 2012. The third quarter of 2013 included $0.9 million of unfavorable development on prior year loss and LAE reserves and $6.0 million in favorable development on loss and LAE reserves from the first six months of 2013. The first nine months of 2013 included $2.2 million of unfavorable development on prior year loss and LAE reserves. The third quarter of 2012 included $5.3 million of unfavorable development on prior year loss and LAE reserves and $2.9 million in unfavorable development on loss and LAE reserves from the first six months of 2012. The first nine months of 2012 included $7.1 million of unfavorable development on prior year loss and LAE reserves.

Excluding the effect of development from all periods, the statutory combined ratio increased by 2.7 points and decreased 0.8 points for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The GAAP combined ratio for the three and nine months ended September 30, 2013 decreased by 2.3 points and 1.8 points, respectively, from the same periods of 2012. Excluding the effect of development from all periods, the GAAP combined ratio increased by 1.9 points and decreased by 1.2 points for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. The increase in the three months ended September 30, 2013 was attributable to a 0.8 point underestimate of the accident quarter ended September 30, 2012, primarily related to bodily injury coverage, as well as a 1.9 point increase in the 2013 loss ratio as compared with the third quarter of 2012 from an increase in bodily injury severity coverage, primarily in the state of Florida.
The GAAP underwriting ratio declined by 1.3 and 1.5 points, respectively, for the three and nine months ended September 30, 2013 as a result of reduced commission rates on new and renewal business, a lower proportion of new business on which we pay a higher commission rate than renewal business and a lower ratio of fixed costs to premium as a result of premium growth in 2013.
We expect the GAAP combined ratio, excluding reserve development, to be between 97.0% and 98.0% for the full year 2013.
Losses from catastrophes were $0.1 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, compared to $0.8 million and $2.9 million for the same periods of 2012.

The combined ratio in the Focus States decreased by 1.2 points for each of the three and nine months ended September 30, 2013. In both periods, the decline was primarily due to improvement in the loss and LAE ratio in Texas coupled with an overall decline in the underwriting ratio in the Focus States. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined. Also, the average commission ratios declined due to a shift in business mix from new to renewal business. We typically pay lower commission rates on renewal business than on new business.
The combined ratio in the Other States decreased by 7.0 points and 4.4 points, respectively, during the three and nine months ended September 30, 2013 when compared to the same periods of 2012 primarily due to an overall decline in the loss and LAE ratio in these states. We have raised rates and tightened underwriting restrictions in these states in order to improve their profitability.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,403	$9,351	$25,605	$29,294
Dividends on equity securities	337	209	1,195	587
Gross investment income	$8,740	$9,560	$26,800	$29,881
Investment expenses	(599)	(542)	(1,699)	(1,517)
Net investment income	$8,141	$9,018	$25,101	$28,364
Average investment balance, at cost	$1,506,332	$1,251,317	$1,500,383	$1,241,846
Annualized returns excluding realized gains and losses	2.2%	2.9%	2.2%	3.0%
Annualized returns including realized gains and losses	2.0%	3.0%	2.6%	3.3%
Annualized returns declined due to an increase in prepayment speeds on unamortized premiums and an increase in sales which resulted in reinvestments at lower rates.
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and nine months ended September 30, 2013 declined compared to the same periods of 2012 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.
In spite of the increase in market interest rates in the second quarter of 2013, the book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will continue to decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(819)	$273	$(546)	$(211)	$479	$268
Equities	0	0	0	0	0	0
Total	$(819)	$273	$(546)	$(211)	$479	$268

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(1,190)	$4,602	$3,412	$(1,277)	$3,949	$2,673
Equities	0	660	660	0	0	0
Total	$(1,190)	$5,262	$4,072	$(1,277)	$3,949	$2,673

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

Interest Expense
At September 30, 2013 we had outstanding $275.0 million of Senior Notes that accrue interest at 5.0% (the "5.0% Senior Notes"). At September 30, 2012 we also had outstanding $195.0 million of Senior Notes that accrued interest at an effective yield of 5.55% (the "5.5% Senior Notes"). On October 17, 2012, we fully redeemed the 5.5% Senior Notes with proceeds from the issuance of the 5.0% Senior Notes. Interest expense recognized was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
5.5% Senior Notes	$0	$2,703	$0	$8,108
5.0% Senior Notes	3,458	497	10,456	497
Total	$3,458	$3,199	$10,456	$8,604
Refer to Note 5 to the Consolidated Financial Statements for additional information on the Senior Notes.
Income Taxes
Our GAAP effective tax rates for the three and nine months ended September 30, 2013 were 25.4% and 27.0% compared to 21.7% and 23.5% for the same periods of 2012. See Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. As of September 30, 2013, the holding company had $112.9 million of cash and investments. In 2013, our insurance subsidiaries may pay us up to $60.8 million in ordinary dividends without prior regulatory approval.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $46.5 million and $127.7 million during the three and nine months ended September 30, 2013, respectively, compared to positive operating cash flows of $21.5 million and $76.6 million during the three and nine months ended September 30, 2012, respectively.
At September 30, 2013, we had outstanding $275 million principal of the 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At September 30, 2013 there were no borrowings outstanding under the credit agreement.
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

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011 our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. On November 6, 2012, our Board of Directors again increased the authority under this share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014. During the first quarter of 2013, we repurchased 67,400 shares at an average cost, excluding commissions, of $57.41. During the second quarter of 2013, we repurchased 79,500 shares at an average cost, excluding commissions, of $56.95. During the third quarter of 2013, we repurchased 19,000 shares at an average cost, excluding commissions, of $63.70. As of September 30, 2013, we had $44.9 million of authority remaining under this program.
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
Premium ceded under all reinsurance agreements for the three and nine months ended September 30, 2013 was $2.5 million and $7.4 million, respectively, compared to $2.0 million and $5.7 million for the same periods of 2012.
Investments
Our consolidated investment portfolio at September 30, 2013 contained approximately $1.4 billion in fixed maturity securities, $76.6 million in equity securities and $4.1 million in short-term investments, all carried at fair value with unrealized gains and

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At September 30, 2013, we had pre-tax net unrealized gains of $14.5 million on fixed maturities and pre-tax net unrealized gains of $10.9 million on equity securities. Combined, the pre-tax net unrealized gain declined by $21.5 million for the nine months ended September 30, 2013. This decline occurred in the fixed portfolio, where the unrealized gain declined by $29.3 million due to a decline in market interest rates. The average option adjusted duration of our fixed maturity portfolio was 3.3 years at September 30, 2013.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.2% of our fixed maturity investments at September 30, 2013 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at September 30, 2013 was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
U.S. government and agencies:
U.S. government	$78,080	$79,134	5.4%
Government-sponsored entities	8,325	8,530	0.6%
Total U.S. government and agencies	86,405	87,663	6.0%
State and municipal	462,758	472,106	32.5%
Mortgage-backed, CMOs and asset-backed:
Residential mortgage-backed securities	293,623	292,586	20.1%
Commercial mortgage-backed securities	37,927	37,593	2.6%
Collateralized mortgage obligations ("CMOs"):
PAC	5,979	6,148	0.4%
Sequentials	2,830	2,924	0.2%
Whole loan	814	848	0.1%
Total CMOs	9,624	9,920	0.7%
Asset-backed securities:
Auto loans	58,985	59,041	4.1%
Equipment leases	10,513	10,525	0.7%
Home equity	505	514	0.0%
Credit card receivables	12,704	12,664	0.9%
Tax liens	995	995	0.1%
Student loans	110	117	0.0%
Total ABS	83,813	83,857	5.8%
Total mortgage-backed, CMOs and asset-backed	424,986	423,957	29.2%
Corporates
Investment grade	264,791	268,060	18.4%
Non-investment grade	119,495	121,100	8.3%
Total corporates	384,286	389,160	26.8%
Total fixed maturities	1,358,436	1,372,887	94.5%
Equity securities	65,657	76,561	5.3%
Short-term investments	4,068	4,069	0.3%
Total investments	$1,428,160	$1,453,517	100.0%
We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices. The following table presents the credit rating and fair value ($ in thousands) of our fixed maturity portfolio by major security type at September 30, 2013:

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government and agencies	$87,663	$0	$0	$0	$0	$87,663	6.4%
State and municipal	66,620	299,281	106,205	0	0	472,106	34.4%
Mortgage-backed, asset-backed and CMO	402,406	16,101	5,450	0	0	423,957	30.9%
Corporates	0	21,078	131,301	115,681	121,100	389,160	28.3%
Total fair value	$556,690	$336,460	$242,956	$115,681	$121,100	$1,372,887	100.0%
% of total fair value	40.5%	24.5%	17.7%	8.4%	8.8%	100.0%
Our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at September 30, 2013 ($ in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$237	$47,860	$0	$0	$0	$48,096	10.2%
CA	0	33,814	8,805	0	0	$42,619	9.0%
GA	7,174	9,289	8,250	0	0	$24,713	5.2%
TX	7,840	10,860	5,511	0	0	$24,211	5.1%
PA	1,286	14,377	8,300	0	0	$23,964	5.1%
FL	0	12,833	9,095	0	0	$21,927	4.6%
VA	4,416	17,459	0	0	0	$21,875	4.6%
NC	11,754	5,857	3,397	0	0	$21,008	4.4%
WA	950	18,246	1,740	0	0	$20,936	4.4%
MD	14,147	3,988	0	0	0	$18,135	3.8%
All other states	18,816	124,699	61,108	0	0	$204,623	43.3%
Total fair value	$66,620	$299,281	$106,205	$0	$0	$472,106	100.0%
% of total fair value	14.1%	63.4%	22.5%	0.0%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at September 30, 2013 ($ in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
NY	$1,814	$8,424	$37,858	$0	$48,096	10.2%
CA	9,043	10,699	22,876	0	$42,619	9.0%
GA	7,174	1,134	16,405	0	$24,713	5.2%
TX	0	7,831	16,380	0	$24,211	5.1%
PA	8,634	1,357	13,973	0	$23,964	5.1%
FL	2,904	0	14,320	4,704	$21,927	4.6%
VA	1,060	6,803	14,012	0	$21,875	4.6%
NC	2,051	9,704	9,254	0	$21,008	4.4%
WA	4,130	3,109	13,697	0	$20,936	4.4%
MD	7,834	6,314	3,988	0	$18,135	3.8%
All other states	36,633	22,793	143,196	2,001	$204,623	43.3%
Total fair value	$81,276	$78,167	$305,958	$6,705	$472,106	100.0%
% of total fair value	17.2%	16.6%	64.8%	1.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at September 30, 2013 ($ in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$13,715	$0	$9,062	$15,082	$37,858	12.4%
CA	7,535	9,698	0	5,643	$22,876	7.5%
GA	7,372	4,552	1,328	3,153	$16,405	5.4%
TX	8,551	3,021	2,876	1,931	$16,380	5.4%
FL	11,508	0	0	2,812	$14,320	4.7%
VA	1,653	0	8,076	4,283	$14,012	4.6%
PA	8,300	0	4,387	1,286	$13,973	4.6%
WA	1,279	8,643	0	3,775	$13,697	4.5%
CO	5,571	0	7,166	0	$12,737	4.2%
IL	7,881	0	0	4,217	$12,098	4.0%
All other states	33,655	29,274	26,572	42,101	$131,603	43.0%
Total fair value	$107,019	$55,190	$59,467	$84,283	$305,958	100.0%
% of total fair value	35.0%	18.0%	19.4%	27.5%	100.0%
The following table presents the credit rating and fair value of our residential mortgage-backed securities at September 30, 2013 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$268	$0	$0	$0	$0	$268	0.1%
2003	2,182	0	0	0	0	2,182	0.7%
2004	2,716	0	0	0	0	2,716	0.9%
2005	5,024	0	0	0	0	5,024	1.7%
2006	4,444	0	0	0	0	4,444	1.5%
2007	4,287	0	0	0	0	4,287	1.5%
2008	11,225	0	0	0	0	11,225	3.8%
2009	35,475	0	0	0	0	35,475	12.1%
2010	48,516	0	0	0	0	48,516	16.6%
2011	35,318	0	0	0	0	35,318	12.1%
2012	96,977	0	0	0	0	96,977	33.1%
2013	46,155	0	0	0	0	46,155	15.8%
Total fair value	$292,586	$0	$0	$0	$0	$292,586	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
All of the $292.6 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at September 30, 2013 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2004	$2,608	$0	$0	$0	$0	$2,608	6.9%
2005	11,934	0	0	0	0	11,934	31.7%
2006	14,916	0	0	0	0	14,916	39.7%
2007	3,883	0	0	0	0	3,883	10.3%
2008	0	762	0	0	0	762	2.0%
2010	1,916	0	0	0	0	1,916	5.1%
2012	1,576	0	0	0	0	1,576	4.2%
Total fair value	$36,832	$762	$0	$0	$0	$37,593	100.0%
% of total fair value	98.0%	2.0%	0.0%	0.0%	0.0%	100.0%
Of the $37.6 million of commercial mortgage-backed securities, $0.6 million were issued by GSEs.
The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at September 30, 2013 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$554	$848	$0	$0	$0	$1,402	14.1%
2003	498	508	0	0	0	1,005	10.1%
2004	1,101	0	0	0	0	1,101	11.1%
2009	2,133	0	0	0	0	2,133	21.5%
2010	3,284	0	0	0	0	3,284	33.1%
2011	995	0	0	0	0	995	10.0%
Total fair value	$8,565	$1,355	$0	$0	$0	$9,920	100.0%
% of total fair value	86.3%	13.7%	0.0%	0.0%	0.0%	100.0%
Of the $9.9 million of collateralized mortgage obligations, $8.6 million were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at September 30, 2013 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$80	$0	$0	$0	$0	$80	0.1%
2003	5,477	0	0	0	0	5,477	6.5%
2004	5,001	0	0	0	0	5,001	6.0%
2010	390	661	0	0	0	1,052	1.3%
2011	8,941	367	0	0	0	9,308	11.1%
2012	19,319	6,466	3,084	0	0	28,869	34.4%
2013	25,215	6,489	2,366	0	0	34,070	40.6%
Total fair value	$64,423	$13,984	$5,450	$0	$0	$83,857	100.0%
% of total fair value	76.8%	16.7%	6.5%	0.0%	0.0%	100.0%
The following table presents the credit rating and fair value of our corporate bond portfolio, by industry sector and rating of bond, at September 30, 2013 ($ in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Basic Materials	$0	$0	$0	$7,292	$5,599	$12,892	3.3%
Communications	0	0	0	18,949	15,501	$34,450	8.9%
Consumer, Cyclical	0	1,261	2,888	7,746	14,890	$26,784	6.9%
Consumer, Non-cyclical	0	2,528	16,887	10,951	17,029	$47,395	12.2%
Energy	0	1,694	17,217	11,248	17,653	$47,812	12.3%
Financial	0	15,594	82,037	38,812	17,537	$153,980	39.6%
Industrial	0	0	4,657	7,698	17,792	$30,148	7.7%
Technology	0	0	3,427	6,673	7,408	$17,507	4.5%
Utilities	0	0	4,189	6,312	7,691	$18,192	4.7%
Total fair value	$0	$21,078	$131,301	$115,681	$121,100	$389,160	100.0%
% of total fair value	0.0%	5.4%	33.7%	29.7%	31.1%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in our investments in corporate fixed income securities at September 30, 2013 are $45.2 million of dollar-denominated investments with issuers or guarantors in foreign countries, as follows ($ in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Australia	$0	$1,703	$1,759	$0	$0	$3,462	7.7%
Britain	0	4,708	9,989	0	0	$14,697	32.5%
Canada	0	3,539	10,066	3,084	1,998	$18,687	41.3%
Cayman Islands	0	0	0	0	654	$654	1.4%
France	0	2,087	996	0	0	$3,083	6.8%
Switzerland	0	0	4,651	0	0	$4,651	10.3%
Total fair value	$0	$12,038	$27,460	$3,084	$2,651	$45,234	100.0%
% of total fair value	0.0%	26.6%	60.7%	6.8%	5.9%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2013, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2012 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2012.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (c)
July 1, 2013 - July 31, 2013	24,900	$65.60	10,400	$45,450,702
August 1, 2013 - August 31, 2013	4,600	$63.93	4,600	45,156,499
September 1, 2013 - September 30, 2013	4,000	$61.93	4,000	44,908,658
Total	33,500	$64.93	19,000	$44,908,658

(a)	Includes 14,500 shares surrendered as partial consideration of the exercise price of employee stock options and satisfaction of tax withholding obligations arising from the exercise of such options.

(b)	Average price paid per share excludes commissions.

(c)
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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 7, 2013		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)