Form 10-K
period 2013-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2014-02-27
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2013, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $661,402,558 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.
As of February 14, 2014, there were 11,502,845 shares of the registrant’s Common Stock outstanding.
________________________________

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 20, 2014, are incorporated by reference in Part III hereof.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends, undesired business mix or risk profile for new business and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

PART I
ITEM 1
Business
Introduction
We are a holding company that, through subsidiaries, provides personal automobile insurance with a concentration on nonstandard auto insurance. Our headquarters is located in Birmingham, Alabama. We employed approximately 2,400 persons at December 31, 2013.
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
The Personal Automobile Market
Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 37%, or $175 billion, of the estimated $480 billion of annual industry premium. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay a higher premium for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, we believe that nonstandard auto risks constitute approximately 20% of the personal automobile insurance market, with this percentage fluctuating according to competitive conditions in the market. Independent agents sell approximately 27% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. We believe that, relative to the standard and preferred auto insurance market, independent agents sell a disproportionately larger portion of nonstandard auto insurance.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. We believe that the current competitive environment differs by state.

Industry-wide, rates increased 3.4% during 2011, 4.7% in 2012 and 3.3% in 2013. Our filed average rate adjustments on our personal auto business were 2.2%, 8.3% and 6.7% for 2011, 2012 and 2013, respectively.
The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We generally compete with other insurers based on price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. We compete with both large national writers and smaller regional companies. In 2012, the five largest automobile insurance companies accounted for approximately 53% of the industry’s net written premium and the largest ten accounted for approximately 70% (2013 industry data is not yet available). Approximately 334 insurance groups and unaffiliated insurance companies compete in the personal auto insurance industry according to SNL Financial, an industry news source. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.
Our Strategy
We offer personal automobile insurance in seven "Focus States": Arizona, California, Florida, Georgia, Nevada, Pennsylvania and Texas. Our target customers are urban and Hispanic drivers. This narrow geographic and demographic focus allows us to concentrate our efforts and resources on providing competitively priced products to underserved segments while generating adequate returns for our shareholders.
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
We estimate that approximately 78% of our personal auto business in 2013 was nonstandard auto insurance. Based on data published by A.M. Best, we believe that we are the second largest provider of nonstandard auto coverage through independent agents in the United States. We also write standard and preferred personal auto insurance, mono-line commercial auto insurance and classic collector automobile insurance.
Presented below is our summarized historical financial data (in thousands):

	Twelve months ended December 31,
	2013	2012	2011
Gross written premium	$1,339,819	$1,254,929	$1,082,466
Net written premium	1,329,892	1,247,198	1,075,976
Net earnings	32,633	24,319	41,833

	As of December 31,
	2013	2012
Total assets	$2,317,265	$2,303,593
Total liabilities	1,660,507	1,647,351
Total shareholders’ equity	656,758	656,242

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

	2013	2012	2011	2010	2009	2009-2013	2004-2013
Infinity	96.0%	98.3%	95.8%	88.4%	87.2%	93.8%	92.2%
Industry (a)	100.5%	102.1%	102.0%	101.0%	101.3%	101.4%	99.1%
Percentage point difference from industry	4.5%	3.8%	6.2%	12.6%	14.1%	7.6%	6.9%
 ________________

(a)
We obtained the private passenger auto industry combined ratios for 2004 through 2012 from A.M. Best. A.M. Best data were not available for 2013. The industry combined ratio for 2013 is an estimate based on data obtained from Conning Research and Consulting.

Products
Personal Automobile is our primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage. We offer three primary products to individual drivers: the Low Cost product, which offers the most restrictive coverage, the Value Added product, which offers broader coverage and higher limits, and the Premier product, which we designed to offer the broadest coverage for standard and preferred risk drivers. For the year ended December 31, 2013, our mix of personal automobile written premium was 42% Low Cost, 51% Value Added and 7% Premier.
Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. We offer mono-line commercial automobile insurance to businesses with fleets of 20 or fewer vehicles, averaging 1.8 vehicles per policy. We avoid businesses that are involved in what we consider hazardous operations or interstate commerce.
Classic Collector provides protection for classic collectible automobiles. Our Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Our three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2013	2012	2011
Personal Automobile	93%	93%	93%
Commercial Vehicle	6%	6%	6%
Classic Collector	1%	1%	1%
Total	100%	100%	100%
Distribution and Marketing
We distribute our products primarily through a network of approximately 12,500 independent agencies and brokers (with approximately 16,300 locations). In 2013, seven independent agencies each accounted for between 1.1% and 7.1% of our gross written premium and 16% of the agency force produced 80% of our gross written premium. Countrywide, our top 10 independent agents and brokers produced 19% of our gross written premium. In California, Infinity’s largest state by premium volume, 51 independent agents and brokers produced 50% of gross written premium (which represents 24% countrywide). Our largest broker in California produced 14.9% of gross written premium in the state.
We also foster agent relationships by providing them with access to our Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Internet-based software applications provide many of our agents with real-time underwriting, claims and policy information. We believe the array of services that it offers to our agents adds significant value to the agents' businesses. For example, “Easy Street” is our incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2013, we spent $6.5 million on co-op advertising and promotions.
In 2013, we also wrote $61.9 million of business sold directly to the consumer through sales centers and via the Internet.

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

We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.
Total gross written premium was as follows:

	Twelve months ended December 31,
Personal Auto Insurance	2013	2012	2011
Focus States:
California	44.8%	45.4%	49.0%
Florida	32.2%	26.3%	18.3%
Texas	4.0%	4.9%	6.8%
Pennsylvania	3.6%	4.4%	5.5%
Georgia	2.8%	4.3%	4.6%
Arizona	1.8%	3.0%	3.7%
Nevada	1.6%	1.8%	1.9%
Total Focus States	90.7%	90.1%	89.7%
Other States	1.9%	2.8%	3.4%
Subtotal	92.6%	92.9%	93.1%
Commercial Vehicle	6.4%	6.1%	6.0%
Classic Collector	1.0%	1.0%	1.0%
Total all states and all lines	100.0%	100.0%	100.0%
Total $ (in thousands) - all states and all lines	$1,339,819	$1,254,929	$1,082,466

We implement our distribution and marketing efforts with a focus on maintaining a low cost structure. Controlling expenses allows us to price competitively and achieve better underwriting returns. Over the five years ended 2012, years for which industry data are available from A.M. Best, our statutory ratio of underwriting expenses to premium written has averaged 20.3%, which is 6.8 points better than the independent agency segment of the private passenger automobile industry average of 27.1% for the same period.
Claims Handling
We strive for accuracy, consistency and fairness in our claim resolutions. Our claims organization employs approximately 1,300 people, has several field locations in each of our Focus States and provides a 24-hour, seven days per week toll-free service for our customers to report claims. We predominantly use our own local adjusters and appraisers, who typically respond to claims within 24 hours of a report.

We are committed to the field handling of claims and we believe that it provides, when compared to alternative methods, better service to our customers and better control of the claim resolution process. We open claims branch offices in urban areas where the volume of business will support them. Customer interactions can occur with generalists (initial and continuing adjusters) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance.

In addition to the use of field claims handling, we use centralized claims call centers to receive initial reports of losses and to adjust simple property damage claims.
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
State insurance departments that have jurisdiction over our insurance subsidiaries may conduct routine, on-site visits and examinations of our subsidiaries' affairs. At December 31, 2013, our insurance subsidiaries were involved in routine market conduct examinations in California and Florida. As of February 27, 2014, these examinations have not been completed. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against our insurance subsidiaries.

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
We intend to pursue further premium growth in California, Florida, Texas and Commercial Vehicle. Increased uncertainty stemming from an increase in new business might result in inaccurate pricing for the business or failure to adequately reserve for losses associated with it. Our new business combined ratios typically run 20 to 30 points higher than renewal business combined ratios due to higher commission and acquisition expenses as well as typically higher loss ratios. Because of these factors, our future profitability may be negatively impacted.
Because of the significant concentration of our business in California and Florida, negative developments in the regulatory, legal or economic conditions in these states may adversely affect our profitability.
California and Florida personal auto business represent 77% of our total gross written premium in 2013. Business in these states also generates substantial underwriting profit. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects our revenues and profitability. Examples of potentially adverse regulatory or judicial developments or proposed legislation in California include exposing an insurer to civil liability for rate actions filed and approved by the department of insurance and recent after-market part regulations. In Florida, litigation persists to curtail or limit insurers' ability to impose statutorily enacted, standardized personal injury protection fee schedules along with uncertainty over how legal challenges to recent personal injury protection reform will undercut the efficacy of the new law in curbing fraud and abusive billing practices. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. These developments could negatively affect premium revenue and make it more expensive or less profitable for us to conduct business in these states.
We rely upon a limited number of independent agents to generate a substantial portion of our business. If we were unable to retain or increase the level of business that these independent agents place with us or increase the level of business generated by other agents, our revenues would be negatively affected.
Approximately 16% of our 12,500 independent agencies accounted for approximately 80% of our gross written premium in 2013. Further, in California, our most profitable state, 51 agencies and brokers produce 50% of our premium in the state, which is 24% of our premium nationwide. Some of our current agencies may merge or be acquired and the surviving entity may reduce the number of insurers with which business is placed. We must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer more advanced systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives.
We are vulnerable to a reduction in business written through the independent agent distribution channel.
Reliance on the independent agency as our primary distribution channel makes us vulnerable to the growing popularity of direct to consumer distribution channels, particularly the Internet. Approximately 73% of all personal automobile insurance sold in the United States is sold direct or through captive agents (agents employed by one company or selling only one company's products) and approximately 27% is sold by independent agents. A material reduction in business generated through the independent agency channel could negatively affect our revenues and growth opportunities.
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
We are highly dependent on efficient and uninterrupted performance of our information technology and business systems. These systems quote, process and service our business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. We are undergoing fundamental changes and improvements to our claims and policy services platform. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and could place us at a competitive disadvantage. Additionally, failure to maintain secure systems could result in unauthorized access to or theft of sensitive customer data.
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
At December 31, 2013, we had $75.3 million, or approximately $6.54 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B
Unresolved Staff Comments
None.

ITEM 2
Properties
Our insurance subsidiaries lease 465,433 square feet of office and warehouse space in numerous cities throughout the United States. All of these leases expire within 8 years. The most significant leased office spaces are located in Birmingham, Alabama and suburban Los Angeles, California. See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. We own a 33,515 square foot call center in McAllen, Texas; a 116,433 square foot call center in Birmingham, Alabama and a 50,900 square foot call center in Tucson, Arizona.
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
Mine Safety Disclosures

Not applicable.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 55 registered holders of record and an estimated 2,900 total holders at February 14, 2014. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. Our closing per-share stock price on February 14, 2014 was $73.64. See Note 12 – Statutory Information of the Notes to Consolidated Financial Statements for information about restriction on transfer of funds and assets of subsidiaries.
Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2012	$68.53	$52.14	$52.33	$0.225	(7.8)%	(7.4)%
June 30, 2012	57.81	50.75	57.67	0.225	10.2%	10.6%
September 30, 2012	63.55	54.61	60.39	0.225	4.7%	5.1%
December 31, 2012	61.81	45.29	58.24	0.225	(3.6)%	(3.2)%

March 31, 2013	$61.20	$55.12	$56.20	$0.300	(3.5)%	(3.0)%
June 30, 2013	61.15	54.32	59.76	0.300	6.3%	6.9%
September 30, 2013	67.56	59.32	64.60	0.300	8.1%	8.6%
December 31, 2013	72.70	64.10	71.75	0.300	11.1%	11.5%

For the twelve months ended:
December 31, 2012	$68.53	$45.29	$58.24	$0.90	2.6%	4.2%
December 31, 2013	72.70	54.32	71.75	1.20	23.2%	25.3%

(a)	Calculated by dividing the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

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

During the fiscal year ended December 31, 2013, all of our equity securities sold were registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2013 by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
October 1, 2013 - October 31, 2013	5,500	$68.49	5,500	$44,531,773
November 1, 2013 - November 30, 2013	6,000	$68.55	6,000	$44,120,323
December 1, 2013 - December 31, 2013	7,044	$67.61	4,500	$43,811,788
Total	18,544	$68.18	16,000	$43,811,788

(a)	Includes 2,544 shares surrendered as partial consideration of the exercise price of employee stock options.

(b)	Average price paid per share excludes commissions.

(c)
On November 6, 2012, our Board of Directors increased the authority under our current share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014 from December 31, 2012.

The following graph shows the percentage change in cumulative total shareholder return on our common stock over the five years ending December 31, 2013. The return is measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the Center for Research in Security Prices (“CRSP”) Total Return Index for NASDAQ U.S. Index, and the CRSP Total Return Index for the NASDAQ Insurance Stocks (SIC 6330-6339 U.S. Fire, Marine and Casualty Insurance Company) from December 31, 2008 through December 31, 2013.

Cumulative Total Return as of December 31, 2013
(Assumes a $100 investment at the close of trading on December 31, 2008)

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
IPCC	100.00	88.07	135.44	125.96	131.34	164.93
NASDAQ U.S. Index	100.00	143.74	170.17	171.08	202.40	281.91
NASDAQ Insurance Stocks	100.00	106.05	120.14	123.92	144.07	190.15

As a result of a change in the total return data made available to us through our provider, our performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. For comparison purposes, the following graph shows the percentage change in cumulative total shareholder return on our common stock over the five years ending December 31, 2013 for Infinity, the NASDAQ OMX Global Total Return Index for NASDAQ US Benchmark and the NASDAQ OMX Global Total Return for Industrial Classification Benchmark (ICB): 8500 Insurance (Supersector).
(Assumes a $100 investment at the close of trading on December 31, 2008)

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
IPCC	100.00	88.07	135.44	125.96	131.34	164.93
NASDAQ US	100.00	129.26	151.94	152.42	177.46	236.88
ICB: 8500 Insurance	100.00	109.51	132.44	120.98	143.16	202.77

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6
Selected Financial Data

(in thousands, except per share data)	2013	2012	2011	2010	2009
Gross written premium	$1,339,819	$1,254,929	$1,082,466	$952,426	$848,816
Net written premium	1,329,892	1,247,198	1,075,976	946,869	843,869
Net written premium growth	6.6%	15.9%	13.6%	12.2%	(5.4)%
Net premium earned	1,302,525	1,184,090	1,019,060	905,919	848,391
Total revenues	1,344,805	1,249,633	1,072,616	961,276	883,424
Loss & LAE ratio	78.1%	79.6%	75.3%	67.0%	66.5%
Underwriting ratio	19.9%	21.1%	22.7%	22.7%	21.9%
Combined ratio	98.0%	100.7%	98.0%	89.7%	88.4%
Net earnings	$32,633	$24,319	$41,833	$91,062	$70,946
Net earnings per diluted share	$2.80	$2.04	$3.37	$6.91	$5.12
Return on average common shareholders’ equity	5.0%	3.7%	6.4%	14.4%	12.5%
Cash and investments	$1,582,238	$1,560,116	$1,308,684	$1,283,624	$1,285,831
Total assets	2,317,265	2,303,593	1,930,371	1,846,200	1,800,630
Unpaid losses and LAE	646,577	572,894	495,403	477,833	509,114
Unearned premium	566,004	538,142	474,528	417,371	376,068
Debt outstanding	275,000	275,000	194,810	194,729	194,651
Total liabilities	1,660,507	1,647,351	1,268,582	1,191,173	1,188,167
Shareholders’ equity	656,758	656,242	661,789	655,027	612,463
Cash dividend per common share	$1.20	$0.90	$0.72	$0.56	$0.48
Common shares outstanding	11,504	11,605	11,807	12,469	13,497
Book value per common share	$57.09	$56.55	$56.05	$52.53	$45.38
Ratios:
Debt to total capital	29.5%	29.5%	22.7%	22.9%	24.1%
Debt to tangible capital	32.1%	32.1%	24.9%	25.1%	26.6%
Interest coverage	4.2	2.7	6.0	12.8	11.1

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

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2013 our gross written premium grew 6.8%. The majority of this growth came from Florida, one of our most profitable states. See Results of Operations - Underwriting – Premium for a more detailed discussion of our gross written premium growth.

Net earnings and diluted earnings per share for the year ended December 31, 2013 were $32.6 million and $2.80, respectively, compared to $24.3 million and $2.04, respectively, for 2012. The increase in diluted earnings per share for the year ended December 31, 2013 was primarily due to an increase in underwriting income with an improvement in the accident year combined ratio from 99.3% at December 31, 2012 to 97.7% at December 31, 2013.

Included in net earnings for the year ended December 31, 2013 was $1.9 million ($2.9 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves. This development was primarily due to bodily injury and personal injury protection coverages in the states of California and Florida, respectively, related to accident year 2012. This compares to $10.5 million ($16.2 million pre-tax) of unfavorable development for 2012. The following table displays GAAP combined ratio results by accident year developed through December 31, 2013.

	Accident Year Combined Ratio Developed Through					Prior Accident Year Favorable (Unfavorable) Development		Prior Accident Year Favorable (Unfavorable) Development (in millions)
	Dec.	Mar.	June	Sep.	Dec.	Q4	YTD	Q4	YTD
Accident Year	2012	2013	2013	2013	2013	2013	2013	2013	2013
Prior								$(0.8)	$(0.5)
2006	90.4%	90.3%	90.3%	90.3%	90.3%	0.0%	0.1%	0.1	0.9
2007	92.3%	92.2%	92.2%	92.2%	92.2%	0.0%	0.1%	0.0	1.5
2008	91.6%	91.4%	91.4%	91.3%	91.3%	0.0%	0.2%	(0.1)	2.0
2009	92.6%	92.4%	92.3%	92.2%	92.3%	0.0%	0.3%	(0.2)	3.0
2010	99.5%	99.8%	99.7%	99.8%	99.6%	0.2%	(0.1)%	1.6	(0.5)
2011	100.0%	100.5%	100.4%	100.4%	100.3%	0.1%	(0.3)%	1.2	(2.8)
2012	99.3%	99.2%	99.5%	99.6%	99.8%	(0.2)%	(0.5)%	(2.4)	(6.4)
								$(0.8)	$(2.9)
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the year ended December 31, 2013 was $35.5 million compared to $37.6 million for 2012. The decrease in pre-tax net investment income is a result of low investment yields on new money.

Our book value per share increased 1.0% from $56.55 at December 31, 2012 to $57.09 at December 31, 2013. This increase was primarily due to net earnings partially offset by a decline in unrealized gains as a result of an increase in interest rates and shareholder dividends during 2013.
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
As compared with loss and LAE reserves held at December 31, 2013, our best estimate of reserve ranges using indicated results from utilized estimates of loss and LAE could range from a deficiency of 10% or $62.4 million to a redundancy of 9% or $54.7 million. These ranges do not present a forecast of future redundancy or deficiency since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2013 reserve tests. Reserves recorded are our best estimate of the ultimate amounts that will be paid.
As noted above, the highest degree of uncertainty is associated with reserves in the first twelve to eighteen months. The following table displays the accident year combined ratios as developed through December 31, 2013 for the four most recent accident years along with the potential combined ratios based on the low and high outcomes of the loss and LAE tests utilized:

	Combined Ratios Developed Through
	December 31, 2013
Accident year	Low	As Reported	High
2010	99.1%	99.6%	99.9%
2011	99.8%	100.3%	100.8%
2012	98.9%	99.8%	100.6%
2013	95.4%	97.7%	101.0%
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
Calendar year losses incurred for ECO losses, gross and net of reinsurance, over the past five calendar years have ranged from $0.3 million to $1.7 million, averaging $0.9 million per year. Losses for 2013, 2012 and 2011 have been $1.3 million, $1.7 million and $0.8 million, respectively.
The following tables present the development of our loss reserves, net of reinsurance, on a GAAP basis for the calendar years 2003 through 2013. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, captioned Liability for unpaid losses and LAE - as re-estimated at December 31, 2013, shows the re-estimated liability as of December 31, 2013. The remainder of the table presents intervening development as percentages of the initially estimated liability. Additional information and experience in subsequent years results in development. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Liability for unpaid losses & LAE:
As originally estimated	$708	$669	$610	$568	$590	$524	$491	$461	$481	$559	$632
As re-estimated at December 31, 2013	712	611	511	462	468	392	392	451	494	562	N/A
Liability re-estimated:
One year later	99.2%	97.5%	94.9%	97.6%	95.0%	87.5%	85.0%	101.0%	103.4%	100.5%
Two years later	100.3%	94.2%	91.6%	91.3%	86.5%	78.7%	83.0%	99.2%	102.7%
Three years later	99.6%	93.7%	89.1%	85.2%	81.7%	76.8%	81.0%	97.8%
Four years later	100.2%	93.7%	85.6%	82.4%	80.5%	75.5%	79.7%
Five years later	101.5%	91.9%	84.0%	81.7%	79.6%	74.7%
Six years later	100.6%	91.2%	83.8%	81.5%	79.3%
Seven years later	100.3%	91.2%	83.7%	81.4%
Eight years later	100.5%	91.1%	83.7%
Nine years later	100.4%	91.3%
Ten years later	100.6%
Cumulative deficiency (redundancy)	0.6%	(8.7)%	(16.3)%	(18.6)%	(20.7)%	(25.3)%	(20.3)%	(2.2)%	2.7%	0.5%	N/A
Cumulative deficiency (redundancy) excluding ECO losses	(8.0)%	(16.9)%	(22.9)%	(24.5)%	(24.5)%	(25.6)%	(20.9)%	(2.8)%	2.1%	0.3%	N/A
Cumulative paid as of:
One year later	48.4%	52.6%	50.3%	48.4%	54.6%	46.8%	48.2%	62.5%	64.5%	62.7%
Two years later	75.8%	72.6%	66.5%	69.1%	67.4%	61.0%	65.9%	81.1%	84.2%
Three years later	87.7%	80.1%	77.4%	74.8%	72.9%	67.9%	72.7%	88.8%
Four years later	91.6%	87.3%	79.9%	77.4%	75.8%	70.9%	75.5%
Five years later	97.4%	88.5%	81.1%	78.8%	77.1%	72.3%
Six years later	98.2%	89.3%	81.7%	79.5%	77.8%
Seven years later	98.7%	89.7%	82.3%	80.1%
Eight years later	99.0%	90.1%	82.7%
Nine years later	99.3%	90.4%
Ten years later	97.6%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of our net liability to the gross liability for unpaid losses and LAE (in millions):

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
As originally estimated
Net liability shown above	$708	$669	$610	$568	$590	$524	$491	$461	$481	$559	$632
Add reinsurance recoverables	32	27	15	28	28	21	18	17	15	14	14
Gross liability	$740	$696	$625	$595	$618	$545	$509	$478	$495	$573	$647
As re-estimated at
December 31, 2013
Net liability shown above	$712	$611	$511	$462	$468	$392	$392	$451	$494	$562	N/A
Add reinsurance recoverables	57	48	38	32	31	25	22	17	15	14	N/A
Gross liability	$769	$659	$549	$494	$499	$417	$414	$468	$508	$576	N/A
Gross cumulative deficiency (redundancy)	4.0%	(5.4)%	(12.3)%	(17.0)%	(19.4)%	(23.5)%	(18.8)%	(2.0)%	2.6%	0.5%	N/A
Gross cumulative deficiency (redundancy) excluding ECO losses	(6.7)%	(15.6)%	(19.8)%	(23.3)%	(23.5)%	(23.7)%	(19.3)%	(2.6)%	2.1%	0.3%	N/A

We find it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Accident Year
2004	71.0%	68.2%	66.3%	65.4%	64.3%	63.7%	63.4%	63.3%	63.3%	63.3%
2005		70.5%	69.6%	67.8%	66.2%	65.2%	64.8%	64.6%	64.6%	64.5%
2006			70.3%	71.0%	68.9%	67.4%	66.8%	66.5%	66.4%	66.3%
2007				71.9%	72.5%	71.0%	69.8%	69.5%	69.1%	69.0%
2008					73.5%	71.9%	69.9%	69.6%	69.4%	69.2%
2009						74.2%	71.0%	71.0%	70.7%	70.4%
2010							75.1%	76.7%	76.8%	76.9%
2011								74.9%	77.3%	77.6%
2012									78.2%	78.7%
2013										77.9%

The following table summarizes the effect on each calendar year of reserve re-estimates, net of reinsurance, for each of the accident years presented. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. Favorable reserve re-estimates are in parentheses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Calendar Year Impact of Reserve Development by Accident Year
(in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013
Accident year
Prior	$7	$(6)	$5	$9	$(6)	$(2)	$1	$(1)	$2
2004	(24)	(17)	(8)	(9)	(6)	(3)	(1)	0	(0)
2005		(9)	(17)	(15)	(10)	(4)	(2)	(0)	(1)
2006			7	(21)	(14)	(6)	(3)	(1)	(1)
2007				6	(16)	(12)	(3)	(4)	(1)
2008					(15)	(19)	(3)	(2)	(2)
2009						(28)	0	(3)	(3)
2010							14	1	0
2011								25	3
2012									6
Total	$(17)	$(31)	$(13)	$(29)	$(65)	$(74)	$5	$16	$3

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2012 were the primary sources of the $2.9 million unfavorable reserve development during the twelve months ended December 31, 2013.

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2011 were the primary sources of the $16.2 million unfavorable reserve development during the twelve months ended December 31, 2012.
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
We performed this test as of October 1, 2013 using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.
The October 1, 2013 test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Ratios
The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2013, the capital ratios of all our insurance subsidiaries exceeded the RBC requirements.
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
Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries as well as cash and investments held by the holding company. The ordinary dividend capacity and payment activity of our insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table (in thousands):

	2014	2013	2012
Maximum ordinary dividends available to Infinity	$66,770	$60,770	$53,121
Dividends paid from subsidiaries to parent	N/A	125	425
As of December 31, 2013, the holding company had $111.8 million of cash and investments. In 2014, our insurance subsidiaries may pay us up to $66.8 million in ordinary dividends without prior regulatory approval.  Rating agency capital requirements, among other factors, will be considered when determining the actual amount of dividends paid in 2014.

Our insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premium in advance of paying claims. Our insurance subsidiaries had positive cash flow from operations of approximately $145.6 million in 2013, $175.3 million in 2012 and $72.4 million in 2011. In addition, to satisfy their obligations, our insurance subsidiaries generate cash from maturing securities from their combined $1.4 billion portfolio.

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

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2013, there were no borrowings outstanding under the Credit Agreement.

In June 2013, we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2014, we increased our quarterly dividend to $0.36 per share from $0.30 per share. At this current amount, our 2014 annualized dividend payments will be approximately $16.6 million.

On August 3, 2010, our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011.
On August 2, 2011, our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. On November 6, 2012, our Board of Directors again increased the authority under this share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014. During 2013, we repurchased 181,900 shares at an average cost, excluding commissions, of $58.84. As of December 31, 2013, we had $43.8 million of authority remaining under this program.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Contractual Obligations

Our contractual obligations and those of our insurance subsidiaries as of December 31, 2013, were (in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Capital Leases	Loss and LAE Reserves (a)	Post-retirement Benefit Payments (b)	Total
2014	$13,750	$9,563	$742	$399,884	$292	$424,231
2015-2016	27,500	12,652	940	183,450	650	$225,192
2017-2018	27,500	5,430	98	37,003	759	$70,791
2019 and after	330,000	1,157	3	26,240	2,459	$359,859
Total	$398,750	$28,803	$1,783	$646,577	$4,160	$1,080,073
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
Our consolidated investment portfolio at December 31, 2013 contained $1.4 billion in fixed maturity securities, $91.1 million in equity securities and $2.6 million of short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders' equity on an after-tax basis. At December 31, 2013, we had pre-tax net unrealized gains of $9.2 million on fixed maturities and pre-tax net unrealized gains of $16.4 million on equity securities. Combined, the pre-tax net unrealized gain declined by $21.3 million for the twelve months ended December 31, 2013 as a result of increases in market interest rates during 2013.
Approximately 90.6% of our fixed maturity portfolio at December 31, 2013 was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2013. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
Since we carry all of these securities at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of our fixed maturity portfolio was 3.6 years at December 31, 2013.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at December 31, 2013 follows (in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government	$64,194	$64,666	4.5%
State and municipal	478,092	487,111	33.6%
Mortgage-backed, collateralized mortgage obligations and asset-backed:
Residential mortgage-backed securities	330,169	323,346	22.3%
Commercial mortgage-backed securities	35,781	35,816	2.5%
Collateralized mortgage obligations ("CMOs"):
Sequentials	421	451	0.0%
Whole loan	807	840	0.1%
Total CMOs	1,228	1,291	0.1%
Asset-backed securities ("ABS"):
Auto loans	53,318	53,382	3.7%
Equipment leases	8,948	8,953	0.6%
Home equity	505	500	0.0%
Credit card receivables	7,618	7,621	0.5%
Tax liens	685	686	0.0%
Student loans	110	117	0.0%
Total ABS	71,183	71,259	4.9%
Total mortgage-backed, CMOs and asset-backed	438,361	431,712	29.8%
Corporates
Investment grade	240,005	243,427	16.8%
Non-investment grade	124,425	127,389	8.8%
Total corporates	364,430	370,816	25.6%
Total fixed maturities	1,345,077	1,354,305	93.5%
Equity securities	74,718	91,127	6.3%
Short-term investments	2,595	2,596	0.2%
Total investment portfolio	$1,422,390	$1,448,027	100.0%

The following table presents the returns, gross of investment expenses, of our investment portfolios based on quarterly investment balances as reflected in the financial statements, excluding equities invested in a rabbi trust.

	Twelve months ended December 31,
	2013	2012	2011
Return on fixed income securities:
Excluding realized gains and losses	2.5%	3.0%	3.5%
Including realized gains and losses	2.9%	3.8%	4.0%
Return on equity securities:
Excluding realized gains and losses	2.5%	4.1%	2.7%
Including realized gains and losses	3.5%	44.5%	13.3%
Return on all investments:
Excluding realized gains and losses	2.5%	3.1%	3.5%
Including realized gains and losses	2.9%	4.9%	4.2%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivable for Securities Sold

The $2.8 million and $48.5 million balances in receivable for securities sold at December 31, 2013 and December 31, 2012, respectively, represent fixed income securities sold in the normal course of business that had not settled prior to the end of the respective years.

Payable for Securities Purchased

The $39.9 million and $132.4 million balances in payable for securities purchased at December 31, 2013 and December 31, 2012, respectively, represent fixed income securities and treasury stock purchased in the normal course of business that had not settled prior to the end of their respective years.
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

(in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	—	50	100	200
Fair value of fixed maturity portfolio	$1,436,748	$1,400,150	$1,378,026	$1,354,305	$1,330,311	$1,306,313	$1,258,308
Fair value of long-term debt	314,122	292,502	282,358	272,632	263,306	254,360	237,546

The following table provides information about our fixed maturity investments at December 31, 2013, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands)	Expected Principal Cash Flows
	MBS, CMO and ABS only	Excluding MBS, CMO and ABS	Total	Maturing Book Yield
For the twelve months ending December 31,
2014	$68,465	$92,813	$161,278	2.2%
2015	59,381	164,050	223,431	2.8%
2016	49,950	156,748	206,698	2.8%
2017	38,940	184,270	223,210	2.5%
2018	23,718	77,594	101,312	2.6%
Thereafter	129,717	226,482	356,199	3.2%
Total	$370,171	$901,957	$1,272,128	2.7%
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Risk

We manage credit risk by diversifying our portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. government securities, is $8.4 million or 0.6% of the fixed income investment portfolio. The top five investments in fixed income securities, excluding those issued by the U.S. government, make up 2.5% of the fixed income portfolio. The fair value of non-performing fixed maturities, securities that have not produced their stated rate of investment income during the previous twelve months, was $0.1 million or less than 0.1% of the $1.4 billion fixed portfolio as of December 31, 2013.

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
The following table presents the credit rating and fair value (in thousands) of our fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$64,666	$0	$0	$0	$0	$64,666	4.8%
State and municipal	92,705	284,204	110,202	0	0	487,111	36.0%
Mortgage-backed, asset-backed and CMO	407,062	19,138	5,512	0	0	431,712	31.9%
Corporates	0	17,138	116,391	109,898	127,389	370,816	27.4%
Total fair value	$564,433	$320,480	$232,105	$109,898	$127,389	$1,354,305	100.0%
% of total fair value	41.7%	23.7%	17.1%	8.1%	9.4%	100.0%

The following table presents the credit rating and fair value of our residential mortgage-backed securities at December 31, 2013 by deal origination year (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$165	$0	$0	$0	$0	$165	0.1%
2003	1,985	0	0	0	0	1,985	0.6%
2004	2,857	0	0	0	0	2,857	0.9%
2005	4,624	0	0	0	0	4,624	1.4%
2006	5,087	0	0	0	0	5,087	1.6%
2007	3,876	0	0	0	0	3,876	1.2%
2008	12,305	0	0	0	0	12,305	3.8%
2009	34,127	0	0	0	0	34,127	10.6%
2010	46,853	0	0	0	0	46,853	14.5%
2011	37,906	0	0	0	0	37,906	11.7%
2012	92,942	0	0	0	0	92,942	28.7%
2013	77,173	0	0	0	0	77,173	23.9%
2014	3,446	0	0	0	0	3,446	1.1%
Total fair value	$323,346	$0	$0	$0	$0	$323,346	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Of the $323.3 million of residential mortgage-backed securities, $239.8 million were issued by government-sponsored enterprises (“GSE”).

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at December 31, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2004	$1,362	$0	$0	$0	$0	$1,362	3.8%
2005	11,740	0	0	0	0	11,740	32.8%
2006	13,817	0	0	0	0	13,817	38.6%
2007	3,862	0	0	0	0	3,862	10.8%
2008	0	756	0	0	0	756	2.1%
2010	1,853	0	0	0	0	1,853	5.2%
2012	979	0	0	0	0	979	2.7%
2013	1,447	0	0	0	0	1,447	4.0%
Total fair value	$35,060	$756	$0	$0	$0	$35,816	100.0%
% of total fair value	97.9%	2.1%	0.0%	0.0%	0.0%	100.0%

None of the $35.8 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our collateralized mortgage obligation portfolio at December 31, 2013 by deal origination year (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2002	$0	$840	$0	$0	$0	$840	65.0%
2003	0	0	451	0	0	451	35.0%
Total fair value	$0	$840	$451	$0	$0	$1,291	100.0%
% of total fair value	0.0%	65.0%	35.0%	0.0%	0.0%	100.0%

None of the $1.3 million of collateralized mortgage obligations were issued by GSEs.

The following table presents the credit rating and fair value of our ABS portfolio at December 31, 2013 by deal origination year (in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2001	$77	$0	$0	$0	$0	$77	0.1%
2003	423	0	0	0	0	423	0.6%
2004	5,001	0	0	0	0	5,001	7.0%
2010	529	0	0	0	0	529	0.7%
2011	4,109	366	0	0	0	4,475	6.3%
2012	13,779	6,484	2,693	0	0	22,956	32.2%
2013	24,737	10,692	2,368	0	0	37,797	53.0%
Total fair value	$48,656	$17,542	$5,061	$0	$0	$71,259	100.0%
% of total fair value	68.3%	24.6%	7.1%	0.0%	0.0%	100.0%

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at
December 31, 2013 (in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$8,827	$40,049	$14,163	$0	$0	$63,039	12.9%
CA	0	33,584	9,906	0	0	43,490	8.9%
GA	10,656	10,352	6,518	0	0	27,526	5.7%
MD	22,050	3,957	0	0	0	26,007	5.3%
WA	848	19,539	2,999	0	0	23,386	4.8%
TX	9,118	8,128	5,457	0	0	22,703	4.7%
VA	4,410	17,346	0	0	0	21,756	4.5%
PA	0	13,458	8,262	0	0	21,720	4.5%
NC	9,827	10,018	0	0	0	19,845	4.1%
FL	1,023	9,879	5,449	0	0	16,351	3.4%
All other states	25,946	117,894	57,447	0	0	201,287	41.3%
Total fair value	$92,705	$284,204	$110,202	$0	$0	$487,111	100.0%
% of total fair value	19.0%	58.3%	22.6%	0.0%	0.0%	100.0%

The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at December 31, 2013 (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Type
	General Obligation
State	State	Local	Revenue	Other	Total Fair Value	% of Total Exposure
NY	$1,789	$8,373	$52,877	$0	$63,039	12.9%
CA	9,014	10,631	23,846	0	43,490	8.9%
GA	10,656	1,144	15,726	0	27,526	5.7%
MD	10,444	11,607	3,957	0	26,007	5.3%
WA	6,761	3,102	13,523	0	23,386	4.8%
TX	0	7,817	14,886	0	22,703	4.7%
VA	1,052	6,791	13,913	0	21,756	4.5%
PA	8,547	794	12,379	0	21,720	4.5%
NC	5,954	3,873	10,018	0	19,845	4.1%
FL	1,023	0	10,670	4,657	16,351	3.4%
All other states	43,537	23,442	132,314	1,993	201,287	41.3%
Total fair value	$98,777	$77,573	$304,111	$6,650	$487,111	100.0%
% of total fair value	20.3%	15.9%	62.4%	1.4%	100.0%

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at December 31, 2013 (in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$25,271	$0	$7,207	$20,399	$52,877	17.4%
CA	8,041	9,640	0	6,165	23,846	7.8%
GA	6,770	4,510	1,310	3,136	15,726	5.2%
TX	2,194	3,003	2,873	6,815	14,886	4.9%
VA	1,139	0	3,935	8,839	13,913	4.6%
WA	0	8,601	0	4,922	13,523	4.4%
CO	0	0	7,125	5,366	12,491	4.1%
PA	8,262	0	2,843	1,274	12,379	4.1%
IL	0	0	0	11,119	11,119	3.7%
FL	4,910	0	0	5,760	10,670	3.5%
All other states	16,923	21,091	17,048	67,616	122,679	40.3%
Total fair value	$73,510	$46,846	$42,342	$141,411	$304,111	100.0%
% of total fair value	24.2%	15.4%	13.9%	46.5%	100.0%

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at
December 31, 2013 (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$12,088	$74,514	$39,752	$16,760	$143,113	38.6%
Consumer, Non-cyclical	0	3,797	22,393	8,401	19,923	$54,514	14.7%
Communications	0	0	2,805	19,858	19,345	$42,008	11.3%
Energy	0	0	7,680	11,541	18,675	$37,895	10.2%
Consumer, Cyclical	0	1,253	2,883	7,835	16,495	$28,466	7.7%
Industrial	0	0	1,667	6,493	16,293	$24,452	6.6%
Utilities	0	0	2,745	4,872	8,646	$16,263	4.4%
Technology	0	0	1,705	6,018	5,632	$13,355	3.6%
Basic Materials	0	0	0	5,129	5,621	$10,750	2.9%
Total fair value	$0	$17,138	$116,391	$109,898	$127,389	$370,816	100.0%
% of total fair value	0.0%	4.6%	31.4%	29.6%	34.4%	100.0%

Included in our investments in corporate fixed income securities at December 31, 2013 are $37.2 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows (in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$6,409	$12,300	$0	$0	$18,709	50.3%
Canada	0	3,546	1,684	0	581	$5,811	15.6%
Switzerland	0	0	4,624	0	0	$4,624	12.4%
Australia	0	1,704	2,730	0	0	$4,434	11.9%
France	0	2,081	990	0	0	$3,071	8.3%
Cayman Islands	0	0	0	0	531	$531	1.4%
Total fair value	$0	$13,740	$22,329	$0	$1,112	$37,180	100.0%
% of total fair value	0.0%	37.0%	60.1%	0.0%	3.0%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

Equity Price Risk
Equity price risk is the potential economic loss from adverse changes in equity security prices. Our exposure to equity price risk is limited, as our equity investments comprise only 6.3% of our total investment portfolio. At December 31, 2013, the fair value of our equity portfolio was $91.1 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Underwriting
Premium
Our net earned premium was as follows ($ in thousands):

	Twelve months ended December 31,
	2013	2012	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$1,216,368	$1,130,434	$85,934	7.6%
Other States	24,845	35,499	(10,654)	(30.0)%
Total Personal Auto	1,241,213	1,165,932	75,280	6.5%
Commercial Vehicle	85,301	76,618	8,682	11.3%
Classic Collector	13,305	12,379	927	7.5%
Other	0	(1)	1	(100.0)%
Total gross written premium	1,339,819	1,254,929	84,890	6.8%
Ceded reinsurance	(9,927)	(7,731)	(2,196)	28.4%
Net written premium	1,329,892	1,247,198	82,694	6.6%
Change in unearned premium	(27,367)	(63,108)	35,741	(56.6)%
Net earned premium	$1,302,525	$1,184,090	$118,435	10.0%

	Twelve months ended December 31,
	2012	2011	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$1,130,434	$970,758	$159,675	16.4%
Other States	35,499	36,491	(992)	(2.7)%
Total Personal Auto	1,165,932	1,007,249	158,684	15.8%
Commercial Vehicle	76,618	64,444	12,175	18.9%
Classic Collector	12,379	10,774	1,605	14.9%
Other	(1)	0	(1)	NM
Total gross written premium	1,254,929	1,082,466	172,463	15.9%
Ceded reinsurance	(7,731)	(6,490)	(1,241)	19.1%
Net written premium	1,247,198	1,075,976	171,222	15.9%
Change in unearned premium	(63,108)	(56,916)	(6,192)	10.9%
Net earned premium	$1,184,090	$1,019,060	$165,030	16.2%

NM = Not meaningful

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows our policies in force:

	Twelve months ended December 31,
	2013	2012	Change	% Change
Policies in Force
Personal Auto
Focus States	830,808	859,674	(28,866)	(3.4)%
Other States	16,239	27,941	(11,702)	(41.9)%
Total Personal Auto	847,047	887,615	(40,568)	(4.6)%
Commercial Vehicle	40,183	39,621	562	1.4%
Classic Collector	39,179	38,235	944	2.5%
Total policies in force	926,409	965,471	(39,062)	(4.0)%

	Twelve months ended December 31,
	2012	2011	Change	% Change
Policies in Force
Focus States	859,674	799,077	60,597	7.6%
Other States	27,941	28,340	(399)	(1.4)%
Total Personal Auto	887,615	827,417	60,198	7.3%
Commercial Vehicle	39,621	35,108	4,513	12.9%
Classic Collector	38,235	35,527	2,708	7.6%
Total policies in force	965,471	898,052	67,419	7.5%

2013 compared to 2012

Gross written premium grew 6.8% during 2013. We implemented rate revisions in various states with an overall rate increase of 6.9% during the year. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 10.7%. Policies in force at December 31, 2013 declined 4.0% compared with 2012. Gross written premium grew despite the decline in policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.

During 2013, personal auto insurance gross written premium in our Focus States grew 7.6% when compared with 2012. The increase in gross written premium is primarily due to growth in California and Florida, which grew a combined 14.6% during 2013 as a result of higher average premium and renewal business growth in both states. The growth in California and Florida was partially offset by declines in the remaining Focus States. We have raised rates and tightened underwriting restrictions in these states in order to improve their profitability.

Our Commercial Vehicle gross written premium grew 11.3% during the twelve months ended December 31, 2013. This growth is primarily due to higher average premium and renewal business growth for this product.
Gross written premium in our Classic Collector product grew 7.5% during 2013. This growth is primarily due to growth in renewal business.

2012 compared to 2011

Gross written premium grew 15.9% during 2012. We implemented rate revisions in various states with an overall rate increase of 8.0% during the year. Excluding the effect of rate changes in California, our largest state, the overall rate increase was 12.1%. Policies in force at December 31, 2012 increased 7.5% compared with 2011. Gross written premium grew more than policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which had a higher average premium per policy than our other states.

During 2012, personal auto insurance gross written premium in our Focus States grew 16.4% when compared with 2011. The increase in gross written premium was primarily due to growth in California and Florida.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
California gross written premium grew 7.4% during the twelve months ended December 31, 2012. Rate actions taken by competitors and an increase in business retention stimulated premium growth in the state.

•
Florida gross written premium grew 66.7% during the twelve months ended December 31, 2012. This growth was primarily a result of a 66% increase in new business application counts, higher business retention, an increase of 6.8% in average premium from rate increases and competitor rate increases.

A decline of 17.0% in Texas during 2012 partially offset the growth in California and Florida. The decline in Texas gross written premium was primarily due to actions taken, such as rate increases and the elimination of annual policies, to improve profitability in the state.

Our Commercial Vehicle gross written premium grew 18.9% during the twelve months ended December 31, 2012. This growth was primarily due to higher average premium and better retention for this product.
Gross written premium in our Classic Collector product grew 14.9% during 2012. This growth was primarily due to growth in Florida and Texas resulting from an increase in the number of agencies actively producing business for this product.

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

The following table presents the statutory and GAAP combined ratios:

	Twelve months ended December 31,
	2013			2012			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.5%	17.6%	96.1%	80.2%	18.3%	98.4%	(1.7)%	(0.7)%	(2.4)%
Other States	81.5%	21.3%	102.8%	80.3%	20.9%	101.1%	1.3%	0.4%	1.7%
Subtotal	78.6%	17.7%	96.2%	80.2%	18.3%	98.5%	(1.6)%	(0.7)%	(2.3)%
Commercial Vehicle	75.8%	16.7%	92.4%	70.8%	17.9%	88.7%	5.0%	(1.2)%	3.7%
Classic Collector	54.7%	36.6%	91.4%	78.7%	38.4%	117.0%	(23.9)%	(1.7)%	(25.6)%
Total statutory ratios	78.2%	17.8%	96.0%	79.7%	18.6%	98.3%	(1.5)%	(0.8)%	(2.2)%
Total statutory ratios excluding development	78.0%	17.8%	95.8%	78.3%	18.6%	96.9%	(0.3)%	(0.8)%	(1.1)%
GAAP ratios	78.1%	19.9%	98.0%	79.6%	21.1%	100.7%	(1.5)%	(1.2)%	(2.7)%
GAAP ratios excluding development	77.9%	19.9%	97.7%	78.2%	21.1%	99.3%	(0.3)%	(1.2)%	(1.6)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2012			2011			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	80.2%	18.3%	98.4%	75.4%	20.4%	95.7%	4.8%	(2.1)%	2.7%
Other States	80.3%	20.9%	101.1%	85.8%	23.8%	109.6%	(5.5)%	(3.0)%	(8.5)%
Subtotal	80.2%	18.3%	98.5%	75.8%	20.5%	96.3%	4.4%	(2.2)%	2.3%
Commercial Vehicle	70.8%	17.9%	88.7%	70.6%	17.9%	88.5%	0.2%	0.0%	0.2%
Classic Collector	78.7%	38.4%	117.0%	63.5%	38.7%	102.2%	15.2%	(0.4)%	14.8%
Total statutory ratios	79.7%	18.6%	98.3%	75.4%	20.4%	95.8%	4.3%	(1.8)%	2.5%
Total statutory ratios excluding development	78.3%	18.6%	96.9%	75.0%	20.4%	95.4%	3.4%	(1.8)%	1.5%
GAAP ratios	79.6%	21.1%	100.7%	75.3%	22.7%	98.0%	4.2%	(1.6)%	2.6%
GAAP ratios excluding development	78.2%	21.1%	99.3%	74.9%	22.7%	97.6%	3.3%	(1.6)%	1.7%
In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.
2013 compared to 2012

The statutory combined ratio for the twelve months ended December 31, 2013 decreased by 2.2 points from the same period of 2012. The twelve months ended December 31, 2013 included $2.9 million of unfavorable development on prior year loss and LAE reserves compared to $16.2 million of unfavorable development on prior year loss and LAE reserves in 2012. Excluding the effect of development from both periods, the statutory combined ratio decreased by 1.1 points for the twelve months ended December 31, 2013 compared to 2012.

The GAAP combined ratio for the twelve months ended December 31, 2013 decreased by 2.7 points compared to 2012. Excluding the effect of development from both periods, the GAAP combined ratio decreased by 1.6 points for the twelve months ended December 31, 2013 compared to 2012. The GAAP underwriting ratio declined by 1.2 points for the twelve months ended December 31, 2013 as a result of reduced commission rates on new and renewal business, a lower proportion of new business, on which we pay a higher commission rate than renewal business, and a lower ratio of fixed costs to premium as a result of premium growth in 2013.

Excluding the effect of development, the GAAP combined ratio was 97.7% for the twelve months ended December 31, 2013. As we did in 2013, we will continue to raise rates and tighten underwriting standards in under performing states such as Arizona, Georgia and Pennsylvania. We will also continue to grow our profitable business in California and Florida personal auto as well as our Commercial Vehicle product. We expect these actions to result in a lower combined ratio. Accordingly, we expect the GAAP combined ratio, excluding reserve development, to be between 95.5% and 96.5% for 2014.

Losses from catastrophes were $1.8 million for the twelve months ended December 31, 2013 compared to $4.0 million for 2012.

The combined ratio in the Focus States decreased by 2.4 points for the twelve months ended December 31, 2013. The decline was primarily due to improvement in the loss and LAE ratio in all states except California coupled with an overall decline in the underwriting ratio in the Focus States. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined. Also, the average commission ratios declined due to a shift in business mix from new to renewal business. We typically pay lower commission rates on renewal business than on new business.

The combined ratio in the Other States increased by 1.7 points for the twelve months ended December 31, 2013, primarily due to increases in the loss and LAE ratios in Alabama and Illinois. We have raised rates and tightened underwriting restrictions in these states in order to improve their profitability.

The combined ratio for the Commercial Vehicle product increased by 3.7 points during the twelve months ended December 31, 2013, due to an increase in the loss and LAE ratio.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2012 compared to 2011

The statutory combined ratio for the twelve months ended December 31, 2012 increased by 2.5 points from the same period of
2011. The twelve months ended December 31, 2012 included $16.2 million of unfavorable development on prior year loss and
LAE reserves compared to $4.5 million of unfavorable development on prior year loss and LAE reserves in 2011. Excluding the effect of development from both periods, the statutory combined ratio increased by 1.5 points for the twelve months ended
December 31, 2012 compared to 2011. The increase was primarily due to an increase in the current accident year loss and LAE ratio offset by a decline in the underwriting ratio. The increase in the loss and LAE ratio was primarily attributable to an increase in new business in states such as Florida. The underwriting ratio declined primarily as a result of spreading fixed underwriting costs over a larger written premium base as well as a decline in advertising spending.

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

The combined ratio in the Focus States increased by 2.7 points for the twelve months ended December 31, 2012. An increase in the loss and LAE ratio was offset by a decline in the underwriting ratio. The increase in the loss and LAE ratio was primarily due to unfavorable development in California and Florida. The increase in the loss and LAE ratio in the Focus States was partially offset by a decline in the underwriting ratio of 2.1 points. As we experienced premium growth in these states, the ratio of fixed underwriting costs to premium declined.

The combined ratio in the Other States decreased by 8.5 points for the twelve months ended December 31, 2012, primarily due to a decline in the loss and LAE ratio in Illinois. We reclassified Illinois from a Focus State to an Other
State in 2012 and slowed new business production which drove the decline in the loss and LAE ratio.

The combined ratio for the Commercial Vehicle product increased by 0.2 points during the twelve months ended December 31,
2012, due to an increase in the loss and LAE ratio. The increase was due to several large losses incurred during the third quarter of 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Investment income primarily includes gross investment revenue and investment management fees as shown in the following table (in thousands):

	Twelve months ended December 31,
	2013	2012	2011
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$36,113	$38,234	$41,900
Dividends on equity securities	1,711	1,415	693
Gross investment income	$37,825	$39,649	$42,593
Investment expenses	(2,279)	(2,077)	(2,036)
Net investment income	$35,546	$37,571	$40,557
Average investment balance, at cost	$1,511,558	$1,294,932	$1,225,885
Annualized returns excluding realized gains and losses	2.4%	2.9%	3.3%
Annualized returns including realized gains and losses	2.8%	4.8%	4.0%
2013 compared to 2012
Annualized returns declined due to new money rates that were lower than the book yields of maturing securities. Additionally, new money from operating cash flows was invested at these lower new money rates.
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income in 2013 declined when compared to 2012 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.

Included in investment income in 2013 was $1.7 million related to a change in estimate for principal prepayments for mortgage-backed securities. In October 2013, we began using a better estimate of expected mortgage principal prepayments. Until then, we had used an estimate that was based on the past three months of actual prepayments. The new estimate takes into consideration current and expected market conditions.
2012 compared to 2011
Net investment income for the year ended December 31, 2012 decreased compared to 2011 primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments
We recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, in thousands):

	Twelve months ended
	December 31, 2013
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$6,818	$(1,468)	$5,349
Equities	677	0	677
Total	$7,495	$(1,468)	$6,026

	Twelve months ended
	December 31, 2012
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$11,594	$(1,393)	$10,202
Equities	13,853	0	13,853
Total	$25,447	$(1,393)	$24,055

	Twelve months ended
	December 31, 2011
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$7,295	$(1,447)	$5,848
Equities	2,750	0	2,750
Total	$10,045	$(1,447)	$8,598
2013 compared to 2012
The decline in the total realized gain in 2013 is primarily due to a large capital gain from the sale of our investment in the Vanguard U.S. broad based exchange-traded fund in 2012.
2012 compared to 2011
The increase in the total realized gain in 2012 was primarily a result of securities sold in the fourth quarter of 2012. To improve diversification, we sold our investment in a Vanguard U.S. broad based exchange-traded fund for a pretax gain of $13.8 million and reinvested in a global exchange-traded fund.
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

Other Income

Other income of $0.7 million, $1.0 million and $0.3 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively, is primarily made up of items of a non-recurring nature.

Interest Expense

(in thousands)	Twelve months ended December 31,
	2013	2012	2011
5.5% Senior Notes	$0	$8,605	$10,807
5.0% Senior Notes	13,826	3,934	0
Total	$13,826	$12,539	$10,807
At December 31, 2013 we had $275.0 million of senior notes outstanding. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. On October 17, 2012, we fully redeemed the $195.0 million outstanding principal of senior notes (the "5.5% Senior Notes") due 2014 at a price of 106.729%, or $208.1 million plus accrued interest of $1.8 million. (See Note 4 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the Senior Notes).
Corporate General and Administrative Expenses

(in thousands)	Twelve months ended December 31,
	2013	2012	2011
Corporate general and administrative expenses	$7,870	$7,408	$7,664
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

Redemption price	$208,122
Amortized cost at redemption	(194,878)
Unamortized issuance costs	352
Loss on redemption of debt, pre-tax	$13,595
Other Expenses

(in thousands)	Twelve months ended December 31,
	2013	2012	2011
Corporate litigation expense	$1,169	$910	$630
Loss on subleases	56	109	(824)
Loss on disposal of software and equipment	46	59	635
Other	803	448	893
Total other expenses	$2,073	$1,526	$1,334
2013 compared to 2012
Other expenses for the twelve months ended December 31, 2013 increased $0.5 million, primarily due to a $0.3 million increase in corporate litigation expense made up of items of a non-recurring nature.
2012 compared to 2011
Other expenses for the twelve months ended December 31, 2012 increased $0.2 million, primarily due to $1.0 million in sublease losses reversed in 2011. This increase was partially offset by a $0.6 million decline in losses on disposals of EDP software and equipment.

Income Taxes
The following table reconciles our U.S. statutory rate and effective tax rate for the periods ended December 31, 2013, 2012 and 2011:

	Twelve months ended December 31,
	2013	2012	2011
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends received deduction	(0.8)%	(1.3)%	(0.3)%
Tax exempt interest	(6.1)%	(14.9)%	(6.5)%
Adjustment to valuation allowance	(0.1)%	(29.0)%	(6.5)%
Other	(0.4)%	0.1%	0.3%
Effective tax rate	27.6%	(10.1)%	22.0%

In 2008, as a result of the significant fall in the stock market, the fair value of both our exchange-traded fund (“ETF”) and fixed securities fell significantly. At that time, we wrote the book value of these securities down to market as an other-than-temporary impairment (“OTTI”) and thereby incurred a GAAP pre-tax loss. This loss created a basis difference that generated a significant deferred tax asset. Given the market conditions at the time, and the fact that we were in a capital loss carryforward position, we did not believe that it was more-likely-than-not that this deferred tax asset would be recognized. Therefore, a full valuation allowance was established for this deferred tax asset. This was consistent with the full valuation allowance that had

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

been established for the deferred tax asset relating to the capital loss carryforward.

The valuation allowance on the capital loss carryforward was released as the carryforward was utilized. In 2011, the capital loss carryforward was fully utilized. The valuation allowance on the OTTI deferred tax asset was released as the securities were sold.

In the fourth quarter of 2012, the ETF was sold as part of our plan to seek better diversification in our equity portfolio, resulting in a release of the valuation allowance related to the ETF. Due to the market recovery, the tax loss was fully recognized. Based on the remaining OTTI balance as of December 31, 2012, and our carryback potential, it was management's belief that it was more likely-than-not that we would be able to fully utilize the tax deductions related to OTTI that would be recognized in the future. Therefore, the balance in the valuation allowance was released in the fourth quarter of 2012.

We also maintain a valuation allowance on a net operating loss carryforward for a 51% owned subsidiary that is required to file its federal tax return on a separate company basis. The release of the valuation allowance for 2013 relates to the utilization of a portion of the net operating loss during 2013.
ITEM 7A
Quantitative and Qualitative Disclosures about Market Risk
The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Exposure to Market Risk.
ITEM 8
Financial Statements and Supplementary Data

ITEM 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in the 1992 edition of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013 which is included herein.
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
Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 27, 2014

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
The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 20, 2014.
ITEM 11
Executive Compensation
Incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 20, 2014.
ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 20, 2014.
ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 20, 2014.
ITEM 14
Principal Accountant Fees and Services
Incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 20, 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Infinity Property and Casualty Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 27, 2014

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Twelve months ended December 31,
	2013	2012	% Change	2011	% Change
Revenues:
Earned premium	$1,302,525	$1,184,090	10.0%	$1,019,060	16.2%
Net investment income	35,546	37,571	(5.4)%	40,557	(7.4)%
Net realized gains on investments(1)	6,026	24,055	(74.9)%	8,598	179.8%
Gain on sale of subsidiaries	0	2,922	(100.0)%	4,139	(29.4)%
Other income	707	996	(29.0)%	261	281.4%
Total revenues	1,344,805	1,249,633	7.6%	1,072,616	16.5%
Costs and Expenses:
Losses and loss adjustment expenses	1,017,247	942,253	8.0%	767,629	22.7%
Commissions and other underwriting expenses	258,624	249,856	3.5%	231,559	7.9%
Interest expense	13,912	12,908	7.8%	10,807	19.4%
Corporate general and administrative expenses	7,870	7,408	6.2%	7,664	(3.3)%
Loss on redemption of long-term debt	0	13,595	(100.0)%	0	0.0%
Other expenses	2,073	1,526	35.9%	1,334	14.3%
Total costs and expenses	1,299,727	1,227,546	5.9%	1,018,992	20.5%
Earnings before income taxes	45,078	22,088	104.1%	53,624	(58.8)%
Provision for income taxes	12,445	(2,231)	NM	11,791	(118.9)%
Net Earnings	$32,633	$24,319	34.2%	$41,833	(41.9)%
Net Earnings per Common Share:
Basic	$2.85	$2.09	36.4%	$3.45	(39.6)%
Diluted	2.80	2.04	37.3%	3.37	(39.6)%
Average Number of Common Shares:
Basic	11,451	11,660	(1.8)%	12,111	(3.7)%
Diluted	11,657	11,941	(2.4)%	12,414	(3.8)%
Cash Dividends per Common Share	$1.20	$0.90	33.3%	$0.72	25.0%
(1) Net realized gains before impairment losses	$7,495	$25,447	(70.5)%	$10,045	153.3%
Total other-than-temporary impairment (OTTI) losses	(3,772)	(1,404)	168.7%	(2,302)	(39.0)%
Non-credit portion in other comprehensive income	2,338	44	NM	1,040	(95.8)%
OTTI losses reclassified from other comprehensive income	(33)	(32)	3.3%	(185)	(82.5)%
Net impairment losses recognized in earnings	$(1,468)	$(1,393)	5.4%	$(1,447)	(3.7)%
Total net realized gains on investments	$6,026	$24,055	(74.9)%	$8,598	179.8%
NM = Not meaningful
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Twelve months ended December 31,
	2013	2012	2011
Net earnings	$32,633	$24,319	$41,833
Other comprehensive (loss) income before tax:
Net change in postretirement benefit liability	906	(1,487)	(272)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(15,227)	17,129	25,532
Less: Reclassification adjustments for gains included in net earnings	(6,026)	(24,055)	(8,598)
Unrealized gains (losses) on investments, net	(21,254)	(6,926)	16,934
Other comprehensive income (loss), before tax	(20,348)	(8,412)	16,662
Income tax benefit (expense) related to components of other comprehensive income	7,122	2,944	(5,832)
Other comprehensive income (loss), net of tax	(13,226)	(5,468)	10,831
Comprehensive income	$19,406	$18,851	$52,664
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,345,077 and $1,278,051)	$1,354,305	$1,321,828
Equity securities – at fair value (cost $74,718 and $69,992)	91,127	73,106
Short-term investments - at fair value (cost $2,595 and $0)	2,596	0
Total investments	$1,448,027	$1,394,934
Cash and cash equivalents	134,211	165,182
Accrued investment income	12,772	11,926
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,884 and $16,124	451,339	427,156
Property and equipment, net of accumulated depreciation of $53,368 and $45,339	48,061	39,301
Prepaid reinsurance premium	3,133	2,637
Recoverables from reinsurers (includes $77 and $750 on paid losses and LAE)	14,508	14,428
Deferred policy acquisition costs	88,258	88,251
Current and deferred income taxes	28,648	25,798
Receivable for securities sold	2,791	48,467
Other assets	10,242	10,236
Goodwill	75,275	75,275
Total assets	$2,317,265	$2,303,593
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$646,577	$572,894
Unearned premium	566,004	538,142
Payable to reinsurers	2	137
Long-term debt (fair value $272,632 and $288,879)	275,000	275,000
Commissions payable	19,100	18,073
Payable for securities purchased	39,887	132,440
Other liabilities	113,936	110,665
Total liabilities	$1,660,507	$1,647,351
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,599,047 and 21,493,354 shares issued)	$21,684	$21,529
Additional paid-in capital	368,902	361,845
Retained earnings	685,011	666,199
Accumulated other comprehensive income, net of tax	16,624	29,851
Treasury stock, at cost (10,095,416 and 9,888,680 shares)	(435,463)	(423,181)
Total shareholders’ equity	$656,758	$656,242
Total liabilities and shareholders’ equity	$2,317,265	$2,303,593
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2011	$21,228	$349,742	$619,335	$24,488	$(359,766)	$655,026
Net earnings	—	—	41,833	—	—	41,833
Net change in postretirement benefit liability	—	—	—	(177)	—	(177)
Change in unrealized gain on investments	—	—	—	9,721	—	9,721
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,286	—	1,286
Comprehensive income						52,664
Dividends paid to common shareholders	—	—	(8,745)	—	—	(8,745)
Shares issued and share-based compensation expense, including tax benefit	130	6,168	—	—	—	6,298
Acquisition of treasury stock	—	—	—	—	(43,454)	(43,454)
Balance at December 31, 2011	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	—	—	24,319	—	—	24,319
Net change in postretirement benefit liability	—	—	—	(966)	—	(966)
Change in unrealized gain on investments	—	—	—	(5,866)	—	(5,866)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,365	—	1,365
Comprehensive income						18,851
Dividends paid to common shareholders	—	—	(10,544)	—	—	(10,544)
Shares issued and share-based compensation expense, including tax benefit	172	5,934	—	—	—	6,106
Acquisition of treasury stock	—	—	—	—	(19,960)	(19,960)
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	—	—	32,633	—	—	32,633
Net change in postretirement benefit liability	—	—		589	—	589
Change in unrealized gain on investments	—	—	—	(12,724)	—	(12,724)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(1,091)	—	(1,091)
Comprehensive income						19,406
Dividends paid to common shareholders	—	—	(13,821)	—	—	(13,821)
Shares issued and share-based compensation expense, including tax benefit	155	7,057	—	—	—	7,212
Acquisition of treasury stock	—	—	—	—	(12,282)	(12,282)
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve months ended December 31,
	2013	2012	2011
Operating Activities:
Net earnings	$32,633	$24,319	$41,833
Adjustments:
Depreciation	9,030	8,565	8,775
Amortization	18,936	9,122	8,346
Net realized gains on investments	(6,026)	(24,055)	(8,598)
Loss on redemption of long-term debt	0	13,595	0
Loss on disposal of property and equipment	(120)	52	726
Gain on sale of subsidiaries	0	(2,922)	(4,139)
Share-based compensation expense	4,009	3,194	4,182
Excess tax benefits from share-based payment arrangements	(573)	(896)	(966)
Non-cash activity related to rabbi trust	126	65	(15)
Decrease (increase) in accrued investment income	(845)	(1,165)	1,272
Decrease (increase) in agents’ balances and premium receivable	(24,183)	(44,535)	(45,945)
Decrease (increase) decrease in reinsurance receivables	(575)	(216)	1,850
Decrease (increase) in deferred policy acquisition costs	(7)	(8,180)	(10,146)
Decrease (increase) in other assets	4,583	(15,911)	2,645
Increase (decrease) in unpaid losses and loss adjustment expenses	73,683	77,491	17,571
Increase (decrease) in unearned premium	27,862	63,614	57,157
Increase (decrease) in payable to reinsurers	(135)	92	4
Increase (decrease) in other liabilities	4,860	36,143	(7,988)
Net cash provided by operating activities	143,258	138,371	66,562
Investing Activities:
Purchases of fixed maturities	(774,640)	(699,797)	(391,354)
Purchases of equity securities	(11,100)	(69,002)	(2,000)
Purchases of short-term investments	(5,798)	0	0
Purchases of property and equipment	(17,840)	(9,235)	(23,064)
Maturities and redemptions of fixed maturities	193,421	182,292	141,416
Proceeds from sale of subsidiary companies	0	9,107	15,900
Proceeds from sale of fixed maturities	454,647	452,127	254,295
Proceeds from sale of equity securities	7,244	39,502	7,871
Proceeds from sale of short-term investments	3,204	0	0
Proceeds from sale of property and equipment	171	11	0
Net cash (used in) provided by investing activities	(150,691)	(94,995)	3,065
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	3,203	2,911	2,116
Excess tax benefits from share-based payment arrangements	573	896	966
Proceeds from issuance of long-term debt	0	273,213	0
Redemption of long-term debt	0	(208,122)	0
Principal payments under capital lease obligations	(882)	(673)	0
Acquisition of treasury stock	(12,612)	(19,643)	(43,803)
Dividends paid to shareholders	(13,821)	(10,544)	(8,745)
Net cash (used in) provided by financing activities	(23,538)	38,039	(49,465)
Net (decrease) increase in cash and cash equivalents	(30,971)	81,415	20,163
Cash and cash equivalents at beginning of period	165,182	83,767	63,605
Cash and cash equivalents at end of period	$134,211	$165,182	$83,767
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
INDEX TO NOTES

1	Significant Reporting and Accounting Policies	9	Quarterly Operating Results (Unaudited)
2	Fair Value	10	Insurance Reserves
3	Investments	11	Reinsurance
4	Long-Term Debt	12	Statutory Information
5	Income Taxes	13	Legal and Regulatory Proceedings
6	Computation of Net Earnings per Share	14	Commitments and Contingencies
7	Share-Based Compensation	15	Additional Information
8	Benefit Plans	16	Accumulated Other Comprehensive Income
Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We currently write personal automobile insurance with a concentration on nonstandard automobile insurance, mono-line commercial vehicle insurance and classic collector automobile insurance. Personal auto insurance accounts for 93% of our total gross written premium and we primarily write it in seven states. We wrote approximately 48% of our personal auto gross written premium in the state of California during 2013.
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
We have evaluated events that occurred after December 31, 2013 for recognition or disclosure in our financial statements and the notes to the financial statements.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Gains or losses on securities are determined on the specific identification basis.  When we consider impairment in the value of a specific investment other-than-temporary (“OTTI”), the cost basis of that investment is reduced. For fixed maturity securities that are OTTI, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered OTTI, but we do not intend to and are not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income.
Securities having a fair value of approximately $26.1 million at December 31, 2013 were on deposit as required by regulatory authorities.

Cash and Cash Equivalents
We consider liquid investments having original maturities of three months or less when purchased to be cash equivalents for purposes of the financial statements.
Reinsurance
Our insurance subsidiaries cede insurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, our insurance subsidiaries would remain liable. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policies. Our insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force.
Deferred Policy Acquisition Costs (“DPAC”)
We defer and charge against income ratably over the terms of the related policies policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the successful production of premium writings.  The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, we evaluate the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2013, 2012 and 2011 was $206.7 million, $194.9 million and $171.6 million, respectively.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification (“FASC”), we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2013 using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.
The October 1, 2013 test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2013.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Property and Equipment
We report property and equipment balances at cost less accumulated depreciation. Property and equipment, which consists of land, buildings, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, was $48.1 million at December 31, 2013, net of accumulated depreciation of $53.4 million. We recognized $1.8 million, net of accumulated depreciation of $1.7 million, of equipment held under capital leases in other assets on the Consolidated Balance Sheets with the related lease obligations recorded in other liabilities. We compute depreciation over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and we allocate the related expenses, including amortization of assets recorded under capital leases, to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: losses and LAE, commissions and other underwriting expenses, corporate general and administrative expenses or other expenses.
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
Recently Issued Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance requiring expanded disclosures about amounts reclassified out of accumulated other comprehensive income ("AOCI"). Entities are required to present reclassifications by component when reporting changes in AOCI balances. The guidance requires the presentation of significant amounts reclassified out of AOCI by income statement line item. We adopted the new guidance as of March 31, 2013. The new guidance affects disclosures only and therefore had no impact on our results of operations or financial position.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis (in thousands):

	Fair Value
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$134,211	$0	$0	$134,211
Fixed maturity securities:
U.S. government	64,496	171	0	64,666
State and municipal	0	487,111	0	487,111
Mortgage-backed securities:
Residential	0	323,346	0	323,346
Commercial	0	35,816	0	35,816
Total mortgage-backed securities	$0	$359,162	$0	$359,162
Collateralized mortgage obligations	0	1,291	0	1,291
Asset-backed securities	0	70,573	686	71,259
Corporates	0	365,642	5,175	370,816
Total fixed maturities	$64,496	$1,283,949	$5,860	$1,354,305
Equity securities	91,127	0	0	91,127
Short-term investments	1,200	1,396	0	2,596
Total cash and investments	$291,033	$1,285,345	$5,860	$1,582,238
Percentage of total cash and investments	18.4%	81.2%	0.4%	100.0%

	Fair Value
December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,182	$0	$0	$165,182
Fixed maturity securities:
U.S. government	81,529	296	3,712	85,537
Government-sponsored entities	0	22,140	0	22,140
State and municipal	0	457,113	0	457,113
Mortgage-backed securities:
Residential	0	281,907	0	281,907
Commercial	0	13,768	0	13,768
Total mortgage-backed securities	$0	$295,675	$0	$295,675
Collateralized mortgage obligations	0	19,307	0	19,307
Asset-backed securities	0	79,257	0	79,257
Corporates	0	353,697	9,101	362,797
Total fixed maturities	$81,529	$1,227,486	$12,813	$1,321,828
Equity securities	73,106	0	0	73,106
Total cash and investments	$319,817	$1,227,486	$12,813	$1,560,116
Percentage of total cash and investments	20.5%	78.7%	0.8%	100.0%

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $272.6 million and $288.9 million fair value of our long-term debt at December 31, 2013 and December 31, 2012, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

The following tables present the changes in the Level 3 fair value category (in thousands):

	Twelve months ended
	December 31, 2013
	U.S. Government	State and Municipal	Mortgage-Backed Securities	Collateralized Mortgage Obligations	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,712	$0	$0	$0	$9,101	$0	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	268	0	0	0	583	0	852
Included in other comprehensive income	(418)	0	0	0	(477)	1	(895)
Purchases	0	0	0	0	0	0	0
Sales	(2,968)	0	0	0	(877)	0	(3,845)
Settlements	(594)	0	0	0	(1,824)	(310)	(2,729)
Transfers in	0	0	0	0	0	995	995
Transfers out	0	0	0	0	(1,331)	0	(1,331)
Balance at end of period	$0	$0	$0	$0	$5,175	$686	$5,860

	Twelve months ended
	December 31, 2012
	U.S. Government	State and Municipal	Mortgage-Backed Securities	Collateralized Mortgage Obligations	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$4,438	$0	$0	$509	$10,426	$0	$15,374
Total gains or (losses), unrealized or realized
Included in net earnings	(77)	(15)	0	(74)	269	0	102
Included in other comprehensive income	(52)	14	32	93	309	1	397
Purchases	0	4,002	7,156	0	0	4,005	15,163
Sales	0	0	0	(483)	(254)	0	(737)
Settlements	(597)	(2,750)	0	(44)	(2,344)	0	(5,735)
Transfers in	0	2,781	0	0	2,889	0	5,670
Transfers out	0	(4,031)	(7,188)	0	(2,195)	(4,005)	(17,420)
Balance at end of period	$3,712	$0	$0	$0	$9,101	$0	$12,813

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Of the $5.9 million fair value of securities in Level 3 at December 31, 2013, which consisted of nine securities, we priced six based on non-binding broker quotes and one security, which was included in Level 3 because it was not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service. We manually calculated the remaining two securities, which have a combined fair value of $0.7 million.

Quantitative information about the significant unobservable inputs used in the fair value measurement of these manually priced securities at December 31, 2013 is as follows (in millions):

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

We transferred approximately $1.3 million and $17.4 million of securities in Level 3 to Level 2 during 2013 and 2012, respectively, because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $1.0 million and $5.7 million of securities into Level 3 from Level 2 during 2013 and 2012, respectively, because we could not obtain a price from a third party nationally recognized pricing service or because a rating by a NRSRO was not available. There were no transfers between Levels 1 and 2 during 2013 or 2012.

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
The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$134,211	$134,211	$165,182	$165,182
Available-for-sale securities
Fixed maturities	1,354,305	1,354,305	1,321,828	1,321,828
Equity securities	91,127	91,127	73,106	73,106
Short-term investments	2,596	2,596	0	0
Total cash and investments	$1,582,238	$1,582,238	$1,560,116	$1,560,116
Liabilities:
Long-term debt	$275,000	$272,632	$275,000	$288,879
See Note 3 to the Consolidated Financial Statements for additional information on investments and Note 4 for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 Investments

We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the twelve months ended December 31, 2013 were $465.1 million. These proceeds are net of $2.8 million of receivable for securities sold during 2013 that had not settled at December 31, 2013. The proceeds from sales of securities for the twelve months ended December 31, 2012 were $491.6 million. These proceeds are net of $48.5 million of receivable for securities sold during 2012 that had not settled at December 31, 2012. The proceeds from sales of securities for the twelve months ended December 31, 2011 were $262.2 million. These proceeds are net of $1.2 million of receivable for securities sold during 2011 that had not settled at December 31, 2011. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	December 31, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,194	$900	$(427)	$64,666	$0
State and municipal	478,092	10,789	(1,771)	487,111	(73)
Mortgage-backed securities:
Residential	330,169	1,985	(8,809)	323,346	(2,435)
Commercial	35,781	339	(304)	35,816	0
Total mortgage-backed securities	$365,950	$2,324	$(9,113)	$359,162	$(2,435)
Collateralized mortgage obligations	1,228	63	0	1,291	(161)
Asset-backed securities	71,183	178	(103)	71,259	(8)
Corporates	364,430	9,086	(2,700)	370,816	(612)
Total fixed maturities	$1,345,077	$23,340	$(14,112)	$1,354,305	$(3,290)
Equity securities	74,718	16,409	0	91,127	0
Short-term investments	2,595	1	0	2,596	0
Total	$1,422,390	$39,750	$(14,112)	$1,448,027	$(3,290)

	December 31, 2012
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$83,320	$2,225	$(8)	$85,537	$0
Government-sponsored entities	21,401	740	0	22,140	0
State and municipal	438,367	19,109	(364)	457,113	(53)
Mortgage-backed securities:
Residential	275,668	6,511	(272)	281,907	(292)
Commercial	13,023	749	(3)	13,768	0
Total mortgage-backed securities	$288,691	$7,259	$(275)	$295,675	$(292)
Collateralized mortgage obligations	18,847	469	(9)	19,307	(244)
Asset-backed securities	78,931	435	(109)	79,257	(51)
Corporates	348,494	14,807	(503)	362,797	(972)
Total fixed maturities	$1,278,051	$45,045	$(1,268)	$1,321,828	$(1,612)
Equity securities	69,992	3,115	0	73,106	0
Total	$1,348,042	$48,160	$(1,268)	$1,394,934	$(1,612)
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

	Less than 12 Months				12 Months or More
December 31, 2013	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	11	$26,396	$(427)	1.6%	0	$0	$0	0.0%
State and municipal	51	121,431	(1,425)	1.2%	4	8,062	(346)	4.1%
Mortgage-backed securities:
Residential	229	207,821	(7,064)	3.3%	34	39,659	(1,744)	4.2%
Commercial	11	22,311	(290)	1.3%	1	756	(14)	1.8%
Total mortgage-backed securities	240	$230,133	$(7,354)	3.1%	35	$40,415	$(1,758)	4.2%
Collateralized mortgage obligations	0	0	0	0.0%	0	0	0	0.0%
Asset-backed securities	18	14,738	(103)	0.7%	0	0	0	0.0%
Corporate	90	115,735	(2,621)	2.2%	1	1,212	(79)	6.1%
Total fixed maturities	410	$508,432	$(11,929)	2.3%	40	$49,688	$(2,183)	4.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	410	$508,432	$(11,929)	2.3%	40	$49,688	$(2,183)	4.2%

	Less than 12 Months				12 Months or More
December 31, 2012	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	3	$11,758	$(8)	0.1%	0	$0	$0	0.0%
State and municipal	32	52,399	(364)	0.7%	0	0	0	0.0%
Mortgage-backed securities:
Residential	42	75,927	(272)	0.4%	0	0	0	0.0%
Commercial	1	73	0	0.6%	1	259	(3)	1.1%
Total mortgage-backed securities	43	$76,000	$(272)	0.4%	1	$259	$(3)	1.1%
Collateralized mortgage obligations	2	1,264	(9)	0.7%	0	0	0	0.0%
Asset-backed securities	6	11,941	(57)	0.5%	2	6,138	(52)	0.8%
Corporate	58	70,540	(503)	0.7%	0	0	0	0.0%
Total fixed maturities	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Total	144	$223,903	$(1,213)	0.5%	3	$6,397	$(55)	0.8%

 The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors we considered and resources we used in our determination include:

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2013	December 31, 2012
Number of positions held with unrealized:
Gains	590	749
Losses	450	147
Number of positions held that individually exceed unrealized:
Gains of $500,000	1	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	81%	81%
Losses that were investment grade	93%	86%
Percentage of fair value held with unrealized:
Gains that were investment grade	88%	92%
Losses that were investment grade	95%	93%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at December 31, 2013 (in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses:
Three months or less	$205,542	$(1,674)	$(1,654)	$(20)	$0
Four months through six months	14,964	(130)	(130)	0	0
Seventh months through nine months	269,559	(9,851)	(4,957)	(4,894)	0
Ten months through twelve months	39,685	(1,112)	(757)	(355)	0
Greater than twelve months	28,371	(1,344)	(571)	(774)	0
Total	$558,121	$(14,112)	$(8,068)	$(6,044)	$0

*	As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on securities included the following (in thousands):

	Pretax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
December 31, 2013
Unrealized holding gains (losses) on securities arising during the period	$(29,199)	$13,971	$1	$5,330	$(9,898)
Realized (gains) losses included in net earnings	(6,818)	(677)	0	2,623	(4,872)
Impairment losses recognized in net earnings	1,468	0	0	(514)	954
Change in unrealized gain (loss) on securities, net	$(34,549)	$13,294	$1	$7,439	$(13,815)
December 31, 2012
Unrealized holding gains (losses) on securities arising during the period	$10,678	$6,451	$0	$(5,995)	$11,134
Realized (gains) losses included in net earnings(1)	(11,594)	(13,853)	0	8,907	(16,541)
Impairment losses recognized in net earnings	1,393	0	0	(487)	905
Change in unrealized gain (loss) on securities, net	$476	$(7,402)	$0	$2,424	$(4,502)
December 31, 2011
Unrealized holding gains (losses) on securities arising during the period	$25,233	$299	$0	$(8,936)	$16,596
Realized (gains) losses included in net earnings	(7,295)	(2,750)	0	3,516	(6,529)
Impairment losses recognized in net earnings	1,447	0	0	(506)	940
Change in unrealized gain (loss) on securities, net	$19,384	$(2,451)	$0	$(5,927)	$11,007
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and noncredit component (in thousands):

	2013	2012
Balance at beginning of year	$487	$1,728
Additions for:
Previously impaired securities	27	0
Newly impaired securities	659	110
Previously all credit	26	0
Reductions for:
Securities sold and paydowns	(206)	(616)
Securities that no longer have a non-credit component	(37)	(735)
Balance at end of year	$956	$487

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2013, based on their fair values
(in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Value				Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$61,980	$1,517	$5,867	$69,364	$68,885
After one year through five years	423,920	140,721	1,847	566,487	553,683
After five years through ten years	149,976	125,788	0	275,764	273,351
After ten years	6,168	4,810	0	10,978	10,797
Mortgage-backed, asset-backed and collateralized mortgage obligations	143,806	285,285	2,620	431,712	438,361
Total	$785,851	$558,121	$10,334	$1,354,305	$1,345,077

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net Investment Income
The following table shows investment income earned and investment expenses incurred (in thousands):

	Twelve months ended December 31,
	2013	2012	2011
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$36,113	$38,234	$41,900
Dividends on equity securities	1,711	1,415	693
Gross investment income	$37,825	$39,649	$42,593
Investment expenses	(2,279)	(2,077)	(2,036)
Net investment income	$35,546	$37,571	$40,557
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

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0%
Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the
December 31, 2013 fair value of $272.6 million using a 209 basis point spread to the ten year U.S. Treasury Note of 3.029%.

We paid interest on long-term debt of $13.8 million, $12.5 million and $10.7 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2013, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 Income Taxes
In the years 2013, 2012 and 2011, we paid $7.6 million, $9.0 million and $9.2 million, respectively, in taxes. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Twelve Months December 31,
	2013	2012	2011
Earnings before income taxes	$45,078	$22,088	$53,624
Income taxes at statutory rate	15,777	7,731	18,768
Effect of:
Dividends-received deduction	(357)	(296)	(145)
Tax-exempt interest	(2,743)	(3,294)	(3,510)
Adjustment to valuation allowance	(48)	(6,402)	(3,507)
Other	(184)	30	184
Provision for income taxes as shown on the Consolidated Statements of Earnings	$12,445	$(2,231)	$11,791
GAAP effective tax rate	27.6%	(10.1)%	22.0%
The total income tax provision (benefit) consists of (in thousands):

	2013	2012	2011
Current	$10,541	$3,605	$12,416
Deferred	1,904	(5,836)	(625)
Provision for income taxes	$12,445	$(2,231)	$11,791

We generated capital losses in 2007 and 2009 that were fully utilized in 2010 and 2011. The deferred tax asset relating to the capital loss carryforward was fully offset by a valuation allowance. The valuation allowance was released through the provision for income taxes as the capital loss carryforward was utilized each year, with the final release occurring in 2011.
A full valuation allowance was also maintained on the deferred tax asset relating to the credit portion of the reserve for other-than-temporarily impaired securities. In 2012 a security which accounted for approximately 77% of the balance in the reserve for other-than-temporarily impaired securities was sold. As of December 31, 2012, management determined that it was more likely than not that the deferred tax asset relating to the reserve for other-than-temporarily impaired securities would be recognized and the valuation allowance was released through the provision for income taxes.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Discount on loss reserves	$7,045	$9,066
Unearned premium reserve	39,401	37,485
Bad debts	5,559	5,670
Accrued bonuses	2,442	2,269
Deferred compensation	4,842	4,356
Long-term incentive compensation	2,040	0
Other	5,473	9,044
Gross deferred tax assets	$66,803	$67,891
Valuation allowance for deferred tax assets	(165)	(213)
	$66,638	$67,677
Deferred tax liabilities:
Deferred policy acquisition costs	$(30,890)	$(30,888)
Investment securities – unrealized gains	(8,973)	(16,412)
Other	(2,111)	(1,138)
Total deferred tax liabilities	$(41,975)	$(48,438)
Net deferred tax assets	$24,663	$19,240
Current income taxes	3,985	6,558
Current and deferred income taxes	$28,648	$25,798

An analysis is performed on a quarterly basis to determine if there is sufficient evidence that it is more likely than not that the deferred tax assets will be recognized for tax purposes. The evidence that is considered in assessing the need for a valuation allowance includes: (i) sufficient future taxable income, (ii) sufficient ordinary and capital taxable income in carryback periods, (iii) the reversals of existing taxable temporary differences and (iv) tax planning strategies that could be utilized to accelerate the recognition of capital gains in the future. Based on this evaluation, it is management’s belief that the only valuation allowance required at December 31, 2013 and December 31, 2012 related to the net operating loss carryover for an inactive company that is required to file its federal tax return on a separate company basis.

We did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2013. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2013.

The Company is not currently under examination by the IRS and the statute of limitations has expired for all years prior to 2010.

Note 6 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share (in thousands, except per share figures):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Twelve months ended December 31,
	2013	2012	2011
Net earnings	$32,633	$24,319	$41,833
Average basic shares outstanding	11,451	11,660	12,111
Basic net earnings per share	$2.85	$2.09	$3.45

Average basic shares outstanding	11,451	11,660	12,111
Restricted stock not vested	46	28	72
Dilutive effect of assumed option exercises	29	97	117
Dilutive effect of Performance Share Plan	130	156	114
Average diluted shares outstanding	11,657	11,941	12,414
Diluted net earnings per share	$2.80	$2.04	$3.37
Note 7 Share-Based Compensation

We established the Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”), which was approved by the Company’s shareholders on May 21, 2013. Under the 2013 Plan, 750,000 shares are authorized and reserved for issuance. Upon the approval by the shareholders of the 2013 Plan, we became prohibited from issuing any further grants under the Restricted Stock Plan, Directors’ Plan, Performance Share Plan, or Stock Option Plan (collectively, the "Prior Plans"). However, all outstanding awards under the Prior Plans remain outstanding and will continue to be administered and settled with the applicable provisions of the Prior Plans.

The number of shares issued, by plan, for share-based compensation arrangements was as follows:

	2013		2012	2011
	2013 Plan	Prior Plans
Restricted Stock	0	0	0	72,234
Non-employee Directors’ Stock	6,517	0	5,502	6,657
Performance Shares	0	17,934	49,098	32,957
Total	6,517	17,934	54,600	111,848

Restricted Stock Plan

On July 31, 2007, our Compensation Committee (“Committee”) approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares of restricted stock vested in full on July 31, 2011. On August 2,
2011, the Committee approved the grant of an additional 72,234 shares of restricted stock to certain officers under the
Restricted Stock Plan. These shares will vest in full on August 2, 2014. During the vesting period, the shares of restricted stock will not have voting rights but will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.
Stock Option Plan
We have not granted options under this plan since 2004. We generally granted options with an exercise price equal to the closing price of our stock at the date of grant with a 10 year contractual life. All of the options under this plan have fully vested. Subject to specific limitations contained in the SOP, our Board of Directors has the ability to amend, suspend or terminate the plan at any time without shareholder approval. As of February 13, 2014, all options granted under the SOP had either expired or been exercised.
As permitted by the Stock Compensation topic of the FASB Accounting Standards Codification, we used the modified Black-Scholes model to estimate the value of employee stock options on the date of grant that used the assumptions noted below. We based expected volatilities on historical volatilities of our stock. We judgmentally selected the expected option life to be 7.5 years, which is also the midpoint between the last vesting date and the end of the contractual term. We based the risk-free rate

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

for periods within the contractual life of the options on the U.S. Treasury yield curve in effect at the time of grant. We based the dividend yield on expected dividends at the time of grant.
Optionees must make payment for shares purchased upon exercise by tendering cash, by delivery of shares of common stock already owned by the optionee having a fair market value equal to the cash option price of the shares, by assigning the proceeds of a sale or loan with respect to some or all of the shares being acquired (subject to applicable law), by a combination of the foregoing or by any other method.
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

We estimated the weighted-average grant date fair value of options granted during 2004 and 2003 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

	2004 Grants	2003 Grants
Weighted-average grant date fair value	$13.87	$5.97
Dividend yield	0.7%	1.4%
Expected volatility	33.0%	33.0%
Risk-free interest rate	4.3%	4.0%
Expected life (in years)	7.5	7.5
Weighted-average grant exercise price	$33.56	$16.11
Outstanding as of December 31, 2013	16,000	0
The following table describes activity for our SOP for the twelve-month period ended December 31, 2013:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2013	91,357	$31.32
Exercised	(75,357)	30.84
Outstanding as of December 31, 2013	16,000	$33.58	0.11	$0.6
Vested as of December 31, 2013	16,000	$33.58	0.11	$0.6
Exercisable as of December 31, 2013	16,000	$33.58	0.11	$0.6

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 were $1.3 million, $0.6 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from options exercised for the years ended December 31, 2013, 2012 and 2011 totaled $0.5 million, $0.6 million and $0.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was approximately $2.4 million, $3.9 million and $1.8 million, respectively.
In 2013, senior executives of the company, including the CEO, surrendered to the company 15,315 shares of stock they owned in order to exercise 30,357 options.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We have a policy of issuing new stock for the exercise of options.

Employee Stock Purchase Plan

Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the
ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 59,945 as of December 31, 2013. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

The amount of total compensation cost for share-based compensation arrangements was as follows (in thousands):

	Twelve months ended December 31,
	2013		2012		2011
	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit
Restricted Stock	$1,190	$417	$1,190	$417	$960	$336
Non-employee Directors’ Stock Ownership Plan	385	135	300	105	350	123
Employee Stock Purchase Plan	54	0	55	0	42	0
Performance Shares	2,380	833	1,704	596	2,872	1,005
Total	$4,009	$1,384	$3,249	$1,118	$4,224	$1,464
Note 8 Benefit Plans
We provide retirement benefits for all eligible employees by matching contributions made on participants' discretionary basis to participants' accounts in our qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $17,500 per year or 25% of the participant's salary in 2013. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,500 for 2013. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by us was 100% of participants' contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $12,750 in 2013. The plan expense was $4.9 million, $4.6 million and $4.0 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively.
Our Supplemental Employee Retirement Plan (“SERP”) is a non-qualified deferred compensation plan that enables eligible employees to contribute and to receive employer-matching contributions that the provisions of the 401(k) Retirement Plan or laws preclude due to limits on compensation. We amended the SERP effective January 1, 2010 to permit participants to make contributions and to permit us to make matching contributions on compensation that exceeds the statutory annual compensation limit of $255,000 for qualified defined contribution plans. We contributed $0.1 million to the SERP for each of the years ended December 31, 2013, 2012 and 2011. We maintain a rabbi trust that includes investments to fund the SERP. As of December 31, 2013, investments in the rabbi trust totaled $1.3 million. We reflected these investments at fair value as equity securities on the Consolidated Balance Sheets.
We maintain a non-qualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at our approximate long-term borrowing rate. The deferred amounts are our general obligation liability and amounted to $13.8 million, $12.4 million and $11.1 million at December 31, 2013, 2012 and 2011, respectively. We credited interest of approximately $0.6 million, $0.6 million and $0.5 million for these same periods.
We also provide post-retirement medical and life insurance benefits to certain eligible retirees. During 2006, we determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Our calculation of the accumulated post-retirement benefit obligation

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(“APBO”) as of December 31, 2013, 2012 and 2011 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.
Unrecognized actuarial gains of $1.0 million ($0.6 million net of tax) and prior service costs of $1.0 million ($0.7 million net of tax) that have not yet been recognized in net periodic post-retirement benefit cost are included in accumulated other comprehensive income at December 31, 2013. We expect to recognize a $0.1 million actuarial gain and $0.2 million of amortization of prior service costs in net periodic post-retirement benefit income during the fiscal year ended December 31, 2014.
We recognized the unfunded status of the APBO plan of $4.5 million at December 31, 2013 in the Consolidated Balance Sheets. We expect no plan assets to be returned to us during the fiscal year ended December 31, 2014.
The following tables show data related to the APBO plan (in thousands):

	2013	2012
Net benefit obligation at beginning of year	$5,004	$3,526
Service cost	331	119
Interest cost	159	136
Participant contributions	27	23
Plan amendment	0	1,224
Assumption change	(342)	285
Actuarial (gain) loss	(364)	(45)
Gross benefits paid	(342)	(264)
Net benefit obligation at end of year	$4,473	$5,004

The 2012 $1.2 million plan amendment relates to a modification in the premium charged to eligible retirees.

The following table discloses the components of net periodic post-retirement benefit cost (in thousands):

	2013	2012	2011
Service cost	$331	$119	$102
Interest cost	159	136	164
Amortization of prior service cost	199	0	0
Amortization of net cumulative (gain)/loss	0	(23)	(63)
Net periodic post-retirement benefit cost	$690	$232	$202

The following table discloses discount rates used to determine benefit obligations:

	2013	2012	2011
Discount rate	4.10%	3.30%	4.00%

The weighted average health care cost trend rate used in measuring the accumulated post-retirement benefit cost is 8.0% for 2014, declining to 5.5% in 2035.
The following table discloses the effects of a hypothetical one percentage point increase and the effects of a hypothetical one percentage point decrease in the assumed healthcare trend rate (in thousands):

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2013	2012	2011
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$349	389	311
1% decrease	(318)	(363)	(276)
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit costs:

1% increase	$53	56	$35
1% decrease	(47)	(49)	(29)

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	315	241
Participant contributions	27	23
Gross benefits paid	(342)	(264)
Fair value of plan assets at end of year	$0	$0
The following table presents the funded status and the amounts recognized in the Consolidated Balance Sheets (in thousands):

	2013	2012
Fair value of plan assets	$0	$0
Benefit obligations	(4,473)	(5,004)
Funded status at end of year	$(4,473)	$(5,004)
Contributions made after the measurement date	0	0
Unrecognized actuarial net (gain) loss	0	0
Unrecognized prior service cost	0	0
Net amount recognized at end of year	$(4,473)	$(5,004)
The following table presents the ten-year forecast and best estimate of expected benefit payments (in thousands):

	2013		2012		2011
2014	$292	2013	$315	2012	241
2015	304	2014	341	2013	250
2016	346	2015	356	2014	258
2017	361	2016	390	2015	258
2018	398	2017	395	2016	264
2019-2023	2,459	2018-2022	2,474	2017-2021	1,318
Ten Year Total	$4,160		$4,270		2,590
Our best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2014 is $0.3 million.

Note 9 Quarterly Operating Results (Unaudited)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

While we recognize insurance premium on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods.
The following are quarterly results of our consolidated operations for the three years ended December 31, 2013 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2013
Revenues	$330,802	$340,704	$334,963	$338,336	$1,344,805
Net earnings	8,662	7,408	7,195	9,368	32,633
Net earnings per share:
Basic	$0.75	$0.65	$0.63	$0.82	$2.85
Diluted	0.74	0.64	0.62	0.81	2.80
2012
Revenues	$287,402	$305,983	$313,734	$342,515	$1,249,633
Net earnings	4,294	6,954	5,154	7,917	24,319
Net earnings per share:
Basic	$0.37	$0.59	$0.44	$0.68	$2.09
Diluted	0.35	0.58	0.43	0.67	2.04
2011
Revenues	$252,288	$264,209	$266,127	$289,992	$1,072,616
Net earnings	10,231	6,825	6,733	18,044	41,833
Net earnings per share:
Basic	$0.83	$0.56	$0.56	$1.53	$3.45
Diluted	0.81	0.54	0.55	1.49	3.37
Net realized gains (losses) on investments amounted to:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2013	$3,824	$794	$(546)	$1,955	$6,026
2012	238	2,166	268	21,382	24,055
2011	2,923	1,959	722	2,995	8,598
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
The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance:

(in thousands)	2013	2012	2011
Balance at Beginning of Period
Unpaid losses on known claims	$205,589	$181,972	$180,334
IBNR losses	218,552	177,645	164,140
LAE	148,753	135,787	133,359
Total unpaid losses and LAE	572,894	495,403	477,833
Reinsurance recoverables	(13,678)	(14,640)	(16,521)
Unpaid losses and LAE, net of reinsurance recoverables	559,215	480,764	461,312
Current Activity
Loss and LAE incurred:
Current accident year	1,014,299	926,033	763,109
Prior accident years	2,948	16,219	4,519
Total loss and LAE incurred	1,017,247	942,253	767,629
Loss and LAE payments:
Current accident year	(593,850)	(553,549)	(459,798)
Prior accident years	(350,466)	(310,252)	(288,379)
Total loss and LAE payments	(944,316)	(863,801)	(748,177)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	632,146	559,215	480,764
Add back reinsurance recoverables	14,431	13,678	14,640
Total unpaid losses and LAE	$646,577	$572,894	$495,403
Unpaid losses on known claims	$221,447	$205,589	$181,972
IBNR losses	262,660	218,552	177,645
LAE	162,469	148,753	135,787
Total unpaid losses and LAE	$646,577	$572,894	$495,403

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2012 were the primary sources of the $2.9 million unfavorable reserve development during the twelve months ended December 31, 2013.

Increases in severities in both bodily injury coverage in California and personal injury protection coverage in Florida related to accident year 2011 were the primary sources of the $16.2 million unfavorable reserve development during the twelve months ended December 31, 2012.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 Reinsurance
The following table shows written and earned premium included in earnings for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded (in thousands):

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2013	$1,339,803	$16	$(9,927)	$1,329,892	0.0%
2012	1,254,386	543	(7,731)	1,247,198	0.0%
2011	1,082,458	8	(6,490)	1,075,976	0.0%
Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2013	$1,311,942	$15	$(9,432)	$1,302,525	0.0%
2012	1,190,773	542	(7,225)	1,184,090	0.0%
2011	1,025,302	7	(6,249)	1,019,060	0.0%
Assumed Reinsurance
Assumed business consists of two components:
(i) Business assumed from other unaffiliated insurance companies and
(ii) Business assumed from involuntary pools and associations.
We assumed $4.1 million, $5.4 million and $7.0 million, respectively, at December 31, 2013, 2012 and 2011 of total unpaid losses and LAE from unaffiliated insurance companies. We assumed no premium from unaffiliated insurance companies in 2013 or 2011. In 2012, we assumed $0.5 million of premium from unaffiliated insurance companies.
At December 31, 2013, 2012 and 2011, we assumed $7.8 million, $8.0 million and $8.3 million, respectively, of assumed unpaid losses and LAE as part of fronting arrangements under which we utilized these companies' insurance licenses to write business while assuming substantially all of that business back from these carriers.
Although the business was issued on these unaffiliated companies' policies, we manage the claims adjusting and loss reserving for this business.

During the twelve months ended December 31, 2013, 2012 and 2011, we assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.
Ceded Reinsurance

We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2011, our catastrophe reinsurance provided protection for losses up to $15 million in excess of $5 million for any single event and from April 1, 2011 forward, there was an additional layer which covered 75% of $5 million of losses in excess of $20 million for any single event. For 2012, we increased our catastrophe reinsurance protection to cover 100% of $25 million in excess of $5 million. During 2013, our catastrophe reinsurance protection was 100% of $45 million in excess of $5 million. For 2014, we have increased our catastrophe reinsurance protection to 100% of $55 million in excess of $5 million. Our excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Ceded reinsurance for all programs reduced our incurred losses and LAE by $1.6 million, $2.5 million and $1.0 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 Statutory Information

Capital and Surplus

Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis were as follows (in thousands):

Statutory Net Earnings			Statutory Capital and Surplus
2013	2012	2011	2013	2012
$44,906	$31,141	$37,288	$673,973	$613,177
For the twelve-month periods ended December 31, 2013, 2012 and 2011, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest. Net earnings for 2012 and 2011 include $0.1 million and $(0.9) million, respectively, related to the subsidiaries sold as of December 31, 2012.

At December 31, 2013, the consolidated amount of statutory capital and surplus necessary to satisfy regulatory requirements as defined by the National Association of Insurance Commissioners' ("NAIC") Risk-Based Capital ("RBC") calculation was $143.8 million. This amount of statutory capital and surplus represents the 'Company Action Level' ("CAL") of minimum surplus. Falling below this level would require a company to prepare and submit an RBC plan to address the deficiency in surplus to the CAL to the commissioner of its state of domicile.

Restrictions on Transfer of Funds and Assets of Subsidiaries

As of December 31, 2013, there are no regulatory restrictions on the payment of dividends to our shareholders. However, our ability to declare and pay dividends will depend on the working capital in the holding company, as well as dividends received from our insurance subsidiaries.

Payments of dividends, loans and advances by our insurance subsidiaries are subject to certain restrictions under various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2014 from our insurance subsidiaries without regulatory approval is approximately $66.8 million. Additional amounts of dividends, loans and advances require regulatory approval.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 Commitments and Contingencies
Commitments
Minimum rental commitments under non-cancelable leases with an initial or remaining term of more than one year as of December 31, 2013 were as follows (in thousands):

Due in	Operating Leases	Capital Leases
2014	$9,563	$742
2015	8,221	713
2016	4,431	226
2017	2,900	86
2018	2,531	12
Thereafter	1,157	3
Total	$28,803	$1,783
All of these leases expire within 8 years. The most significant leased office spaces are located in Birmingham, Alabama and suburban Los Angeles, California. These two leases combined total $16.7 million of the $28.8 million in minimum rental commitments for operating leases mentioned above.
The operating leases above include leased vehicles. As vehicles are surrendered, they are sold for cash by the lessor. We guarantee that proceeds from sales will be at least equal to the lessor's depreciated book value. Otherwise, we are credited the excess or we pay the deficit. The lessors depreciated book value at December 31, 2013 on the vehicles we lease was $6.0 million, which represents the maximum deficit we would be required to pay if the lessor received no proceeds from the sale. Historically, we have not made any material additional rental payments due to surrendered vehicles.
Lease expense incurred for all leases during the last three years was as follows (in thousands):

	Twelve months ended December 31,
	2013	2012	2011
Lease expense	$12,015	$12,389	$14,448
Sublease income	(163)	(420)	(441)
Total	$11,851	$11,969	$14,007
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
Notes to Consolidated Financial Statements

Note 15 Additional Information
Allowances for Uncollectible Accounts
Agents’ balances and premium receivable included in the Consolidated Balance Sheets are net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows (in thousands):

	2013	2012	2011
Beginning balance	$16,124	$13,497	$12,323
Provision for losses	20,913	24,884	21,259
Uncollectible amounts written off	(21,154)	(22,256)	(20,085)
Ending balance	$15,884	$16,124	$13,497
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $50.5 million, $45.4 million and $5.9 million, respectively, at December 31, 2013, 2012 and 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows (in thousands):

	Twelve Months Ended December 31,
	2013			2012			2011
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(967)	$339	$(629)	$519	$(182)	$337	$791	$(277)	$514
Effect on other comprehensive income	906	(317)	589	(1,487)	520	(966)	(272)	95	(177)
Accumulated change in postretirement benefit liability, end of period	$(62)	$22	$(40)	$(967)	$339	$(629)	$519	$(182)	$337

Accumulated unrealized gains on investments, net, beginning of period	$46,892	$(16,412)	$30,480	$53,817	$(18,836)	$34,981	$36,884	$(12,909)	$23,974
Other comprehensive income before reclassification	(15,227)	5,330	(9,898)	17,129	(5,995)	11,134	25,532	(8,936)	16,596
Reclassification adjustment for other-than-temporary impairments included in net income	1,468	(514)	954	1,393	(487)	905	1,447	(506)	940
Reclassification adjustment for realized gains included in net income	(7,495)	2,623	(4,872)	(25,447)	8,907	(16,541)	(10,045)	3,516	(6,529)
Effect on other comprehensive income	(21,254)	7,439	(13,815)	(6,926)	2,424	(4,502)	16,934	(5,927)	11,007
Accumulated unrealized gains on investments, net, end of period	$25,638	$(8,973)	$16,665	$46,892	$(16,412)	$30,480	$53,817	$(18,836)	$34,981

Accumulated other comprehensive income, beginning of period	$45,924	$(16,073)	$29,851	$54,336	$(19,018)	$35,319	$37,674	$(13,186)	$24,488
Change in postretirement benefit liability	906	(317)	589	(1,487)	520	(966)	(272)	95	(177)
Change in unrealized gains on investments, net	(21,254)	7,439	(13,815)	(6,926)	2,424	(4,502)	16,934	(5,927)	11,007
Effect on other comprehensive income	(20,348)	7,122	(13,226)	(8,412)	2,944	(5,468)	16,662	(5,832)	10,831
Accumulated other comprehensive income, end of period	$25,576	$(8,952)	$16,624	$45,924	$(16,073)	$29,851	$54,336	$(19,018)	$35,319

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
PART IV
ITEM 15
Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 10 to the Consolidated Financial Statements.

B. Schedules filed herewith as of December 31, 2013:

Page

I – Summary of Investments (See Note 3)	58

II – Condensed Financial Information of Registrant	80

III – Supplementary Insurance Information	Not required

IV – Reinsurance (See Note 11)	74

V – Valuation and Qualifying Accounts (see Note 15)	77

VI – Supplemental Information Concerning Property-Casualty Insurance Operations	82
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(in thousands)

	December 31,
	2013	2012
Assets:
Investment in subsidiaries	$814,371	$778,070
Fixed maturities – at fair value (amortized cost: $80,648 and $105,867)	78,401	107,299
Equity securities – at fair value (cost $1,201 and $989 )	1,332	1,012
Cash and cash equivalents	33,441	80,171
Other assets	13,163	51,927
Total assets	$940,707	$1,018,478
Liabilities and Shareholders’ Equity:
Long-term debt	$275,000	$275,000
Other liabilities	7,955	86,304
Payable to affiliates	993	932
Shareholders’ equity	656,758	656,242
Total liabilities and shareholders’ equity	$940,707	$1,018,478
Condensed Statements of Earnings
(in thousands)

	Twelve months ended December 31,
	2013	2012	% Change	2011	% Change
Income:
Income in equity of subsidiaries	$45,010	$42,253	6.5%	$49,256	(14.2)%
Net investment income	1,799	2,725	(34.0)%	4,516	(39.7)%
Realized gain on investments	611	2,883	(78.8)%	1,799	60.3%
Total income	47,420	47,861	(0.9)%	55,570	(13.9)%
Costs and Expenses:
Interest expense	13,826	12,539	10.3%	10,807	16.0%
Loss on redemption of long-term debt	0	13,595	(100.0)%	0	0.0%
Corporate general and administrative expenses	7,870	7,408	6.2%	7,664	(3.3)%
Other expense	25	193	(87.0)%	39	396.6%
Total expenses	21,722	33,735	(35.6)%	18,509	82.3%
Earnings before income taxes	25,699	14,125	81.9%	37,061	(61.9)%
Provision for income taxes	(6,934)	(10,194)	(32.0)%	(4,772)	113.6%
Net earnings	$32,633	$24,319	34.2%	$41,833	(41.9)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY
Condensed Statements of Cash Flows
(in thousands)

	Twelve months ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$32,633	$24,319	$41,833
Equity in consolidated subsidiaries	(45,010)	(42,253)	(49,256)
Loss on redemption of long-term debt	0	13,595	0
Excess tax benefits from share-based payment arrangements	(573)	(896)	(966)
Other	10,622	(31,509)	2,645
Net cash used in operating activities	(2,329)	(36,743)	(5,744)
Investing Activities:
Purchases of fixed maturities	(120,115)	(81,925)	(44,886)
Maturities and redemptions of fixed maturities	19,645	13,580	17,727
Proceeds from sale of fixed maturities	80,921	116,343	95,008
Dividends received from subsidiary	125	425	14,250
Capital contributed to subsidiaries(1)	(2,321)	(2,205)	(22,484)
Net cash (used in) provided by investing activities	(21,744)	46,218	59,616
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	3,203	2,911	2,116
Excess tax benefits from share-based payment arrangements	573	896	966
Acquisition of treasury stock	(12,612)	(19,643)	(43,803)
Redemption of long-term debt	0	(208,122)	0
Proceeds from issuance of long-term debt	0	273,213	0
Dividends paid to shareholders	(13,821)	(10,544)	(8,745)
Net cash (used in) provided by financing activities	(22,656)	38,712	(49,465)
Net (decrease) increase in cash and cash equivalents	(46,730)	48,187	4,407
Cash and cash equivalents at beginning of period	80,171	31,984	27,577
Cash and cash equivalents at end of period	$33,441	$80,171	$31,984

(1)	We also contributed $49.7 million in the form of securities to our subsidiaries in 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2013
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2013	$88,258	$646,577	$0	$566,004	$1,302,525	$35,546	$1,014,299	$2,948	$206,704	$51,920	$944,316	$1,329,892
2012	88,251	572,894	0	538,142	1,184,090	37,571	926,033	16,219	194,944	54,912	863,801	1,247,198
2011	80,071	495,403	0	474,528	1,019,060	40,557	763,109	4,519	171,588	59,971	748,177	1,075,976
________________

(a)	Gross of reinsurance recoverables of $14.4 million, $13.7 million and $14.6 million at December 31, 2013, 2012 and 2011, respectively.

(b)	Gross of prepaid reinsurance premium of $3.1 million, $2.6 million and $2.1 million at December 31, 2013, 2012 and 2011, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signed: February 27, 2014

Infinity Property and Casualty Corporation

By:	/s/ JAMES R. GOBER
James R. Gober
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER	Chairman of the Board of Directors,	February 27, 2014
James R. Gober	Chief Executive Officer, and President (principal executive officer)

/S/ ROGER SMITH	Executive Vice President, Chief Financial	February 27, 2014
Roger Smith	Officer and Treasurer (principal financial and accounting officer)

/S/ WILLIAM S. STARNES	Director*	February 27, 2014
William S. Starnes

/S/ JORGE G. CASTRO	Director	February 27, 2014
Jorge G. Castro

/S/ HAROLD E. LAYMAN	Director*	February 27, 2014
Harold E. Layman

/S/ E. ROBERT MEANEY	Director*	February 27, 2014
E. Robert Meaney

/S/ DRAYTON NABERS, JR.	Director	February 27, 2014
Drayton Nabers, Jr.

/S/ SAMUEL J. WEINHOFF	Director*	February 27, 2014
Samuel J. Weinhoff

/S/ TERESA A. CANIDA	Director	February 27, 2014
Teresa A. Canida
________________

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION
INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

4.1
Form of Senior Indentures, dated August 6, 2010, between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Infinity’s Form S-3 filed on August 6, 2010)

4.2	Form of Subordinated Indenture between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Infinity’s Form S-3 filed on August 6, 2010)

4.3	Form of Junior Subordinated Indenture between Infinity and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Infinity’s Form S-3 filed on August 6, 2010)

4.4
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

10.4
Tax Allocation Agreement, dated December 31, 2003 and effective February 13, 2003 by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.5	Second Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q/A filed on November 20, 2011)	(*)

10.6	Amended and Restated Credit Agreement, dated August 31, 2008, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on September 4, 2008.

10.7
First Amendment to Amended and Restated Credit Agreement, dated August 31, 2011 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 1, 2011)

10.8	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.9	Deferred Compensation Plan as amended and restated effective February 9, 2010 (incorporated by reference to Exhibit 10.9 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.10	Supplemental Retirement Plan as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.10 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.11	Amended 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 3, 2007)	(*)

10.13	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.14	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.15	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.16	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.17	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on August 8, 2011)	(*)

10.18	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.19	Second Amended and Restated 2008 Performance Share Plan (incorporated by reference to Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.20	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.21
Underwriting Agreement, dated September 12, 2012, between Infinity and Barclays Capital Inc. and Goldman Sachs and Co., as Underwriters (incorporated by reference to Exhibit 1.1 to Infinity's Form 8-K filed on September 17, 2012)

10.22	Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Infinity's Form 8-K filed on May 9, 2013)	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________

(*)	Management Contract or Compensatory Plan or Arrangement.