Form 10-Q
period 2014-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2014-05-08
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014 there were 11,511,817 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INDEX

		Page
	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Statements of Earnings	3

	Consolidated Statements of Comprehensive Income	4

	Consolidated Balance Sheets	5

	Consolidated Statements of Changes in Shareholders’ Equity	6

	Consolidated Statements of Cash Flows	7

	Condensed Notes to Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	41

Item 1A	Risk Factors	41

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6	Exhibits	42

	Signature	43

	EXHIBIT INDEX
Exhibit 10	Performance Share Award Agreement

Exhibit 31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2014	2013	% Change
Revenues:
Earned premium	$327,679	$318,589	2.9%
Installment and other fee income	24,340	25,300	(3.8)%
Net investment income	8,798	8,337	5.5%
Net realized gains on investments[1]	645	3,824	(83.1)%
Other income	151	51	194.0%
Total revenues	361,613	356,102	1.5%
Costs and Expenses:
Losses and loss adjustment expenses	253,702	250,371	1.3%
Commissions and other underwriting expenses	87,973	87,674	0.3%
Interest expense	3,453	3,538	(2.4)%
Corporate general and administrative expenses	1,526	1,737	(12.2)%
Other expenses	312	677	(53.9)%
Total costs and expenses	346,966	343,997	0.9%
Earnings before income taxes	14,647	12,105	21.0%
Provision for income taxes	4,320	3,443	25.5%
Net Earnings	$10,327	$8,662	19.2%
Net Earnings per Common Share:
Basic	$0.90	$0.75	20.0%
Diluted	0.89	0.74	20.3%
Average Number of Common Shares:
Basic	11,429	11,522	(0.8)%
Diluted	11,580	11,753	(1.5)%
Cash Dividends per Common Share	$0.36	$0.30	20.0%

[1]Net realized gains before impairment losses	$672	$3,896	(82.8)%
Total other-than-temporary impairment (OTTI) losses	(893)	(72)	NM
Non-credit portion in other comprehensive income	885	0	NM
OTTI losses reclassified from other comprehensive income	(19)	0	NM
Net impairment losses recognized in earnings	(27)	(72)	(62.6)%
Total net realized gains on investments	$645	$3,824	(83.1)%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net earnings	$10,327	$8,662
Other comprehensive income (loss) before tax:
Net change in postretirement benefit liability	657	50
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	7,852	2,688
Less: Reclassification adjustments for gains included in net earnings	(645)	(3,824)
Unrealized gains (losses) on investments, net	7,208	(1,136)
Other comprehensive income (loss), before tax	7,865	(1,086)
Income tax (expense) benefit related to components of other comprehensive income	(2,753)	380
Other comprehensive income (loss), net of tax	5,112	(706)
Comprehensive income	$15,439	$7,956

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $ 1,394,055 and $1,345,077)	$1,410,033	$1,354,305
Equity securities – at fair value (cost $77,356 and $74,718)	94,224	91,127
Short-term investments - at fair value (amortized cost $1,400 and $2,595)	1,400	2,596
Total investments	$1,505,657	$1,448,027
Cash and cash equivalents	84,892	134,211
Accrued investment income	12,386	12,772
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,552 and $15,884	492,997	451,339
Property and equipment, net of accumulated depreciation of $55,801 and $53,368	50,766	48,061
Prepaid reinsurance premium	4,167	3,133
Recoverables from reinsurers (includes $76 and $77 on paid losses and LAE)	14,620	14,508
Deferred policy acquisition costs	94,707	88,258
Current and deferred income taxes	21,632	28,648
Receivable for securities sold	209	2,791
Other assets	12,237	10,242
Goodwill	75,275	75,275
Total assets	$2,369,544	$2,317,265
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$662,890	$646,577
Unearned premium	613,012	566,004
Payable to reinsurers	0	2
Long-term debt (fair value $282,266 and $272,632)	275,000	275,000
Commissions payable	18,272	19,100
Payable for securities purchased	13,641	39,887
Other liabilities	120,242	113,936
Total liabilities	$1,703,057	$1,660,507
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,614,200 and 21,599,047 shares issued)	$21,696	$21,684
Additional paid-in capital	369,319	368,902
Retained earnings	691,199	685,011
Accumulated other comprehensive income, net of tax	21,737	16,624
Treasury stock, at cost (10,122,977 and 10,095,416 shares)	(437,463)	(435,463)
Total shareholders’ equity	$666,488	$656,758
Total liabilities and shareholders’ equity	$2,369,544	$2,317,265
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	—	—	8,662	—	—	8,662
Net change in postretirement benefit liability	—	—	—	32	—	32
Change in unrealized gain on investments	—	—	—	(939)	—	(939)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	200	—	200
Comprehensive income						7,956
Dividends paid to common shareholders	—	—	(3,474)	—	—	(3,474)
Shares issued and share-based compensation expense, including tax benefit	32	1,136	—	—	—	1,168
Acquisition of treasury stock	—	—	—	—	(3,871)	(3,871)
Balance at March 31, 2013	$21,562	$362,980	$671,387	$29,145	$(427,053)	$658,021
Net earnings	—	—	23,971	—	—	23,971
Net change in postretirement benefit liability	—	—	—	556	—	556
Change in unrealized gain on investments	—	—	—	(11,786)	—	(11,786)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(1,291)	—	(1,291)
Comprehensive income						11,450
Dividends paid to common shareholders	—	—	(10,346)	—	—	(10,346)
Shares issued and share-based compensation expense, including tax benefit	122	5,922	—	—	—	6,044
Acquisition of treasury stock	—	—	—	—	(8,410)	(8,410)
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	10,327	—	—	10,327
Net change in postretirement benefit liability	—	—	—	427	—	427
Change in unrealized gain on investments	—	—	—	5,055	—	5,055
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(370)	—	(370)
Comprehensive income						15,439
Dividends paid to common shareholders	—	—	(4,139)	—	—	(4,139)
Shares issued and share-based compensation expense, including tax benefit	12	417	—	—	—	429
Acquisition of treasury stock	—	—	—	—	(2,000)	(2,000)
Balance at March 31, 2014	$21,696	$369,319	$691,199	$21,737	$(437,463)	$666,488
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Three months ended March 31,
	2014	2013
Operating Activities:
Net earnings	$10,327	$8,662
Adjustments:
Depreciation	2,540	2,022
Amortization	5,767	4,623
Net realized gains on investments	(645)	(3,824)
(Gain) loss on disposal of property and equipment	(27)	1
Share-based compensation expense	(168)	641
Excess tax benefits from share-based payment arrangements	(56)	(50)
Activity related to rabbi trust	18	37
Decrease (increase) in accrued investment income	386	100
Decrease (increase) in agents’ balances and premium receivable	(41,657)	(38,967)
Decrease (increase) in reinsurance receivables	(1,146)	(1,329)
Decrease (increase) in deferred policy acquisition costs	(6,449)	(7,841)
Decrease (increase) in other assets	2,555	1,847
Increase (decrease) in unpaid losses and loss adjustment expenses	16,313	23,906
Increase (decrease) in unearned premium	47,008	54,514
Increase (decrease) in payable to reinsurers	(2)	(137)
Increase (decrease) in other liabilities	5,555	(2,708)
Net cash provided by operating activities	40,318	41,497
Investing Activities:
Purchases of fixed maturities	(183,528)	(306,431)
Purchases of equity securities	(2,600)	0
Purchases of short-term investments	(200)	0
Purchases of property and equipment	(5,249)	(1,768)
Maturities and redemptions of fixed maturities	41,201	46,154
Maturities and redemptions of short-term investments	1,400	0
Proceeds from sale of fixed maturities	64,959	192,730
Proceeds from sale of equity securities	0	3,519
Proceeds from sale of property and equipment	30	0
Net cash used in investing activities	(83,986)	(65,796)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	541	477
Excess tax benefits from share-based payment arrangements	56	50
Principal payments under capital lease obligation	(134)	(305)
Acquisition of treasury stock	(1,975)	(3,990)
Dividends paid to shareholders	(4,139)	(3,474)
Net cash used in financing activities	(5,650)	(7,242)
Net decrease in cash and cash equivalents	(49,319)	(31,541)
Cash and cash equivalents at beginning of period	134,211	165,182
Cash and cash equivalents at end of period	$84,892	$133,641

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
INDEX TO NOTES

1.	Reporting and Accounting Policies	7.	Additional Information

2.	Computation of Net Earnings Per Share	8.	Insurance Reserves

3.	Fair Value	9.	Commitments and Contingencies

4.	Investments	10.	Accumulated Other Comprehensive Income

5.	Long-Term Debt	11.	Subsequent Events

6.	Income Taxes

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
Basis of Consolidation and Reporting
The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.
These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.

We revised the presentation of our Consolidated Statements of Earnings for the three months ended March 31, 2013 to correctly classify $25.3 million of installment and other fee income as a component of total revenues and to conform to our current-year presentation. Previously, installment and other fee income was presented net within our commissions and other underwriting expenses, which was not in compliance with GAAP, thereby understating both total revenues and total expenses by an equivalent amount. This revision is not considered to be material to previously issued financial statements since it has no effect on the results of operations, financial condition or cash flows in any period presented or in any previously issued financial statements.
We have evaluated events that occurred after March 31, 2014 for recognition or disclosure in our financial statements and the notes to the financial statements.

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

	Three months ended March 31,
	2014	2013
Net earnings	$10,327	$8,662
Average basic shares outstanding	11,429	11,522
Basic net earnings per share	$0.90	$0.75

Average basic shares outstanding	11,429	11,522
Restricted stock not yet vested	57	42
Dilutive effect of assumed option exercises	2	36
Dilutive effect of Performance Share Plan	92	152
Average diluted shares outstanding	11,580	11,753
Diluted net earnings per share	$0.89	$0.74

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis (in thousands):

	Fair Value
March 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,892	$0	$0	$84,892
Fixed maturity securities:
U.S. government	65,081	129	0	65,210
State and municipal	0	499,088	0	499,088
Mortgage-backed securities:
Residential	0	347,260	0	347,260
Commercial	0	34,487	0	34,487
Total mortgage-backed securities	$0	$381,747	$0	$381,747
Asset-backed securities	0	67,352	530	67,882
Corporates	0	391,053	5,054	396,107
Total fixed maturities	$65,081	$1,339,369	$5,583	$1,410,033
Equity securities	94,224	0	0	94,224
Short-term investments	1,400	0	0	1,400
Total cash and investments	$245,597	$1,339,369	$5,583	$1,590,549
Percentage of total cash and investments	15.4%	84.2%	0.4%	100.0%

	Fair Value
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$134,211	$0	$0	$134,211
Fixed maturity securities:
U.S. government	64,496	171	0	64,666
State and municipal	0	487,111	0	487,111
Mortgage-backed securities:
Residential	0	323,346	0	323,346
Commercial	0	35,816	0	35,816
Total mortgage-backed securities	$0	$359,162	$0	$359,162
Collateralized mortgage obligations	0	1,291	0	1,291
Asset-backed securities	0	70,573	686	71,259
Corporates	0	365,642	5,175	370,816
Total fixed maturities	$64,496	$1,283,949	$5,860	$1,354,305
Equity securities	91,127	0	0	91,127
Short-term investments	1,200	1,396	0	2,596
Total cash and investments	$291,033	$1,285,345	$5,860	$1,582,238
Percentage of total cash and investments	18.4%	81.2%	0.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $282.3 million and $272.6 million fair value of our long-term debt at March 31, 2014 and December 31, 2013, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust which funds our Supplemental Employee Retirement Plan ("SERP"). Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization ("NRSRO"). We recognize transfers between levels at the beginning of the reporting period.
A third party nationally recognized pricing service provides the fair value of securities in Level 2. We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.
The following tables present the progression in the Level 3 fair value category (in thousands):

	Three months ended March 31, 2014
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	9	0	9
Included in other comprehensive income	0	(56)	0	(56)
Settlements	0	(74)	(156)	(230)
Balance at end of period	$0	$5,054	$530	$5,583

	Three months ended March 31, 2013
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,712	$9,101	$0	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	(23)	122	0	99
Included in other comprehensive income	(89)	(113)	0	(202)
Settlements	(485)	(211)	0	(697)
Balance at end of period	$3,115	$8,899	$0	$12,014
Of the $5.6 million fair value of securities in Level 3 at March 31, 2014, which consists of nine securities, we priced six based on non-binding broker quotes, one price was provided by our unaffiliated money manager and one security, which was included in Level 3 because it was not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service. We manually calculated the remaining one security, which had a fair value of $0.1 million.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Quantitative information about the significant unobservable inputs used in the fair value measurement of the manually priced security at March 31, 2014 is as follows (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Value Used
Corporate bond	$0.1	Recovery rate[1]	Probability of default	100%

[1] Recovery rate for senior unsecured bonds as indicated in Moody's Investor's Service Annual Default Study: Corporate Default and Recovery Rates, 1920-2013.

The significant unobservable inputs used in the fair value measurement of our manually-priced corporate bond are a probability of default assumption and an assigned credit rating. Significant changes in either of these inputs in isolation could result in a significant change in fair value measurement for this corporate bond.  Generally, a reduction in probability of default would increase security valuation. A change in the credit rating assumption would change the yield spread associated with that bond, and thus the yield used in discounting the cash flows to arrive at the security’s valuation.
There were no transfers between Levels 1, 2 or 3 during either the three months ended March 31, 2014 or the three months ended March 31, 2013.
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

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$84,892	$84,892	$134,211	$134,211
Investments
Fixed maturities	1,410,033	1,410,033	1,354,305	1,354,305
Equity securities	94,224	94,224	91,127	91,127
Short-term	1,400	1,400	2,596	2,596
Total cash and investments	$1,590,549	$1,590,549	$1,582,238	$1,582,238
Liabilities:
Long-term debt	$275,000	$282,266	$275,000	$272,632

See Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2014 and the three months ended March 31, 2013 were $65.0 million and $196.2 million, respectively. The proceeds for the three months ended March 31, 2014 were net of $0.2 million of receivable for securities sold during the first quarter of 2014 that had not settled at March 31, 2014. The proceeds for the three months ended March 31, 2013 were net of $2.8 million of receivable for securities sold during the first quarter of 2013 that had not settled at March 31, 2013.
Gross gains of $0.8 million and gross losses of $0.1 million were realized on sales of available for sale securities during the three months ended March 31, 2014 compared with gross gains of $4.3 million and gross losses of $0.4 million realized on sales during the three months ended March 31, 2013. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	March 31, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,771	$820	$(381)	$65,210	$0
State and municipal	488,609	11,220	(741)	499,088	(87)
Mortgage-backed securities:
Residential	350,772	2,693	(6,205)	347,260	(3,232)
Commercial	34,421	297	(230)	34,487	0
Total mortgage-backed securities	$385,193	$2,990	$(6,435)	$381,747	$(3,232)
Asset-backed securities	67,737	221	(76)	67,882	(8)
Corporates	387,745	9,713	(1,352)	396,107	(531)
Total fixed maturities	$1,394,055	$24,963	$(8,986)	$1,410,033	$(3,858)
Equity securities	77,356	16,868	0	94,224	0
Short-term investments	1,400	0	0	1,400	0
Total	$1,472,812	$41,831	$(8,986)	$1,505,657	$(3,858)

	December 31, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,194	$900	$(427)	$64,666	$0
State and municipal	478,092	10,789	(1,771)	487,111	(73)
Mortgage-backed securities:
Residential	330,169	1,985	(8,809)	323,346	(2,435)
Commercial	35,781	339	(304)	35,816	0
Total mortgage-backed securities	$365,950	$2,324	$(9,113)	$359,162	$(2,435)
Collateralized mortgage obligations	1,228	63	0	1,291	(161)
Asset-backed securities	71,183	178	(103)	71,259	(8)
Corporates	364,430	9,086	(2,700)	370,816	(612)
Total fixed maturities	$1,345,077	$23,340	$(14,112)	$1,354,305	$(3,290)
Equity securities	74,718	16,409	0	91,127	0
Short-term investments	2,595	1	0	2,596	0
Total	$1,422,390	$39,750	$(14,112)	$1,448,027	$(3,290)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
March 31, 2014
Fixed maturities:
U.S. government	12	$27,125	$(381)	1.4%	0	$0	$0	0.0%
State and municipal	34	71,836	(484)	0.7%	5	10,469	(257)	2.4%
Mortgage-backed securities:
Residential	187	173,264	(4,711)	2.6%	46	46,299	(1,493)	3.1%
Commercial	6	9,192	(152)	1.6%	5	9,773	(78)	0.8%
Total mortgage-backed securities	193	$182,456	$(4,864)	2.6%	51	$56,071	$(1,571)	2.7%
Asset-backed securities	18	13,567	(76)	0.6%	0	0	0	0.0%
Corporates	69	96,334	(1,263)	1.3%	2	2,483	(89)	3.5%
Total fixed maturities	326	$391,318	$(7,068)	1.8%	58	$69,024	$(1,917)	2.7%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	326	$391,318	$(7,068)	1.8%	58	$69,024	$(1,917)	2.7%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2013
Fixed maturities:
U.S. government	11	$26,396	$(427)	1.6%	0	$0	$0	0.0%
State and municipal	51	121,431	(1,425)	1.2%	4	8,062	(346)	4.1%
Mortgage-backed securities:
Residential	229	207,821	(7,064)	3.3%	34	39,659	(1,744)	4.2%
Commercial	11	22,311	(290)	1.3%	1	756	(14)	1.8%
Total mortgage-backed securities	240	$230,133	$(7,354)	3.1%	35	$40,415	$(1,758)	4.2%
Asset-backed securities	18	14,738	(103)	0.7%	0	0	0	0.0%
Corporates	90	115,735	(2,621)	2.2%	1	1,212	(79)	6.1%
Total fixed maturities	410	$508,432	$(11,929)	2.3%	40	$49,688	$(2,183)	4.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	410	$508,432	$(11,929)	2.3%	40	$49,688	$(2,183)	4.2%

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	March 31, 2014	December 31, 2013
Number of positions held with unrealized:
Gains	710	590
Losses	384	450
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	85%	81%
Losses that were investment grade	94%	93%
Percentage of fair value held with unrealized:
Gains that were investment grade	89%	88%
Losses that were investment grade	94%	95%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at March 31, 2014 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$141,568	$(468)	$(468)	$0	$0
Four months through six months	34,866	(423)	(423)	0	0
Seven months through nine months	1,307	(23)	(23)	0	0
Ten months through twelve months	222,096	(6,324)	(3,863)	(2,462)	0
Greater than twelve months	60,505	(1,747)	(1,229)	(518)	0
Total	$460,341	$(8,986)	$(6,006)	$(2,980)	$0
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Three months ended March 31, 2014
Unrealized holding gains (losses) on securities arising during the period	$7,389	$458	$5	$(2,748)	$5,104
Realized (gains) losses on securities sold	(666)	0	(5)	235	(437)
Impairment loss recognized in earnings	27	0	0	(9)	17
Change in unrealized gains (losses) on marketable securities, net	$6,750	$458	$(1)	$(2,523)	$4,685
Three months ended March 31, 2013
Unrealized holding gains (losses) on securities arising during the period	$(1,485)	$4,173	$0	$(941)	$1,747
Realized (gains) losses on securities sold	(3,522)	(373)	0	1,363	(2,532)
Impairment loss recognized in earnings	72	0	0	(25)	47
Change in unrealized gains (losses) on marketable securities, net	$(4,936)	$3,800	$0	$398	$(738)

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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	Three months ended March 31,
	2014	2013
Beginning balance	$956	$487
Additions for:
Previously impaired securities	19	0
Newly impaired securities	8	0
Reductions for:
Securities sold and paid down	(40)	(40)
Ending balance	$943	$447
The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2014, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$62,289	$3,312	$2,325	$67,925	$67,275
After one year through five years	486,673	122,265	1,670	610,608	597,570
After five years through ten years	184,061	80,145	60	264,265	259,349
After ten years	15,080	2,526	0	17,606	16,931
Mortgage-backed and asset-backed securities	197,535	252,094	0	449,629	452,930
Total	$945,637	$460,341	$4,055	$1,410,033	$1,394,055

Note 5 Long-Term Debt

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the March 31, 2014 fair value of $282.3 million using a 190 basis point spread to the ten-year U.S. Treasury Note of 2.72%.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At March 31, 2014, there were no borrowings outstanding under the Credit Agreement.

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Three months ended March 31,
	2014	2013
Earnings before income taxes	$14,647	$12,105
Income taxes at statutory rate	5,126	4,237
Effect of:
Dividends-received deduction	(107)	(49)
Tax-exempt interest	(702)	(750)
Other	3	5
Provision for income taxes as shown on the Consolidated Statements of Earnings	$4,320	$3,443
GAAP effective tax rate	29.5%	28.4%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2014	2013
Income tax payments	$0	$0
Interest payments on debt	6,875	6,951
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $58.7 million and $50.5 million, respectively, at March 31, 2014 and December 31, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended March 31,
	2014	2013
Balance at Beginning of Period
Unpaid losses on known claims	$221,447	$205,589
IBNR losses	262,660	218,552
LAE	162,469	148,753
Total unpaid losses and LAE	646,577	572,894
Reinsurance recoverables	(14,431)	(13,678)
Unpaid losses and LAE, net of reinsurance recoverables	632,146	559,215
Current Activity
Loss and LAE incurred:
Current accident year	256,776	250,499
Prior accident years	(3,074)	(128)
Total loss and LAE incurred	253,702	250,371
Loss and LAE payments:
Current accident year	(80,818)	(77,856)
Prior accident years	(156,683)	(148,723)
Total loss and LAE payments	(237,502)	(226,578)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	648,346	583,008
Add back reinsurance recoverables	14,544	13,793
Total unpaid losses and LAE	$662,890	$596,800
Unpaid losses on known claims	$226,659	$218,835
IBNR losses	272,159	223,898
LAE	164,072	154,068
Total unpaid losses and LAE	$662,890	$596,800

The $3.1 million of favorable reserve development during the three months ended March 31, 2014 was primarily due to a decrease in frequency in accident year 2013 in Florida personal injury protection and material damage coverages in the states of California, Georgia and Pennsylvania.

Note 9 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2013. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2013.
Contingencies
From time to time, we and our subsidiaries are named as defendants in various lawsuits incidental to our insurance operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves. We also face in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as extra-contractual or “bad faith” claims, as well as class action and

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance, we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss, while not probable, is judged to be reasonably possible we will disclose the nature of the contingency and a possible range of loss if estimable.
In Estate of Jorge Luis Arroyo, Jr., et al. v. Gustavo M. Rodriguez, et al (Circuit Court of Miami-Dade County, Florida), a third party claimant is attempting to recover from Infinity a $30 million consent judgment obtained against an Infinity policyholder for personal injuries suffered by plaintiff. Infinity believes any claims of bad faith are unfounded and has denied any and all liability to plaintiff. While the outcome of this case, as with litigation generally, cannot be predicted with certainty, at this stage of the litigation we do not believe that the likelihood of a material loss is probable.
For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2013.

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows (in thousands):

	Three months ended March 31,
	2014			2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(62)	$22	$(40)	$(967)	$339	$(629)
Effect on other comprehensive income	657	(230)	427	50	(17)	32
Accumulated change in postretirement benefit liability, end of period	$595	$(208)	$387	$(918)	$321	$(596)

Accumulated unrealized gains on investments, net, beginning of period	$25,638	$(8,973)	$16,665	$46,892	$(16,412)	$30,480
Other comprehensive income before reclassification	7,852	(2,748)	5,104	2,688	(941)	1,747
Reclassification adjustment for other-than-temporary impairments included in net income	27	(9)	17	72	(25)	47
Reclassification adjustment for realized gains included in net income	(672)	235	(437)	(3,896)	1,363	(2,532)
Effect on other comprehensive income	7,208	(2,523)	4,685	(1,136)	398	(738)
Accumulated unrealized gains on investments, net, end of period	$32,846	$(11,496)	$21,350	$45,756	$(16,015)	$29,741

Accumulated other comprehensive income, beginning of period	$25,576	$(8,952)	$16,624	$45,924	$(16,073)	$29,851
Change in postretirement benefit liability	657	(230)	427	50	(17)	32
Change in unrealized gains on investments, net	7,208	(2,523)	4,685	(1,136)	398	(738)
Effect on other comprehensive income	7,865	(2,753)	5,112	(1,086)	380	(706)
Accumulated other comprehensive income, end of period	$33,441	$(11,704)	$21,737	$44,838	$(15,693)	$29,145

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 11 Subsequent Events

In April 2014, we purchased a 62,808 square foot warehouse and training facility building in Birmingham, Alabama for $3.5 million to replace certain leased facilities.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than temporary impairments for credit losses), loss cost trends, undesired business mix or risk profile for new business and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW
In the first quarter of 2014, our gross written premium grew 0.5%. Our strategy for 2014 is to grow our profitable business including California, Florida and Texas personal auto and countrywide Commercial Vehicle while addressing higher combined ratios in Arizona, Georgia, Nevada and Pennsylvania. We expect this strategy to reduce gross written premium in our remaining Focus States as well as runoff business in the remaining states. In the first quarter of 2014, gross written premium in California, Florida, Texas and Commercial Vehicle grew 6.3% compared with the first quarter of 2013 while the remaining Focus States declined 28.9%. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended March 31, 2014 were $10.3 million and $0.89, respectively, compared with $8.7 million and $0.74, respectively, for the three months ended March 31, 2013. The increase in diluted earnings per share for the three months ended March 31, 2014 was primarily due to an improvement in underwriting profitability.
Included in net earnings for the three months ended March 31, 2014 was $2.0 million ($3.1 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to a decrease in frequency in accident year 2013 in Florida personal injury protection and material damage coverages in California, Georgia and Pennsylvania. Included in net earnings for the three months ended March 31, 2013 was $0.1 million ($0.1 million pre-tax) of favorable development on prior accident year loss and LAE reserves.

The following table displays combined ratio results by accident year developed through March 31, 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Accident Year Combined Ratio Developed Through			Prior Accident Year Favorable / (Unfavorable) Development	($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Dec 2012	Dec 2013	Mar 2014	Q1 2014	Q1 2014
Prior					$0.8
2006	90.4%	90.3%	90.3%	0.0%	(0.1)
2007	92.3%	92.2%	92.2%	0.0%	(0.1)
2008	91.6%	91.3%	91.3%	0.0%	0.0
2009	92.6%	92.3%	92.3%	0.0%	(0.1)
2010	99.5%	99.6%	99.5%	0.1%	0.7
2011	100.0%	100.3%	100.2%	0.1%	0.6
2012	99.3%	99.8%	100.1%	(0.3)%	(3.5)
2013		97.7%	97.4%	0.4%	4.8
2014 YTD			97.8%
					$3.1
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended March 31, 2014 was $8.8 million compared with $8.3 million for the three months ended March 31, 2013. The increase in pre-tax net investment income is a result of a 4.2% increase in average invested assets (at cost). Average investments have increased as a result of positive cashflow from operations due to growth in premiums and improved margins.
Our book value per share increased 1.6% from $57.09 at December 31, 2013 to $58.00 at March 31, 2014. This increase was primarily due to an increase in unrealized gains and earnings partially offset by dividends for the three months ended March 31, 2014.

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
We classify the states in which we operate into two categories:

•	“Focus States” – These states include Arizona, California, Florida, Georgia, Nevada, Pennsylvania and Texas.

•	“Other States” – Includes nine states where we are currently running off our writings.
We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.
Our net earned premium was as follows ($ in thousands):

	Three months ended March 31,
	2014	2013	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$346,978	$343,121	$3,857	1.1%
Other States	1,832	8,242	(6,410)	(77.8)%
Total Personal Auto	348,811	351,364	(2,553)	(0.7)%
Commercial Vehicle	25,464	21,258	4,206	19.8%
Classic Collector	2,906	2,721	185	6.8%
Total gross written premium	377,181	375,343	1,838	0.5%
Ceded reinsurance	(2,931)	(2,375)	(556)	23.4%
Net written premium	374,249	372,968	1,281	0.3%
Change in unearned premium	(46,570)	(54,379)	7,809	(14.4)%
Net earned premium	$327,679	$318,589	$9,090	2.9%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At March 31,
	2014	2013	Change	% Change
Policies in Force
Personal Auto
Focus States	839,622	882,680	(43,058)	(4.9)%
Other States	9,537	27,100	(17,563)	(64.8)%
Total Personal Auto	849,159	909,780	(60,621)	(6.7)%
Commercial Vehicle	40,750	40,475	275	0.7%
Classic Collector	39,705	38,430	1,275	3.3%
Total policies in force	929,614	988,685	(59,071)	(6.0)%

Gross written premium grew 0.5% during the first quarter of 2014 compared with the same period of 2013. Our growth business, which includes California, Florida and Texas personal auto and countrywide Commercial Vehicle, grew 6.3% during the first quarter of 2014 while the rest of our Focus States (Arizona, Georgia, Nevada and Pennsylvania) declined 28.9%. During the first three months of 2014, Infinity implemented rate revisions in various states with an overall rate increase of 0.8%. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 0.5%. Policies in force at March 31, 2014 decreased 6.0% compared with the same period in 2013. Gross written premium grew despite the decline in policies in force due primarily to growth in Florida business, which has a higher average premium per policy than our other states.
During the first quarter of 2014, personal auto insurance gross written premium in our Focus States grew 1.1% when compared with the same period of 2013. The increase in gross written premium is primarily due to growth in Florida and Texas, which grew a combined 15.9% during the first quarter of 2014. The increase in Florida was primarily due to higher average premium and renewal business growth. Average written premiums in Texas also increased along with an increase in new business growth. The growth in Florida and Texas during the first quarter of 2014 was partially offset by declines in the remaining Focus States. An increase in California average written premium was offset by a decline in new business production leading to an overall decline in gross written premium during the first quarter of 2014 compared with the first quarter of 2013. In the remaining Focus States we continue to see a decline in new and renewal premium as we continue to work to improve the profitability in these states.
Our Commercial Vehicle gross written premium grew 19.8% during the first quarter of 2014 when compared with the same period of 2013. This growth is primarily due to higher average premium and growth in renewal business.
Gross written premium in our Classic Collector product grew 6.8% during the first quarter of 2014 when compared with the same period of 2013. This growth is primarily due to growth in renewal business.

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
While we report financial results in accordance with GAAP for shareholder and other users’ purposes, we report it on a statutory basis for insurance regulatory purposes. We evaluate underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory and combined ratios represent the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of installment and other fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned; on a statutory basis these items are expensed as incurred. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.
The following table presents the statutory and GAAP combined ratios:

	Three months ended March 31,
	2014			2013			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.6%	17.5%	96.0%	79.6%	17.3%	96.9%	(1.1)%	0.2%	(0.8)%
Other States	65.6%	31.9%	97.5%	82.2%	22.1%	104.3%	(16.6)%	9.8%	(6.7)%
Total Personal Auto	78.4%	17.5%	95.9%	79.7%	17.4%	97.1%	(1.3)%	0.2%	(1.1)%
Commercial Vehicle	73.7%	17.6%	91.3%	70.6%	16.0%	86.6%	3.1%	1.6%	4.7%
Classic Collector	45.8%	34.1%	79.9%	41.6%	37.5%	79.2%	4.1%	(3.4)%	0.7%
Total statutory ratios	77.5%	17.8%	95.3%	78.7%	17.5%	96.2%	(1.2)%	0.2%	(1.0)%
Total statutory ratios excluding development	78.5%	17.8%	96.2%	78.8%	17.5%	96.3%	(0.3)%	0.2%	(0.1)%
GAAP ratios	77.4%	19.4%	96.8%	78.6%	19.6%	98.2%	(1.2)%	(0.2)%	(1.3)%
GAAP ratios excluding development	78.4%	19.4%	97.8%	78.6%	19.6%	98.2%	(0.3)%	(0.2)%	(0.4)%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three months ended March 31, 2014 decreased by 1.0 point from the same period of 2013. The first quarter of 2014 and 2013 included $3.1 million and $0.1 million of favorable development on prior year loss and LAE reserves, respectively. Excluding the effect of development, the statutory combined ratio decreased 0.1 point for the three months ended March 31, 2014 compared with the same period of 2013.
The GAAP combined ratio for the three months ended March 31, 2014 decreased by 1.3 points from the same period of 2013. Excluding the effect of development, the GAAP combined ratio decreased by 0.4 point for the three months ended March 31, 2014 compared with the same period of 2013.
There were no catastrophe losses for the first three months ended March 31, 2014 compared with $0.5 million for the same period of 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The combined ratio in the Focus States decreased by 0.8 point for the three months ended March 31, 2014. The decline was primarily due to a reduction in new business and rate increases taken in Arizona, Georgia and Nevada to improve profitability, which has resulted in the improvement in the loss and LAE ratio.
The combined ratio in Commercial Vehicle increased by 4.7 points during the three months ended March 31, 2014 compared with the same period of 2013 primarily due to favorable development on prior accident year loss and LAE recognized in the three months ended March 31, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended March 31,
	2014	2013
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,833	$8,594
Dividends on equity securities	514	233
Gross investment income	$9,347	$8,827
Investment expenses	(549)	(490)
Net investment income	$8,798	$8,337
Average investment balance, at cost	$1,556,841	$1,494,434
Annualized returns excluding realized gains and losses	2.3%	2.2%
Annualized returns including realized gains and losses	2.4%	3.3%
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three months ended March 31, 2014 increased compared to the same period of 2013 primarily due to growth in average investment balances.
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will continue to decline gradually as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

The following table provides information about our fixed maturity investments at March 31, 2014, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

(in thousands)	Expected Principal Cash Flows
	MBS, CMO and ABS only	Excluding MBS, CMO and ABS	Total	Maturing Book Yield
For the period ending December 31,
2014	54,074	56,256	110,330	2.2%
2015	66,787	170,587	237,375	2.5%
2016	70,015	174,961	244,976	2.4%
2017	55,070	198,672	253,742	2.3%
2018	30,077	89,835	119,912	2.7%
Thereafter	159,156	195,185	354,342	3.1%
Total	435,179	885,497	1,320,677	2.6%
The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends, resulting in actual principal cash flows that differ from those presented above.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(27)	$666	$639	$(72)	$3,522	$3,450
Equities	0	0	0	0	373	373
Short-term investments	0	5	5	0	0	0
Total	$(27)	$672	$645	$(72)	$3,896	$3,824

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

Interest Expense
At March 31, 2014, we had $275.0 million of Senior Notes outstanding that accrue interest at 5.0% (the "5.0% Senior Notes"). We recognized $3.5 million and $3.5 million of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three months ended March 31, 2014 and 2013, respectively.
Refer to Note 5 to the Consolidated Financial Statements for additional information on the Senior Notes.
Income Taxes
Our GAAP effective tax rate for the three months ended March 31, 2014 was 29.5% compared with 28.4% for the same period of 2013. See Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of March 31, 2014, the holding company had $107.6 million of cash and investments. In 2014, our insurance subsidiaries may pay us up to $66.8 million in ordinary dividends without prior regulatory approval.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $54.5 million during the three months ended March 31, 2014 compared to positive operating cash flows of $52.3 million during the three months ended March 31, 2013.
At March 31, 2014, we had $275 million principal outstanding of Senior Notes. The Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At March 31, 2014 there were no borrowings outstanding under the credit agreement. We intend to renew our line of credit in August 2014.
In June 2013, we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2014, we increased our quarterly dividend to $0.36 per share from $0.30 per share. At this current amount, our 2014 annualized dividend payments would be approximately $16.5 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011 our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. On November 6, 2012, our Board of Directors again increased the authority under this share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014. During the first quarter of 2014, we repurchased 24,200 shares at an average cost, excluding commissions, of $72.20. As of March 31, 2014, we had $42.1 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2014, our catastrophe reinsurance protection covers 100% of $55 million in excess of $5 million. Our excess of loss reinsurance provides protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Premium ceded under all reinsurance agreements for the three months ended March 31, 2014 was $2.9 million compared with $2.4 million for the same period of 2013.
Investments
Our consolidated investment portfolio at March 31, 2014 contained approximately $1.4 billion in fixed maturity securities, $94.2 million in equity securities and $1.4 million in short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At March 31, 2014, we had pre-tax net unrealized gains of $16.0 million on fixed maturities and pre-tax net unrealized

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

gains of $16.9 million on equity securities. Combined, the pre-tax net unrealized gain increased by $7.2 million for the three months ended March 31, 2014. This increase occurred in the fixed portfolio due to lower market interest rates. The average option adjusted duration of our fixed maturity portfolio was 3.6 years at March 31, 2014, the same as that at December 31, 2013.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 90.5% of our fixed maturity investments at March 31, 2014 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at March 31, 2014 was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$64,771	$65,210	4.3%
State and municipal	488,609	499,088	33.1%
Mortgage-backed and asset-backed:
Residential mortgage-backed securities	350,772	347,260	23.1%
Commercial mortgage-backed securities	34,421	34,487	2.3%
Asset-backed securities ("ABS"):
Auto loans	51,784	51,901	3.4%
Equipment leases	8,295	8,301	0.6%
Home equity	505	509	0.0%
Credit card receivables	6,515	6,524	0.4%
Tax liens	528	530	0.0%
Student loans	110	118	0.0%
Total ABS	67,737	67,882	4.5%
Total mortgage-backed and ABS	452,930	449,629	29.9%
Corporates
Investment grade	257,197	262,156	17.4%
Non-investment grade	130,548	133,951	8.9%
Total corporates	387,745	396,107	26.3%
Total fixed maturities	1,394,055	1,410,033	93.6%
Equity securities	77,356	94,224	6.3%
Short-term investments	1,400	1,400	0.1%
Total investments	$1,472,812	$1,505,657	100.0%
We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value ($ in thousands) of our fixed maturity portfolio by major security type at March 31, 2014:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$65,210	$0	$0	$0	$0	$65,210	4.6%
State and municipal	107,249	281,102	110,737	0	0	499,088	35.4%
Mortgage-backed and asset-backed	425,444	18,901	5,284	0	0	449,629	31.9%
Corporates	0	17,495	117,820	126,841	133,951	396,107	28.1%
Total fair value	$597,902	$317,499	$233,841	$126,841	$133,951	$1,410,033	100.0%
% of total fair value	42.4%	22.5%	16.6%	9.0%	9.5%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at March 31, 2014 ($ in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$12,163	$38,504	$15,851	$0	$0	$66,518	13.3%
CA	0	35,907	9,890	0	0	45,797	9.2%
GA	11,675	2,425	14,284	0	0	28,384	5.7%
MD	22,952	2,954	0	0	0	25,906	5.2%
TX	10,582	9,691	5,018	0	0	25,292	5.1%
PA	0	12,998	8,212	0	0	21,210	4.2%
WA	878	18,371	1,723	0	0	20,972	4.2%
NC	9,126	10,101	0	0	0	19,227	3.9%
NJ	1,747	6,476	10,651	0	0	18,874	3.8%
VA	4,374	13,212	0	0	0	17,586	3.5%
All other states	33,753	130,462	45,107	0	0	209,322	41.9%
Total fair value	$107,249	$281,102	$110,737	$0	$0	$499,088	100.0%
% of total fair value	21.5%	56.3%	22.2%	0.0%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at March 31, 2014 ($ in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Certificate of Participation	Other	Total Fair Value	% of Total Exposure
NY	$1,803	$8,430	$56,284	$0	$0	$66,518	13.3%
CA	5,512	15,261	25,024	0	0	45,797	9.2%
GA	11,675	1,133	15,577	0	0	28,384	5.7%
MD	11,852	11,100	2,954	0	0	25,906	5.2%
TX	1,467	7,814	16,011	0	0	25,292	5.1%
PA	8,117	792	12,302	0	0	21,210	4.2%
WA	5,693	3,067	12,211	0	0	20,972	4.2%
NC	5,894	3,232	10,101	0	0	19,227	3.9%
NJ	4,036	0	14,838	0	0	18,874	3.8%
VA	1,044	6,754	9,788	0	0	17,586	3.5%
All other states	48,097	25,395	129,237	4,619	1,974	209,322	41.9%
Total fair value	$105,190	$82,979	$304,327	$4,619	$1,974	$499,088	100.0%
% of total fair value	21.1%	16.6%	61.0%	0.9%	0.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at March 31, 2014 ($ in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$25,507	$3,373	$7,151	$20,253	$56,284	18.5%
CA	8,113	10,779	0	6,131	25,024	8.2%
TX	2,185	2,977	3,926	6,923	16,011	5.3%
GA	6,702	4,461	1,293	3,121	15,577	5.1%
NJ	2,014	0	4,642	8,181	14,838	4.9%
CO	0	0	7,075	5,355	12,430	4.1%
PA	8,212	0	2,827	1,262	12,302	4.0%
WA	0	8,541	0	3,670	12,211	4.0%
IN	3,075	0	1,422	6,564	11,062	3.6%
FL	4,873	0	0	5,750	10,623	3.5%
All other states	11,780	17,828	13,625	74,732	117,966	38.8%
Total fair value	$72,461	$47,959	$41,962	$141,944	$304,327	100.0%
% of total fair value	23.8%	15.8%	13.8%	46.6%	100.0%
The following table presents the credit rating and fair value of our residential mortgage-backed securities at March 31, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$164	$0	$0	$0	$0	$164	0.0%
2003	3,649	0	0	0	0	3,649	1.1%
2004	2,806	0	0	0	0	2,806	0.8%
2005	4,251	0	0	0	0	4,251	1.2%
2006	4,689	0	0	0	0	4,689	1.4%
2007	3,256	0	0	0	0	3,256	0.9%
2008	11,325	0	0	0	0	11,325	3.3%
2009	34,233	0	0	0	0	34,233	9.9%
2010	50,084	0	0	0	0	50,084	14.4%
2011	39,069	0	0	0	0	39,069	11.3%
2012	95,067	0	0	0	0	95,067	27.4%
2013	79,007	0	0	0	0	79,007	22.8%
2014	19,659	0	0	0	0	19,659	5.7%
Total fair value	$347,260	$0	$0	$0	$0	$347,260	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
All of the $347.3 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at March 31, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2004	$44	$0	$0	$0	$0	$44	0.1%
2005	11,140	0	0	0	0	11,140	32.3%
2006	13,338	0	0	0	0	13,338	38.7%
2007	3,845	0	0	0	0	3,845	11.1%
2008	0	754	0	0	0	754	2.2%
2010	1,823	0	0	0	0	1,823	5.3%
2012	1,007	0	0	0	0	1,007	2.9%
2013	1,447	0	0	0	0	1,447	4.2%
2014	1,091	0	0	0	0	1,091	3.2%
Total fair value	$33,733	$754	$0	$0	$0	$34,487	100.0%
% of total fair value	97.8%	2.2%	0.0%	0.0%	0.0%	100.0%
None of the $34.5 million of commercial mortgage-backed securities were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at March 31, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$79	$0	$0	$0	$0	$79	0.1%
2003	430	0	0	0	0	430	0.6%
2004	2,000	0	0	0	0	2,000	2.9%
2010	61	0	0	0	0	61	0.1%
2011	2,384	365	0	0	0	2,749	4.0%
2012	12,206	5,127	1,872	0	0	19,204	28.3%
2013	24,024	10,093	2,371	0	0	36,489	53.8%
2014	3,266	2,562	1,041	0	0	6,869	10.1%
Total fair value	$44,450	$18,147	$5,284	$0	$0	$67,882	100.0%
% of total fair value	65.5%	26.7%	7.8%	0.0%	0.0%	100.0%
The following table presents the credit rating and fair value of our corporate bond portfolio, by industry sector and rating of bond, at March 31, 2014 ($ in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Basic Materials	$0	$0	$0	$5,200	$5,285	$10,484	2.6%
Communications	0	0	2,798	19,964	19,613	$42,374	10.7%
Consumer, Cyclical	0	0	2,905	8,995	21,421	$33,321	8.4%
Consumer, Non-cyclical	0	3,805	18,374	12,492	17,760	$52,432	13.2%
Energy	0	0	7,621	13,952	19,471	$41,044	10.4%
Financial	0	13,690	81,636	46,560	16,809	$158,695	40.1%
Industrial	0	0	0	7,134	17,154	$24,288	6.1%
Technology	0	0	1,724	6,010	8,696	$16,429	4.1%
Utilities	0	0	2,763	6,534	7,742	$17,039	4.3%
Total fair value	$0	$17,495	$117,820	$126,841	$133,951	$396,107	100.0%
% of total fair value	0.0%	4.4%	29.7%	32.0%	33.8%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in our investments in corporate fixed income securities at March 31, 2014 are $37.4 million of dollar-denominated investments with issuers or guarantors in foreign countries, as follows ($ in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Sweden	$0	$1,670	$0	$0	$0	$1,670	4.5%
Australia	0	1,700	2,732	0	0	$4,432	11.8%
Britain	0	6,392	11,056	0	0	$17,449	46.6%
Canada	0	3,547	1,710	0	394	$5,651	15.1%
Cayman Islands	0	0	0	0	533	$533	1.4%
France	0	2,079	1,001	0	0	$3,080	8.2%
Switzerland	0	0	4,603	0	0	$4,603	12.3%
Total fair value	$0	$15,389	$21,102	$0	$928	$37,419	100.0%
% of total fair value	0.0%	41.1%	56.4%	0.0%	2.5%	100.0%

We own no investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2014, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2013 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2013.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings nor have there been any material developments in our legal proceedings disclosed in our Form 10-K for the year ended December 31, 2013. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the Form 10-K for the year ended December 31, 2013.

ITEM 1A
Risk Factors
There have been no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2013. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2013.
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
January 1, 2014 - January 31, 2014	11,561	$72.77	8,200	$43,222,101
February 1, 2014 - February 28, 2014	7,600	$72.45	7,600	42,671,290
March 1, 2014 - March 31, 2014	8,400	$72.30	8,400	42,063,727
Total	27,561	$72.54	24,200	$42,063,727

(a)	Includes 3,361 shares surrendered as partial consideration of the exercise price of employee stock options.

(b)	Average price paid per share excludes commissions.

(c)
On November 6, 2012, our Board of Directors increased the authority under our current share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014 from December 31, 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 6
Exhibits
Exhibit 10 -     Performance Share Award Agreement (1)
Exhibit 31.1 -     Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)
Exhibit 31.2 -     Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)
Exhibit 32 -    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS - XBRL Instance Document

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document (2)

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document (2)

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document (2)

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document (2)

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1) Management Contract or Compensatory Plan or Arrangement

(2) Furnished with this report, in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 8, 2014		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)