Form 10-Q
period 2014-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2014-08-07
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014 there were 11,500,654 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Earned premium	$333,024	$331,215	0.5%	$660,703	$649,804	1.7%
Installment and other fee income	23,845	24,952	(4.4)%	48,185	50,252	(4.1)%
Net investment income	9,110	8,622	5.7%	17,909	16,960	5.6%
Net realized gains on investments[1]	1,846	794	132.5%	2,491	4,617	(46.1)%
Other income	128	73	74.9%	279	125	123.9%
Total revenues	367,954	365,656	0.6%	729,567	721,758	1.1%
Costs and Expenses:
Losses and loss adjustment expenses	256,935	257,079	(0.1)%	510,637	507,449	0.6%
Commissions and other underwriting expenses	89,725	91,937	(2.4)%	177,698	179,611	(1.1)%
Interest expense	3,451	3,460	(0.2)%	6,904	6,998	(1.3)%
Corporate general and administrative expenses	2,696	2,335	15.5%	4,222	4,072	3.7%
Other expenses	5	717	(99.3)%	317	1,394	(77.3)%
Total costs and expenses	352,811	355,527	(0.8)%	699,777	699,524	0.0%
Earnings before income taxes	15,143	10,129	49.5%	29,789	22,234	34.0%
Provision for income taxes	4,476	2,721	64.5%	8,795	6,164	42.7%
Net Earnings	$10,667	$7,408	44.0%	$20,994	$16,070	30.6%
Net Earnings per Common Share:
Basic	$0.93	$0.65	43.1%	$1.84	$1.40	31.4%
Diluted	0.92	0.64	43.8%	1.81	1.37	32.1%
Average Number of Common Shares:
Basic	11,435	11,448	(0.1)%	11,432	11,485	(0.5)%
Diluted	11,583	11,643	(0.5)%	11,581	11,698	(1.0)%
Cash Dividends per Common Share	$0.36	$0.30	20.0%	$0.72	$0.60	20.0%

[1]Net realized gains before impairment losses	$1,852	$1,093	69.5%	$2,524	$4,988	(49.4)%
Total other-than-temporary impairment (OTTI) losses	(1)	(486)	(99.8)%	(894)	(558)	60.3%
Non-credit portion in other comprehensive income	0	187	NM	885	187	374.1%
OTTI losses reclassified from other comprehensive income	(5)	0	NM	(25)	0	NM
Net impairment losses recognized in earnings	(6)	(299)	(97.9)%	(33)	(371)	(91.0)%
Total net realized gains on investments	$1,846	$794	132.5%	$2,491	$4,617	(46.1)%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings	$10,667	$7,408	$20,994	$16,070
Other comprehensive income (loss) before tax:
Net change in postretirement benefit liability	(3)	50	655	100
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	15,517	(29,998)	23,370	(27,310)
Less: Reclassification adjustments for gains included in net earnings	(1,846)	(794)	(2,491)	(4,617)
Unrealized gains (losses) on investments, net	13,671	(30,792)	20,879	(31,928)
Other comprehensive income (loss), before tax	13,669	(30,742)	21,534	(31,828)
Income tax (expense) benefit related to components of other comprehensive income	(4,784)	10,760	(7,537)	11,140
Other comprehensive income (loss), net of tax	8,885	(19,982)	13,997	(20,688)
Comprehensive income (loss)	$19,552	$(12,575)	$34,991	$(4,618)

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,418,093 and $1,345,077)	$1,444,959	$1,354,305
Equity securities – at fair value (cost $73,681 and $74,718)	93,332	91,127
Short-term investments - at fair value (amortized cost $200 and $2,595)	200	2,596
Total investments	1,538,492	1,448,027
Cash and cash equivalents	59,139	134,211
Accrued investment income	13,478	12,772
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,509 and $15,884	494,533	451,339
Property and equipment, net of accumulated depreciation of $58,443 and $53,368	55,810	48,061
Prepaid reinsurance premium	4,765	3,133
Recoverables from reinsurers (includes $897 and $77 on paid losses and LAE)	14,614	14,508
Deferred policy acquisition costs	94,017	88,258
Current and deferred income taxes	18,668	28,648
Receivable for securities sold	0	2,791
Other assets	11,221	10,242
Goodwill	75,275	75,275
Total assets	$2,380,011	$2,317,265
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$665,222	$646,577
Unearned premium	610,746	566,004
Payable to reinsurers	0	2
Long-term debt (fair value $287,837 and $272,632)	275,000	275,000
Commissions payable	16,163	19,100
Payable for securities purchased	11,030	39,887
Other liabilities	121,063	113,936
Total liabilities	1,699,223	1,660,507
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,678,956 and 21,599,047 shares issued)	21,729	21,684
Additional paid-in capital	371,340	368,902
Retained earnings	697,722	685,011
Accumulated other comprehensive income, net of tax	30,621	16,624
Treasury stock, at cost (10,171,221 and 10,095,416 shares)	(440,625)	(435,463)
Total shareholders’ equity	680,787	656,758
Total liabilities and shareholders’ equity	$2,380,011	$2,317,265
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	—	—	16,070	—	—	16,070
Net change in postretirement benefit liability	—	—	—	65	—	65
Change in unrealized gain on investments	—	—	—	(20,945)	—	(20,945)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	192	—	192
Comprehensive income (loss)						(4,618)
Dividends paid to common shareholders	—	—	(6,928)	—	—	(6,928)
Shares issued and share-based compensation expense, including tax benefit	60	2,754	—	—	—	2,814
Acquisition of treasury stock	—	—	—	—	(8,841)	(8,841)
Balance at June 30, 2013	$21,589	$364,599	$675,341	$9,163	$(432,022)	$638,669
Net earnings	—	—	16,563	—	—	16,563
Net change in postretirement benefit liability	—	—	—	524	—	524
Change in unrealized gain on investments	—	—	—	8,221	—	8,221
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(1,283)	—	(1,283)
Comprehensive income (loss)						24,025
Dividends paid to common shareholders	—	—	(6,893)	—	—	(6,893)
Shares issued and share-based compensation expense, including tax benefit	95	4,303	—	—	—	4,398
Acquisition of treasury stock	—	—	—	—	(3,441)	(3,441)
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	20,994	—	—	20,994
Net change in postretirement benefit liability	—	—	—	426	—	426
Change in unrealized gain on investments	—	—	—	13,831	—	13,831
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(260)	—	(260)
Comprehensive income (loss)						34,991
Dividends paid to common shareholders	—	—	(8,283)	—	—	(8,283)
Shares issued and share-based compensation expense, including tax benefit	45	2,438	—	—	—	2,483
Acquisition of treasury stock	—	—	—	—	(5,163)	(5,163)
Balance at June 30, 2014	$21,729	$371,340	$697,722	$30,621	$(440,625)	$680,787
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended June 30,
	2014	2013
Operating Activities:
Net earnings	$10,667	$7,408
Adjustments:
Depreciation	2,659	2,031
Amortization	5,500	5,091
Net realized gains on investments	(1,846)	(794)
(Gain) loss on disposal of property and equipment	0	(1)
Share-based compensation expense	1,876	1,446
Excess tax benefits from share-based payment arrangements	(96)	(106)
Activity related to rabbi trust	43	(12)
Decrease (increase) in accrued investment income	(1,091)	(958)
Decrease (increase) in agents’ balances and premium receivable	(1,537)	9,676
Decrease (increase) in reinsurance receivables	(592)	240
Decrease (increase) in deferred policy acquisition costs	690	3,824
Decrease (increase) in other assets	(709)	2,787
Increase (decrease) in unpaid losses and loss adjustment expenses	2,332	15,203
Increase (decrease) in unearned premium	(2,266)	(10,861)
Increase (decrease) in other liabilities	(1,242)	2,913
Net cash provided by operating activities	14,388	37,889
Investing Activities:
Purchases of fixed maturities	(115,716)	(183,985)
Purchases of equity securities	0	(1,100)
Purchases of short-term investments	0	(3,616)
Purchases of property and equipment	(7,702)	(7,463)
Maturities and redemptions of fixed maturities	31,990	57,128
Maturities and redemptions of short-term investments	1,200	0
Proceeds from sale of fixed maturities	52,380	88,206
Proceeds from sale of equity securities	4,999	3,726
Net cash used in investing activities	(32,849)	(47,105)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	83	94
Excess tax benefits from share-based payment arrangements	96	106
Principal payments under capital lease obligation	(141)	(145)
Acquisition of treasury stock	(3,185)	(5,167)
Dividends paid to shareholders	(4,144)	(3,453)
Net cash used in financing activities	(7,292)	(8,564)
Net decrease in cash and cash equivalents	(25,753)	(17,781)
Cash and cash equivalents at beginning of period	84,892	133,641
Cash and cash equivalents at end of period	$59,139	$115,861

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net earnings	$20,994	$16,070
Adjustments:
Depreciation	5,199	4,053
Amortization	11,267	9,714
Net realized gains on investments	(2,491)	(4,617)
(Gain) loss on disposal of property and equipment	(27)	0
Share-based compensation expense	1,708	2,087
Excess tax benefits from share-based payment arrangements	(151)	(157)
Activity related to rabbi trust	61	25
Decrease (increase) in accrued investment income	(706)	(858)
Decrease (increase) in agents’ balances and premium receivable	(43,194)	(29,291)
Decrease (increase) in reinsurance receivables	(1,738)	(1,088)
Decrease (increase) in deferred policy acquisition costs	(5,759)	(4,017)
Decrease (increase) in other assets	1,845	4,634
Increase (decrease) in unpaid losses and loss adjustment expenses	18,645	39,110
Increase (decrease) in unearned premium	44,742	43,653
Increase (decrease) in payable to reinsurers	(2)	(137)
Increase (decrease) in other liabilities	4,313	205
Net cash provided by operating activities	54,705	79,386
Investing Activities:
Purchases of fixed maturities	(299,244)	(490,415)
Purchases of equity securities	(2,600)	(1,100)
Purchases of short-term investments	(200)	(3,616)
Purchases of property and equipment	(12,951)	(9,231)
Maturities and redemptions of fixed maturities	73,191	103,282
Maturities and redemptions of short-term investments	2,600	0
Proceeds from sale of fixed maturities	117,339	280,935
Proceeds from sale of equity securities	4,999	7,244
Proceeds from sale of property and equipment	30	0
Net cash used in investing activities	(116,836)	(112,901)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	624	571
Excess tax benefits from share-based payment arrangements	151	157
Principal payments under capital lease obligation	(275)	(449)
Acquisition of treasury stock	(5,160)	(9,157)
Dividends paid to shareholders	(8,283)	(6,928)
Net cash used in financing activities	(12,942)	(15,806)
Net decrease in cash and cash equivalents	(75,072)	(49,321)
Cash and cash equivalents at beginning of period	134,211	165,182
Cash and cash equivalents at end of period	$59,139	$115,861
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

We revised the presentation of our Consolidated Statements of Earnings for the three and six months ended June 30, 2013 to correctly classify $25.0 million and $50.3 million, respectively, of installment and other fee income as a component of total revenues and to conform to our current-year presentation. Previously, installment and other fee income was presented net within our commissions and other underwriting expenses, which was not in compliance with GAAP, thereby understating both total revenues and total expenses by an equivalent amount. This revision is not considered to be material to previously issued financial statements since it has no effect on the results of operations, financial condition or cash flows in any period presented or in any previously issued financial statements.
We have evaluated events that occurred after June 30, 2014 for recognition or disclosure in our financial statements and the notes to the financial statements.

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance, which is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

Note 2 Computation of Net Earnings per Share

The following table illustrates our computations of basic and diluted net earnings per common share (in thousands, except per share figures):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings	$10,667	$7,408	$20,994	$16,070
Average basic shares outstanding	11,435	11,448	11,432	11,485
Basic net earnings per share	$0.93	$0.65	$1.84	$1.40

Average basic shares outstanding	11,435	11,448	11,432	11,485
Restricted stock not yet vested	62	47	59	45
Dilutive effect of assumed option exercises	0	31	1	34
Dilutive effect of Performance Share Plan	86	117	89	135
Average diluted shares outstanding	11,583	11,643	11,581	11,698
Diluted net earnings per share	$0.92	$0.64	$1.81	$1.37

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis (in thousands):

	Fair Value
June 30, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$59,139	$0	$0	$59,139
Fixed maturity securities:
U.S. government	66,926	121	0	67,047
State and municipal	0	510,844	0	510,844
Mortgage-backed securities:
Residential	0	351,520	0	351,520
Commercial	0	40,391	0	40,391
Total mortgage-backed securities	0	391,911	0	391,911
Asset-backed securities	0	66,256	380	66,635
Corporates	0	403,953	4,569	408,522
Total fixed maturities	66,926	1,373,084	4,949	1,444,959
Equity securities	93,332	0	0	93,332
Short-term investments	200	0	0	200
Total cash and investments	$219,597	$1,373,084	$4,949	$1,597,630
Percentage of total cash and investments	13.7%	85.9%	0.3%	100.0%

	Fair Value
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$134,211	$0	$0	$134,211
Fixed maturity securities:
U.S. government	64,496	171	0	64,666
State and municipal	0	487,111	0	487,111
Mortgage-backed securities:
Residential	0	323,346	0	323,346
Commercial	0	35,816	0	35,816
Total mortgage-backed securities	0	359,162	0	359,162
Collateralized mortgage obligations	0	1,291	0	1,291
Asset-backed securities	0	70,573	686	71,259
Corporates	0	365,642	5,175	370,816
Total fixed maturities	64,496	1,283,949	5,860	1,354,305
Equity securities	91,127	0	0	91,127
Short-term investments	1,200	1,396	0	2,596
Total cash and investments	$291,033	$1,285,345	$5,860	$1,582,238
Percentage of total cash and investments	18.4%	81.2%	0.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $287.8 million and $272.6 million fair value of our long-term debt at June 30, 2014 and December 31, 2013, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities held in a rabbi trust which funds our Supplemental Employee Retirement Plan ("SERP"). Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization ("NRSRO"). We recognize transfers between levels at the beginning of the reporting period.
A third party nationally recognized pricing service provides the fair value of securities in Level 2. We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.
The following tables present the progression in the Level 3 fair value category (in thousands):

	Three months ended June 30, 2014
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,054	$530	$5,583
Total gains or (losses), unrealized or realized
Included in net earnings	0	20	0	20
Included in other comprehensive income	0	(3)	(2)	(4)
Settlements	0	(501)	(148)	(649)
Balance at end of period	$0	$4,569	$380	$4,949

	Three months ended June 30, 2013
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,115	$8,899	$0	$12,014
Total gains or (losses), unrealized or realized
Included in net earnings	(9)	350	0	341
Included in other comprehensive income	18	(216)	0	(198)
Settlements	0	(979)	0	(979)
Balance at end of period	$3,124	$8,055	$0	$11,179

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30, 2014
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	29	0	29
Included in other comprehensive income	0	(59)	(2)	(60)
Settlements	0	(575)	(304)	(879)
Balance at end of period	$0	$4,569	$380	$4,949

	Six months ended June 30, 2013
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,712	$9,101	$0	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	(31)	472	0	441
Included in other comprehensive income	(71)	(321)	0	(393)
Settlements	(485)	(1,197)	0	(1,682)
Balance at end of period	$3,124	$8,055	$0	$11,179

Of the $4.9 million fair value of securities in Level 3 at June 30, 2014, which consists of nine securities, we priced six based on non-binding broker quotes, one price was provided by our unaffiliated money manager and one security, which was included in Level 3 because it was not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service. We manually calculated the remaining security, which had a fair value of $0.1 million.
Quantitative information about the significant unobservable input used in the fair value measurement of the manually priced security at June 30, 2014 is as follows (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Value Used
Corporate bond	$0.1	Recovery rate[1]	Probability of default	100%

[1] Recovery rate for senior unsecured bonds as indicated in Moody's Investor's Service Annual Default Study: Corporate Default and Recovery Rates, 1920-2013.

The significant unobservable input used in the fair value measurement of our manually-priced corporate bond is a probability of default assumption. Significant changes in this input could result in a significant change in fair value measurement for this corporate bond.  Generally, a reduction in probability of default would increase security valuation.
There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2014.
The gains or losses included in net earnings are included in the line item "Net realized gains on investments" in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item "Unrealized gains (losses) on investments, net" in the Consolidated Statements of Comprehensive Income and the line item "Change in unrealized gain on investments" or the line item "Change in non-credit component of impairment losses on fixed maturities" in the Consolidated Statements of Changes in Shareholders’ Equity.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$59,139	$59,139	$134,211	$134,211
Investments
Fixed maturities	1,444,959	1,444,959	1,354,305	1,354,305
Equity securities	93,332	93,332	91,127	91,127
Short-term	200	200	2,596	2,596
Total cash and investments	$1,597,630	$1,597,630	$1,582,238	$1,582,238
Liabilities:
Long-term debt	$275,000	$287,837	$275,000	$272,632

See Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2014 were $57.4 million and $122.3 million, respectively. The proceeds from the sales of securities for the three and six months ended June 30, 2013 were $91.9 million and $288.2 million, respectively. The proceeds for the six months ended June 30, 2013 were net of $5.4 million of receivable for securities sold during the second quarter of 2013 that had not settled at June 30, 2013. There was no receivable for unsettled sales as of June 30, 2014.
Gross gains of $1.9 million and gross losses of $0.1 million were realized on sales of available for sale securities during the three months ended June 30, 2014, compared with gross gains of $1.8 million and gross losses of $0.7 million realized on sales during the three months ended June 30, 2013. Gross gains of $2.7 million and gross losses of $0.2 million were realized on sales of available for sale securities during the six months ended June 30, 2014, compared with gross gains of $6.1 million and gross losses of $1.1 million realized on sales during the six months ended June 30, 2013. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows (in thousands):

	June 30, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$66,505	$768	$(226)	$67,047	$0
State and municipal	498,188	12,853	(198)	510,844	(87)
Mortgage-backed securities:
Residential	348,802	5,496	(2,778)	351,520	(3,144)
Commercial	40,295	240	(143)	40,391	0
Total mortgage-backed securities	389,097	$5,736	(2,922)	$391,911	(3,144)
Asset-backed securities	66,332	313	(9)	66,635	(8)
Corporates	397,971	10,920	(369)	408,522	(450)
Total fixed maturities	1,418,093	30,590	(3,724)	1,444,959	(3,689)
Equity securities	73,681	19,651	0	93,332	0
Short-term investments	200	0	0	200	0
Total	$1,491,975	$50,241	$(3,724)	$1,538,492	$(3,689)

	December 31, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,194	$900	$(427)	$64,666	$0
State and municipal	478,092	10,789	(1,771)	487,111	(73)
Mortgage-backed securities:
Residential	330,169	1,985	(8,809)	323,346	(2,435)
Commercial	35,781	339	(304)	35,816	0
Total mortgage-backed securities	365,950	2,324	(9,113)	359,162	(2,435)
Collateralized mortgage obligations	1,228	63	0	1,291	(161)
Asset-backed securities	71,183	178	(103)	71,259	(8)
Corporates	364,430	9,086	(2,700)	370,816	(612)
Total fixed maturities	1,345,077	23,340	(14,112)	1,354,305	(3,290)
Equity securities	74,718	16,409	0	91,127	0
Short-term investments	2,595	1	0	2,596	0
Total	$1,422,390	$39,750	$(14,112)	$1,448,027	$(3,290)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
June 30, 2014
Fixed maturities:
U.S. government	1	$448	$0	0.1%	9	$26,148	$(226)	0.9%
State and municipal	13	32,362	(32)	0.1%	9	17,866	(166)	0.9%
Mortgage-backed securities:
Residential	25	11,292	(87)	0.8%	123	134,613	(2,691)	2.0%
Commercial	4	5,704	(4)	0.1%	8	15,475	(139)	0.9%
Total mortgage-backed securities	29	16,996	(92)	0.5%	131	150,087	(2,830)	1.9%
Asset-backed securities	4	2,203	(3)	0.1%	2	1,153	(7)	0.6%
Corporates	17	20,347	(77)	0.4%	18	25,089	(292)	1.2%
Total fixed maturities	64	72,356	(203)	0.3%	169	220,343	(3,521)	1.6%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	64	$72,356	$(203)	0.3%	169	$220,343	$(3,521)	1.6%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2013
Fixed maturities:
U.S. government	11	$26,396	$(427)	1.6%	0	$0	$0	0.0%
State and municipal	51	121,431	(1,425)	1.2%	4	8,062	(346)	4.1%
Mortgage-backed securities:
Residential	229	207,821	(7,064)	3.3%	34	39,659	(1,744)	4.2%
Commercial	11	22,311	(290)	1.3%	1	756	(14)	1.8%
Total mortgage-backed securities	240	230,133	(7,354)	3.1%	35	40,415	(1,758)	4.2%
Asset-backed securities	18	14,738	(103)	0.7%	0	0	0	0.0%
Corporates	90	115,735	(2,621)	2.2%	1	1,212	(79)	6.1%
Total fixed maturities	410	508,432	(11,929)	2.3%	40	49,688	(2,183)	4.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	410	$508,432	$(11,929)	2.3%	40	$49,688	$(2,183)	4.2%

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
We regularly evaluate for potential impairment each security position that has either of the following: a fair value of less than 95% of its book value or an unrealized loss that equals or exceeds $100,000.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	June 30, 2014	December 31, 2013
Number of positions held with unrealized:
Gains	872	590
Losses	233	450
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	87%	81%
Losses that were investment grade	93%	93%
Percentage of fair value held with unrealized:
Gains that were investment grade	89%	88%
Losses that were investment grade	94%	95%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at June 30, 2014 (in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$58,415	$(100)	$(100)	$0	$0
Four months through six months	8,052	(35)	(35)	0	0
Seven months through nine months	5,321	(50)	(46)	(4)	0
Ten months through twelve months	572	(18)	(18)	0	0
Greater than twelve months	220,340	(3,521)	(3,358)	(163)	0
Total	$292,699	$(3,724)	$(3,557)	$(167)	$0
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following (in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Six months ended June 30, 2014
Unrealized holding gains (losses) on securities arising during the period	$18,850	$4,515	$5	$(8,179)	$15,190
Realized (gains) losses on securities sold	(1,246)	(1,273)	(5)	883	(1,641)
Impairment loss recognized in earnings	33	0	0	(12)	22
Change in unrealized gains (losses) on marketable securities, net	$17,638	$3,242	$(1)	$(7,308)	$13,571
Six months ended June 30, 2013
Unrealized holding gains (losses) on securities arising during the period	$(30,328)	$3,018	$0	$9,558	$(17,751)
Realized (gains) losses on securities sold	(4,329)	(660)	0	1,746	(3,242)
Impairment loss recognized in earnings	371	0	0	(130)	241
Change in unrealized gains (losses) on marketable securities, net	$(34,286)	$2,358	$0	$11,175	$(20,753)

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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component (in thousands):

	Six months ended June 30,
	2014	2013
Beginning balance	$956	$487
Additions for:
Previously impaired securities	19	0
Newly impaired securities	13	48
Reductions for:
Securities sold and paid down	(74)	(164)
Ending balance	$914	$371
The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2014, based on their fair values (in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$85,567	$1,250	$7,351	$94,168	$93,186
After one year through five years	536,545	66,920	2,500	605,965	591,519
After five years through ten years	219,104	51,466	1,305	271,875	264,506
After ten years	11,781	2,624	0	14,405	13,454
Mortgage-backed and asset-backed securities	288,106	170,440	0	458,546	455,429
Total	$1,141,104	$292,699	$11,156	$1,444,959	$1,418,093

Note 5 Long-Term Debt

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the June 30, 2014 fair value of $287.8 million using a 179 basis point spread to the ten-year U.S. Treasury Note of 2.532%.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At June 30, 2014, there were no borrowings outstanding under the Credit Agreement. We expect to renew our line of credit in August 2014.

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Earnings before income taxes	$15,143	$10,129	$29,789	$22,234
Income taxes at statutory rate	5,300	3,545	10,426	7,782
Effect of:
Dividends-received deduction	(144)	(130)	(251)	(179)
Tax-exempt interest	(701)	(716)	(1,403)	(1,465)
Other	20	22	23	27
Provision for income taxes as shown on the Consolidated Statements of Earnings	$4,476	$2,721	$8,795	$6,164
GAAP effective tax rate	29.6%	26.9%	29.5%	27.7%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income tax payments	$6,200	$0	$6,200	$0
Interest payments on debt	0	0	6,875	6,951
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $57.2 million and $50.5 million, respectively, at June 30, 2014 and December 31, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at Beginning of Period
Unpaid losses on known claims	$226,659	$218,835	$221,447	$205,589
IBNR losses	272,159	223,898	262,660	218,552
LAE	164,072	154,068	162,469	148,753
Total unpaid losses and LAE	662,890	596,800	646,577	572,894
Reinsurance recoverables	(14,544)	(13,793)	(14,431)	(13,678)
Unpaid losses and LAE, net of reinsurance recoverables	648,346	583,008	632,146	559,215
Current Activity
Loss and LAE incurred:
Current accident year	257,098	255,650	513,874	506,149
Prior accident years	(163)	1,428	(3,237)	1,300
Total loss and LAE incurred	256,935	257,079	510,637	507,449
Loss and LAE payments:
Current accident year	(153,772)	(150,335)	(234,590)	(228,191)
Prior accident years	(100,005)	(91,567)	(256,688)	(240,290)
Total loss and LAE payments	(253,776)	(241,902)	(491,278)	(468,480)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	651,505	598,184	651,505	598,184
Add back reinsurance recoverables	13,717	13,819	13,717	13,819
Total unpaid losses and LAE	665,222	612,004	665,222	612,004
Unpaid losses on known claims	225,040	222,138	225,040	222,138
IBNR losses	274,830	232,546	274,830	232,546
LAE	165,352	157,320	165,352	157,320
Total unpaid losses and LAE	$665,222	$612,004	$665,222	$612,004

The $3.2 million of favorable reserve development during the six months ended June 30, 2014 was primarily due to a decrease in frequency in accident year 2013 in Florida personal injury protection and material damage coverages in the states of California and Pennsylvania.

Note 9 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2013. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2013.
Contingencies
From time to time, we and our subsidiaries are named as defendants in various lawsuits incidental to our insurance operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves. We also face in the ordinary course of business lawsuits that seek

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

damages beyond policy limits, commonly known as extra-contractual or “bad faith” claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance, we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss, while not probable, is judged to be reasonably possible we will disclose the nature of the contingency and a possible range of loss if estimable.
In Reyes v. Infinity Indemnity Insurance Company, formerly reported as Estate of Jorge Luis Arroyo, Jr., et al. v. Gustavo M. Rodriguez,et al., (Circuit Court of Miami-Dade County, Florida), a third party claimant is attempting to recover from Infinity a $30 million consent judgment obtained against an Infinity policyholder for personal injuries suffered by plaintiff. Infinity believes any claims of bad faith are unfounded and has denied any and all liability to plaintiff. While the outcome of this case, as with litigation generally, cannot be predicted with certainty, at this stage of the litigation we do not believe that the likelihood of a material loss is probable.
For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2013.

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows (in thousands):

	Three months ended June 30,
	2014			2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$595	$(208)	$387	$(918)	$321	$(596)
Effect on other comprehensive income	(3)	1	(2)	50	(17)	32
Accumulated change in postretirement benefit liability, end of period	593	(208)	385	(868)	304	(564)

Accumulated unrealized gains on investments, net, beginning of period	32,846	(11,496)	21,350	45,756	(16,015)	29,741
Other comprehensive income before reclassification	15,517	(5,431)	10,086	(29,998)	10,499	(19,499)
Reclassification adjustment for other-than-temporary impairments included in net income	6	(2)	4	299	(105)	194
Reclassification adjustment for realized gains included in net income	(1,852)	648	(1,204)	(1,093)	382	(710)
Effect on other comprehensive income	13,671	(4,785)	8,886	(30,792)	10,777	(20,015)
Accumulated unrealized gains on investments, net, end of period	46,517	(16,281)	30,236	14,964	(5,237)	9,727

Accumulated other comprehensive income, beginning of period	33,441	(11,704)	21,737	44,838	(15,693)	29,145
Change in postretirement benefit liability	(3)	1	(2)	50	(17)	32
Change in unrealized gains on investments, net	13,671	(4,785)	8,886	(30,792)	10,777	(20,015)
Effect on other comprehensive income	13,669	(4,784)	8,885	(30,742)	10,760	(19,982)
Accumulated other comprehensive income, end of period	$47,110	$(16,488)	$30,621	$14,096	$(4,934)	$9,163

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30,
	2014			2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(62)	$22	$(40)	$(967)	$339	$(629)
Effect on other comprehensive income	655	(229)	426	100	(35)	65
Accumulated change in postretirement benefit liability, end of period	593	(208)	385	(868)	304	(564)

Accumulated unrealized gains on investments, net, beginning of period	25,638	(8,973)	16,665	46,892	(16,412)	30,480
Other comprehensive income before reclassification	23,370	(8,179)	15,190	(27,310)	9,559	(17,752)
Reclassification adjustment for other-than-temporary impairments included in net income	33	(12)	22	371	(130)	241
Reclassification adjustment for realized gains included in net income	(2,524)	883	(1,641)	(4,988)	1,746	(3,242)
Effect on other comprehensive income	20,879	(7,308)	13,571	(31,928)	11,175	(20,753)
Accumulated unrealized gains on investments, net, end of period	46,517	(16,281)	30,236	14,964	(5,237)	9,727

Accumulated other comprehensive income, beginning of period	25,576	(8,952)	16,624	45,924	(16,073)	29,851
Change in postretirement benefit liability	655	(229)	426	100	(35)	65
Change in unrealized gains on investments, net	20,879	(7,308)	13,571	(31,928)	11,175	(20,753)
Effect on other comprehensive income	21,534	(7,537)	13,997	(31,828)	11,140	(20,688)
Accumulated other comprehensive income, end of period	$47,110	$(16,488)	$30,621	$14,096	$(4,934)	$9,163

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

OVERVIEW
In the second quarter and first six months of 2014, our gross written premium grew 3.4% and 1.8%, respectively, compared with the same periods of 2013. Our plan for 2014 calls for premium growth in our profitable Focus States of California, Florida, and Texas personal auto and countrywide Commercial Vehicle, while returning our remaining four Focus States of Arizona, Georgia, Nevada and Pennsylvania to profitability. While this plan will mean reduced gross written premium for four of our Focus States, we expect to see continued premium growth in our largest and most profitable markets. In the second quarter and first six months of 2014, gross written premium in California, Florida, Texas and Commercial Vehicle grew 8.6% and 7.3%, respectively, compared with the same periods of 2013, while the remaining Focus States declined 25.9% and 27.6%, respectively. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended June 30, 2014 were $10.7 million and $0.92, respectively, compared with $7.4 million and $0.64, respectively, for the three months ended June 30, 2013. Net earnings and diluted earnings per share for the six months ended June 30, 2014 were $21.0 million and $1.81, respectively, compared with $16.1 million and $1.37, respectively, for the six months ended June 30, 2013. The increase in diluted earnings per share for the three and six months ended June 30, 2014 was primarily due to an improvement in underwriting profitability.
Included in net earnings for the three and six months ended June 30, 2014 were $0.1 million ($0.2 million pre-tax) and $2.1 million ($3.2 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to a decrease in frequency in accident year 2013 in Florida personal injury protection and material damage coverages in California and Pennsylvania. Included in net earnings for the three and six months ended June 30, 2013 were $0.9 million ($1.4 million pre-tax) and $0.8 million ($1.3 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through June 30, 2014.

	Accident Year Combined Ratio Developed Through						Prior Accident Year Favorable / (Unfavorable) Development		($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Mar 2013	June 2013	Sept 2013	Dec 2013	Mar 2014	June 2014	Q2 2014	YTD 2014	Q2 2014	YTD 2014
Prior									$(0.9)	$(0.1)
2006	90.3%	90.3%	90.3%	90.3%	90.3%	90.2%	0.1%	0.1%	0.7	0.6
2007	92.2%	92.2%	92.2%	92.2%	92.2%	92.2%	0.0%	0.0%	0.2	0.2
2008	91.4%	91.4%	91.3%	91.3%	91.3%	91.3%	0.0%	0.0%	0.4	0.4
2009	92.4%	92.3%	92.2%	92.3%	92.3%	92.3%	0.0%	0.0%	0.2	0.1
2010	99.8%	99.7%	99.8%	99.6%	99.5%	99.3%	0.2%	0.3%	1.7	2.4
2011	100.5%	100.4%	100.4%	100.3%	100.2%	100.4%	(0.2)%	(0.1)%	(1.6)	(1.0)
2012	99.2%	99.5%	99.6%	99.8%	100.1%	100.2%	0.0%	(0.3)%	(0.3)	(3.9)
2013	98.2%	97.8%	97.7%	97.7%	97.4%	97.4%	0.0%	0.3%	(0.3)	4.5
2014 YTD					97.8%	97.4%
									$0.2	$3.2
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended June 30, 2014 was $9.1 million compared with $8.6 million for the three months ended June 30, 2013. Pre-tax net investment income for the six months ended June 30, 2014 was $17.9 million compared with $17.0 million for the six months ended June 30, 2013. The increase in pre-tax net investment income is a result of a 4.0% increase in average invested assets (at cost). Average investments have increased as a result of positive cashflow from operations due to growth in premiums and improved margins.
Our book value per share increased 3.6% from $57.09 at December 31, 2013 to $59.16 at June 30, 2014. This increase was primarily due to an increase in unrealized gains and earnings partially offset by dividends for the six months ended June 30, 2014.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended June 30,
	2014	2013	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$299,057	$290,238	$8,819	3.0%
Other States	1,657	7,006	(5,348)	(76.3)%
Total Personal Auto	300,714	297,243	3,471	1.2%
Commercial Vehicle	28,512	21,413	7,099	33.2%
Classic Collector	4,455	4,056	399	9.8%
Total gross written premium	333,681	322,712	10,969	3.4%
Ceded reinsurance	(3,535)	(2,535)	(1,000)	39.5%
Net written premium	330,146	320,177	9,969	3.1%
Change in unearned premium	2,878	11,037	(8,160)	(73.9)%
Net earned premium	$333,024	$331,215	$1,809	0.5%

	Six months ended June 30,
	2014	2013	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$646,035	$633,359	$12,676	2.0%
Other States	3,490	15,248	(11,758)	(77.1)%
Total Personal Auto	649,525	648,607	918	0.1%
Commercial Vehicle	53,976	42,671	11,305	26.5%
Classic Collector	7,362	6,777	585	8.6%
Total gross written premium	710,862	698,055	12,807	1.8%
Ceded reinsurance	(6,466)	(4,910)	(1,557)	31.7%
Net written premium	704,396	693,145	11,250	1.6%
Change in unearned premium	(43,693)	(43,342)	(351)	0.8%
Net earned premium	$660,703	$649,804	$10,899	1.7%

The following table summarizes our policies in force:

	At June 30,
	2014	2013	Change	% Change
Policies in Force
Personal Auto
Focus States	830,595	869,649	(39,054)	(4.5)%
Other States	6,649	25,123	(18,474)	(73.5)%
Total Personal Auto	837,244	894,772	(57,528)	(6.4)%
Commercial Vehicle	42,507	40,800	1,707	4.2%
Classic Collector	40,287	38,828	1,459	3.8%
Total policies in force	920,038	974,400	(54,362)	(5.6)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium grew 3.4% and 1.8% during the second quarter and first six months of 2014, respectively, compared with the same periods of 2013. During the first six months of 2014, Infinity implemented rate revisions in various states with an overall rate increase of 2.3%. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 2.0%. Policies in force at June 30, 2014 decreased 5.6% compared with the same period in 2013. Gross written premium grew despite the decline in policies in force due primarily to growth in our Florida business, which has a higher average premium per policy than our other states.
During the second quarter and first six months of 2014, personal auto insurance gross written premium in our Focus States grew 3.0% and 2.0%, respectively, when compared with the same periods of 2013. The increase in gross written premium is primarily due to growth in California, Florida, and Texas, which grew a combined 6.6% and 5.9% during the second quarter and first six months of 2014, respectively. The growth in California was primarily due to higher average premium and renewal business growth. Average written premiums in Florida and Texas also increased along with an increase in new business growth. The growth in California, Florida, and Texas during the second quarter and first six months of 2014 was partially offset by declines in the remaining Focus States.
Our Commercial Vehicle gross written premium grew 33.2% and 26.5% during the second quarter and first six months of 2014, respectively, when compared with the same periods of 2013. This growth is primarily due to higher average premium and growth in new business.
Gross written premium in our Classic Collector product grew 9.8% and 8.6% during the second quarter and first six months of 2014, respectively, when compared with the same periods of 2013. This growth is primarily due to growth in renewal business.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present the statutory and GAAP combined ratios:

	Three months ended June 30,
	2014			2013			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.3%	17.8%	96.1%	78.1%	17.7%	95.8%	0.2%	0.2%	0.3%
Other States	(9.9)%	22.9%	13.0%	73.8%	20.5%	94.3%	(83.7)%	2.4%	(81.3)%
Total Personal Auto	77.5%	17.9%	95.4%	78.0%	17.7%	95.7%	(0.5)%	0.1%	(0.3)%
Commercial Vehicle	75.4%	17.5%	92.9%	75.3%	17.2%	92.6%	0.1%	0.3%	0.3%
Classic Collector	56.6%	31.2%	87.9%	56.1%	32.6%	88.7%	0.5%	(1.3)%	(0.8)%
Total statutory ratios	77.3%	18.0%	95.2%	77.8%	17.9%	95.7%	(0.5)%	0.1%	(0.4)%
Total statutory ratios excluding development	79.0%	18.0%	97.0%	80.9%	17.9%	98.8%	(1.9)%	0.1%	(1.8)%
GAAP ratios	77.2%	19.8%	96.9%	77.6%	20.2%	97.8%	(0.5)%	(0.4)%	(0.9)%
GAAP ratios excluding development	78.9%	19.8%	98.7%	80.7%	20.2%	100.9%	(1.8)%	(0.4)%	(2.3)%

	Six months ended June 30,
	2014			2013			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.4%	17.6%	96.1%	78.9%	17.4%	96.3%	(0.4)%	0.2%	(0.2)%
Other States	36.5%	27.6%	64.2%	78.1%	21.4%	99.5%	(41.6)%	6.3%	(35.3)%
Total Personal Auto	78.0%	17.7%	95.7%	78.8%	17.5%	96.4%	(0.9)%	0.2%	(0.7)%
Commercial Vehicle	74.6%	17.6%	92.1%	73.0%	16.6%	89.6%	1.6%	0.9%	2.5%
Classic Collector	51.2%	32.4%	83.6%	49.0%	34.6%	83.5%	2.2%	(2.2)%	0.1%
Total statutory ratios	77.4%	17.9%	95.3%	78.2%	17.7%	95.9%	(0.9)%	0.2%	(0.7)%
Total statutory ratios excluding development	77.9%	17.9%	95.7%	78.0%	17.7%	95.7%	(0.2)%	0.2%	0.0%
GAAP ratios	77.3%	19.6%	96.9%	78.1%	19.9%	98.0%	(0.8)%	(0.3)%	(1.1)%
GAAP ratios excluding development	77.8%	19.6%	97.4%	77.9%	19.9%	97.8%	(0.1)%	(0.3)%	(0.4)%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three and six months ended June 30, 2014 decreased by 0.4 point and 0.7 point from the same periods of 2013. The second quarter and first six months of 2014 included $0.2 million and $3.2 million of favorable development on prior year loss and LAE reserves, respectively, while the second quarter and first six months of 2013 included $1.4 million and $1.3 million of unfavorable development on prior year loss and LAE reserves, respectively. Excluding the effect of development, the statutory combined ratio decreased 1.8 points and 0.0 point, respectively, for the three and six months ended June 30, 2014 compared with the same periods of 2013.
The GAAP combined ratio for the three and six months ended June 30, 2014 decreased by 0.9 point and 1.1 points, respectively, from the same periods of 2013. Excluding the effect of development, the GAAP combined ratio decreased by 2.3 points and 0.4 point, respectively, for the three and six months ended June 30, 2014, compared with the same periods of 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Losses from catastrophes were $1.9 million for both the three and six months ended June 30, 2014, compared with $1.1 million and $1.7 million for the same periods of 2013, respectively.
The combined ratio in the Other States decreased by 81.3 points and 35.3 points, respectively, during the three and six months ended June 30, 2014. The improvement in the loss and LAE ratio in the Other States is primarily due to favorable development on prior accident year loss and LAE reserves recognized during the first six months of 2014 of approximately $1.4 million. Earned premium and losses in these states continue to decline as we run off business.
The combined ratio in Commercial Vehicle increased by 0.3 point and 2.5 points, during the three and six months ended June 30, 2014, respectively, compared with the same periods of 2013 primarily due to an increase in the loss and LAE ratio in both periods in 2014. The increase is due to several large losses incurred during the second quarter of 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,963	$8,607	$17,795	$17,202
Dividends on equity securities	689	625	1,204	858
Gross investment income	9,652	9,232	18,999	18,060
Investment expenses	(542)	(610)	(1,090)	(1,100)
Net investment income	9,110	8,622	17,909	16,960
Average investment balance, at cost	$1,554,125	$1,489,599	$1,554,837	$1,495,490
Annualized returns excluding realized gains and losses	2.3%	2.3%	2.3%	2.3%
Annualized returns including realized gains and losses	2.8%	2.5%	2.6%	2.9%
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and six months ended June 30, 2014 increased compared to the same periods of 2013 primarily due to growth in average investment balances.
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will continue to decline gradually as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

The following table provides information about our fixed maturity investments at June 30, 2014, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

(in thousands)	Expected Principal Cash Flows
	MBS, CMO and ABS only	Excluding MBS, CMO and ABS	Total	Maturing Book Yield
For the period ending December 31,
2014	$30,672	$41,776	$72,448	2.3%
2015	67,630	164,387	232,017	2.5%
2016	71,214	174,166	245,380	2.4%
2017	53,496	200,395	253,892	2.3%
2018	35,923	90,835	126,758	2.7%
Thereafter	178,865	233,705	412,570	3.1%
Total	$437,800	$905,264	$1,343,064	2.6%
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, in thousands):

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(6)	$580	$573	$(299)	$807	$508
Equities	0	1,273	1,273	0	286	286
Short-term investments	0	0	0	0	0	0
Total	$(6)	$1,852	$1,846	$(299)	$1,093	$794

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(33)	$1,246	$1,213	$(371)	$4,329	$3,958
Equities	0	1,273	1,273	0	660	660
Short-term investments	0	5	5	0	0	0
Total	$(33)	$2,524	$2,491	$(371)	$4,988	$4,617

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

Interest Expense
At June 30, 2014, we had $275 million of Senior Notes outstanding that accrue interest at 5.0% (the "5.0% Senior Notes"). We recognized $3.4 million and $6.9 million of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three and six months ended June 30, 2014, respectively, compared to $3.4 million and $7.0 million for the same periods of 2013. Refer to Note 5 to the Consolidated Financial Statements for additional information on the Senior Notes.
Income Taxes
Our GAAP effective tax rate for the three and six months ended June 30, 2014 was 29.6% and 29.5%, respectively, compared with 26.9% and 27.7% for the same periods of 2013. Refer to Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of June 30, 2014, the holding company had $122.3 million of cash and investments. In 2014, our insurance subsidiaries may pay us up to $66.8 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2014, our insurance subsidiaries have paid us ordinary dividends of $30.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $8.0 million and $62.5 million, respectively, during the three and six months ended June 30, 2014 compared to positive operating cash flows of $28.9 million and $81.2 million, respectively, during the three and six months ended June 30, 2013.
At June 30, 2014, we had $275 million principal outstanding of Senior Notes. The Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2011, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At June 30, 2014 there were no borrowings outstanding under the credit agreement. We expect to renew our line of credit in August 2014.
In June 2013, we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2014, we increased our quarterly dividend to $0.36 per share from $0.30 per share. At this current amount, our 2014 annualized dividend payments would be approximately $16.6 million.

On August 3, 2010 our Board of Directors adopted a share and debt repurchase program set to expire on December 31, 2011. On August 2, 2011 our Board of Directors increased the authority under this program by $50.0 million and extended the date to execute the program to December 31, 2012. On November 6, 2012, our Board of Directors again increased the authority under this share and debt repurchase plan by $25.0 million and extended the date to execute the program to December 31, 2014. During the first quarter of 2014, we repurchased 24,200 shares at an average cost, excluding commissions, of $72.20. During the second quarter of 2014, we repurchased 22,000 shares at an average cost, excluding commissions, of $65.41. As of June 30, 2014, we had $40.6 million of authority remaining under this program.
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
Premium ceded under all reinsurance agreements for the three and six months ended June 30, 2014 was $3.5 million and $6.5 million, respectively, compared with $2.5 million and $4.9 million for the same periods of 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments
Our consolidated investment portfolio at June 30, 2014 contained approximately $1.4 billion in fixed maturity securities, $93.3 million in equity securities and $0.2 million in short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At June 30, 2014, we had pre-tax net unrealized gains of $26.9 million on fixed maturities and pre-tax net unrealized gains of $19.7 million on equity securities. Combined, the pre-tax net unrealized gain increased by $20.9 million for the six months ended June 30, 2014. This increase occurred primarily in the fixed portfolio due to lower market interest rates. The average option adjusted duration of our fixed maturity portfolio was 3.5 years at June 30, 2014 compared with 3.6 years at December 31, 2013.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 90.4% of our fixed maturity investments at June 30, 2014 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at June 30, 2014 was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$66,505	$67,047	4.4%
State and municipal	498,188	510,844	33.2%
Mortgage-backed and asset-backed:
Residential mortgage-backed securities	348,802	351,520	22.8%
Commercial mortgage-backed securities	40,295	40,391	2.6%
Asset-backed securities ("ABS"):
Auto loans	52,439	52,680	3.4%
Equipment leases	8,383	8,421	0.5%
Home equity	505	516	0.0%
Credit card receivables	4,515	4,521	0.3%
Tax liens	380	380	0.0%
Student loans	110	118	0.0%
Total ABS	66,332	66,635	4.3%
Total mortgage-backed and ABS	455,429	458,546	29.8%
Corporates
Investment grade	262,890	269,649	17.5%
Non-investment grade	135,081	138,873	9.0%
Total corporates	397,971	408,522	26.6%
Total fixed maturities	1,418,093	1,444,959	93.9%
Equity securities	73,681	93,332	6.1%
Short-term investments	200	200	0.0%
Total investments	$1,491,975	$1,538,492	100.0%
We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value ($ in thousands) of our fixed maturity portfolio by major security type at June 30, 2014:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$67,047	$0	$0	$0	$0	$67,047	4.6%
State and municipal	107,086	292,844	110,914	0	0	510,844	35.4%
Mortgage-backed and asset-backed	426,081	26,778	5,687	0	0	458,546	31.7%
Corporates	0	18,688	118,434	132,527	138,873	408,522	28.3%
Total fair value	$600,214	$338,310	$235,035	$132,527	$138,873	$1,444,959	100.0%
% of total fair value	41.5%	23.4%	16.3%	9.2%	9.6%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at June 30, 2014 ($ in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$8,795	$43,666	$16,785	$0	$0	$69,245	13.6%
CA	0	42,903	9,870	0	0	52,773	10.3%
MD	26,326	2,946	0	0	0	29,272	5.7%
GA	12,814	2,402	12,178	0	0	27,393	5.4%
TX	10,532	9,100	5,652	0	0	25,284	4.9%
NC	11,137	10,184	0	0	0	21,322	4.2%
PA	0	12,907	8,225	0	0	21,131	4.1%
WA	825	18,360	1,709	0	0	20,893	4.1%
VA	4,353	12,143	0	0	0	16,496	3.2%
FL	1,000	9,785	5,405	0	0	16,191	3.2%
All other states	31,304	128,448	51,091	0	0	210,843	41.3%
Total fair value	$107,086	$292,844	$110,914	$0	$0	$510,844	100.0%
% of total fair value	21.0%	57.3%	21.7%	0.0%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at June 30, 2014 ($ in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Certificate of Participation	Other	Total Fair Value	% of Total Exposure
NY	$7,681	$8,453	$53,112	$0	$0	$69,245	13.6%
CA	8,432	20,204	24,138	0	0	52,773	10.3%
MD	11,786	14,541	2,946	0	0	29,272	5.7%
GA	12,814	1,128	13,452	0	0	27,393	5.4%
TX	1,451	7,798	16,035	0	0	25,284	4.9%
NC	3,838	3,235	14,249	0	0	21,322	4.2%
PA	8,046	792	12,293	0	0	21,131	4.1%
WA	5,692	3,043	12,159	0	0	20,893	4.1%
VA	1,035	6,732	8,729	0	0	16,496	3.2%
FL	1,000	0	10,595	4,595	0	16,191	3.2%
All other states	45,097	23,246	140,536	0	1,964	210,843	41.3%
Total fair value	$106,871	$89,170	$308,243	$4,595	$1,964	$510,844	100.0%
% of total fair value	20.9%	17.5%	60.3%	0.9%	0.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at June 30, 2014 ($ in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$25,792	$0	$7,112	$20,208	$53,112	17.2%
CA	8,166	9,859	0	6,113	24,138	7.8%
TX	2,167	2,958	3,919	6,991	16,035	5.2%
NJ	2,015	0	4,621	8,198	14,833	4.8%
NC	0	4,065	0	10,184	14,249	4.6%
GA	6,640	4,417	1,274	1,120	13,452	4.4%
CO	0	0	7,044	5,333	12,376	4.0%
PA	8,225	0	2,819	1,250	12,293	4.0%
WA	0	8,566	0	3,592	12,159	3.9%
IN	3,050	0	1,405	6,631	11,087	3.6%
All other states	16,612	16,748	14,868	76,281	124,510	40.4%
Total fair value	$72,667	$46,613	$43,062	$145,902	$308,243	100.0%
% of total fair value	23.6%	15.1%	14.0%	47.3%	100.0%
The following table presents the credit rating and fair value of our residential mortgage-backed securities at June 30, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$76	$0	$0	$0	$0	$76	0.0%
2003	2,943	0	0	0	0	2,943	0.8%
2004	2,214	0	0	0	0	2,214	0.6%
2005	4,055	0	0	0	0	4,055	1.2%
2006	4,364	0	0	0	0	4,364	1.2%
2007	3,015	0	0	0	0	3,015	0.9%
2008	11,008	0	0	0	0	11,008	3.1%
2009	30,967	0	0	0	0	30,967	8.8%
2010	48,540	0	0	0	0	48,540	13.8%
2011	38,436	0	0	0	0	38,436	10.9%
2012	92,969	0	0	0	0	92,969	26.4%
2013	82,746	0	0	0	0	82,746	23.5%
2014	30,185	0	0	0	0	30,185	8.6%
Total fair value	$351,520	$0	$0	$0	$0	$351,520	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
All of the $351.5 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at June 30, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2005	$6,503	$0	$0	$0	$0	$6,503	16.1%
2006	12,910	0	0	0	0	12,910	32.0%
2007	6,884	0	0	0	0	6,884	17.0%
2008	0	752	0	0	0	752	1.9%
2010	3,988	0	0	0	0	3,988	9.9%
2011	1,224	0	0	0	0	1,224	3.0%
2012	4,029	0	0	0	0	4,029	10.0%
2013	1,447	0	0	0	0	1,447	3.6%
2014	2,655	0	0	0	0	2,655	6.6%
Total fair value	$39,639	$752	$0	$0	$0	$40,391	100.0%
% of total fair value	98.1%	1.9%	0.0%	0.0%	0.0%	100.0%
None of the $40.4 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our ABS portfolio at June 30, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$81	$0	$0	$0	$0	$81	0.1%
2003	435	0	0	0	0	435	0.7%
2011	579	363	0	0	0	941	1.4%
2012	11,037	6,005	678	0	0	17,720	26.6%
2013	19,522	11,664	2,387	0	0	33,573	50.4%
2014	3,269	7,994	2,623	0	0	13,885	20.8%
Total fair value	$34,922	$26,026	$5,687	$0	$0	$66,635	100.0%
% of total fair value	52.4%	39.1%	8.5%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our corporate bond portfolio, by industry sector and rating of bond, at June 30, 2014 ($ in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$14,899	$81,648	$46,569	$13,995	$157,111	38.5%
Consumer, Non-cyclical	0	3,789	18,364	13,404	27,764	$63,320	15.5%
Communications	0	0	2,789	22,436	23,372	$48,597	11.9%
Consumer, Cyclical	0	0	2,929	11,879	21,019	$35,827	8.8%
Energy	0	0	7,617	10,485	17,311	$35,412	8.7%
Industrial	0	0	0	7,236	14,479	$21,716	5.3%
Utilities	0	0	2,771	9,352	5,847	$17,971	4.4%
Technology	0	0	1,736	5,981	8,962	$16,679	4.1%
Basic Materials	0	0	580	5,185	6,124	$11,889	2.9%
Total fair value	$0	$18,688	$118,434	$132,527	$138,873	$408,522	100.0%
% of total fair value	0.0%	4.6%	29.0%	32.4%	34.0%	100.0%

Included in our investments in corporate fixed income securities at June 30, 2014 are $40.0 million of dollar-denominated investments with issuers or guarantors in foreign countries, as follows ($ in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$6,354	$11,071	$0	$0	$17,425	43.6%
Canada	0	3,549	1,729	0	448	$5,726	14.3%
Australia	0	1,690	3,743	0	0	$5,432	13.6%
France	0	2,072	2,681	0	0	$4,753	11.9%
Switzerland	0	0	4,577	0	0	$4,577	11.4%
Sweden	0	1,674	0	0	0	$1,674	4.2%
Cayman Islands	0	0	0	0	407	$407	1.0%
Total fair value	$0	$15,340	$23,800	$0	$855	$39,994	100.0%
% of total fair value	0.0%	38.4%	59.5%	0.0%	2.1%	100.0%

We do not own any investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2014, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2013 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2013.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Infinity’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
April 1, 2014 - April 30, 2014	35,044	$65.73	8,800	$41,482,782
May 1, 2014 - May 31, 2014	6,900	64.62	6,900	41,036,699
June 1, 2014 - June 30, 2014	6,300	65.47	6,300	40,624,019
Total	48,244	$65.54	22,000	$40,624,019

(a)	Includes 26,244 shares surrendered to cover the withholding taxes related to the issuance of shares under the performance share plan.

(b)	Average price paid per share excludes commissions.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 7, 2014		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)