Form 10-Q
period 2014-11-06
INFINITY PROPERTY & CASUALTY CORP
filed 2014-11-06
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014 there were 11,495,254 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Earned premium	$332,977	$327,078	1.8%	$993,680	$976,882	1.7%
Installment and other fee income	23,254	24,183	(3.8)%	71,439	74,435	(4.0)%
Net investment income	8,754	8,141	7.5%	26,663	25,101	6.2%
Net realized gains (losses) on investments[1]	1,013	(546)	NM	3,503	4,072	(14.0)%
Other income	162	289	(43.9)%	442	414	6.7%
Total revenues	366,160	359,145	2.0%	1,095,727	1,080,903	1.4%
Costs and Expenses:
Losses and loss adjustment expenses	248,483	255,240	(2.6)%	759,120	762,690	(0.5)%
Commissions and other underwriting expenses	90,560	88,508	2.3%	268,258	268,119	0.1%
Interest expense	3,450	3,458	(0.2)%	10,354	10,456	(1.0)%
Corporate general and administrative expenses	1,790	1,888	(5.2)%	6,012	5,960	0.9%
Other expenses	151	409	(63.1)%	467	1,802	(74.1)%
Total costs and expenses	344,433	349,503	(1.5)%	1,044,211	1,049,027	(0.5)%
Earnings before income taxes	21,727	9,643	125.3%	51,516	31,877	61.6%
Provision for income taxes	6,872	2,448	180.7%	15,667	8,612	81.9%
Net Earnings	$14,855	$7,195	106.5%	$35,849	$23,265	54.1%
Net Earnings per Common Share:
Basic	$1.30	$0.63	106.3%	$3.13	$2.03	54.2%
Diluted	1.29	0.62	108.1%	3.10	1.99	55.8%
Average Number of Common Shares:
Basic	11,451	11,421	0.3%	11,438	11,463	(0.2)%
Diluted	11,554	11,622	(0.6)%	11,572	11,670	(0.8)%
Cash Dividends per Common Share	$0.36	$0.30	20.0%	$1.08	$0.90	20.0%

[1]Net realized gains before impairment losses	$1,034	$273	278.4%	$3,558	$5,262	(32.4)%
Total other-than-temporary impairment (OTTI) losses	(24)	(1,547)	(98.5)%	(917)	(2,105)	(56.4)%
Non-credit portion in other comprehensive income	2	728	(99.7)%	888	915	(3.0)%
OTTI losses reclassified from other comprehensive income	0	0	NM	(25)	0	NM
Net impairment losses recognized in earnings	(21)	(819)	(97.4)%	(55)	(1,190)	(95.4)%
Total net realized gains (losses) on investments	$1,013	$(546)	NM	$3,503	$4,072	(14.0)%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net earnings	$14,855	$7,195	$35,849	$23,265
Other comprehensive income (loss) before tax:
Net change in postretirement benefit liability	(3)	50	652	150
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(10,232)	9,847	13,138	(17,463)
Less: Reclassification adjustments for (gains) losses included in net earnings	(1,013)	546	(3,503)	(4,072)
Unrealized gains (losses) on investments, net	(11,245)	10,393	9,634	(21,534)
Other comprehensive income (loss), before tax	(11,247)	10,443	10,287	(21,385)
Income tax (expense) benefit related to components of other comprehensive income	3,937	(3,655)	(3,600)	7,485
Other comprehensive income (loss), net of tax	(7,311)	6,788	6,686	(13,900)
Comprehensive income	$7,544	$13,983	$42,535	$9,364

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,411,360 and $1,345,077)	$1,429,734	$1,354,305
Equity securities – at fair value (cost $73,739 and $74,718)	90,638	91,127
Short-term investments - at fair value (amortized cost $813 and $2,595)	813	2,596
Total investments	1,521,184	1,448,027
Cash and cash equivalents	94,672	134,211
Accrued investment income	12,200	12,772
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,410 and $15,884	507,755	451,339
Property and equipment, net of accumulated depreciation of $61,188 and $53,368	56,119	48,061
Prepaid reinsurance premium	5,220	3,133
Recoverables from reinsurers (includes $70 and $77 on paid losses and LAE)	13,953	14,508
Deferred policy acquisition costs	95,365	88,258
Current and deferred income taxes	21,994	28,648
Receivable for securities sold	1,871	2,791
Other assets	11,926	10,242
Goodwill	75,275	75,275
Total assets	$2,417,536	$2,317,265
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$673,198	$646,577
Unearned premium	622,276	566,004
Payable to reinsurers	0	2
Long-term debt (fair value $288,824 and $272,632)	275,000	275,000
Commissions payable	18,573	19,100
Payable for securities purchased	24,654	39,887
Other liabilities	122,366	113,936
Total liabilities	1,736,067	1,660,507
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,726,573 and 21,599,047 shares issued)	21,742	21,684
Additional paid-in capital	372,195	368,902
Retained earnings	708,435	685,011
Accumulated other comprehensive income, net of tax	23,311	16,624
Treasury stock, at cost (10,225,372 and 10,095,416 shares)	(444,213)	(435,463)
Total shareholders’ equity	681,469	656,758
Total liabilities and shareholders’ equity	$2,417,536	$2,317,265
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	—	—	23,265	—	—	23,265
Net change in postretirement benefit liability	—	—	—	97	—	97
Change in unrealized gain on investments	—	—	—	(13,770)	—	(13,770)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(228)	—	(228)
Comprehensive income						9,364
Dividends paid to common shareholders	—	—	(10,376)	—	—	(10,376)
Shares issued and share-based compensation expense, including tax benefit	106	4,854	—	—	—	4,960
Acquisition of treasury stock	—	—	—	—	(11,017)	(11,017)
Balance at September 30, 2013	$21,635	$366,698	$679,088	$15,950	$(434,198)	$649,174
Net earnings	—	—	9,368	—	—	9,368
Net change in postretirement benefit liability	—	—	—	491	—	491
Change in unrealized gain on investments	—	—	—	1,045	—	1,045
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(863)	—	(863)
Comprehensive income						10,042
Dividends paid to common shareholders	—	—	(3,445)	—	—	(3,445)
Shares issued and share-based compensation expense, including tax benefit	49	2,204	—	—	—	2,252
Acquisition of treasury stock	—	—	—	—	(1,265)	(1,265)
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	35,849	—	—	35,849
Net change in postretirement benefit liability	—	—	—	424	—	424
Change in unrealized gain on investments	—	—	—	6,430	—	6,430
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(168)	—	(168)
Comprehensive income						42,535
Dividends paid to common shareholders	—	—	(12,425)	—	—	(12,425)
Shares issued and share-based compensation expense, including tax benefit	58	3,293	—	—	—	3,350
Acquisition of treasury stock	—	—	—	—	(8,750)	(8,750)
Balance at September 30, 2014	$21,742	$372,195	$708,435	$23,311	$(444,213)	$681,469
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Three months ended September 30,
	2014	2013
Operating Activities:
Net earnings	$14,855	$7,195
Adjustments:
Depreciation	2,769	2,259
Amortization	5,519	5,357
Net realized (gains) losses on investments	(1,013)	546
(Gain) loss on disposal of property and equipment	10	(121)
Share-based compensation expense	732	956
Excess tax benefits from share-based payment arrangements	(62)	(218)
Activity related to rabbi trust	(22)	50
Change in accrued investment income	1,278	687
Change in agents’ balances and premium receivable	(13,222)	(4,849)
Change in reinsurance receivables	206	765
Change in deferred policy acquisition costs	(1,348)	1,034
Change in other assets	(34)	(2,418)
Change in unpaid losses and loss adjustment expenses	7,976	20,857
Change in unearned premium	11,530	(927)
Change in payable to reinsurers	0	159
Change in other liabilities	3,801	11,000
Net cash provided by operating activities	32,976	42,334
Investing Activities:
Purchases of fixed maturities	(97,660)	(148,160)
Purchases of equity securities	0	(1,000)
Purchases of short-term investments	(7,720)	(575)
Purchases of property and equipment	(3,092)	(5,908)
Maturities and redemptions of fixed maturities	50,767	46,100
Maturities and redemptions of short-term investments	200	0
Proceeds from sale of fixed maturities	60,915	42,909
Proceeds from sale of short-term investments	6,864	125
Proceeds from sale of property and equipment	4	171
Net cash provided by (used in) investing activities	10,277	(66,338)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	73	972
Excess tax benefits from share-based payment arrangements	62	218
Principal payments under capital lease obligation	(123)	(133)
Acquisition of treasury stock	(3,589)	(2,208)
Dividends paid to shareholders	(4,142)	(3,448)
Net cash used in financing activities	(7,719)	(4,600)
Net increase (decrease) in cash and cash equivalents	35,534	(28,604)
Cash and cash equivalents at beginning of period	59,139	115,861
Cash and cash equivalents at end of period	$94,672	$87,257

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net earnings	$35,849	$23,265
Adjustments:
Depreciation	7,967	6,312
Amortization	16,786	15,072
Net realized gains on investments	(3,503)	(4,072)
Gain on disposal of property and equipment	(17)	(120)
Share-based compensation expense	2,441	3,043
Excess tax benefits from share-based payment arrangements	(213)	(375)
Activity related to rabbi trust	39	75
Change in accrued investment income	572	(171)
Change in agents’ balances and premium receivable	(56,416)	(34,140)
Change in reinsurance receivables	(1,532)	(323)
Change in deferred policy acquisition costs	(7,107)	(2,983)
Change in other assets	1,811	2,217
Change in unpaid losses and loss adjustment expenses	26,621	59,966
Change in unearned premium	56,272	42,726
Change in payable to reinsurers	(2)	23
Change in other liabilities	8,114	11,205
Net cash provided by operating activities	87,681	121,720
Investing Activities:
Purchases of fixed maturities	(396,904)	(638,575)
Purchases of equity securities	(2,600)	(2,100)
Purchases of short-term investments	(7,920)	(4,191)
Purchases of property and equipment	(16,043)	(15,139)
Maturities and redemptions of fixed maturities	123,958	149,382
Maturities and redemptions of short-term investments	2,800	0
Proceeds from sale of fixed maturities	178,254	323,845
Proceeds from sale of equity securities	4,999	7,244
Proceeds from sale of short-term investments	6,864	125
Proceeds from sale of property and equipment	34	171
Net cash used in investing activities	(106,558)	(179,239)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	697	1,543
Excess tax benefits from share-based payment arrangements	213	375
Principal payments under capital lease obligation	(398)	(582)
Acquisition of treasury stock	(8,749)	(11,365)
Dividends paid to shareholders	(12,425)	(10,376)
Net cash used in financing activities	(20,662)	(20,406)
Net decrease in cash and cash equivalents	(39,539)	(77,925)
Cash and cash equivalents at beginning of period	134,211	165,182
Cash and cash equivalents at end of period	$94,672	$87,257
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

We revised the presentation of our Consolidated Statements of Earnings for the three and nine months ended September 30, 2013 to correctly classify $24.2 million and $74.4 million, respectively, of installment and other fee income as a component of total revenues and to conform to our current-year presentation. Previously, installment and other fee income was presented net within our commissions and other underwriting expenses, which was not in compliance with GAAP, thereby understating both total revenues and total expenses by an equivalent amount. This revision is not considered to be material to previously issued financial statements since it has no effect on the results of operations, financial condition or cash flows in any period presented or in any previously issued financial statements.
We have evaluated events that occurred after September 30, 2014 for recognition or disclosure in our financial statements and the notes to the financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net earnings	$14,855	$7,195	$35,849	$23,265
Average basic shares outstanding	11,451	11,421	11,438	11,463
Basic net earnings per share	$1.30	$0.63	$3.13	$2.03

Average basic shares outstanding	11,451	11,421	11,438	11,463
Restricted stock not yet vested	23	49	47	44
Dilutive effect of assumed option exercises	0	26	1	31
Dilutive effect of Performance Share Plan	79	127	86	132
Average diluted shares outstanding	11,554	11,622	11,572	11,670
Diluted net earnings per share	$1.29	$0.62	$3.10	$1.99

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
September 30, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$94,672	$0	$0	$94,672
Fixed maturity securities:
U.S. government	65,646	92	0	65,738
State and municipal	0	502,672	0	502,672
Mortgage-backed securities:
Residential	0	352,412	0	352,412
Commercial	0	46,253	0	46,253
Total mortgage-backed securities	0	398,665	0	398,665
Asset-backed securities	0	61,634	262	61,896
Corporates	0	397,054	3,709	400,763
Total fixed maturities	65,646	1,360,117	3,971	1,429,734
Equity securities	90,638	0	0	90,638
Short-term investments	0	813	0	813
Total cash and investments	$250,956	$1,360,929	$3,971	$1,615,856
Percentage of total cash and investments	15.5%	84.2%	0.2%	100.0%

	Fair Value
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$134,211	$0	$0	$134,211
Fixed maturity securities:
U.S. government	64,496	171	0	64,666
State and municipal	0	487,111	0	487,111
Mortgage-backed securities:
Residential	0	323,346	0	323,346
Commercial	0	35,816	0	35,816
Total mortgage-backed securities	0	359,162	0	359,162
Collateralized mortgage obligations	0	1,291	0	1,291
Asset-backed securities	0	70,573	686	71,259
Corporates	0	365,642	5,175	370,816
Total fixed maturities	64,496	1,283,949	5,860	1,354,305
Equity securities	91,127	0	0	91,127
Short-term investments	1,200	1,396	0	2,596
Total cash and investments	$291,033	$1,285,345	$5,860	$1,582,238
Percentage of total cash and investments	18.4%	81.2%	0.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $288.8 million and $272.6 million fair value of our long-term debt at September 30, 2014 and December 31, 2013, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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
The following tables present the progression in the Level 3 fair value category ($ in thousands):

	Three months ended September 30, 2014
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$4,569	$380	$4,949
Total gains or (losses), unrealized or realized
Included in net earnings	0	191	0	191
Included in other comprehensive income	0	(90)	0	(90)
Sales		(690)	0	(690)
Settlements	0	(271)	(118)	(389)
Balance at end of period	$0	$3,709	$262	$3,971

	Three months ended September 30, 2013
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,124	$8,055	$0	$11,179
Total gains or (losses), unrealized or realized
Included in net earnings	(7)	22	0	15
Included in other comprehensive income	(66)	(72)	0	(138)
Settlements	(109)	(147)	0	(255)
Balance at end of period	$2,942	$7,858	$0	$10,800

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30, 2014
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	220	0	220
Included in other comprehensive income	0	(149)	(1)	(151)
Sales		(690)	0	(690)
Settlements	0	(846)	(422)	(1,268)
Balance at end of period	$0	$3,709	$262	$3,971

	Nine months ended September 30, 2013
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,712	$9,101	$0	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	(39)	494	0	455
Included in other comprehensive income	(137)	(393)	0	(530)
Settlements	(594)	(1,343)	0	(1,938)
Balance at end of period	$2,942	$7,858	$0	$10,800

Of the $4.0 million fair value of securities in Level 3 at September 30, 2014, which consists of seven securities, we priced five based on non-binding broker quotes, one price was provided by our unaffiliated money manager and one security, which was included in Level 3 because it was not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service.
There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2014.
The gains or losses included in net earnings are included in the line item "Net realized gains (losses) on investments" in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item "Unrealized gains (losses) on investments, net" in the Consolidated Statements of Comprehensive Income and the line item "Change in unrealized gain on investments" or the line item "Change in non-credit component of impairment losses on fixed maturities" in the Consolidated Statements of Changes in Shareholders’ Equity.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$94,672	$94,672	$134,211	$134,211
Investments
Fixed maturities	1,429,734	1,429,734	1,354,305	1,354,305
Equity securities	90,638	90,638	91,127	91,127
Short-term	813	813	2,596	2,596
Total cash and investments	$1,615,856	$1,615,856	$1,582,238	$1,582,238
Liabilities:
Long-term debt	$275,000	$288,824	$275,000	$272,632

See Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2014 were $67.8 million and $190.1 million, respectively. The proceeds from the sales of securities for the three and nine months ended September 30, 2013 were $43.0 million and $331.2 million, respectively. The proceeds for the nine months ended September 30, 2014 were net of $1.9 million of receivable for securities sold during the third quarter of 2014 that had not settled at September 30, 2014. The proceeds for the nine months ended September 30, 2013 were net of $0.5 million of receivable for securities sold during the third quarter of 2013 that had not settled at September 30, 2013.
Gross gains of $1.1 million and gross losses of $0.1 million were realized on sales of available for sale securities during the three months ended September 30, 2014, compared with gross gains of $0.7 million and gross losses of $0.4 million realized on sales during the three months ended September 30, 2013. Gross gains of $3.9 million and gross losses of $0.3 million were realized on sales of available for sale securities during the nine months ended September 30, 2014, compared with gross gains of $6.8 million and gross losses of $1.5 million realized on sales during the nine months ended September 30, 2013. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	September 30, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$65,416	$627	$(305)	$65,738	$0
State and municipal	490,333	12,456	(118)	502,672	(69)
Mortgage-backed securities:
Residential	351,137	4,476	(3,201)	352,412	(3,029)
Commercial	46,360	148	(256)	46,253	0
Total mortgage-backed securities	397,497	$4,624	(3,457)	$398,665	(3,029)
Asset-backed securities	61,808	175	(86)	61,896	(8)
Corporates	396,305	6,875	(2,417)	400,763	(441)
Total fixed maturities	1,411,360	24,757	(6,383)	1,429,734	(3,548)
Equity securities	73,739	16,898	0	90,638	0
Short-term investments	813	0	(0)	813	0
Total	$1,485,912	$41,655	$(6,383)	$1,521,184	$(3,548)

	December 31, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,194	$900	$(427)	$64,666	$0
State and municipal	478,092	10,789	(1,771)	487,111	(73)
Mortgage-backed securities:
Residential	330,169	1,985	(8,809)	323,346	(2,435)
Commercial	35,781	339	(304)	35,816	0
Total mortgage-backed securities	365,950	2,324	(9,113)	359,162	(2,435)
Collateralized mortgage obligations	1,228	63	0	1,291	(161)
Asset-backed securities	71,183	178	(103)	71,259	(8)
Corporates	364,430	9,086	(2,700)	370,816	(612)
Total fixed maturities	1,345,077	23,340	(14,112)	1,354,305	(3,290)
Equity securities	74,718	16,409	0	91,127	0
Short-term investments	2,595	1	0	2,596	0
Total	$1,422,390	$39,750	$(14,112)	$1,448,027	$(3,290)

(1) The total non-credit portion of OTTI recognized in Accumulated OCI reflecting the original non-credit loss at the time the credit impairment was determined.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
September 30, 2014
Fixed maturities:
U.S. government	6	$4,863	$(15)	0.3%	9	$26,082	$(290)	1.1%
State and municipal	13	28,559	(65)	0.2%	4	7,753	(52)	0.7%
Mortgage-backed securities:
Residential	57	40,672	(130)	0.3%	131	130,149	(3,071)	2.3%
Commercial	11	20,966	(80)	0.4%	8	13,391	(176)	1.3%
Total mortgage-backed securities	68	61,638	(210)	0.3%	139	143,540	(3,247)	2.2%
Asset-backed securities	23	19,949	(74)	0.4%	2	1,148	(12)	1.0%
Corporates	95	127,191	(1,776)	1.4%	18	24,036	(640)	2.6%
Total fixed maturities	205	242,200	(2,141)	0.9%	172	202,559	(4,242)	2.1%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	813	0	0.0%	0	0	0	0.0%
Total	207	$243,013	$(2,141)	0.9%	172	$202,559	$(4,242)	2.1%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2013
Fixed maturities:
U.S. government	11	$26,396	$(427)	1.6%	0	$0	$0	0.0%
State and municipal	51	121,431	(1,425)	1.2%	4	8,062	(346)	4.1%
Mortgage-backed securities:
Residential	229	207,821	(7,064)	3.3%	34	39,659	(1,744)	4.2%
Commercial	11	22,311	(290)	1.3%	1	756	(14)	1.8%
Total mortgage-backed securities	240	230,133	(7,354)	3.1%	35	40,415	(1,758)	4.2%
Asset-backed securities	18	14,738	(103)	0.7%	0	0	0	0.0%
Corporates	90	115,735	(2,621)	2.2%	1	1,212	(79)	6.1%
Total fixed maturities	410	508,432	(11,929)	2.3%	40	49,688	(2,183)	4.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	410	$508,432	$(11,929)	2.3%	40	$49,688	$(2,183)	4.2%

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	September 30, 2014	December 31, 2013
Number of positions held with unrealized:
Gains	738	590
Losses	379	450
Number of positions held that individually exceed unrealized:
Gains of $500,000	3	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	91%	81%
Losses that were investment grade	83%	93%
Percentage of fair value held with unrealized:
Gains that were investment grade	94%	88%
Losses that were investment grade	83%	95%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at September 30, 2014 ($ in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$218,857	$(1,779)	$(1,562)	$(218)	$0
Four months through six months	18,838	(269)	(241)	(28)	0
Seven months through nine months	5,242	(91)	(91)	0	0
Ten months through twelve months	4,470	(59)	(59)	0	0
Greater than twelve months	198,164	(4,185)	(3,944)	(242)	0
Total	$445,572	$(6,383)	$(5,896)	$(487)	$0
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Nine months ended September 30, 2014
Unrealized holding gains (losses) on securities arising during the period	$11,371	$1,762	$4	$(4,598)	$8,539
Realized (gains) losses on securities sold	(2,280)	(1,273)	(5)	1,245	(2,313)
Impairment loss recognized in earnings	55	0	0	(19)	36
Change in unrealized gains (losses) on marketable securities, net	$9,146	$489	$(1)	$(3,372)	$6,262
Nine months ended September 30, 2013
Unrealized holding gains (losses) on securities arising during the period	$(25,913)	$8,449	$1	$6,112	$(11,351)
Realized (gains) losses on securities sold	(4,602)	(660)	0	1,842	(3,420)
Impairment loss recognized in earnings	1,190	0	0	(416)	773
Change in unrealized gains (losses) on marketable securities, net	$(29,325)	$7,790	$1	$7,537	$(13,997)

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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Nine months ended September 30,
	2014	2013
Beginning balance	$956	$487
Additions for:
Previously impaired securities	19	0
Newly impaired securities	15	541
Reductions for:
Securities sold and paid down	(110)	(189)
Ending balance	$881	$839
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2014, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$87,114	$0	$5,325	$92,439	$91,535
After one year through five years	466,028	129,653	1,671	597,351	586,340
After five years through ten years	180,426	86,244	0	266,670	262,126
After ten years	10,125	2,587	0	12,712	12,053
Mortgage-backed and asset-backed securities	233,506	226,275	780	460,561	459,305
Total	$977,200	$444,759	$7,776	$1,429,734	$1,411,360

Note 5 Long-Term Debt

In September 2012, we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the September 30, 2014 fair value of $288.8 million using a 176 basis point spread to the ten-year U.S. Treasury Note of 2.491%.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

In August 2014, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At September 30, 2014, there were no borrowings outstanding under the Credit Agreement.

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings before income taxes	$21,727	$9,643	$51,516	$31,877
Income taxes at statutory rate	7,604	3,375	18,031	11,157
Effect of:
Dividends-received deduction	(90)	(70)	(341)	(249)
Tax-exempt interest	(700)	(664)	(2,103)	(2,129)
Other	58	(193)	81	(166)
Provision for income taxes as shown on the Consolidated Statements of Earnings	$6,872	$2,448	$15,667	$8,612
GAAP effective tax rate	31.6%	25.4%	30.4%	27.0%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income tax payments	$6,200	$5,100	$12,400	$5,100
Interest payments on debt	6,875	6,875	13,750	13,826
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $55.3 million and $50.5 million, respectively, at September 30, 2014 and December 31, 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at Beginning of Period
Unpaid losses on known claims	$225,040	$222,138	$221,447	$205,589
IBNR losses	274,830	232,546	262,660	218,552
LAE	165,352	157,320	162,469	148,753
Total unpaid losses and LAE	665,222	612,004	646,577	572,894
Reinsurance recoverables	(13,717)	(13,819)	(14,431)	(13,678)
Unpaid losses and LAE, net of reinsurance recoverables	651,505	598,184	632,146	559,215
Current Activity
Loss and LAE incurred:
Current accident year	253,847	254,381	767,721	760,530
Prior accident years	(5,364)	859	(8,601)	2,160
Total loss and LAE incurred	248,483	255,240	759,120	762,690
Loss and LAE payments:
Current accident year	(171,210)	(171,924)	(405,800)	(400,114)
Prior accident years	(69,462)	(62,844)	(326,150)	(303,133)
Total loss and LAE payments	(240,673)	(234,767)	(731,951)	(703,248)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	659,316	618,658	659,316	618,658
Add back reinsurance recoverables	13,883	14,203	13,883	14,203
Total unpaid losses and LAE	673,198	632,860	673,198	632,860
Unpaid losses on known claims	229,425	219,330	229,425	219,330
IBNR losses	278,572	249,213	278,572	249,213
LAE	165,200	164,317	165,200	164,317
Total unpaid losses and LAE	$673,198	$632,860	$673,198	$632,860

The $8.6 million of favorable reserve development during the nine months ended September 30, 2014 was primarily due to a decrease in severity in accident year 2013 in Florida bodily injury and in California property damage.

Note 9 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2013. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2013.
Contingencies
From time to time, we and our subsidiaries are named as defendants in various lawsuits incidental to our insurance operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves. We also face in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as extra-contractual or “bad faith” claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASB. Under this guidance, we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss, while not probable, is judged to be reasonably possible we will disclose the nature of the contingency and a possible range of loss if estimable.
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

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended September 30,
	2014			2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$593	$(208)	$385	$(868)	$304	$(564)
Effect on other comprehensive income	(3)	1	(2)	50	(17)	32
Accumulated change in postretirement benefit liability, end of period	590	(207)	384	(818)	286	(532)

Accumulated unrealized gains on investments, net, beginning of period	46,517	(16,281)	30,236	14,964	(5,237)	9,727
Other comprehensive income before reclassification	(10,232)	3,581	(6,651)	9,847	(3,447)	6,401
Reclassification adjustment for other-than-temporary impairments included in net income	21	(7)	14	819	(287)	532
Reclassification adjustment for realized gains included in net income	(1,034)	362	(672)	(273)	96	(178)
Effect on other comprehensive income	(11,245)	3,936	(7,309)	10,393	(3,638)	6,755
Accumulated unrealized gains on investments, net, end of period	35,272	(12,345)	22,927	25,357	(8,875)	16,482

Accumulated other comprehensive income, beginning of period	47,110	(16,488)	30,621	14,096	(4,934)	9,163
Change in postretirement benefit liability	(3)	1	(2)	50	(17)	32
Change in unrealized gains on investments, net	(11,245)	3,936	(7,309)	10,393	(3,638)	6,755
Effect on other comprehensive income	(11,247)	3,937	(7,311)	10,443	(3,655)	6,788
Accumulated other comprehensive income, end of period	$35,863	$(12,552)	$23,311	$24,539	$(8,589)	$15,950

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30,
	2014			2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(62)	$22	$(40)	$(967)	$339	$(629)
Effect on other comprehensive income	652	(228)	424	150	(52)	97
Accumulated change in postretirement benefit liability, end of period	590	(207)	384	(818)	286	(532)

Accumulated unrealized gains on investments, net, beginning of period	25,638	(8,973)	16,665	46,892	(16,412)	30,480
Other comprehensive income before reclassification	13,138	(4,598)	8,539	(17,463)	6,112	(11,351)
Reclassification adjustment for other-than-temporary impairments included in net income	55	(19)	36	1,190	(416)	773
Reclassification adjustment for realized gains included in net income	(3,558)	1,245	(2,313)	(5,262)	1,842	(3,420)
Effect on other comprehensive income	9,634	(3,372)	6,262	(21,534)	7,537	(13,997)
Accumulated unrealized gains on investments, net, end of period	35,272	(12,345)	22,927	25,357	(8,875)	16,482

Accumulated other comprehensive income, beginning of period	25,576	(8,952)	16,624	45,924	(16,073)	29,851
Change in postretirement benefit liability	652	(228)	424	150	(52)	97
Change in unrealized gains on investments, net	9,634	(3,372)	6,262	(21,534)	7,537	(13,997)
Effect on other comprehensive income	10,287	(3,600)	6,686	(21,385)	7,485	(13,900)
Accumulated other comprehensive income, end of period	$35,863	$(12,552)	$23,311	$24,539	$(8,589)	$15,950

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

OVERVIEW
During 2014, we have focused on growing premium in California, Florida and Texas personal auto and countrywide Commercial Vehicle while improving the profitability in Arizona, Georgia, Nevada and Pennsylvania. Although we have seen improvement in the combined ratios, we have determined that our personal auto business in Georgia, Nevada and Pennsylvania, which accounted for 6.1% of our total gross written premium as of September 30, 2014, no longer meets our long-term strategic and financial objectives. As a result, we will no longer accept new business beginning January 1, 2015 and will maintain only a renewal book in these three states. In conjunction with the planned reduction in premium in these states, we expect to reduce staff and incur severance charges of approximately $1.7 million during the fourth quarter of 2014. In addition, we will evaluate strategic alternatives for our Classic Collector book of business, which was 1.1% of our business as of September 30, 2014.
In the third quarter and first nine months of 2014, our total gross written premium grew 5.8% and 3.1%, respectively, compared with the same periods of 2013. In the third quarter and first nine months of 2014, gross written premium in Arizona, California, Florida, and Texas personal auto and Commercial Vehicle grew 9.7% and 7.5%, respectively, compared with the same periods of 2013. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended September 30, 2014 were $14.9 million and $1.29, respectively, compared with $7.2 million and $0.62, respectively, for the three months ended September 30, 2013. Net earnings and diluted earnings per share for the nine months ended September 30, 2014 were $35.8 million and $3.10, respectively, compared with $23.3 million and $1.99, respectively, for the nine months ended September 30, 2013. The increase in diluted earnings per share for the three and nine months ended September 30, 2014 was primarily due to an improvement in underwriting profitability.
Included in net earnings for the three and nine months ended September 30, 2014 were $3.5 million ($5.4 million pre-tax) and $5.6 million ($8.6 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to a decrease in severity in accident year 2013 in Florida bodily injury and in California property damage. Included in net earnings for the three and nine months ended September 30, 2013 were $0.6 million ($0.9 million pre-tax) and $1.4 million ($2.2 million pre-tax) of unfavorable development on prior accident year loss and LAE reserves.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through September 30, 2014.

	Accident Year Combined Ratio Developed Through				Prior Accident Year Favorable / (Unfavorable) Development		($ in millions) Prior Accident Year Favorable / (Unfavorable) Development
Accident Year	Dec 2013	Mar 2014	Jun 2014	Sept 2014	Q3 2014	YTD 2014	Q3 2014	YTD 2014
Prior							$(0.1)	$(0.2)
2006	90.3%	90.3%	90.2%	90.2%	0.0%	0.1%	0.0	0.6
2007	92.2%	92.2%	92.2%	92.1%	0.0%	0.0%	0.2	0.3
2008	91.3%	91.3%	91.3%	91.3%	0.0%	0.1%	0.1	0.5
2009	92.3%	92.3%	92.3%	92.4%	(0.1)%	(0.1)%	(1.0)	(0.9)
2010	99.6%	99.5%	99.3%	99.3%	0.0%	0.3%	0.3	2.7
2011	100.3%	100.2%	100.4%	100.2%	0.2%	0.1%	1.6	0.6
2012	99.8%	100.1%	100.2%	100.1%	0.1%	(0.3)%	0.6	(3.2)
2013	97.7%	97.4%	97.4%	97.1%	0.3%	0.6%	3.6	8.1
2014 YTD		97.8%	97.4%	97.1%	0.3%
							$5.4	$8.6
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended September 30, 2014 was $8.8 million compared with $8.1 million for the three months ended September 30, 2013. Pre-tax net investment income for the nine months ended September 30, 2014 was $26.7 million compared with $25.1 million for the nine months ended September 30, 2013. The increase in pre-tax net investment income is a result of a 4.0% increase in average invested assets (at cost). Average investments have increased as a result of positive cashflow from operations due to growth in premiums and improved margins.
Our book value per share increased 3.8% from $57.09 at December 31, 2013 to $59.25 at September 30, 2014. This increase was primarily due to an increase in unrealized gains and earnings partially offset by dividends for the nine months ended September 30, 2014.

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
We classify the states in which we operate into two categories:

•	“Focus States” – These states include Arizona, California, Florida, and Texas.

•	“Other States” – Includes Georgia, Nevada and Pennsylvania where we will be offering renewals only beginning January 1, 2015, as well as nine states where we are currently running off our writings.
Georgia, Nevada and Pennsylvania were previously included in the Focus States category. All prior period data has been adjusted to reflect the updated state classification.
We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended September 30,
	2014	2013	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$294,187	$272,478	$21,709	8.0%
Other States	21,799	31,443	(9,643)	(30.7)%
Total Personal Auto	315,986	303,921	12,065	4.0%
Commercial Vehicle	27,654	21,004	6,650	31.7%
Classic Collector	3,900	3,630	270	7.4%
Total gross written premium	347,540	328,556	18,985	5.8%
Ceded reinsurance	(3,478)	(2,529)	(949)	37.5%
Net written premium	344,063	326,026	18,036	5.5%
Change in unearned premium	(11,086)	1,052	(12,137)	(1,154.3)%
Net earned premium	$332,977	$327,078	$5,899	1.8%

	Nine months ended September 30,
	2014	2013	Change	% Change
Net earned premium
Gross written premium
Personal Auto
Focus States	$896,451	$845,821	$50,630	6.0%
Other States	69,060	106,707	(37,647)	(35.3)%
Total Personal Auto	965,511	952,528	12,983	1.4%
Commercial Vehicle	81,630	63,675	17,954	28.2%
Classic Collector	11,262	10,407	855	8.2%
Total gross written premium	1,058,403	1,026,611	31,792	3.1%
Ceded reinsurance	(9,944)	(7,439)	(2,505)	33.7%
Net written premium	1,048,458	1,019,172	29,287	2.9%
Change in unearned premium	(54,779)	(42,290)	(12,489)	29.5%
Net earned premium	$993,680	$976,882	$16,798	1.7%

The following table summarizes our policies in force:

	At September 30,
	2014	2013	Change	% Change
Policies in Force
Personal Auto
Focus States	773,408	774,637	(1,229)	(0.2)%
Other States	57,070	92,122	(35,052)	(38.0)%
Total Personal Auto	830,478	866,759	(36,281)	(4.2)%
Commercial Vehicle	44,047	40,420	3,627	9.0%
Classic Collector	40,665	38,865	1,800	4.6%
Total policies in force	915,190	946,044	(30,854)	(3.3)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium grew 5.8% and 3.1% during the third quarter and first nine months of 2014, respectively, compared with the same periods of 2013. During the first nine months of 2014, Infinity implemented rate revisions in various states with an overall rate increase of 3.8%. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 2.8%. Policies in force at September 30, 2014 decreased 3.3% compared with the same period in 2013. Gross written premium grew despite the decline in policies in force due primarily to growth in our Florida business, which has a higher average premium per policy than our other states.
During the third quarter and first nine months of 2014, personal auto insurance gross written premium in our Focus States grew 8.0% and 6.0%, respectively, when compared with the same periods of 2013. The increase in gross written premium is primarily due to growth in California, Florida, and Texas, which grew a combined 8.6% and 6.8% during the third quarter and first nine months of 2014, respectively. The growth during the third quarter of 2014 in California was primarily due to higher average premium and new business growth. During the nine months ended September 30, 2014, average written premiums in Florida and Texas increased, along with an increase in new business.
The growth in the Focus States during the third quarter and first nine months of 2014 was partially offset by declining gross written premium in the Other States as we continue to focus on improving profitability. Upon management's strategic review, beginning in 2015, we will no longer write new business in Georgia, Nevada, and Pennsylvania, previously included in "Focus States", and will maintain renewal business only in these states.
Commercial Vehicle gross written premium grew 31.7% and 28.2% during the third quarter and first nine months of 2014, respectively, when compared with the same periods of 2013. This growth is primarily due to higher average premium and growth in new business.
Gross written premium in our Classic Collector product grew 7.4% and 8.2% during the third quarter and first nine months of 2014, respectively, when compared with the same periods of 2013. This growth is primarily due to growth in renewal business. As we narrow our focus in 2015, we will look for strategic alternatives for our Classic Collector book of business.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present the statutory and GAAP combined ratios:

	Three months ended September 30,
	2014			2013			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	74.6%	18.4%	93.1%	78.3%	17.6%	95.9%	(3.7)%	0.8%	(2.8)%
Other States	71.9%	17.7%	89.5%	78.7%	17.6%	96.3%	(6.8)%	0.1%	(6.8)%
Total Personal Auto	74.4%	18.4%	92.8%	78.4%	17.6%	96.0%	(4.0)%	0.8%	(3.2)%
Commercial Vehicle	81.3%	17.4%	98.7%	77.5%	16.5%	94.1%	3.8%	0.9%	4.6%
Classic Collector	58.7%	31.3%	90.0%	55.6%	36.7%	92.3%	3.1%	(5.4)%	(2.3)%
Total statutory ratios	74.8%	18.5%	93.2%	78.2%	17.7%	95.8%	(3.4)%	0.8%	(2.6)%
Total statutory ratios excluding development	78.3%	18.5%	96.7%	79.7%	17.7%	97.4%	(1.4)%	0.8%	(0.7)%
GAAP ratios	74.6%	20.2%	94.8%	78.0%	19.7%	97.7%	(3.4)%	0.5%	(2.9)%
GAAP ratios excluding development	78.2%	20.2%	98.4%	79.6%	19.7%	99.3%	(1.4)%	0.5%	(0.9)%

	Nine months ended September 30,
	2014			2013			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	77.0%	17.9%	94.9%	78.2%	17.5%	95.8%	(1.2)%	0.4%	(0.9)%
Other States	74.6%	17.7%	92.3%	81.8%	17.7%	99.5%	(7.2)%	0.0%	(7.2)%
Total Personal Auto	76.8%	17.9%	94.7%	78.7%	17.5%	96.2%	(1.9)%	0.4%	(1.5)%
Commercial Vehicle	77.0%	17.5%	94.5%	74.6%	16.6%	91.1%	2.4%	0.9%	3.4%
Classic Collector	53.8%	32.0%	85.8%	51.3%	35.3%	86.6%	2.5%	(3.3)%	(0.8)%
Total statutory ratios	76.5%	18.1%	94.6%	78.2%	17.7%	95.9%	(1.7)%	0.4%	(1.3)%
Total statutory ratios excluding development	77.4%	18.1%	95.4%	78.0%	17.7%	95.7%	(0.6)%	0.4%	(0.3)%
GAAP ratios	76.4%	19.8%	96.2%	78.1%	19.8%	97.9%	(1.7)%	0.0%	(1.7)%
GAAP ratios excluding development	77.3%	19.8%	97.1%	77.9%	19.8%	97.7%	(0.6)%	0.0%	(0.6)%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three and nine months ended September 30, 2014 decreased by 2.6 points and 1.3 points from the same periods of 2013. The third quarter and first nine months of 2014 included $5.4 million and $8.6 million of favorable development on prior accident year loss and LAE reserves, respectively, while the third quarter and first nine months of 2013 included $0.9 million and $2.2 million of unfavorable development on prior accident year loss and LAE reserves, respectively. The third quarters of 2014 and 2013 include $6.4 million and $6.0 million, respectively, of favorable development from the first two accident quarters of each respective year. Excluding the effect of development, the statutory combined ratio decreased 0.7 point and 0.3 point, respectively, for the three and nine months ended September 30, 2014 compared with the same periods of 2013.
The GAAP combined ratio for the three and nine months ended September 30, 2014 decreased by 2.9 points and 1.7 points, respectively, from the same periods of 2013. Excluding the effect of development, the GAAP combined ratio decreased by 0.9

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

point and 0.6 point, respectively, for the three and nine months ended September 30, 2014, compared with the same periods of 2013.
Losses from catastrophes were $0.4 million and $2.2 million for the three and nine months ended September 30, 2014, respectively, compared with $0.1 million and $1.7 million for the same periods of 2013.
The 3.7 points and 1.2 points decline in the Focus States loss & LAE ratio for the three and nine months ended September 30, 2014 is primarily due to improvement in the California calendar year loss ratio as a result of favorable development from prior accident year loss and LAE reserves as well as an increase in average earned premiums.
The combined ratio in the Other States decreased by 6.8 points and 7.2 points, respectively, during the three and nine months ended September 30, 2014. The improvement is primarily due to the fact that the business in Georgia, Nevada and Pennsylvania is primarily renewal business only, which has a lower combined ratio. Earned premium and losses in these states are expected to continue to decline as we focus on renewal business only.
The combined ratio in Commercial Vehicle increased by 4.6 points and 3.4 points, during the three and nine months ended September 30, 2014, respectively, compared with the same periods of 2013 primarily due to an increase in the loss and LAE ratio due to new business growth in 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,887	$8,403	$26,683	$25,605
Dividends on equity securities	432	337	1,636	1,195
Gross investment income	9,319	8,740	28,318	26,800
Investment expenses	(565)	(599)	(1,655)	(1,699)
Net investment income	8,754	8,141	26,663	25,101
Average investment balance, at cost	$1,563,093	$1,506,332	$1,559,967	$1,500,383
Annualized returns excluding realized gains and losses	2.2%	2.2%	2.3%	2.2%
Annualized returns including realized gains and losses	2.5%	2.0%	2.6%	2.6%
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income for the three and nine months ended September 30, 2014 increased compared to the same periods of 2013 primarily due to growth in average investment balances.
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will continue to decline gradually as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

The following table provides information about our fixed maturity investments at September 30, 2014, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

(in thousands)	Expected Principal Cash Flows
	MBS, CMO and ABS only	Excluding MBS, CMO and ABS	Total	Maturing Book Yield
For the period ending December 31,
2014	$15,924	$13,936	$29,860	2.6%
2015	71,372	140,854	212,226	2.4%
2016	76,764	158,392	235,155	2.4%
2017	65,293	195,959	261,252	2.2%
2018	36,273	93,564	129,837	2.7%
Thereafter	175,854	292,320	468,175	3.0%
Total	$441,480	$895,025	$1,336,505	2.6%
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, $ in thousands):

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(21)	$1,034	$1,013	$(819)	$273	$(546)
Equities	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Total	$(21)	$1,034	$1,013	$(819)	$273	$(546)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(55)	$2,280	$2,225	$(1,190)	$4,602	$3,412
Equities	0	1,273	1,273	0	660	660
Short-term investments	0	5	5	0	0	0
Total	$(55)	$3,558	$3,503	$(1,190)	$5,262	$4,072

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

Interest Expense
At September 30, 2014, we had $275 million of Senior Notes outstanding that accrue interest at 5.0% (the "5.0% Senior Notes"). We recognized $3.4 million and $10.3 million of interest expense on the Senior Notes in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2014, respectively, compared to $3.4 million and $10.4 million for the same periods of 2013. Refer to Note 5 to the Consolidated Financial Statements for additional information on the Senior Notes.
Income Taxes
Our GAAP effective tax rate for the three and nine months ended September 30, 2014 was 31.6% and 30.4%, respectively, compared with 25.4% and 27.0% for the same periods of 2013. The GAAP effective tax rate has increased in 2014 as a result of an improvement in the underwriting profit, which is taxed at 35%. Refer to Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of September 30, 2014, the holding company had $124.4 million of cash and investments. In 2014, our insurance subsidiaries may pay us up to $66.8 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2014, our insurance subsidiaries have paid us ordinary dividends of $45.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $38.7 million and $101.2 million, respectively, during the three and nine months ended September 30, 2014 compared to positive operating cash flows of $46.5 million and $127.7 million, respectively, during the three and nine months ended September 30, 2013.
At September 30, 2014, we had $275 million principal outstanding of Senior Notes. The Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014, we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At September 30, 2014 there were no borrowings outstanding under the credit agreement.
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

Our Board of Directors have authorized a share and debt repurchase program. The current program, of which we have $39.3 million of repurchase authority remaining, is set to expire on December 31, 2014. On November 4, 2014, our Board of Directors increased the authority to a total of $75 million and extended the date to execute the program to December 31, 2016. During the third quarter of 2014, we repurchased 20,100 shares at an average cost, excluding commissions, of $66.69. Through the first nine months of 2014, we have repurchased 66,300 shares at an average cost, excluding commissions, of $68.28.
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
Premium ceded under all reinsurance agreements for the three and nine months ended September 30, 2014 was $3.5 million and $9.9 million, respectively, compared with $2.5 million and $7.4 million for the same periods of 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments
Our consolidated investment portfolio at September 30, 2014 contained approximately $1.4 billion in fixed maturity securities, $90.6 million in equity securities and $0.8 million in short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At September 30, 2014, we had pre-tax net unrealized gains of $18.4 million on fixed maturities and pre-tax net unrealized gains of $16.9 million on equity securities. Combined, the pre-tax net unrealized gain increased by $9.6 million for the nine months ended September 30, 2014. This increase occurred primarily in the fixed portfolio due to lower market interest rates. The average option adjusted duration of our fixed maturity portfolio was 3.5 years at September 30, 2014 compared with 3.6 years at December 31, 2013.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 90.7% of our fixed maturity investments at September 30, 2014 were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at September 30, 2014 was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$65,416	$65,738	4.3%
State and municipal	490,333	502,672	33.0%
Mortgage-backed and asset-backed:
Residential mortgage-backed securities	351,137	352,412	23.2%
Commercial mortgage-backed securities	46,360	46,253	3.0%
Asset-backed securities ("ABS"):
Auto loans	48,831	48,894	3.2%
Equipment leases	7,584	7,590	0.5%
Home equity	505	515	0.0%
Credit card receivables	4,515	4,518	0.3%
Tax liens	263	262	0.0%
Student loans	110	117	0.0%
Total ABS	61,808	61,896	4.1%
Total mortgage-backed and ABS	459,305	460,561	30.3%
Corporates
Investment grade	263,521	267,752	17.6%
Non-investment grade	132,784	133,012	8.7%
Total corporates	396,305	400,763	26.3%
Total fixed maturities	1,411,360	1,429,734	94.0%
Equity securities	73,739	90,638	6.0%
Short-term investments	813	813	0.1%
Total investments	$1,485,912	$1,521,184	100.0%
We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at September 30, 2014 ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$65,738	$0	$0	$0	$0	$65,738	4.6%
State and municipal	105,777	295,446	101,449	0	0	502,672	35.2%
Mortgage-backed and asset-backed	426,266	28,881	5,414	0	0	460,561	32.2%
Corporates	0	18,483	116,738	132,530	133,012	400,763	28.0%
Total fair value	$597,781	$342,811	$223,601	$132,530	$133,012	$1,429,734	100.0%
% of total fair value	41.8%	24.0%	15.6%	9.3%	9.3%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at September 30, 2014 ($ in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$8,773	$49,574	$16,906	$0	$0	$75,253	15.0%
CA	0	32,408	5,886	0	0	38,294	7.6%
TX	11,614	11,680	5,689	0	0	28,983	5.8%
GA	11,715	1,120	12,062	0	0	24,898	5.0%
NC	14,135	10,223	0	0	0	24,358	4.8%
VA	7,759	13,538	0	0	0	21,297	4.2%
MD	13,753	7,172	0	0	0	20,925	4.2%
WA	737	18,212	1,690	0	0	20,639	4.1%
PA	0	11,531	8,170	0	0	19,701	3.9%
MA	2,474	13,365	152	0	0	15,991	3.2%
All other states	34,817	126,622	50,893	0	0	212,332	42.2%
Total fair value	$105,777	$295,446	$101,449	$0	$0	$502,672	100.0%
% of total fair value	21.0%	58.8%	20.2%	0.0%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at September 30, 2014 ($ in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Certificate of Participation	Other	Total Fair Value	% of Total Exposure
NY	$7,653	$8,431	$59,169	$0	$0	$75,253	15.0%
CA	7,920	14,412	15,962	0	0	38,294	7.6%
TX	1,434	11,416	16,134	0	0	28,983	5.8%
GA	11,715	1,120	12,062	0	0	24,898	5.0%
NC	1,032	9,038	14,288	0	0	24,358	4.8%
VA	1,026	6,668	13,603	0	0	21,297	4.2%
MD	4,107	13,890	2,928	0	0	20,925	4.2%
WA	5,668	3,012	11,960	0	0	20,639	4.1%
PA	7,951	789	10,961	0	0	19,701	3.9%
MA	7,127	2,009	6,855	0	0	15,991	3.2%
All other states	42,263	20,565	143,015	4,546	1,945	212,332	42.2%
Total fair value	$97,895	$91,349	$306,937	$4,546	$1,945	$502,672	100.0%
% of total fair value	19.5%	18.2%	61.1%	0.9%	0.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at September 30, 2014 ($ in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$27,128	$0	$7,049	$24,992	$59,169	19.3%
TX	2,142	2,929	4,050	7,013	16,134	5.3%
CA	8,158	5,666	0	2,139	15,962	5.2%
NJ	1,996	0	4,571	8,106	14,674	4.8%
NC	0	4,065	0	10,223	14,288	4.7%
VA	0	0	3,450	10,153	13,603	4.4%
CO	0	0	8,035	5,284	13,318	4.3%
MN	0	1,656	1,008	9,829	12,493	4.1%
GA	6,568	4,384	0	1,110	12,062	3.9%
WA	0	8,484	0	3,475	11,960	3.9%
All other states	27,492	11,118	19,134	65,530	123,275	40.2%
Total fair value	$73,484	$38,302	$47,297	$147,854	$306,937	100.0%
% of total fair value	23.9%	12.5%	15.4%	48.2%	100.0%
The following table presents the credit rating and fair value of our residential mortgage-backed securities at September 30, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$102	$0	$0	$0	$0	$102	0.0%
2003	3,378	0	0	0	0	3,378	1.0%
2004	3,826	0	0	0	0	3,826	1.1%
2005	8,714	0	0	0	0	8,714	2.5%
2006	4,398	0	0	0	0	4,398	1.2%
2007	5,147	0	0	0	0	5,147	1.5%
2008	10,408	0	0	0	0	10,408	3.0%
2009	27,257	0	0	0	0	27,257	7.7%
2010	43,897	0	0	0	0	43,897	12.5%
2011	41,780	0	0	0	0	41,780	11.9%
2012	72,259	0	0	0	0	72,259	20.5%
2013	72,807	0	0	0	0	72,807	20.7%
2014	58,442	0	0	0	0	58,442	16.6%
Total fair value	$352,412	$0	$0	$0	$0	$352,412	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
All of the $352.4 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”).

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at September 30, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2005	$4,578	$0	$0	$0	$0	$4,578	9.9%
2006	14,488	0	0	0	0	14,488	31.3%
2007	9,780	2,735	0	0	0	12,516	27.1%
2008	0	738	0	0	0	738	1.6%
2010	3,752	0	0	0	0	3,752	8.1%
2011	1,209	0	0	0	0	1,209	2.6%
2012	3,999	0	0	0	0	3,999	8.6%
2013	1,445	0	0	0	0	1,445	3.1%
2014	3,528	0	0	0	0	3,528	7.6%
Total fair value	$42,779	$3,473	$0	$0	$0	$46,253	100.0%
% of total fair value	92.5%	7.5%	0.0%	0.0%	0.0%	100.0%
None of the $46.3 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our ABS portfolio at September 30, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$81	$0	$0	$0	$0	$81	0.1%
2003	434	0	0	0	0	434	0.7%
2011	374	248	0	0	0	622	1.0%
2012	10,068	5,934	442	0	0	16,444	26.6%
2013	16,856	11,410	2,375	0	0	30,641	49.5%
2014	3,261	7,815	2,598	0	0	13,674	22.1%
Total fair value	$31,074	$25,408	$5,414	$0	$0	$61,896	100.0%
% of total fair value	50.2%	41.0%	8.7%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our corporate bond portfolio, by industry sector and rating of bond, at September 30, 2014 ($ in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Basic Materials	$0	$0	$575	$5,140	$5,392	$11,108	2.8%
Communications	0	0	2,756	22,381	23,928	$49,065	12.2%
Consumer, Cyclical	0	0	4,486	10,315	20,491	$35,292	8.8%
Consumer, Non-cyclical	0	3,750	17,702	19,034	25,368	$65,853	16.4%
Energy	0	0	5,912	9,150	17,281	$32,342	8.1%
Financial	0	14,733	80,830	46,207	14,461	$156,232	39.0%
Industrial	0	0	0	7,736	14,813	$22,549	5.6%
Technology	0	0	1,715	3,288	7,902	$12,905	3.2%
Utilities	0	0	2,763	9,280	3,376	$15,418	3.8%
Total fair value	$0	$18,483	$116,738	$132,530	$133,012	$400,763	100.0%
% of total fair value	0.0%	4.6%	29.1%	33.1%	33.2%	100.0%

Included in our investments in corporate fixed income securities at September 30, 2014 are $42.6 million of dollar-denominated investments with issuers or guarantors in foreign countries, as follows ($ in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$6,292	$10,969	$0	$0	$17,261	40.5%
Switzerland	0	0	5,775	0	0	$5,775	13.5%
Canada	0	3,540	1,717	0	431	$5,687	13.3%
France	0	2,060	2,683	0	0	$4,744	11.1%
Australia	0	1,684	2,778	0	0	$4,462	10.5%
Japan	0	0	2,633	0	0	$2,633	6.2%
Sweden	0	1,670	0	0	0	$1,670	3.9%
Cayman Islands	0	0	0	0	411	$411	1.0%
Total fair value	$0	$15,246	$26,555	$0	$842	$42,643	100.0%
% of total fair value	0.0%	35.8%	62.3%	0.0%	2.0%	100.0%

We do not own any investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2014, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2013 under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2013.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
July 1, 2014 - July 31, 2014	7,500	$65.63	7,500	$40,131,555
August 1, 2014 - August 31, 2014	40,351	66.18	6,300	39,707,641
September 1, 2014 - September 30, 2014	6,300	67.37	6,300	39,283,007
Total	54,151	$66.24	20,100	$39,283,007

(a)	Includes 34,051 shares surrendered to cover the withholding taxes related to the issuance of shares under the performance share plan.

(b)	Average price paid per share excludes commissions.

(c)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total $75.0 million and extended the date to execute the program to December 31, 2016 from December 31, 2014.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
November 6, 2014		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)