Form 10-K
period 2014-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2015-02-26
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2014, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $746,839,380 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.
As of February 13, 2015, there were 11,473,967 shares of the registrant’s Common Stock outstanding.
________________________________

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 19, 2015, are incorporated by reference in Part III hereof.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Item 1A.

PART I
ITEM 1
Business
Introduction
We are a holding company that provides, through our subsidiaries, personal automobile insurance with a focus on the nonstandard market. Our headquarters is located in Birmingham, Alabama. We employed approximately 2,200 people at December 31, 2014.
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
The Personal Automobile Market
Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 36%, or $175 billion, of the estimated $480 billion of annual industry premium. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard auto insurance is intended for drivers who, due to factors such as their driving record, age or vehicle type, represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay a higher premium for similar coverage than the drivers qualifying for standard or preferred policies. While there is no established industry-recognized distinction between nonstandard risks and all other personal auto risks, we believe that nonstandard auto risks constitute approximately 20% of the personal automobile insurance market, with this percentage fluctuating according to competitive conditions in the market. Independent agents sell approximately 27% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. We believe that, relative to the standard and preferred auto insurance market, independent agents sell a disproportionately larger portion of nonstandard auto insurance.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. We believe that the current competitive environment differs by state.

Industry-wide, rates increased 4.7% during 2012, 3.3% in 2013 and 4.7% in 2014. Our filed average rate adjustments on our personal auto business were 8.3%, 6.7% and 6.8% for 2012, 2013 and 2014, respectively.
The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We generally compete with other insurers based on price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. We compete with both large national writers and smaller regional companies. In 2013, the five largest automobile insurance companies accounted for approximately 54% of the industry’s net written premium and the largest ten accounted for approximately 71% (2014 industry data is not yet available). Approximately 320 insurance groups and unaffiliated insurance companies compete in the personal auto insurance industry according to SNL Financial, an industry news source. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.
Our Strategy
We offer personal and commercial automobile insurance primarily in four "Focus States": Arizona, California, Florida and Texas. Our target customers are urban and Hispanic drivers. This narrow geographic and demographic focus allows us to concentrate our efforts and resources on providing competitively priced products to underserved segments while generating adequate returns for our shareholders.
Operations
We are organized along functional responsibilities with the following centralized departments: product management, marketing, claims, customer service, accounting, treasury, human resources and information technology resources. Frequent executive team meetings, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Legal Officer, the Chief Marketing Officer and the Chief Product Management Officer, allow for sharing of information among functional departments and for setting policies and making key strategic decisions.
We estimate that approximately 80% of our personal auto business in 2014 was nonstandard auto insurance. Based on data published by A.M. Best, we believe that we are the second largest provider of nonstandard auto coverage through independent agents in the United States. We also write standard and preferred personal auto insurance, mono-line commercial auto insurance and classic collector automobile insurance.
Presented below is our summarized historical financial data ($ in thousands):

	Twelve months ended December 31,
	2014	2013	2012
Gross written premium	$1,360,870	$1,339,819	$1,254,929
Net written premium	1,347,604	1,329,892	1,247,198
Net earnings	57,201	32,633	24,319

	As of December 31,
	2014	2013
Total assets	$2,384,812	$2,317,265
Total liabilities	1,687,153	1,660,507
Total shareholders’ equity	697,659	656,758

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

	2014	2013	2012	2011	2010	2010-2014	2005-2014
Infinity	93.6%	96.0%	98.3%	95.8%	88.4%	94.7%	92.5%
Industry (a)	102.2%	101.6%	102.1%	102.0%	101.0%	101.8%	100.0%
Percentage point difference from industry	8.6%	5.6%	3.8%	6.2%	12.6%	7.1%	7.5%
 ________________

(a)
We obtained the private passenger auto industry combined ratios for 2005 through 2013 from A.M. Best. A.M. Best data is not available for 2014. The industry combined ratio for 2014 is an estimate based on data obtained from Conning Research and Consulting.

Products
Personal Automobile is our primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.
Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. With our mono-line commercial automobile insurance product, we primarily target businesses with fleets of 20 or fewer vehicles and average 1.8 vehicles per policy. We avoid businesses that are involved in what we consider to be hazardous operations or interstate commerce.
Classic Collector provides protection for classic collectible automobiles. Our Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Our three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2014	2013	2012
Personal Automobile	91%	93%	93%
Commercial Vehicle	8%	6%	6%
Classic Collector	1%	1%	1%
Total	100%	100%	100%
Distribution and Marketing
We distribute our products primarily through a network of approximately 11,800 independent agencies and brokers in 15,500 locations. Of the locations that produced premium in 2014, approximately 2,160 wrote renewal only business. In 2014, eight independent agencies each accounted for between 1.2% and 7.3% of our gross written premium and 15% of the agency force produced 80% of our gross written premium. Countrywide, our top 10 independent agents and brokers produced 21% of our gross written premium. In California, Infinity’s largest state by premium volume, 52 independent agents and brokers produced 50% of gross written premium (which represents 25% countrywide). Our largest broker in California produced 15% of gross written premium in the state.
We foster agent relationships by providing them with access to our Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Internet-based software applications provide many of our agents with e-signature capabilities and real-time underwriting, claims and policy information. We believe the array of services offered to our agents adds significant value to the agents' businesses. For example, “Easy Street” is our incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2014 we spent $6.4 million on co-op advertising and promotions.

In 2014 we also wrote $70.2 million of business sold directly to the consumer through sales centers and via the Internet.

We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas identified in selected Focus States that we believe offer the greatest opportunity for premium growth and profitability.

We classify the states in which we operate into two categories:

•	“Focus States” – These states include Arizona, California, Florida and Texas.

•	“Other States” – Includes Georgia, Nevada and Pennsylvania where we began offering renewals only as of
January 1, 2015, as well as nine states where we are currently running off our writings.

We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.
Total gross written premium was as follows ($ in thousands):

	Twelve months ended December 31,
Personal Auto Insurance	2014	2013	2012
Focus States:
California	45.9%	44.8%	45.4%
Florida	32.8%	32.2%	26.3%
Texas	4.6%	4.0%	4.9%
Arizona	1.3%	1.8%	3.0%
Total Focus States	84.6%	82.7%	79.6%
Other States	6.4%	9.9%	13.3%
Total Personal Auto	91.0%	92.6%	92.9%
Commercial Vehicle	8.0%	6.4%	6.1%
Classic Collector	1.1%	1.0%	1.0%
Total all states and all lines	100.0%	100.0%	100.0%
Total - all states and all lines	$1,360,870	$1,339,819	$1,254,929

We implement our distribution and marketing efforts with a focus on maintaining a low cost structure. Controlling expenses allows us to price competitively and achieve better underwriting returns. Over the five years ended 2013, years for which industry data are available from A.M. Best, our statutory ratio of underwriting expenses to premium written has averaged 19.6%, which is 7.4 points better than the independent agency segment of the private passenger automobile industry average of 27.0% for the same period.
Claims Handling
We strive for accuracy, consistency and fairness in our claim resolutions. Our claims organization employs approximately 1,275 people, has several field locations in each of our Focus States and provides a 24-hour, seven days per week toll-free service for our customers to report claims. We predominantly use our own local adjusters and appraisers, who typically respond to claims within 24 hours of a report.

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
State insurance departments that have jurisdiction over our insurance subsidiaries may conduct routine, on-site visits and examinations of our subsidiaries' affairs. At December 31, 2014, our insurance subsidiaries were involved in routine market conduct examinations in California and Florida. As of February 26, 2015, these examinations have not been concluded. These examinations have from time to time given rise to, and are likely to give rise to in the future, regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against our insurance subsidiaries.

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
If a shareholder dividend does not rise to the statutory level of an extraordinary dividend, then it is an “ordinary dividend.” While an insurance company’s ability to pay an ordinary dividend does not require the approval of a state insurance department, it must file a 10-day notice of ordinary dividend with the appropriate insurance departments. Insurance companies that fail to notify an insurance department of the payment of an ordinary dividend are assessed administrative fines.
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
California and Florida personal auto business represented 79% of our total gross written premium in 2014. In 2014 our two largest urban zones, one in California and one in Florida, represented 52% of total gross written premium and approximately 88% of total underwriting profits. As we cease writing new business in Georgia, Nevada and Pennsylvania in 2015, our personal auto business may become further concentrated in these states and within our two largest urban zones. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects our revenues and profitability. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. These conditions could negatively affect premium revenue and make it more expensive or less profitable for us to conduct business in these states.
We rely upon a limited number of independent agents to generate a substantial portion of our business. If we were unable to retain or increase the level of business that these independent agents place with us or increase the level of business generated by other agents, our revenues would be negatively affected.
Approximately 15% of our 11,800 independent agencies and brokers accounted for approximately 80% of our gross written premium in 2014. Further, in California, our most profitable state, 52 agencies and brokers produced 50% of our premium in the state, which is 25% of our premium nationwide. Some of our current agencies may merge or be acquired and the surviving entity may reduce the number of insurers with which business is placed. We must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer more advanced systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives.
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
We are highly dependent on efficient and uninterrupted performance of our information technology and business systems. These systems quote, process and service our business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. We are undergoing fundamental changes and improvements to our policy services platform. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and could place us at a competitive disadvantage. Additionally, failure to maintain secure systems could result in unauthorized access to or theft of sensitive customer data.
The inability to recruit, develop and retain key personnel could prevent us from executing our key business and financial objectives.
Successful execution of our key business and financial objectives will depend, in part, upon the continued services of our Chief Executive Officer, James Gober, along with our ability to retain and develop key personnel and to attract new talent. The highly competitive nature of the industry, along with the advantages that larger, better-known firms possess in the recruiting process, poses a challenge. The loss of key personnel or the inability to attract and retain new talent could hinder us in meeting or exceeding our business and financial objectives.
Extra-contractual losses arising from bad faith claims could materially reduce our profitability.
In California and Florida, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase our exposure to extra-contractual losses, or monetary damages beyond policy limit, in what are known as “bad faith” claims, for which reinsurance may be unavailable. Such claims have in the past, and may in the future, result in losses to us that materially reduce our profitability.
Our goodwill may be at risk for impairment if actual results regarding growth and profitability vary from our estimates.
At December 31, 2014, we had $75.3 million, or approximately $6.56 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
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
INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B
Unresolved Staff Comments
None.

ITEM 2
Properties
Our insurance subsidiaries lease 461,717 square feet of office and warehouse space in numerous cities throughout the United States. All of these leases expire within 7 years. The most significant leased office spaces are located in Birmingham, Alabama and suburban Los Angeles, California. See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. We own a 33,515 square foot call center in McAllen, Texas, a 50,900 square foot call center in Tucson, Arizona, and two properties in Birmingham, Alabama - a 116,433 square foot call center and a 62,808 square foot warehouse.
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
INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 49 registered holders of record as of February 13, 2015. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. Our closing per-share stock price on February 13, 2015, was $73.93. See Note 12 – Statutory Information of the Notes to Consolidated Financial Statements for information about restrictions on transfer of funds and assets of subsidiaries.
Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended:	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2013	$61.20	$55.12	$56.20	$0.30	(3.5)%	(3.0)%
June 30, 2013	61.15	54.32	59.76	0.30	6.3%	6.9%
September 30, 2013	67.56	59.32	64.60	0.30	8.1%	8.6%
December 31, 2013	72.70	64.10	71.75	0.30	11.1%	11.5%

March 31, 2014	$75.66	$67.45	$67.63	$0.36	(5.7)%	(5.2)%
June 30, 2014	69.70	62.12	67.23	0.36	(0.6)%	(0.1)%
September 30, 2014	70.28	64.00	64.01	0.36	(4.8)%	(4.3)%
December 31, 2014	78.20	62.19	77.26	0.36	20.7%	21.3%

For the twelve months ended:
December 31, 2013	$72.70	$54.32	$71.75	$1.20	23.2%	25.3%
December 31, 2014	78.20	62.12	77.26	1.44	7.7%	9.7%

(a)	Calculated by dividing the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the period presented.

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

During the fiscal year ended December 31, 2014, all of our equity securities sold were registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2014, by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2014 - October 31, 2014	6,400	$66.84	6,400	$38,855,057
November 1, 2014 - November 30, 2014	5,600	$73.41	5,600	$74,610,592
December 1, 2014 - December 31, 2014	7,300	$74.84	7,300	$74,064,029
Total	19,300	$71.77	19,300	$74,064,029

(a)	Average price paid per share excludes commissions.

(b)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program to December 31, 2016, from December 31, 2014.

The following graph shows the percentage change in cumulative total shareholder return on our common stock over the five years ending December 31, 2014. The return is measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the NASDAQ OMX Global Total Return Index for NASDAQ US Benchmark and the NASDAQ OMX Global Total Return for Industrial Classification Benchmark (ICB): 8500 Insurance (Supersector).

Cumulative Total Return as of December 31, 2014

215
195
175
155
135
115
95
12/31/2009
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
IPCC
NASDAQ Index
NASDAQ Insurance Stocks

(Assumes a $100 investment at the close of trading on December 31, 2009)

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
IPCC	100.00	153.78	143.02	149.13	187.28	205.92
NASDAQ US	100.00	117.55	117.91	137.29	183.26	206.09
ICB: 8500 Insurance	100.00	120.93	110.47	130.72	185.15	210.26

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6
Selected Financial Data

($ in thousands, except per share data)	2014	2013	2012	2011	2010
Gross written premium	$1,360,870	$1,339,819	$1,254,929	$1,082,466	$952,426
Net written premium	1,347,604	1,329,892	1,247,198	1,075,976	946,869
Net written premium growth	1.3%	6.6%	15.9%	13.6%	12.2%
Net premium earned	1,325,935	1,302,525	1,184,090	1,019,060	905,919
Total revenues	1,461,709	1,443,233	1,349,585	1,163,379	1,038,396
Loss & LAE ratio	75.5%	78.1%	79.6%	75.3%	67.0%
Underwriting ratio	19.6%	19.9%	21.1%	22.7%	22.7%
Combined ratio	95.1%	98.0%	100.7%	98.0%	89.7%
Net earnings	$57,201	$32,633	$24,319	$41,833	$91,062
Net earnings per diluted share	$4.95	$2.80	$2.04	$3.37	$6.91
Return on average common shareholders’ equity	8.4%	5.0%	3.7%	6.4%	14.4%
Cash and investments	$1,611,594	$1,582,238	$1,560,116	$1,308,684	$1,283,624
Total assets	2,384,812	2,317,265	2,303,593	1,930,371	1,846,200
Unpaid losses and LAE	668,177	646,577	572,894	495,403	477,833
Unearned premium	589,260	566,004	538,142	474,528	417,371
Debt outstanding	275,000	275,000	275,000	194,810	194,729
Total liabilities	1,687,153	1,660,507	1,647,351	1,268,582	1,191,173
Shareholders’ equity	697,659	656,758	656,242	661,789	655,027
Cash dividend per common share	$1.44	$1.20	$0.90	$0.72	$0.56
Common shares outstanding	11,483	11,504	11,605	11,807	12,469
Book value per common share	$60.75	$57.09	$56.55	$56.05	$52.53
Ratios:
Debt to total capital	28.3%	29.5%	29.5%	22.7%	22.9%
Debt to tangible capital	30.6%	32.1%	32.1%	24.9%	25.1%
Interest coverage	7.0	4.2	2.7	6.0	12.8

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

See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2014 we focused on growing premium in California, Florida and Texas personal auto and countrywide Commercial Vehicle while improving the profitability in Arizona, Georgia, Nevada and Pennsylvania. Although we have seen improvement in the combined ratios, we have determined that our personal auto business in Georgia, Nevada and Pennsylvania, which accounted for 5.9% of our total gross written premium as of December 31, 2014, no longer meets our long-term strategic and financial objectives. As a result, we began offering renewal business only in these three states as of January 1, 2015. In addition, we are evaluating strategic alternatives for our Classic Collector book of business, which was 1.1% of our business as of December 31, 2014.

In 2014 our gross written premium grew 1.6%. The majority of this growth came from California and Florida. See Results of Operations - Underwriting – Premium for a more detailed discussion of our gross written premium growth.

Net earnings and diluted earnings per share for the year ended December 31, 2014, were $57.2 million and $4.95, respectively, compared to $32.6 million and $2.80, respectively, for 2013. The increase in diluted earnings per share for the year ended December 31, 2014, was primarily due to an increase in underwriting income with an improvement in the accident year combined ratio from 97.7% at December 31, 2013, to 96.4% at December 31, 2014.

Included in net earnings for the year ended December 31, 2014, was $11.3 million ($17.4 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to property damage coverage in California and bodily injury coverage in Florida, related to accident year 2013. This compares to $1.9 million ($2.9 million pre-tax) of unfavorable development for 2013. The following table displays GAAP combined ratio results by accident year developed through December 31, 2014.

	Accident Year Combined Ratio Developed Through					Prior Accident Year (Favorable) Unfavorable Development		Prior Accident Year (Favorable) Unfavorable Development ($ in millions)
	Dec.	Mar.	June	Sep.	Dec.	Q4	YTD	Q4	YTD
Accident Year	2013	2014	2014	2014	2014	2014	2014	2014	2014
Prior								$(0.6)	$(1.1)
2007	92.2%	92.2%	92.2%	92.1%	92.1%	0.0%	(0.1)%	(0.4)	(0.7)
2008	91.3%	91.3%	91.3%	91.3%	91.2%	(0.1)%	(0.2)%	(1.1)	(1.6)
2009	92.3%	92.3%	92.3%	92.4%	92.4%	0.0%	0.1%	(0.2)	0.8
2010	99.6%	99.5%	99.3%	99.3%	99.2%	(0.1)%	(0.4)%	(0.6)	(3.4)
2011	100.3%	100.2%	100.4%	100.2%	100.1%	(0.1)%	(0.2)%	(1.4)	(2.0)
2012	99.8%	100.1%	100.2%	100.1%	100.1%	(0.1)%	0.2%	(0.7)	2.5
2013	97.7%	97.4%	97.4%	97.1%	96.8%	(0.3)%	(0.9)%	(3.8)	(11.9)
								$(8.8)	$(17.4)
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the year ended December 31, 2014, was $35.6 million compared to $35.5 million for 2013.

Our book value per share increased 6.4% from $57.09 at December 31, 2013, to $60.75 at December 31, 2014. This increase was primarily due to net earnings and an increase in unrealized gains as a result of a decrease in interest rates, partially offset by shareholder dividends during 2014.
Critical Accounting Policies
(See Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements)
The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. We believe that the establishment of insurance reserves, the determination of “other-than-temporary” impairment on investments, accruals for litigation and valuation of goodwill are the

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

areas where the degree of judgment required to determine amounts recorded in the financial statements makes the accounting policies critical.
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

•
Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred loss development to predict ultimate average frequency (claims count per policy or auto insured) or ultimate average severity (cost of claim per claim); and

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
During each quarterly review by the internal actuarial staff, using the additional information obtained with the passage of time, factor selections are updated, which in turn adjust the ultimate loss estimates and held IBNR reserves for the subset of the business and accident periods affected by such updates. The actuarial staff also performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per auto or per policy. As an overall review, the staff then evaluates for reasonableness loss and LAE ratios by accident year by state and by coverage.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that our relatively low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity. For example, approximately 85% of our policies include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.
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
As compared with loss and LAE reserves held at December 31, 2014, our best estimate of reserve ranges using indicated results from utilized estimates of loss and LAE could range from a deficiency of 7% or $46.6 million to a redundancy of 8% or $53.8 million. These ranges do not present a forecast of future redundancy or deficiency since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2014 reserve tests. Reserves recorded are our best estimate of the ultimate amounts that will be paid.
As noted above, the highest degree of uncertainty is associated with reserves in the first twelve to eighteen months. The following table displays the accident year combined ratios as developed through December 31, 2014, for the four most recent accident years along with the potential combined ratios based on the low and high outcomes of the loss and LAE tests utilized:

	Combined Ratios Developed Through
	December 31, 2014
Accident year	Low	As Reported	High
2011	99.6%	100.1%	100.4%
2012	99.3%	100.1%	100.6%
2013	95.7%	96.8%	97.7%
2014	94.8%	96.4%	98.1%
ECO losses represent estimates of losses incurred from actual or threatened litigation by claimants alleging improper handling of claims by us, which are commonly known as “bad faith” claims. Oftentimes, the onset of such litigation, subsequent discovery, settlement discussions, trial and appeal may occur several years after the date of the original claim. Because of the infrequent nature of such claims, we accrue a liability for each case based on the facts and circumstances in accordance with the Loss Contingency topic of the FASB Accounting Standards Codification, which requires that such loss be probable and estimable. As such, no reserve is permissible for IBNR for threatened litigation yet to occur on accidents with dates prior to the balance sheet date. Consequently, the effect of setting accruals for such items likely will result in unfavorable reserve development in the following reserve tables.
Calendar year losses incurred for ECO losses, gross and net of reinsurance, over the past five calendar years have ranged from $0.3 million to $4.2 million, averaging $1.7 million per year. Losses for 2014, 2013 and 2012 have been $4.2 million, $1.3 million and $1.7 million, respectively.
The following tables present the development of our loss reserves, net of reinsurance, on a GAAP basis for the calendar years 2004 through 2014. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line shows the re-estimated liability as of December 31, 2014. The remainder of the table presents intervening development as percentages of the initially estimated liability. Additional information and experience in subsequent years results in development. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Liability for unpaid losses & LAE:
As originally estimated	$669	$610	$568	$590	$524	$491	$461	$481	$559	$632	$654
As re-estimated at December 31, 2014	610	510	461	466	388	389	445	486	557	615	N/A
Liability re-estimated:
One year later	97.5%	94.9%	97.6%	95.0%	87.5%	85.0%	101.0%	103.4%	100.5%	97.3%
Two years later	94.2%	91.6%	91.3%	86.5%	78.7%	83.0%	99.2%	102.7%	99.6%
Three years later	93.7%	89.1%	85.2%	81.7%	76.8%	81.0%	97.8%	101.0%
Four years later	93.7%	85.6%	82.4%	80.5%	75.5%	79.7%	96.5%
Five years later	91.9%	84.0%	81.7%	79.6%	74.7%	79.1%
Six years later	91.2%	83.8%	81.5%	79.3%	74.1%
Seven years later	91.2%	83.7%	81.4%	79.0%
Eight years later	91.1%	83.7%	81.2%
Nine years later	91.3%	83.7%
Ten years later	91.2%
Cumulative deficiency (redundancy)	(8.8)%	(16.4)%	(18.8)%	(21.0)%	(25.9)%	(20.9)%	(3.5)%	1.0%	(0.5)%	(2.8)%	N/A
Cumulative deficiency (redundancy) excluding ECO losses	(17.0)%	(23.0)%	(24.7)%	(24.8)%	(26.2)%	(22.0)%	(4.7)%	(0.4)%	(1.4)%	(3.4)%	N/A
Cumulative paid as of:
One year later	52.6%	50.3%	48.4%	54.6%	46.8%	48.2%	62.5%	64.5%	62.7%	59.7%
Two years later	72.6%	66.5%	69.1%	67.4%	61.0%	65.9%	81.1%	84.2%	82.4%
Three years later	80.1%	77.4%	74.8%	72.9%	67.9%	72.7%	88.8%	92.3%
Four years later	87.3%	79.9%	77.4%	75.8%	70.9%	75.5%	92.0%
Five years later	88.5%	81.1%	78.8%	77.1%	72.3%	76.9%
Six years later	89.3%	81.7%	79.5%	77.8%	72.6%
Seven years later	89.7%	82.3%	80.1%	77.9%
Eight years later	90.1%	82.7%	80.1%
Nine years later	90.4%	82.6%
Ten years later	88.2%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of our net liability to the gross liability for unpaid losses and LAE ($ in millions):

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
As originally estimated
Net liability shown above	$669	$610	$568	$590	$524	$491	$461	$481	$559	$632	$654
Add reinsurance recoverables	27	15	28	28	21	18	17	15	14	14	14
Gross liability	$696	$625	$595	$618	$545	$509	$478	$495	$573	$647	$668
As re-estimated at
December 31, 2014
Net liability shown above	$610	$510	$461	$466	$388	$389	$445	$486	$557	$615	N/A
Add reinsurance recoverables	48	38	32	30	25	22	17	15	14	15	N/A
Gross liability	$658	$548	$493	$497	$414	$411	$462	$501	$570	$630	N/A
Gross cumulative deficiency (redundancy)	(5.5)%	(12.4)%	(17.2)%	(19.7)%	(24.1)%	(19.3)%	(3.3)%	1.0%	(0.4)%	(2.6)%	N/A
Gross cumulative deficiency (redundancy) excluding ECO losses	(15.7)%	(19.9)%	(23.5)%	(23.8)%	(24.4)%	(20.4)%	(4.4)%	(0.3)%	(1.4)%	(3.2)%	N/A

We find it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Accident Year
2005	70.5%	69.6%	67.8%	66.2%	65.2%	64.8%	64.6%	64.6%	64.5%	64.5%
2006		70.3%	71.0%	68.9%	67.4%	66.8%	66.5%	66.4%	66.3%	66.3%
2007			71.9%	72.5%	71.0%	69.8%	69.5%	69.1%	69.0%	68.9%
2008				73.5%	71.9%	69.9%	69.6%	69.4%	69.2%	69.0%
2009					74.2%	71.0%	71.0%	70.7%	70.4%	70.4%
2010						75.1%	76.7%	76.8%	76.9%	76.5%
2011							74.9%	77.3%	77.6%	77.4%
2012								78.2%	78.7%	79.0%
2013									77.9%	77.0%
2014										76.9%

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

	Calendar Year Impact of Reserve Development by Accident Year (Favorable) Unfavorable Reserve Development
($ in millions)	2006	2007	2008	2009	2010	2011	2012	2013	2014
Accident year
Prior	$(23)	$(3)	$(0)	$(12)	$(5)	$0	$(1)	$1	$(1)
2005	(9)	(17)	(15)	(10)	(4)	(2)	(0)	(1)	0
2006		7	(21)	(14)	(6)	(3)	(1)	(1)	(1)
2007			6	(16)	(12)	(3)	(4)	(1)	(1)
2008				(15)	(19)	(3)	(2)	(2)	(2)
2009					(28)	0	(3)	(3)	1
2010						14	1	0	(3)
2011							25	3	(2)
2012								6	2
2013									(12)
Total	$(31)	$(13)	$(29)	$(65)	$(74)	$5	$16	$3	$(17)

Decreases in severity in property damage coverage in California and in both severity and frequency in Florida bodily injury coverage, related to accident year 2013, were the primary sources of the $17.4 million favorable reserve development during the twelve months ended December 31, 2014.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We regularly evaluate our investment portfolio for potential impairment by evaluating each security position that has either of the following: a fair value of less than 95% of our book value or an unrealized loss that equals or exceeds $100,000. Since accurately predicting if or when a specific security will become other-than-temporarily impaired is not possible, total impairment charges could be material to the results of operations in a future period.
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
We performed this test as of October 1, 2014, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.
The October 1, 2014, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Ratios
The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2014, the capital ratios of all our insurance subsidiaries exceeded the RBC requirements.
Sources of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company come primarily from dividends from the insurance subsidiaries as well as cash and investments held by the holding company. The ordinary dividend capacity and payment activity of our insurance companies for the two most recent years as well as the dividend capacity for the upcoming year are shown in the following table ($ in thousands):

	2015	2014	2013
Maximum ordinary dividends available to Infinity	$68,143	$66,770	$60,770
Dividends paid from subsidiaries to parent	N/A	60,100	125
As of December 31, 2014, the holding company had $136.6 million of cash and investments. In 2015, our insurance subsidiaries may pay us up to $68.1 million in ordinary dividends without prior regulatory approval.  Rating agency capital requirements, among other factors, will be considered when determining the actual amount of dividends paid in 2015.

Our insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premium in advance of paying claims. Our insurance subsidiaries had positive cash flow from operations of approximately $117.9 million in 2014, $145.6 million in 2013 and $175.3 million in 2012. In addition, to satisfy their obligations, our insurance subsidiaries generate cash from maturing securities from their combined $1.4 billion portfolio.

In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0%
Senior Notes accrue interest at 5.0%, payable semiannually each March and September. The majority of the proceeds from this issuance were used to redeem the 5.5% senior notes due 2014 (the "5.5% Senior Notes"). On October 17, 2012, we fully redeemed the $195.0 million outstanding principal of 5.5% Senior Notes at a price of 106.729%, or $208.1 million plus accrued interest of $1.8 million. Refer to Note 4 - Long Term Debt of the Notes to Consolidated Financial Statements for more information on our long-term debt.

In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2014, there were no borrowings outstanding under the Credit Agreement.

In June 2013 we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2015 we increased our quarterly dividend to $0.43 per share from $0.36 per share. At this current amount, our 2015 annualized dividend payments will be approximately $19.8 million.

Our Board of Directors previously authorized a share and debt repurchase program. On November 4, 2014, our Board of Directors increased the authority to a total of $75 million and extended the date to execute the program from December 31, 2014 to December 31, 2016. During 2014 we repurchased 85,600 shares at an average cost, excluding commissions, of $69.07 per share. As of December 31, 2014, we had $74.1 million of authority remaining under this program.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Contractual Obligations

Our contractual obligations and those of our insurance subsidiaries as of December 31, 2014, were ($ in thousands):

Due in:	Long-Term Debt & Interest	Operating Leases	Capital Leases	Loss and LAE Reserves (a)	Post-retirement Benefit Payments (b)	Total
2015	$13,750	$9,200	$481	$410,536	$259	$434,226
2016-2017	27,500	8,282	743	193,539	599	230,663
2018-2019	27,500	4,080	458	39,732	651	72,421
2020 and after	316,250	375	0	24,370	1,840	342,835
Total	$385,000	$21,937	$1,682	$668,177	$3,348	$1,080,144
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
Our consolidated investment portfolio at December 31, 2014, contained $1.4 billion in fixed maturity securities, $94.4 million in equity securities and $0.8 million of short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders' equity on an after-tax basis. At December 31, 2014, we had pre-tax net unrealized gains of $19.4 million on fixed maturities and pre-tax net unrealized gains of $16.5 million on equity securities. Combined, the pre-tax net unrealized gain increased by $10.3 million for the twelve months ended December 31, 2014, as a result of decreases in market interest rates during 2014.
Approximately 91.3% of our fixed maturity portfolio at December 31, 2014, was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2014. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
Because we carry all of these securities at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of our fixed maturity portfolio was 3.1 years at December 31, 2014.
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
Our Level 1 securities are U.S. Treasury securities, an exchange-traded fund and equity securities held in a rabbi trust. Our Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Our Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments, (ii) securities whose fair value is determined based on unobservable inputs and (iii) securities that nationally recognized statistical rating organizations do not rate.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at December 31, 2014 follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government	$66,625	$66,933	4.4%
State and municipal	493,350	503,650	33.0%
Mortgage- and asset-backed:
Residential mortgage-backed securities	349,371	354,528	23.2%
Commercial mortgage-backed securities	50,914	50,838	3.3%
Asset-backed securities ("ABS"):
Auto loans	46,550	46,566	3.0%
Equipment leases	6,716	6,732	0.4%
Home equity	505	526	0.0%
Credit card receivables	4,515	4,516	0.3%
Tax liens	150	150	0.0%
Student loans	110	117	0.0%
Total ABS	58,546	58,607	3.8%
Total mortgage- and asset-backed	458,831	463,973	30.4%
Corporates
Investment grade	268,315	272,242	17.8%
Non-investment grade	125,296	125,045	8.2%
Total corporates	393,611	397,286	26.0%
Total fixed maturities	1,412,417	1,431,843	93.8%
Equity securities	77,862	94,408	6.2%
Short-term investments	803	803	0.1%
Total investment portfolio	$1,491,082	$1,527,054	100.0%

The following table presents the returns, gross of investment expenses, of our investment portfolios based on quarterly investment balances as reflected in the financial statements, excluding equities invested in a rabbi trust.

	Twelve months ended December 31,
	2014	2013	2012
Return on fixed income securities:
Excluding realized gains and losses	2.5%	2.7%	3.2%
Including realized gains and losses	2.8%	3.1%	4.0%
Return on equity securities:
Excluding realized gains and losses	3.0%	2.5%	4.0%
Including realized gains and losses	4.7%	3.5%	44.4%
Return on all investments:
Excluding realized gains and losses	2.4%	2.5%	3.1%
Including realized gains and losses	2.7%	2.9%	4.9%

Receivable for Securities Sold

The $4.5 million and $2.8 million balances in receivable for securities sold at December 31, 2014, and December 31, 2013, respectively, represent fixed income securities sold in the normal course of business that had not settled prior to the end of their respective years.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Payable for Securities Purchased

The $17.2 million and $39.9 million balances in payable for securities purchased at December 31, 2014, and December 31, 2013, respectively, represent fixed income securities and treasury stock purchased in the normal course of business that had not settled prior to the end of their respective years.
Exposure to Market Risk
Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate principally to our investment portfolio, which is exposed primarily to interest rate risk and credit risk and, to a lesser extent, equity price risk.
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

($ in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	—	50	100	200
Fair value of fixed maturity portfolio	$1,509,076	$1,475,333	$1,454,149	$1,431,843	$1,409,365	$1,386,874	$1,341,856
Fair value of long-term debt	331,336	310,420	300,547	291,044	281,894	273,083	256,427

The following table provides information about our fixed maturity investments at December 31, 2014, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in thousands)	Expected Principal Cash Flows
	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the twelve months ending December 31,
2015	$72,387	$132,879	$205,267	2.4
2016	79,929	152,842	232,771	2.3
2017	71,268	201,648	272,916	2.2
2018	42,295	103,511	145,806	2.6
2019	29,729	111,355	141,085	2.6
Thereafter	145,486	195,787	341,273	3.1
Total	$441,095	$898,023	$1,339,118	2.6
The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented above.
Credit Risk

We manage credit risk by diversifying our portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed income security, excluding U.S. government securities, is $9.1 million or 0.6% of the fixed income investment portfolio. The top five investments in fixed income securities, excluding those issued by the U.S. government, make up 2.4% of the fixed income portfolio. The fair value of non-performing fixed maturities, securities that have not produced their stated rate of investment income during the previous twelve months, was $0.1 million, less than 0.1% of the $1.4 billion fixed portfolio as of December 31, 2014.

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
The following table presents the credit rating and fair value ($ in thousands) of our fixed maturity portfolio by major security type:

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$66,933	$0	$0	$0	$0	$66,933	4.7%
State and municipal	110,333	290,145	103,172	0	0	503,650	35.2%
Mortgage- and asset-backed	424,676	35,042	4,255	0	0	463,973	32.4%
Corporates	0	17,717	124,140	130,384	125,045	397,286	27.7%
Total fair value	$601,942	$342,904	$231,568	$130,384	$125,045	$1,431,843	100.0%
% of total fair value	42.0%	23.9%	16.2%	9.1%	8.7%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our residential mortgage-backed securities at December 31, 2014, by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2002	$98	$0	$0	$0	$0	$98	0.0%
2003	3,079	0	0	0	0	3,079	0.9%
2004	2,906	0	0	0	0	2,906	0.8%
2005	9,072	0	0	0	0	9,072	2.6%
2006	2,907	0	0	0	0	2,907	0.8%
2007	5,919	0	0	0	0	5,919	1.7%
2008	7,888	0	0	0	0	7,888	2.2%
2009	28,335	0	0	0	0	28,335	8.0%
2010	42,442	0	0	0	0	42,442	12.0%
2011	39,977	0	0	0	0	39,977	11.3%
2012	76,743	0	0	0	0	76,743	21.6%
2013	79,017	0	0	0	0	79,017	22.3%
2014	56,145	0	0	0	0	56,145	15.8%
Total fair value	$354,528	$0	$0	$0	$0	$354,528	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
All of the $354.5 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”) or by Government National Mortgage Association ("GNMA").

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at December 31, 2014, by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2005	3,301	0	0	0	0	3,301	6.5%
2006	14,087	0	0	0	0	14,087	27.7%
2007	10,683	8,200	0	0	0	18,883	37.1%
2008	0	665	0	0	0	665	1.3%
2010	3,667	0	0	0	0	3,667	7.2%
2011	1,223	0	0	0	0	1,223	2.4%
2012	4,060	0	0	0	0	4,060	8.0%
2013	1,433	0	0	0	0	1,433	2.8%
2014	3,518	0	0	0	0	3,518	6.9%
Total fair value	$41,972	$8,866	$0	$0	$0	$50,838	100.0%
% of total fair value	82.6%	17.4%	0.0%	0.0%	0.0%	100.0%

None of the $50.8 million of commercial mortgage-backed securities were issued by GSEs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our ABS portfolio at December 31, 2014 by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
2001	$83	$0	$0	$0	$0	$83	0.1%
2003	443	0	0	0	0	443	0.8%
2011	204	136	0	0	0	340	0.6%
2012	8,150	5,873	241	0	0	14,264	24.3%
2013	14,664	11,826	2,043	0	0	28,534	48.7%
2014	4,631	8,341	1,971	0	0	14,943	25.5%
Total fair value	$28,176	$26,176	$4,255	$0	$0	$58,607	100.0%
% of total fair value	48.1%	44.7%	7.3%	0.0%	0.0%	100.0%

The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at
December 31, 2014 ($ in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$3,835	$49,299	$16,842	$0	$0	$69,976	13.9%
CA	4,323	27,730	5,839	0	0	37,893	7.5%
TX	15,118	13,021	5,611	0	0	33,750	6.7%
GA	12,971	1,106	11,913	0	0	25,990	5.2%
MD	16,871	7,156	0	0	0	24,027	4.8%
WA	737	21,582	1,671	0	0	23,990	4.8%
PA	0	12,998	8,098	0	0	21,097	4.2%
NC	8,258	10,151	0	0	0	18,409	3.7%
NJ	1,693	1,096	15,366	0	0	18,155	3.6%
VA	7,694	9,728	0	0	0	17,422	3.5%
All other states	38,833	136,278	37,831	0	0	212,942	42.3%
Total fair value	$110,333	$290,145	$103,172	$0	$0	$503,650	100.0%
% of total fair value	21.9%	57.6%	20.5%	0.0%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at December 31, 2014 ($ in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Certificate Participation	Other	Total Fair Value	% of Total Exposure
NY	$7,559	$8,342	$54,075	$0	$0	$69,976	13.9%
CA	7,818	14,278	15,796	0	0	37,893	7.5%
TX	1,416	14,961	17,373	0	0	33,750	6.7%
GA	12,971	1,106	11,913	0	0	25,990	5.2%
MD	5,219	15,895	2,913	0	0	24,027	4.8%
WA	5,620	2,976	15,394	0	0	23,990	4.8%
PA	7,861	779	12,457	0	0	21,097	4.2%
NC	1,020	3,191	14,199	0	0	18,409	3.7%
NJ	3,583	0	14,573	0	0	18,155	3.6%
VA	1,016	6,578	9,829	0	0	17,422	3.5%
All other states	50,918	25,311	130,289	4,504	1,920	212,942	42.3%
Total fair value	$105,000	$93,416	$298,810	$4,504	$1,920	$503,650	100.0%
% of total fair value	20.8%	18.5%	59.3%	0.9%	0.4%	100.0%

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at December 31, 2014 ($ in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$27,011	$0	$5,975	$21,089	$54,075	18.1%
TX	3,540	2,892	4,021	6,920	17,373	5.8%
CA	8,064	5,600	0	2,131	15,796	5.3%
WA	0	11,951	0	3,443	15,394	5.2%
NJ	1,982	0	4,527	8,064	14,573	4.9%
CO	0	0	9,134	5,209	14,343	4.8%
NC	0	4,048	0	10,151	14,199	4.8%
PA	8,098	0	2,756	1,603	12,457	4.2%
GA	6,492	4,321	0	1,100	11,913	4.0%
MN	0	2,072	0	9,746	11,817	4.0%
All other states	19,153	12,298	19,181	66,239	116,871	39.1%
Total fair value	$74,340	$43,181	$45,593	$135,696	$298,810	100.0%
% of total fair value	24.9%	14.5%	15.3%	45.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of our corporate bond portfolio, by industry sector and rating of bond, at
December 31, 2014 ($ in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$14,003	$81,947	$42,513	$9,308	$147,771	37.2%
Consumer, Non-cyclical	0	2,049	20,243	19,467	26,552	68,311	17.2%
Communications	0	0	2,725	22,287	21,864	46,875	11.8%
Consumer, Cyclical	0	0	6,635	9,622	20,992	37,249	9.4%
Energy	0	1,665	5,877	10,820	17,163	35,524	8.9%
Industrial	0	0	0	7,929	11,785	19,713	5.0%
Utilities	0	0	2,756	9,249	4,243	16,248	4.1%
Technology	0	0	1,719	3,261	9,005	13,985	3.5%
Basic Materials	0	0	578	5,237	4,133	9,949	2.5%
Diversified	0	0	1,661	0	0	1,661	0.4%
Total fair value	$0	$17,717	$124,140	$130,384	$125,045	$397,286	100.0%
% of total fair value	0.0%	4.5%	31.3%	32.8%	31.5%	100.0%

The average credit rating of our non-investment grade bonds is BB- and we have none that are rated below B-.

Included in our investments in corporate fixed income securities at December 31, 2014 are $46.5 million of dollar-denominated investments with issues or guarantors in foreign countries, as follows ($ in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$4,405	$12,602	$0	$0	$17,007	36.6%
Switzerland	0	0	5,739	0	0	5,739	12.3%
Australia	0	1,674	3,931	0	0	5,605	12.1%
Canada	0	3,410	1,718	0	398	5,526	11.9%
France	0	2,049	2,674	0	0	4,723	10.2%
Japan	0	0	2,625	0	0	2,625	5.6%
Cayman Islands	0	0	1,661	0	279	1,940	4.2%
Sweden	0	1,667	0	0	0	1,667	3.6%
Norway	0	1,665	0	0	0	1,665	3.6%
Total fair value	$0	$14,871	$30,950	$0	$677	$46,498	100.0%
% of total fair value	0.0%	32.0%	66.6%	0.0%	1.5%	100.0%

We do not own any investments that are denominated in a currency other than the U.S. dollar.
Equity Price Risk
Equity price risk is the potential economic loss from adverse changes in equity security prices. Our exposure to equity price risk is limited, as our equity investments comprise only 6.2% of our total investment portfolio. At December 31, 2014, the fair value of our equity portfolio was $94.4 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Underwriting
Premium
Our net earned premium was as follows ($ in thousands):

	Twelve months ended December 31,
	2014	2013	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$1,150,825	$1,108,478	$42,348	3.8%
Other States	86,949	132,735	(45,787)	(34.5)%
Total Personal Auto	1,237,774	1,241,213	(3,439)	(0.3)%
Commercial Vehicle	108,640	85,301	23,339	27.4%
Classic Collector	14,456	13,305	1,151	8.6%
Total gross written premium	1,360,870	1,339,819	21,051	1.6%
Ceded reinsurance	(13,266)	(9,927)	(3,339)	33.6%
Net written premium	1,347,604	1,329,892	17,712	1.3%
Change in unearned premium	(21,669)	(27,367)	5,698	(20.8)%
Net earned premium	$1,325,935	$1,302,525	$23,410	1.8%

	Twelve months ended December 31,
	2013	2012	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$1,108,478	$998,234	$110,243	11.0%
Other States	132,735	167,698	(34,963)	(20.8)%
Total Personal Auto	1,241,213	1,165,932	75,280	6.5%
Commercial Vehicle	85,301	76,618	8,682	11.3%
Classic Collector	13,305	12,379	927	7.5%
Other	0	(1)	1	(100.0)%
Total gross written premium	1,339,819	1,254,929	84,890	6.8%
Ceded reinsurance	(9,927)	(7,731)	(2,196)	28.4%
Net written premium	1,329,892	1,247,198	82,694	6.6%
Change in unearned premium	(27,367)	(63,108)	35,741	(56.6)%
Net earned premium	$1,302,525	$1,184,090	$118,435	10.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows our policies in force:

	Twelve months ended December 31,
	2014	2013	Change	% Change
Policies in Force
Personal Auto
Focus States	749,983	768,373	(18,390)	(2.4)%
Other States	51,041	78,674	(27,633)	(35.1)%
Total Personal Auto	801,024	847,047	(46,023)	(5.4)%
Commercial Vehicle	44,772	40,183	4,589	11.4%
Classic Collector	40,825	39,179	1,646	4.2%
Total policies in force	886,621	926,409	(39,788)	(4.3)%

	Twelve months ended December 31,
	2013	2012	Change	% Change
Policies in Force
Personal Auto
Focus States	768,373	770,212	(1,839)	(0.2)%
Other States	78,674	117,403	(38,729)	(33.0)%
Total Personal Auto	847,047	887,615	(40,568)	(4.6)%
Commercial Vehicle	40,183	39,621	562	1.4%
Classic Collector	39,179	38,235	944	2.5%
Total policies in force	926,409	965,471	(39,062)	(4.0)%

2014 compared to 2013

Gross written premium grew 1.6% during 2014. We implemented rate revisions in various states with an overall rate increase of 6.4% during the year. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 5.7%. Policies in force at December 31, 2014, declined 4.3% compared with 2013. Gross written premium grew despite the decline in policies in force due to growth in Florida, which has a higher average premium per policy than our other states.

During 2014 personal auto insurance gross written premium in our Focus States grew 3.8% when compared with 2013. The increase in gross written premium is primarily due to growth in California and Florida, which grew a combined 3.8% during 2014 as a result of higher average premium in both states, renewal business growth in California and new business growth in Florida.

The growth in the Focus States during 2014 was partially offset by declining gross written premium in the Other States as we took actions to improve profitability in those states, which resulted in a decline in written premium. Upon management's strategic review in late 2014, as of January 1, 2015, we no longer write new business in Georgia, Nevada, and Pennsylvania, previously included in "Focus States", and maintain renewal business only in these states.

Our Commercial Vehicle gross written premium grew 27.4% during the twelve months ended December 31, 2014. This growth was primarily due to higher average premium and new business growth.
Gross written premium in our Classic Collector product grew 8.6% during 2014. This growth was primarily due to growth in renewal business. As we narrow our focus in 2015, we will look for strategic alternatives for our Classic Collector book of business.

2013 compared to 2012

Gross written premium grew 6.8% during 2013. We implemented rate revisions in various states with an overall rate increase of 6.9% during the year. Excluding the effect of rate changes in California and Florida, our largest states, the overall rate increase was 10.7%. Policies in force at December 31, 2013, declined 4.0% compared with 2012. Gross written premium grew

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

despite the decline in policies in force due to a shift in overall business mix toward policies offering broader coverage and higher average premium as well as growth in Florida business, which has a higher average premium per policy than our other states.

During 2013 personal auto insurance gross written premium in our Focus States grew 11.0% when compared with 2012. The increase in gross written premium was primarily due to growth in California and Florida, which grew a combined 14.6% during 2013 as a result of higher average premium and renewal business growth in both states. The growth in California and Florida was partially offset by declines in Texas and Arizona. We raised rates and tightened underwriting restrictions in these states in order to improve profitability.

Our Commercial Vehicle gross written premium grew 11.3% during the twelve months ended December 31, 2013. This growth was primarily due to higher average premium and renewal business growth for this product.
Gross written premium in our Classic Collector product grew 7.5% during 2013. This growth was primarily due to growth in renewal business.
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

The following table presents the statutory and GAAP combined ratios:

	Twelve months ended December 31,
	2014			2013			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	77.0%	17.8%	94.8%	78.2%	17.7%	96.0%	(1.2)%	0.1%	(1.2)%
Other States	74.3%	17.3%	91.6%	80.9%	17.1%	98.0%	(6.6)%	0.2%	(6.4)%
Total Personal Auto	76.8%	17.8%	94.5%	78.6%	17.7%	96.2%	(1.8)%	0.1%	(1.7)%
Commercial Vehicle	63.7%	17.4%	81.1%	75.8%	16.7%	92.4%	(12.1)%	0.7%	(11.3)%
Classic Collector	62.7%	32.5%	95.2%	54.7%	36.6%	91.4%	8.0%	(4.1)%	3.8%
Total statutory ratios	75.7%	17.9%	93.6%	78.2%	17.8%	96.0%	(2.5)%	0.1%	(2.4)%
Total statutory ratios excluding development	77.0%	17.9%	94.9%	78.0%	17.8%	95.8%	(1.0)%	0.1%	(0.9)%
GAAP ratios	75.5%	19.6%	95.1%	78.1%	19.9%	98.0%	(2.6)%	(0.3)%	(2.9)%
GAAP ratios excluding development	76.9%	19.6%	96.4%	77.9%	19.9%	97.7%	(1.0)%	(0.3)%	(1.3)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve months ended December 31,
	2013			2012			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	78.2%	17.7%	96.0%	79.1%	18.4%	97.4%	(0.8)%	(0.6)%	(1.4)%
Other States	80.9%	17.1%	98.0%	86.4%	18.2%	104.6%	(5.5)%	(1.1)%	(6.6)%
Total Personal Auto	78.6%	17.7%	96.2%	80.2%	18.3%	98.5%	(1.6)%	(0.7)%	(2.3)%
Commercial Vehicle	75.8%	16.7%	92.4%	70.8%	17.9%	88.7%	5.0%	(1.2)%	3.7%
Classic Collector	54.7%	36.6%	91.4%	78.7%	38.4%	117.0%	(23.9)%	(1.7)%	(25.6)%
Total statutory ratios	78.2%	17.8%	96.0%	79.7%	18.6%	98.3%	(1.5)%	(0.8)%	(2.2)%
Total statutory ratios excluding development	78.0%	17.8%	95.8%	78.3%	18.6%	96.9%	(0.3)%	(0.8)%	(1.1)%
GAAP ratios	78.1%	19.9%	98.0%	79.6%	21.1%	100.7%	(1.5)%	(1.2)%	(2.7)%
GAAP ratios excluding development	77.9%	19.9%	97.7%	78.2%	21.1%	99.3%	(0.3)%	(1.2)%	(1.6)%
In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.
2014 compared to 2013

The statutory combined ratio for the twelve months ended December 31, 2014, decreased by 2.4 points from the same period of 2013. The twelve months ended December 31, 2014, included $17.4 million of favorable development on prior year loss and LAE reserves compared to $2.9 million of unfavorable development on prior year loss and LAE reserves in 2013. Excluding the effect of development from both periods, the statutory combined ratio decreased by 0.9 points for the twelve months ended December 31, 2014, compared to 2013.

The GAAP combined ratio for the twelve months ended December 31, 2014, decreased by 2.9 points compared to 2013. Excluding the effect of development from both periods, the GAAP combined ratio decreased by 1.3 points for the twelve months ended December 31, 2014, compared to 2013.

Losses from catastrophes were $2.5 million for the twelve months ended December 31, 2014, compared to $1.8 million for 2013.

The combined ratio in the Focus States decreased by 1.2 points for the twelve months ended December 31, 2014. The decline was primarily due to improvement in the California calendar year loss ratio as a result of favorable development from prior accident year loss and LAE reserves as well as an increase in average earned premium.

The combined ratio in the Other States decreased by 6.4 points for the twelve months ended December 31, 2014, primarily due to the fact that the business in Georgia, Nevada and Pennsylvania is primarily renewal business, which has a lower combined ratio. Earned premium and losses in these states are expected to continue to decline as we focus on renewal business only.

The combined ratio for the Commercial Vehicle product decreased by 11.3 points during the twelve months ended December 31, 2014, primarily due to favorable development on loss and LAE reserves.

2013 compared to 2012

The statutory combined ratio for the twelve months ended December 31, 2013, decreased by 2.2 points from the same period of 2012. The twelve months ended December 31, 2013, included $2.9 million of unfavorable development on prior year loss and LAE reserves compared to $16.2 million of unfavorable development on prior year loss and LAE reserves in 2012. Excluding the effect of development from both periods, the statutory combined ratio decreased by 1.1 points for the twelve months ended December 31, 2013, compared to 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The GAAP combined ratio for the twelve months ended December 31, 2013, decreased by 2.7 points compared to 2012. Excluding the effect of development from both periods, the GAAP combined ratio decreased by 1.6 points for the twelve months ended December 31, 2013, compared to 2012. The GAAP underwriting ratio declined by 1.2 points for the twelve months ended December 31, 2013, as a result of reduced commission rates on new and renewal business, a lower proportion of new business (on which we pay a higher commission rate than renewal business) and a lower ratio of fixed costs to premium as a result of premium growth in 2013.

Excluding the effect of development, the GAAP combined ratio was 97.7% for the twelve months ended December 31, 2013.

Losses from catastrophes were $1.8 million for the twelve months ended December 31, 2013, compared to $4.0 million for 2012.

The combined ratio in the Focus States decreased by 1.4 points for the twelve months ended December 31, 2013. The decline was primarily due to improvement in the loss and LAE ratio in all states except California coupled with an overall decline in the underwriting ratio in the Focus States. As we experience premium growth in these states, the ratio of fixed underwriting costs to premium has declined. Also, the average commission ratios declined due to a shift in business mix from new to renewal business. We typically pay lower commission rates on renewal business than on new business.

The combined ratio in the Other States decreased by 6.6 points for the twelve months ended December 31, 2013, primarily due to decreases in the loss and LAE ratios in Georgia, Nevada and Pennsylvania. We have raised rates and tightened underwriting restrictions in these states in order to improve their profitability.

The combined ratio for the Commercial Vehicle product increased by 3.7 points during the twelve months ended December 31, 2013, due to an increase in the loss and LAE ratio.
Installment and Other Fee Income
Installment and other fee income of $95.2 million, $98.4 million and $100.0 million for the twelve months ended December 31, 2014, 2013, and 2012, respectively, is primarily made up of installment and other fees charged to policyholders. The 3.2% decline during 2014 was primarily due to a reduction in late fees charged.
Net Investment Income
Investment income primarily includes gross investment revenue net of investment management fees as shown in the following table ($ in thousands):

	Twelve months ended December 31,
	2014	2013	2012
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$35,596	$36,113	$38,234
Dividends on equity securities	2,245	1,711	1,415
Gross investment income	37,841	37,825	39,649
Investment expenses	(2,211)	(2,279)	(2,077)
Net investment income	$35,629	$35,546	$37,571
Average investment balance, at cost	$1,563,028	$1,511,558	$1,294,932
Annualized returns excluding realized gains and losses	2.3%	2.4%	2.9%
Annualized returns including realized gains and losses	2.6%	2.8%	4.8%
Annualized returns declined in 2014 and 2013 due to new money rates that were lower than the book yields of maturing securities. Additionally, new money from operating cash flows was invested at these lower new money rates.
Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Net investment income in 2014 and 2013 declined when compared to the respective prior year primarily due to a decline in book yields because of a general decline in market interest rates for high quality bonds.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in investment income in 2013 was $1.7 million related to a change in estimate for principal prepayments for mortgage-backed securities. In October 2013 we began using a better estimate of expected mortgage principal prepayments. Until then, we had used an estimate that was based on the past three months of actual prepayments. The new estimate takes into consideration current and expected market conditions.
Realized Gains on Investments
We recorded realized gains (losses) on sales and disposals and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Twelve months ended
	December 31, 2014
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$3,137	$(160)	$2,976
Equities	1,303	0	1,303
Short-term investments	5	0	5
Total	$4,444	$(160)	$4,284

	Twelve months ended
	December 31, 2013
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$6,818	$(1,468)	$5,349
Equities	677	0	677
Short-term investments	0	0	0
Total	$7,495	$(1,468)	$6,026

	Twelve months ended
	December 31, 2012
	Net Realized Gains (Losses) on Sales	Impairments Recognized in Earnings	Total Realized Gains (Losses)
Fixed maturities	$11,594	$(1,393)	$10,202
Equities	13,853	0	13,853
Short-term investments	0	0	0
Total	$25,447	$(1,393)	$24,055
2013 compared to 2012
The decline in the total realized gain in 2013 was primarily due to a large capital gain from the sale of our investment in the Vanguard U.S. broad based exchange-traded fund in 2012.
Gain on Sale of Subsidiaries
On September 30, 2012, we completed the sale of an inactive, shell subsidiary company to an unaffiliated third party. The total gain recorded on a GAAP basis was $2.9 million.
Other Income
Other income of $0.6 million, $0.7 million and $1.0 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively, is primarily made up of items of a non-recurring nature.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

($ in thousands)	Twelve months ended December 31,
	2014	2013	2012
5.5% Senior Notes	$0	$0	$8,605
5.0% Senior Notes	13,750	13,826	3,934
Total	$13,750	$13,826	$12,539
At December 31, 2014, we had $275.0 million of senior notes outstanding. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. On October 17, 2012, we fully redeemed the $195.0 million outstanding principal of senior notes (the "5.5% Senior Notes") due 2014 at a price of 106.729%, or $208.1 million plus accrued interest of $1.8 million. (See Note 4 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the Senior Notes).
Corporate General and Administrative Expenses

($ in thousands)	Twelve months ended December 31,
	2014	2013	2012
Corporate general and administrative expenses	$7,702	$7,870	$7,408
Corporate general and administrative expenses are comprised of expenses of the holding company, including board of directors' fees, directors and officers insurance and a portion of the salaries and benefits of senior executives.
Loss on Redemption of Long-Term Debt

On October 17, 2012, we fully redeemed the $195.0 million principal outstanding of the 5.5% Senior Notes at a price of
106.729%, or $208.1 million, plus accrued interest of $1.8 million. As a result, we recognized a pre-tax loss on redemption as follows ($ in thousands):

Redemption price	$208,122
Amortized cost at redemption	(194,878)
Unamortized issuance costs	352
Loss on redemption of debt, pre-tax	$13,595
Other Expenses

($ in thousands)	Twelve months ended December 31,
	2014	2013	2012
Corporate litigation expense	$238	$1,169	$910
Loss on subleases	99	56	109
Loss on disposal of software and equipment	15	46	59
Other	530	803	448
Total other expenses	$882	$2,073	$1,526
2014 compared to 2013
Other expenses for the twelve months ended December 31, 2014, decreased $1.2 million, primarily due to a $0.9 million decrease in corporate litigation expense.
2013 compared to 2012
Other expenses for the twelve months ended December 31, 2013, increased $0.5 million, primarily due to a $0.3 million increase in corporate litigation expense made up of items of a non-recurring nature.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes
The following table reconciles our U.S. statutory rate and effective tax rate for the periods ended December 31, 2014, 2013 and 2012:

	Twelve months ended December 31,
	2014	2013	2012
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends received deduction	(0.6)%	(0.8)%	(1.3)%
Tax exempt interest	(3.3)%	(6.1)%	(14.9)%
Adjustment to valuation allowance	0.0%	(0.1)%	(29.0)%
Other	0.1%	(0.4)%	0.1%
Effective tax rate	31.2%	27.6%	(10.1)%

In 2014 our underwriting profits increased as a result of a decrease in our combined ratio. This increase in income resulted in a smaller benefit from both tax exempt interest and the dividends received deduction, which therefore increased the effective tax rate.

In 2008 as a result of the significant fall in the stock market, the fair value of our exchange-traded fund (“ETF”) fell significantly. At that time, we wrote the book value down to market as an other-than-temporary impairment (“OTTI”) and thereby incurred a GAAP pre-tax loss. This loss created a basis difference that generated a significant deferred tax asset. Given the market conditions at the time, and the fact that we were in a capital loss carryforward position, we did not believe that it was more-likely-than-not that this deferred tax asset would be recognized. Therefore, a full valuation allowance was established for this deferred tax asset. This was consistent with the full valuation allowance that had been established for the deferred tax asset relating to the capital loss carryforward.

In the fourth quarter of 2012 the ETF was sold as part of our plan to seek better diversification in our equity portfolio, resulting in a release of the valuation allowance related to the ETF. Due to the market recovery, the tax loss was fully recognized. Based on the remaining OTTI balance as of December 31, 2012, and our carryback potential, it was management's belief that it was more likely than not that we would be able to fully utilize the tax deductions related to OTTI that would be recognized in the future. Therefore, the balance in the valuation allowance was released in the fourth quarter of 2012.

ITEM 7A
Quantitative and Qualitative Disclosures about Market Risk
The information required by Item 7A is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Exposure to Market Risk.
ITEM 8
Financial Statements and Supplementary Data

ITEM 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in the 2013 edition of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included herein.
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
Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 26, 2015

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
The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 19, 2015.
ITEM 11
Executive Compensation
Incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 19, 2015.
ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 19, 2015.
ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 19, 2015.
ITEM 14
Principal Accountant Fees and Services
Incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 19, 2015.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Infinity Property and Casualty Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 26, 2015

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Twelve months ended December 31,
	2014	2013	% Change	2012	% Change
Revenues:
Earned premium	$1,325,935	$1,302,525	1.8%	$1,184,090	10.0%
Installment and other fee income	95,242	98,428	(3.2)%	99,952	(1.5)%
Net investment income	35,629	35,546	0.2%	37,571	(5.4)%
Net realized gains on investments(1)	4,284	6,026	(28.9)%	24,055	(74.9)%
Gain on sale of subsidiaries	0	0	0.0%	2,922	(100.0)%
Other income	619	707	(12.5)%	996	(29.0)%
Total revenues	1,461,709	1,443,233	1.3%	1,349,585	6.9%
Costs and Expenses:
Losses and loss adjustment expenses	1,001,628	1,017,247	(1.5)%	942,253	8.0%
Commissions and other underwriting expenses	354,559	357,052	(0.7)%	349,808	2.1%
Interest expense	13,801	13,912	(0.8)%	12,908	7.8%
Corporate general and administrative expenses	7,702	7,870	(2.1)%	7,408	6.2%
Loss on redemption of long-term debt	0	0	0.0%	13,595	(100.0)%
Other expenses	882	2,073	(57.5)%	1,526	35.9%
Total costs and expenses	1,378,572	1,398,155	(1.4)%	1,327,498	5.3%
Earnings before income taxes	83,138	45,078	84.4%	22,088	104.1%
Provision for income taxes	25,936	12,445	108.4%	(2,231)	NM
Net Earnings	$57,201	$32,633	75.3%	$24,319	34.2%
Net Earnings per Common Share:
Basic	$5.00	$2.85	75.4%	$2.09	36.4%
Diluted	4.95	2.80	76.8%	2.04	37.3%
Average Number of Common Shares:
Basic	11,440	11,451	(0.1)%	11,660	(1.8)%
Diluted	11,562	11,657	(0.8)%	11,941	(2.4)%
Cash Dividends per Common Share	$1.44	$1.20	20.0%	$0.90	33.3%
(1) Net realized gains before impairment losses	$4,444	$7,495	(40.7)%	$25,447	(70.5)%
Total other-than-temporary impairment (OTTI) losses	(1,023)	(3,772)	(72.9)%	(1,404)	168.7%
Non-credit portion in other comprehensive income	888	2,338	(62.0)%	44	NM
OTTI losses reclassified from other comprehensive income	(25)	(33)	(26.1)%	(32)	3.3%
Net impairment losses recognized in earnings	$(160)	$(1,468)	(89.1)%	$(1,393)	5.4%
Total net realized gains on investments	$4,284	$6,026	(28.9)%	$24,055	(74.9)%
NM = Not meaningful
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Twelve months ended December 31,
	2014	2013	2012
Net earnings	$57,201	$32,633	$24,319
Other comprehensive (loss) income before tax:
Net change in postretirement benefit liability	235	906	(1,487)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	14,618	(15,227)	17,129
Less: Reclassification adjustments for gains included in net earnings	(4,284)	(6,026)	(24,055)
Unrealized gains (losses) on investments, net	10,334	(21,254)	(6,926)
Other comprehensive income (loss), before tax	10,569	(20,348)	(8,412)
Income tax benefit (expense) related to components of other comprehensive income	(3,699)	7,122	2,944
Other comprehensive income (loss), net of tax	6,870	(13,226)	(5,468)
Comprehensive income	$64,071	$19,406	$18,851
See Notes to Consolidated Financial Statements.
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	December 31,
	2014	2013
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,412,417 and $1,345,077)	$1,431,843	$1,354,305
Equity securities – at fair value (cost $77,862 and $74,718)	94,408	91,127
Short-term investments - at fair value (amortized cost $803 and $2,595)	803	2,596
Total investments	$1,527,054	$1,448,027
Cash and cash equivalents	84,541	134,211
Accrued investment income	12,976	12,772
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,510 and $15,884	483,638	451,339
Property and equipment, net of accumulated depreciation of $63,929 and $53,368	55,880	48,061
Prepaid reinsurance premium	4,809	3,133
Recoverables from reinsurers (includes $161 and $77 on paid losses and LAE)	14,530	14,508
Deferred policy acquisition costs	90,428	88,258
Current and deferred income taxes	20,022	28,648
Receivable for securities sold	4,549	2,791
Other assets	11,108	10,242
Goodwill	75,275	75,275
Total assets	$2,384,812	$2,317,265
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$668,177	$646,577
Unearned premium	589,260	566,004
Long-term debt (fair value $291,044 and $272,632)	275,000	275,000
Commissions payable	18,673	19,100
Payable for securities purchased	17,173	39,887
Other liabilities	118,870	113,938
Total liabilities	$1,687,153	$1,660,507
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,728,032 and 21,599,047 shares issued)	$21,745	$21,684
Additional paid-in capital	372,368	368,902
Retained earnings	725,651	685,011
Accumulated other comprehensive income, net of tax	23,494	16,624
Treasury stock, at cost (10,244,672 and 10,095,416 shares)	(445,599)	(435,463)
Total shareholders’ equity	$697,659	$656,758
Total liabilities and shareholders’ equity	$2,384,812	$2,317,265
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at January 1, 2012	$21,358	$355,911	$652,423	$35,319	$(403,221)	$661,789
Net earnings	—	—	24,319	—	—	24,319
Net change in postretirement benefit liability	—	—	—	(966)	—	(966)
Change in unrealized gain on investments	—	—	—	(5,866)	—	(5,866)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	1,365	—	1,365
Comprehensive income						18,851
Dividends paid to common shareholders	—	—	(10,544)	—	—	(10,544)
Shares issued and share-based compensation expense, including tax benefit	172	5,934	—	—	—	6,106
Acquisition of treasury stock	—	—	—	—	(19,960)	(19,960)
Balance at December 31, 2012	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	—	—	32,633	—	—	32,633
Net change in postretirement benefit liability	—	—	—	589	—	589
Change in unrealized gain on investments	—	—	—	(12,724)	—	(12,724)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(1,091)	—	(1,091)
Comprehensive income						19,406
Dividends paid to common shareholders	—	—	(13,821)	—	—	(13,821)
Shares issued and share-based compensation expense, including tax benefit	155	7,057	—	—	—	7,212
Acquisition of treasury stock	—	—	—	—	(12,282)	(12,282)
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	57,201	—	—	57,201
Net change in postretirement benefit liability	—	—	—	153	—	153
Change in unrealized gain on investments	—	—	—	6,810	—	6,810
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(93)	—	(93)
Comprehensive income						64,071
Dividends paid to common shareholders	—	—	(16,562)	—	—	(16,562)
Shares issued and share-based compensation expense, including tax benefit	61	3,466	—	—	—	3,527
Acquisition of treasury stock	—	—	—	—	(10,136)	(10,136)
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
See Notes to Consolidated Financial Statements.
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve months ended December 31,
	2014	2013	2012
Operating Activities:
Net earnings	$57,201	$32,633	$24,319
Adjustments:
Depreciation	10,803	9,030	8,565
Amortization	21,952	18,936	9,122
Net realized gains on investments	(4,284)	(6,026)	(24,055)
(Gain) loss on disposal of property and equipment	(16)	(120)	52
Gain on sale of subsidiaries	0	0	(2,922)
Loss on redemption of long-term debt	0	0	13,595
Share-based compensation expense	2,634	4,009	3,194
Excess tax benefits from share-based payment arrangements	(108)	(573)	(896)
Activity related to rabbi trust	48	126	65
Change in accrued investment income	(205)	(845)	(1,165)
Change in agents’ balances and premium receivable	(32,299)	(24,183)	(44,535)
Change in reinsurance receivables	(1,699)	(575)	(216)
Change in deferred policy acquisition costs	(2,170)	(7)	(8,180)
Change in other assets	4,251	4,583	(15,911)
Change in unpaid losses and loss adjustment expenses	21,600	73,683	77,491
Change in unearned premium	23,256	27,862	63,614
Change in other liabilities	5,056	4,725	36,234
Net cash provided by operating activities	106,020	143,258	138,371
Investing Activities:
Purchases of fixed maturities	(516,522)	(774,640)	(699,797)
Purchases of equity securities	(6,600)	(11,100)	(69,002)
Purchases of short-term investments	(7,920)	(5,798)	0
Purchases of property and equipment	(18,641)	(17,840)	(9,235)
Maturities and redemptions of fixed maturities	167,011	193,421	182,292
Maturities and redemptions of short-term investments	2,800	0	0
Proceeds from sale of subsidiary companies	0	0	9,107
Proceeds from sale of fixed maturities	238,893	454,647	452,127
Proceeds from sale of equity securities	4,999	7,244	39,502
Proceeds from sale of short-term investments	6,864	3,204	0
Proceeds from sale of property and equipment	34	171	11
Net cash used in investing activities	(129,082)	(150,691)	(94,995)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	784	3,203	2,911
Excess tax benefits from share-based payment arrangements	108	573	896
Proceeds from issuance of long-term debt	0	0	273,213
Redemption of long-term debt	0	0	(208,122)
Principal payments under capital lease obligations	(840)	(882)	(673)
Acquisition of treasury stock	(10,100)	(12,612)	(19,643)
Dividends paid to shareholders	(16,562)	(13,821)	(10,544)
Net cash (used in) provided by financing activities	(26,609)	(23,538)	38,039
Net (decrease) increase in cash and cash equivalents	(49,670)	(30,971)	81,415
Cash and cash equivalents at beginning of period	134,211	165,182	83,767
Cash and cash equivalents at end of period	$84,541	$134,211	$165,182
See Notes to Consolidated Financial Statements.
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
INDEX TO NOTES

1	Significant Reporting and Accounting Policies	10	Insurance Reserves
2	Fair Value	11	Reinsurance
3	Investments	12	Statutory Information
4	Long-Term Debt	13	Legal and Regulatory Proceedings
5	Income Taxes	14	Commitments and Contingencies
6	Computation of Net Earnings per Share	15	Additional Information
7	Share-Based Compensation	16	Accumulated Other Comprehensive Income
8	Benefit Plans	17	Subsequent Events
9	Quarterly Operating Results (Unaudited)
Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We currently write personal automobile insurance with a concentration on nonstandard automobile insurance, mono-line commercial vehicle insurance and classic collector automobile insurance. Personal auto insurance accounts for 91% of our total gross written premium and we primarily write it in four states. We wrote approximately 50% of our personal auto gross written premium in the state of California during 2014.
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

We revised the presentation of our Consolidated Statements of Earnings for the years ending 2013 and 2012 to correctly classify $98.4 million and $100.0 million, respectively, of installment and other fee income as a component of total revenues and to conform to our current-year presentation. Previously, installment and other fee income was presented net within our commissions and other underwriting expenses, which was not in compliance with GAAP, thereby understating both total revenues and total expenses by an equivalent amount. This revision is not considered to be material to previously issued financial statements since it has no effect on the results of operations, financial condition or cash flows in any period presented or in any previously issued financial statements.
We have evaluated events that occurred after December 31, 2014, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Investments
We consider all fixed maturity securities “available for sale” and report them at fair value with unrealized gains or losses reported after-tax in accumulated other comprehensive income within shareholders' equity.  We base the fair values of investments on prices quoted in the most active market for each security. If quoted prices are not available, we estimate fair value based on the fair value of comparable securities, discounted cash flow models or similar methods. We treat premium and discounts on mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) as a yield adjustment over the estimated life of the securities, adjusted for anticipated prepayments, using the interest method. We base prepayment assumptions on data from widely accepted third party data sources or internal estimates. We review the amortized cost and effective yield of the security periodically and adjust it to reflect actual prepayments and changes in expectations. For high credit quality MBS and ABS (those rated AA or above at the time of purchase), the adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For MBS and ABS rated below AA, we adjust the yield prospectively for any changes in estimated cash flows.

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
Securities having a fair value of approximately $21.2 million at December 31, 2014, were on deposit as required by regulatory authorities.

Cash and Cash Equivalents
We consider liquid investments having original maturities of three months or less when purchased to be cash equivalents for purposes of the financial statements.
Reinsurance
Our insurance subsidiaries cede insurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, our insurance subsidiaries would remain liable. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policies. Our insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force.
Deferred Policy Acquisition Costs (“DPAC”)
We defer and charge against income ratably over the terms of the related policies policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the successful production of premium writings.  The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, we evaluate the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2014, 2013 and 2012 was $204.7 million, $206.7 million and $194.9 million, respectively.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification (“FASC”), we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2014, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.
The October 1, 2014, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2014.

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
Property and Equipment
We report property and equipment balances at cost less accumulated depreciation. Property and equipment, which consists of land, buildings, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, consisted of the following balances as of December 31, 2014 ($ in millions):

	Gross Asset	Accumulated Depreciation	Net Asset
Real Estate Related	$41.4	$(6.5)	$34.9
Computer Equipment & Software	66.1	(48.4)	17.8
Furniture & Fixtures	12.2	(9.0)	3.2
	$119.8	$(63.9)	$55.9
We recognized $1.8 million, net of accumulated depreciation of $0.9 million, of equipment held under capital leases in other assets on the Consolidated Balance Sheets with the related lease obligations recorded in other liabilities. We compute depreciation over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and we allocate the related expenses, including amortization of assets recorded under capital leases, to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: losses and LAE, commissions and other underwriting expenses, corporate general and administrative expenses or other expenses.

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
Recently Issued Accounting Standards
In May 2014 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance, which is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.
Note 2 Fair Value
Fair values of instruments are based on (i) quoted prices in active markets for identical assets (Level 1); (ii) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets (Level 2); or (iii) valuations derived from valuation techniques in which one or more significant inputs are unobservable in the marketplace (Level 3).

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,541	$0	$0	$84,541
Fixed maturity securities:
U.S. government	66,847	87	0	66,933
State and municipal	0	503,650	0	503,650
Mortgage-backed securities:
Residential	0	354,528	0	354,528
Commercial	0	50,838	0	50,838
Total mortgage-backed securities	0	405,366	0	405,366
Collateralized mortgage obligations	0	0	0	0
Asset-backed securities	0	58,457	150	58,607
Corporates	0	394,152	3,134	397,286
Total fixed maturities	66,847	1,361,711	3,285	1,431,843
Equity securities	94,408	0	0	94,408
Short-term investments	0	803	0	803
Total cash and investments	$245,795	$1,362,514	$3,285	$1,611,594
Percentage of total cash and investments	15.3%	84.5%	0.2%	100.0%

	Fair Value
December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$134,211	$0	$0	$134,211
Fixed maturity securities:
U.S. government	64,496	171	0	64,666
State and municipal	0	487,111	0	487,111
Mortgage-backed securities:
Residential	0	323,346	0	323,346
Commercial	0	35,816	0	35,816
Total mortgage-backed securities	0	359,162	0	359,162
Collateralized mortgage obligations	0	1,291	0	1,291
Asset-backed securities	0	70,573	686	71,259
Corporates	0	365,642	5,175	370,816
Total fixed maturities	64,496	1,283,949	5,860	1,354,305
Equity securities	91,127	0	0	91,127
Short-term investments	1,200	1,396	0	2,596
Total cash and investments	$291,033	$1,285,345	$5,860	$1,582,238
Percentage of total cash and investments	18.4%	81.2%	0.4%	100.0%

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $291.0 million and $272.6 million fair value of our long-term debt at December 31, 2014, and December 31, 2013, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

The following tables present the changes in the Level 3 fair value category ($ in thousands):

	Twelve months ended
	December 31, 2014
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	274	0	274
Included in other comprehensive income	0	(230)	(1)	(231)
Purchases	0	0	0	0
Sales	0	(880)	0	(880)
Settlements	0	(1,204)	(534)	(1,739)
Transfers in	0	0	0	0
Transfers out	0	0	0	0
Balance at end of period	$0	$3,134	$150	$3,285

	Twelve months ended
	December 31, 2013
	U.S. Government	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,712	$9,101	$0	$12,813
Total gains or (losses), unrealized or realized
Included in net earnings	268	583	0	852
Included in other comprehensive income	(418)	(477)	1	(895)
Purchases	0	0	0	0
Sales	(2,968)	(877)	0	(3,845)
Settlements	(594)	(1,824)	(310)	(2,729)
Transfers in	0	0	995	995
Transfers out	0	(1,331)	0	(1,331)
Balance at end of period	$0	$5,175	$686	$5,860

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Of the $3.3 million fair value of securities in Level 3 at December 31, 2014, which consisted of seven securities, we priced five based on non-binding broker quotes, one price was provided by our unaffiliated money manager and one security, which was included in Level 3 because it was not rated by a nationally recognized statistical rating organization, was priced by a nationally recognized pricing service.

We transferred approximately $1.3 million of securities from Level 3 into Level 2 during 2013 because we obtained a price for those securities from a third party nationally recognized pricing service. We transferred approximately $1.0 million of securities from Level 2 into Level 3 during 2013 because we could not obtain a price from a third party nationally recognized pricing service or because a rating by a NRSRO was not available. There were no transfers between Levels 2 and 3 during 2014 and there were no transfers between Levels 1 and 2 during 2014 or 2013.

The gains or losses included in net earnings are included in the line item "Net realized gains on investments" in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item "Unrealized gains (losses) on investments, net" in the Consolidated Statements of Comprehensive Income and the line item "Change in unrealized gain on investments" or "Change in non-credit component of impairment losses on fixed maturities" in the Consolidated Statements of Changes in Shareholders’ Equity.
The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$84,541	$84,541	$134,211	$134,211
Available-for-sale securities
Fixed maturities	1,431,843	1,431,843	1,354,305	1,354,305
Equity securities	94,408	94,408	91,127	91,127
Short-term investments	803	803	2,596	2,596
Total cash and investments	$1,611,594	$1,611,594	$1,582,238	$1,582,238
Liabilities:
Long-term debt	$275,000	$291,044	$275,000	$272,632
See Note 3 to the Consolidated Financial Statements for additional information on investments and Note 4 for additional information on long-term debt.

Note 3 Investments

We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the twelve months ended December 31, 2014, were $250.8 million. These proceeds are net of $4.5 million of receivable for securities sold during 2014 that had not settled at December 31, 2014. The proceeds from sales of securities for the twelve months ended December 31, 2013, were $465.1 million. These proceeds are net of $2.8 million of receivable for securities sold during 2013 that had not settled at December 31, 2013. The proceeds from sales of securities for the twelve months ended December 31, 2012, were $491.6 million. These proceeds are net of $48.5 million of receivable for securities sold during 2012 that had not settled at December 31, 2012.

Gross gains of $5.1 million, $9.5 million and $26.0 million were realized on sales of available for sale securities during the years ending 2014, 2013, and 2012, respectively. Gross losses of $0.7 million, $2.0 million and $0.6 million were realized on sales of available for sale securities during the years ending 2014, 2013, and 2012, respectively. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	December 31, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$66,625	$502	$(193)	$66,933	$0
State and municipal	493,350	10,637	(337)	503,650	(69)
Mortgage-backed securities:
Residential	349,371	6,547	(1,390)	354,528	(2,914)
Commercial	50,914	182	(258)	50,838	0
Total mortgage-backed securities	$400,285	$6,729	$(1,648)	$405,366	$(2,914)
Collateralized mortgage obligations	0	0	0	0	0
Asset-backed securities	58,546	131	(70)	58,607	(8)
Corporates	393,611	5,999	(2,324)	397,286	(441)
Total fixed maturities	$1,412,417	$23,998	$(4,572)	$1,431,843	$(3,433)
Equity securities	77,862	16,546	0	94,408	0
Short-term investments	803	0	(1)	803	0
Total	$1,491,082	$40,544	$(4,573)	$1,527,054	$(3,433)

	December 31, 2013
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,194	$900	$(427)	$64,666	$0
State and municipal	478,092	10,789	(1,771)	487,111	(73)
Mortgage-backed securities:
Residential	330,169	1,985	(8,809)	323,346	(2,435)
Commercial	35,781	339	(304)	35,816	0
Total mortgage-backed securities	$365,950	$2,324	$(9,113)	$359,162	$(2,435)
Collateralized mortgage obligations	1,228	63	0	1,291	(161)
Asset-backed securities	71,183	178	(103)	71,259	(8)
Corporates	364,430	9,086	(2,700)	370,816	(612)
Total fixed maturities	$1,345,077	$23,340	$(14,112)	$1,354,305	$(3,290)
Equity securities	74,718	16,409	0	91,127	0
Short-term investments	2,595	1	0	2,596	0
Total	$1,422,390	$39,750	$(14,112)	$1,448,027	$(3,290)
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
December 31, 2014	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	2	$5,275	$(13)	0.3%	8	$21,051	$(180)	0.8%
State and municipal	45	108,721	(290)	0.3%	2	4,183	(47)	1.1%
Mortgage-backed securities:
Residential	24	12,855	(34)	0.3%	109	100,752	(1,356)	1.3%
Commercial	8	15,638	(122)	0.8%	5	9,519	(136)	1.4%
Total mortgage-backed securities	32	28,493	(156)	0.5%	114	110,271	(1,492)	1.3%
Asset-backed securities	24	23,351	(60)	0.3%	2	1,150	(9)	0.8%
Corporate	103	142,046	(1,820)	1.3%	16	19,865	(503)	2.5%
Total fixed maturities	206	307,886	(2,340)	0.8%	142	156,521	(2,232)	1.4%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	803	(1)	0.1%	0	0	0	0.0%
Total	208	$308,689	$(2,341)	0.8%	142	$156,521	$(2,232)	1.4%

	Less than 12 Months				12 Months or More
December 31, 2013	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	11	$26,396	$(427)	1.6%	0	$0	$0	0.0%
State and municipal	51	121,431	(1,425)	1.2%	4	8,062	(346)	4.1%
Mortgage-backed securities:
Residential	229	207,821	(7,064)	3.3%	34	39,659	(1,744)	4.2%
Commercial	11	22,311	(290)	1.3%	1	756	(14)	1.8%
Total mortgage-backed securities	240	230,133	(7,354)	3.1%	35	40,415	(1,758)	4.2%
Asset-backed securities	18	14,738	(103)	0.7%	0	0	0	0.0%
Corporate	90	115,735	(2,621)	2.2%	1	1,212	(79)	6.1%
Total fixed maturities	410	508,432	(11,929)	2.3%	40	49,688	(2,183)	4.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	410	$508,432	$(11,929)	2.3%	40	$49,688	$(2,183)	4.2%

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2014	December 31, 2013
Number of positions held with unrealized:
Gains	778	590
Losses	350	450
Number of positions held that individually exceed unrealized:
Gains of $500,000	3	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	92%	81%
Losses that were investment grade	84%	93%
Percentage of fair value held with unrealized:
Gains that were investment grade	94%	88%
Losses that were investment grade	86%	95%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at December 31, 2014 ($ in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses:
Three months or less	$245,391	$(1,077)	$(1,004)	$(74)	$0
Four months through six months	49,083	(1,018)	(585)	(334)	(99)
Seven months through nine months	11,639	(171)	(135)	(36)	0
Ten months through twelve months	2,576	(74)	(74)	0	0
Greater than twelve months	156,521	(2,232)	(2,044)	0	(188)
Total	$465,210	$(4,573)	$(3,842)	$(443)	$(288)

*	As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on securities included the following ($ in thousands):

	Pretax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
December 31, 2014
Unrealized holding gains (losses) on securities arising during the period	$13,174	$1,440	$4	$(5,116)	$9,502
Realized (gains) losses included in net earnings	(3,137)	(1,303)	(5)	1,556	(2,889)
Impairment losses recognized in net earnings	160	0	0	(56)	104
Change in unrealized gain (loss) on securities, net	$10,198	$137	$(1)	$(3,617)	$6,717
December 31, 2013
Unrealized holding gains (losses) on securities arising during the period	$(29,199)	$13,971	$1	$5,330	$(9,898)
Realized (gains) losses included in net earnings	(6,818)	(677)	0	2,623	(4,872)
Impairment losses recognized in net earnings	1,468	0	0	(514)	954
Change in unrealized gain (loss) on securities, net	$(34,549)	$13,294	$1	$7,439	$(13,815)
December 31, 2012
Unrealized holding gains (losses) on securities arising during the period	$10,678	$6,451	$0	$(5,995)	$11,134
Realized (gains) losses included in net earnings(1)	(11,594)	(13,853)	0	8,907	(16,541)
Impairment losses recognized in net earnings	1,393	0	0	(487)	905
Change in unrealized gain (loss) on securities, net	$476	$(7,402)	$0	$2,424	$(4,502)
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

For our securities held with unrealized losses, we believe, based on our analysis, that we will recover our cost basis in these securities and we do not intend to sell the securities nor is it more likely than not that there will be a requirement to sell the securities before they recover in value.

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	2014	2013
Balance at beginning of year	$956	$487
Additions for:
Previously impaired securities	19	27
Newly impaired securities	15	659
Previously all credit	0	26
Reductions for:
Securities sold and paydowns	(139)	(206)
Securities that no longer have a non-credit component	0	(37)
Balance at end of year	$852	$956

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2014, based on their fair values
($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Value				Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$89,487	$9,567	$1,102	$100,156	$99,523
After one year through five years	392,906	190,302	1,353	584,560	575,609
After five years through ten years	165,735	100,053	1,777	267,565	263,488
After ten years	11,741	1,219	2,628	15,588	14,966
Mortgage- and asset-backed	297,407	163,266	3,301	463,973	458,831
Total	$957,275	$464,407	$10,160	$1,431,843	$1,412,417

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net Investment Income
The following table shows investment income earned and investment expenses incurred ($ in thousands):

	Twelve months ended December 31,
	2014	2013	2012
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$35,596	$36,113	$38,234
Dividends on equity securities	2,245	1,711	1,415
Gross investment income	37,841	37,825	39,649
Investment expenses	(2,211)	(2,279)	(2,077)
Net investment income	$35,629	$35,546	$37,571
Note 4 Long-Term Debt
In February 2004 we issued $200 million principal of senior notes due February 2014 (the “5.5% Senior Notes”). The 5.5%
Senior Notes accrued interest at an effective yield of 5.55% and bore a coupon of 5.5%, payable semiannually. At the time we issued the 5.5% Senior Notes, we capitalized $2.1 million of debt issuance costs, which we amortized over the term of the 5.5%
Senior Notes. During 2009, we repurchased $5.0 million of the 5.5% Senior Notes, bringing the outstanding principal to $195.0 million. The 5.5% Senior Notes were fully redeemed on October 17, 2012, at a price of 106.729%, or $208.1 million, plus accrued interest of $1.8 million. The remaining $0.4 million issuance costs were written off at redemption.

In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0%
Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the
December 31, 2014, fair value of $291.0 million using a 194 basis point spread to the ten year U.S. Treasury Note of 2.173%.

We paid interest on long-term debt of $13.8 million, $13.8 million and $12.5 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At December 31, 2014, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 Income Taxes
In the years 2014, 2013 and 2012, we paid $20.9 million, $7.6 million and $9.0 million, respectively, in taxes. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Twelve Months December 31,
	2014	2013	2012
Earnings before income taxes	$83,138	$45,078	$22,088
Income taxes at statutory rate	29,098	15,777	7,731
Effect of:
Dividends-received deduction	(469)	(357)	(296)
Tax-exempt interest	(2,752)	(2,743)	(3,294)
Adjustment to valuation allowance	1	(48)	(6,402)
Other	58	(184)	30
Provision for income taxes as shown on the Consolidated Statements of Earnings	$25,936	$12,445	$(2,231)
GAAP effective tax rate	31.2%	27.6%	(10.1)%
The total income tax provision (benefit) consists of ($ in thousands):

	2014	2013	2012
Current	$25,342	$10,541	$3,605
Deferred	594	1,904	(5,836)
Provision for income taxes	$25,936	$12,445	$(2,231)

A full valuation allowance was maintained on the deferred tax asset relating to the credit portion of the reserve for other-than-temporarily impaired securities. In 2012, a security which accounted for approximately 77% of the balance in the reserve for other-than-temporarily impaired securities was sold. As of December 31, 2012, management determined that it was more likely than not that the deferred tax asset relating to the reserve for other-than-temporarily impaired securities would be recognized and the valuation allowance was released through the provision for income taxes.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows ($ in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Discount on loss reserves	$6,001	$7,045
Unearned premium reserve	40,918	39,401
Bad debts	5,428	5,559
Accrued bonuses	2,791	2,442
Deferred compensation	5,372	4,842
Long-term incentive compensation	1,193	2,040
Other	5,157	5,473
Gross deferred tax assets	$66,860	$66,803
Valuation allowance for deferred tax assets	(166)	(165)
Total deferred tax assets	$66,694	$66,638

Deferred tax liabilities:
Deferred policy acquisition costs	$(31,650)	$(30,890)
Investment securities – unrealized gains	(12,590)	(8,973)
Other	(1,951)	(2,111)
Total deferred tax liabilities	$(46,191)	$(41,975)
Net deferred tax assets	$20,503	$24,663
Current income taxes	(481)	3,985
Current and deferred income taxes	$20,022	$28,648

An analysis is performed on a quarterly basis to determine if there is sufficient evidence that it is more likely than not that the deferred tax assets will be recognized for tax purposes. The evidence that is considered in assessing the need for a valuation allowance includes: (i) sufficient future taxable income; (ii) sufficient ordinary and capital taxable income in carryback periods; (iii) the reversals of existing taxable temporary differences; and (iv) tax planning strategies that could be utilized to accelerate the recognition of capital gains in the future. Based on this evaluation, it is management’s belief the only valuation allowance required at December 31, 2014, and December 31, 2013, related to the net operating loss carryover for an inactive company that is required to file its federal tax return on a separate company basis.

We did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2014. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2014.

The Company is not currently under examination by the IRS and the statute of limitations has expired for all years prior to 2011.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Twelve months ended December 31,
	2014	2013	2012
Net earnings	$57,201	$32,633	$24,319
Average basic shares outstanding	11,440	11,451	11,660
Basic net earnings per share	$5.00	$2.85	$2.09

Average basic shares outstanding	11,440	11,451	11,660
Restricted stock not vested	37	46	28
Dilutive effect of assumed option exercises	1	29	97
Dilutive effect of Performance Share Plan	84	130	156
Average diluted shares outstanding	11,562	11,657	11,941
Diluted net earnings per share	$4.95	$2.80	$2.04
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

The number of shares issued, by plan, for share-based compensation arrangements was as follows:

	2014		2013		2012
	2013 Plan	Prior Plans	2013 Plan	Prior Plans
Restricted Stock	46,328	0	0	0	0
Non-employee Directors’ Stock	8,016	0	6,517	0	5,502
Performance Shares	0	55,245	0	17,934	49,098
Total	54,344	55,245	6,517	17,934	54,600

The amount of total compensation cost for share-based compensation arrangements was as follows ($ in thousands):

	Twelve months ended December 31,
	2014		2013		2012
	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit
Restricted Stock	$1,126	$394	$1,190	$417	$1,190	$417
Non-employee Directors’ Stock Ownership Plan	520	182	385	135	300	105
Employee Stock Purchase Plan	55	0	54	0	55	0
Performance Shares	933	327	2,380	833	1,704	596
Total	$2,634	$903	$4,009	$1,384	$3,249	$1,118

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock

On August 2, 2011, the Compensation Committee ("the Committee") approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares vested in full on August 2, 2014. On August 5, 2014, the Committee approved the grant of an additional 46,328 shares of restricted stock to certain officers under the 2013 Plan. These shares will vest in full on August 5, 2017. During the vesting period, the shares of restricted stock will not have voting rights but will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2014	72,234	$49.44
Granted	46,328	$67.04
Vested	(72,234)	$49.44
Non-vested as of December 31, 2014	46,328	$67.04

Non-employee Directors’ Stock
Shares are issued to non-employee directors on or about June 1 of each year as part of the compensation provided and to provide for stock ownership requirements for our non-employee directors. We restrict these shares from sale or transfer by any recipient for six months from the grant date. These shares are treated as issued and outstanding for basic and diluted earnings per share calculations.
Performance Shares
The purpose of the Performance Shares is to align further the interest of management with our long-term shareholders by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Committee administers the Performance Shares and (i) establishes the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain geographic areas and earnings per share or return on equity over the course of the upcoming three year period, (ii) determines the Performance Share participants, (iii) sets the performance share units to be awarded to such participants, and (iv) sets the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals.
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

We estimated the weighted-average grant date fair value of options granted during 2004 using the modified Black-Scholes valuation model and the following weighted-average assumptions:

2004 Grants
Weighted-average grant date fair value	$13.87
Dividend yield	0.7%
Expected volatility	33.0%
Risk-free interest rate	4.3%
Expected life (in years)	7.5
Weighted-average grant exercise price	$33.56
Outstanding as of December 31, 2014	0
The following table describes activity for our SOP for the twelve-month period ended December 31, 2014:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (a) (in millions)
Outstanding as of January 1, 2014	16,000	$33.58
Exercised	(14,000)	33.58
Forfeited	(2,000)	33.58
Outstanding as of December 31, 2014	0	$0	0	$0
Vested as of December 31, 2014	0	$0	0	$0
Exercisable as of December 31, 2014	0	$0	0	$0

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and our closing stock price as of the reporting date.
Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 were $0.2 million, $1.3 million and $0.6 million, respectively. The actual tax benefit realized for the tax deductions from options exercised for the years ended December 31, 2014, 2013 and 2012 totaled $0.1 million, $0.5 million and $0.6 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was approximately $0.5 million, $2.4 million and $3.9 million, respectively.
In 2014 a senior executive of the company surrendered to the company 3,361 shares of stock owned in order to exercise 7,500 options.
We have a policy of issuing new stock for the exercise of options.

Employee Stock Purchase Plan

Under the ESPP, all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the
ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 65,341 as of December 31, 2014. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 Benefit Plans
We provide retirement benefits for all eligible employees by matching contributions made on participants' discretionary basis to participants' accounts in our qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $17,500 per year or 25% of the participant's salary in 2014. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $5,500 for 2014. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by us was 100% of participants' contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $13,000 in 2014. The plan expense was $5.1 million, $4.9 million and $4.6 million for the twelve-month periods ended December 31, 2014, 2013 and 2012, respectively.
Our Supplemental Employee Retirement Plan (“SERP”) is a non-qualified deferred compensation plan that enables eligible employees to contribute and to receive employer-matching contributions that the provisions of the 401(k) Retirement Plan or laws preclude due to limits on compensation. We amended the SERP effective January 1, 2010, to permit participants to make contributions and to permit us to make matching contributions on compensation that exceeds the statutory annual compensation limit of $260,000 for qualified defined contribution plans. We contributed $0.1 million to the SERP for each of the years ended December 31, 2014, 2013 and 2012. We maintain a rabbi trust that includes investments to fund the SERP. As of December 31, 2014, investments in the rabbi trust totaled $1.6 million. We reflected these investments at fair value as equity securities on the Consolidated Balance Sheets.
We maintain a non-qualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at our approximate long-term borrowing rate. The deferred amounts are our general obligation liability and amounted to $15.3 million, $13.8 million and $12.4 million at December 31, 2014, 2013 and 2012, respectively. We credited interest of approximately $0.7 million, $0.6 million and $0.6 million for these same periods.
We also provide post-retirement medical and life insurance benefits to certain eligible retirees. During 2006, we determined that the benefits provided under this plan were actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). Our calculation of the accumulated post-retirement benefit obligation (“APBO”) as of December 31, 2014, 2013 and 2012 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.
Unrecognized actuarial gains of $0.5 million ($0.3 million net of tax) and prior service costs of $0.3 million ($0.2 million net of tax) that have not yet been recognized in net periodic post-retirement benefit costs are included in accumulated other comprehensive income at December 31, 2014. We expect to recognize less than a $0.1 million actuarial gain and $0.1 million of amortization of prior service costs in net periodic post-retirement benefit income during the fiscal year ended December 31, 2015.
We recognized the unfunded status of the APBO plan of $4.3 million at December 31, 2014 in the Consolidated Balance Sheets. We expect no plan assets to be returned to us during the fiscal year ended December 31, 2015.
The following tables show data related to the APBO plan ($ in thousands):

	2014	2013
Net benefit obligation at beginning of year	$4,473	$5,004
Service cost	198	331
Interest cost	150	159
Participant contributions	28	27
Plan amendment	(660)	0
Assumption change	534	(342)
Actuarial (gain) loss	(120)	(364)
Gross benefits paid	(291)	(342)
Net benefit obligation at end of year	$4,313	$4,473

The 2014 $0.7 million plan amendment relates to a modification in the premium charged to eligible retirees.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table discloses the components of net periodic post-retirement benefit cost ($ in thousands):

	2014	2013	2012
Service cost	$198	$331	$119
Interest cost	150	159	136
Amortization of prior service cost	71	199	0
Amortization of net cumulative (gain)/loss	(81)	0	(23)
Net periodic post-retirement benefit cost	$339	$690	$232

The following table discloses discount rates used to determine benefit obligations:

	2014	2013	2012
Discount rate	3.50%	4.10%	3.30%

The weighted average health care cost trend rate used in measuring the accumulated post-retirement benefit cost is 8.0% for 2015, declining to 5.0% in 2036.
The following table discloses the effects of a hypothetical one percentage point increase and the effects of a hypothetical one percentage point decrease in the assumed healthcare trend rate ($ in thousands):

	2014	2013	2012
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$396	349	389
1% decrease	(348)	(318)	(363)
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit costs:

1% increase	$40	53	$56
1% decrease	(34)	(47)	(49)

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2014, and 2013 ($ in thousands):

	2014	2013
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	263	315
Participant contributions	28	27
Gross benefits paid	(291)	(342)
Fair value of plan assets at end of year	$0	$0
The following table presents the funded status and the amounts recognized in the Consolidated Balance Sheets ($ in thousands):

	2014	2013
Fair value of plan assets	$0	$0
Benefit obligations	(4,313)	(4,473)
Funded status at end of year	$(4,313)	$(4,473)
Contributions made after the measurement date	0	0
Unrecognized actuarial net (gain) loss	0	0
Unrecognized prior service cost	0	0
Net amount recognized at end of year	$(4,313)	$(4,473)
The following table presents the ten-year forecast and best estimate of expected benefit payments ($ in thousands):

	2014		2013		2012
2015	$259	2014	$292	2013	315
2016	294	2015	304	2014	341
2017	304	2016	346	2015	356
2018	314	2017	361	2016	390
2019	337	2018	398	2017	395
2020-2024	1,840	2019-2023	2,459	2018-2022	2,474
Ten Year Total	$3,348		$4,160		4,270
Our best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2015, is $0.3 million.

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
The following are quarterly results of our consolidated operations for the three years ended December 31, 2014 ($ in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2014
Revenues	$361,613	$367,954	$366,160	$365,982	$1,461,709
Net earnings	10,327	10,667	14,855	21,352	57,201
Net earnings per share:
Basic	$0.90	$0.93	$1.30	$1.87	$5.00
Diluted	0.89	0.92	1.29	1.85	4.95
2013
Revenues	$356,102	$365,656	$359,145	$362,330	$1,443,233
Net earnings	8,662	7,408	7,195	9,368	32,633
Net earnings per share:
Basic	$0.75	$0.65	$0.63	$0.82	$2.85
Diluted	0.74	0.64	0.62	0.81	2.80
2012
Revenues	$312,116	$331,081	$338,879	$367,510	$1,349,585
Net earnings	4,294	6,954	5,154	7,917	24,319
Net earnings per share:
Basic	$0.37	$0.59	$0.44	$0.68	$2.09
Diluted	0.35	0.58	0.43	0.67	2.04
Net realized gains (losses) on investments amounted to:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2014	$645	$1,846	$1,013	$781	$4,284
2013	3,824	794	(546)	1,955	6,026
2012	238	2,166	268	21,382	24,055
We revised the presentation of our Consolidated Statements of Earnings for the years ending 2013 and 2012 to correctly classify $98.4 million and $100.0 million, respectively, of installment and other fee income as a component of total revenues and to conform to our current-year presentation (see Note 1 to the Consolidated Financial Statements). The following are the amounts of installment and other fee income that have been included in the revenue shown above that were not included in the amounts previously reported.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2013	$25,300	$24,952	$24,183	$23,994	$98,428
2012	24,714	25,098	25,145	24,995	99,952

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

•
Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred claims cost development to predict ultimate average frequency (claims count per policy or auto insured) or ultimate average severity (cost of claim per claim); and

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance:

($ in thousands)	2014	2013	2012
Balance at Beginning of Period
Unpaid losses on known claims	$221,447	$205,589	$181,972
IBNR losses	262,660	218,552	177,645
LAE	162,469	148,753	135,787
Total unpaid losses and LAE	646,577	572,894	495,403
Reinsurance recoverables	(14,431)	(13,678)	(14,640)
Unpaid losses and LAE, net of reinsurance recoverables	632,146	559,215	480,764
Current Activity
Loss and LAE incurred:
Current accident year	1,019,033	1,014,299	926,033
Prior accident years	(17,405)	2,948	16,219
Total loss and LAE incurred	1,001,628	1,017,247	942,253
Loss and LAE payments:
Current accident year	(602,732)	(593,850)	(553,549)
Prior accident years	(377,235)	(350,466)	(310,252)
Total loss and LAE payments	(979,967)	(944,316)	(863,801)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	653,808	632,146	559,215
Add back reinsurance recoverables	14,370	14,431	13,678
Total unpaid losses and LAE	$668,177	$646,577	$572,894
Unpaid losses on known claims	$235,037	$221,447	$205,589
IBNR losses	277,482	262,660	218,552
LAE	155,658	162,469	148,753
Total unpaid losses and LAE	$668,177	$646,577	$572,894

The $17.4 million favorable reserve development during the twelve months ended December 31, 2014, was primarily due to decreases in severity in California property damage and in both severity and frequency in Florida bodily injury coverages, related to accident year 2013.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 Reinsurance
The following table shows written and earned premium included in earnings for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded ($ in thousands):

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2014	$1,360,807	$63	$(13,266)	$1,347,604	0.0%
2013	1,339,803	16	(9,927)	1,329,892	0.0%
2012	1,254,386	543	(7,731)	1,247,198	0.0%
Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2014	$1,337,557	$57	$(11,679)	$1,325,935	0.0%
2013	1,311,942	15	(9,432)	1,302,525	0.0%
2012	1,190,773	542	(7,225)	1,184,090	0.0%
Assumed Reinsurance
Assumed business consists of business assumed from unaffiliated insurance companies and involuntary pools and associations.
We assumed $3.5 million, $4.1 million and $5.4 million, respectively, at December 31, 2014, 2013 and 2012 of total unpaid losses and LAE from unaffiliated insurance companies. We assumed no premium from unaffiliated insurance companies in 2014 or 2013. In 2012, we assumed $0.5 million of premium from unaffiliated insurance companies.
At December 31, 2014, 2013 and 2012, we assumed $7.5 million, $7.8 million and $8.0 million, respectively, of assumed unpaid losses and LAE as part of fronting arrangements under which we utilized these companies' insurance licenses to write business while assuming substantially all of that business back from these carriers. Although the business was issued on these unaffiliated companies' policies, we manage the claims adjusting and loss reserving for this business.

During the twelve months ended December 31, 2014, 2013 and 2012, we assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.
Ceded Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2012, our catastrophe reinsurance protection was 100% of $25 million in excess of $5 million. For 2013, we increased our catastrophe reinsurance protection to 100% of $45 million in excess of $5 million. For 2014, we increased our catastrophe reinsurance protection to 100% of $55 million in excess of $5 million. Our excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Ceded reinsurance for all programs reduced our incurred losses and LAE by $3.5 million, $1.6 million and $2.5 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 Statutory Information

Capital and Surplus
Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis were as follows ($ in thousands):

Statutory Net Earnings			Statutory Capital and Surplus
2014	2013	2012	2014	2013
$67,360	$44,906	$31,141	$682,068	$673,973
For the twelve-month periods ended December 31, 2014, 2013 and 2012, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest. Net earnings for 2012 include $0.1 million related to a subsidiary sold as of December 31, 2012.

At December 31, 2014, the consolidated amount of statutory capital and surplus necessary to satisfy regulatory requirements as defined by the National Association of Insurance Commissioners' ("NAIC") Risk-Based Capital ("RBC") calculation was $144.9 million. This amount of statutory capital and surplus represents the Company Action Level ("CAL") of minimum surplus. Falling below this level would require a company to prepare and submit an RBC plan to address the deficiency in surplus to the CAL to the commissioner of its state of domicile.

Restrictions on Transfer of Funds and Assets of Subsidiaries

As of December 31, 2014, there are no regulatory restrictions on the payment of dividends to our shareholders. However, our ability to declare and pay dividends will depend on the working capital in the holding company, as well as dividends received from our insurance subsidiaries.

Payments of dividends, loans and advances by our insurance subsidiaries are subject to certain restrictions under various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2015 from our insurance subsidiaries without regulatory approval is approximately $68.1 million. Additional amounts of dividends, loans and advances require regulatory approval.
Note 13 Legal and Regulatory Proceedings
From time to time we and our subsidiaries are named as defendants in various lawsuits incidental to our insurance operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves.
We also face in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss, while not probable, is judged to be reasonably possible, we will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line-items “Unpaid losses and LAE” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the Consolidated Statements of Earnings within “Losses and LAE” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In Reyes v. Infinity Indemnity Insurance Company (Circuit Court of Miami-Dade County, Florida), a third party claimant is attempting to recover from Infinity a $30 million consent judgment obtained against an Infinity policyholder for personal injuries suffered by claimant. Infinity believes any claims of bad faith are unfounded and has denied any and all liability to plaintiff. In December 2014 the court granted Infinity's motion for partial summary judgment finding the $30 million consent judgment unenforceable and that no bad faith claim can exist as a matter of law. Plantiff has appealed this ruling. While a decision on the appeal cannot be predicted with certainty, we believe that a material loss is not probable.
Note 14 Commitments and Contingencies
Commitments
Minimum rental commitments under non-cancelable leases with an initial or remaining term of more than one year as of December 31, 2014, were as follows ($ in thousands):

Due in	Operating Leases	Capital Leases
2015	$9,200	$481
2016	4,921	425
2017	3,361	318
2018	2,927	236
2019	1,153	222
Thereafter	375	0
Total	$21,937	$1,682
All of these leases expire within 7 years. The most significant leased office spaces are located in Birmingham, Alabama ($4.4 million) and suburban Los Angeles, California ($7.3 million).
The operating leases above include leased vehicles. As vehicles are surrendered, they are sold for cash by the lessor. We guarantee that proceeds from sales will be at least equal to the lessor's depreciated book value. Otherwise, we are credited the excess or we pay the deficit. The lessors depreciated book value at December 31, 2014, on the vehicles we lease was $6.4 million, which represents the maximum deficit we would be required to pay if the lessor received no proceeds from the sale. Historically, we have not made any material additional rental payments due to surrendered vehicles. As of December 31, 2014, the current fair market value of the vehicles we lease was approximately $6.6 million.
Lease expense incurred for all leases during the last three years was as follows ($ in thousands):

	Twelve months ended December 31,
	2014	2013	2012
Lease expense	$10,447	$12,015	$12,389
Sublease income	0	(163)	(420)
Total	$10,447	$11,851	$11,969
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15 Additional Information
Allowances for Uncollectible Accounts
Agents’ balances and premium receivable included in the Consolidated Balance Sheets are net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows ($ in thousands):

	2014	2013	2012
Beginning balance	$15,884	$16,124	$13,497
Provision for losses	19,541	20,913	24,884
Uncollectible amounts written off	(19,916)	(21,154)	(22,257)
Ending balance	$15,510	$15,884	$16,124
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $51.2 million, $50.5 million and $45.4 million, respectively, at December 31, 2014, 2013 and 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Twelve Months Ended December 31,
	2014			2013			2012
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$(62)	$22	$(40)	$(967)	$339	$(629)	$519	$(182)	$337
Effect on other comprehensive income	235	(82)	153	906	(317)	589	(1,487)	520	(966)
Accumulated change in postretirement benefit liability, end of period	$174	$(61)	$113	$(62)	$22	$(40)	$(967)	$339	$(629)

Accumulated unrealized gains on investments, net, beginning of period	$25,638	$(8,973)	$16,665	$46,892	$(16,412)	$30,480	$53,817	$(18,836)	$34,981
Other comprehensive income before reclassification	14,618	(5,116)	9,502	(15,227)	5,330	(9,898)	17,129	(5,995)	11,134
Reclassification adjustment for other-than-temporary impairments included in net income	160	(56)	104	1,468	(514)	954	1,393	(487)	905
Reclassification adjustment for realized gains included in net income	(4,444)	1,556	(2,889)	(7,495)	2,623	(4,872)	(25,447)	8,907	(16,541)
Effect on other comprehensive income	10,334	(3,617)	6,717	(21,254)	7,439	(13,815)	(6,926)	2,424	(4,502)
Accumulated unrealized gains on investments, net, end of period	$35,972	$(12,590)	$23,382	$25,638	$(8,973)	$16,665	$46,892	$(16,412)	$30,480

Accumulated other comprehensive income, beginning of period	$25,576	$(8,952)	$16,624	$45,924	$(16,073)	$29,851	$54,336	$(19,018)	$35,319
Change in postretirement benefit liability	235	(82)	153	906	(317)	589	(1,487)	520	(966)
Change in unrealized gains on investments, net	10,334	(3,617)	6,717	(21,254)	7,439	(13,815)	(6,926)	2,424	(4,502)
Effect on other comprehensive income	10,569	(3,699)	6,870	(20,348)	7,122	(13,226)	(8,412)	2,944	(5,468)
Accumulated other comprehensive income, end of period	$36,145	$(12,651)	$23,494	$25,576	$(8,952)	$16,624	$45,924	$(16,073)	$29,851

Note 17 Subsequent Events
On February 5, 2015, we signed a $20.0 million purchase agreement for a 120,493 square foot building to replace a location currently leased in Birmingham, Alabama. The purchase will be made with internally generated funds and is expected to close in approximately 60 days.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
PART IV
ITEM 15
Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 9 to the Consolidated Financial Statements.

B. Schedules filed herewith as of December 31, 2014:

Page

I – Summary of Investments (See Note 3)	42

II – Condensed Financial Information of Registrant	66

III – Supplementary Insurance Information	Not required

IV – Reinsurance (See Note 11)	60

V – Valuation and Qualifying Accounts (see Note 15)	63

VI – Supplemental Information Concerning Property-Casualty Insurance Operations	67
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
($ in thousands)

	December 31,
	2014	2013
Assets:
Investment in subsidiaries	$830,712	$814,371
Fixed maturities – at fair value (amortized cost: $97,678 and $80,648)	98,076	78,401
Equity securities – at fair value (cost $1,471 and $1,201)	1,620	1,332
Short-term investments – at fair value (amortized cost $803 and $0)	803	0
Cash and cash equivalents	37,731	33,441
Other assets	15,293	13,163
Total assets	$984,237	$940,707
Liabilities and Shareholders’ Equity:
Long-term debt	$275,000	$275,000
Other liabilities	10,743	7,955
Payable to affiliates	835	993
Shareholders’ equity	697,659	656,758
Total liabilities and shareholders’ equity	$984,237	$940,707
Condensed Statements of Earnings
($ in thousands)

	Twelve months ended December 31,
	2014	2013	% Change	2012	% Change
Income:
Income in equity of subsidiaries	$69,964	$45,010	55.4%	$42,253	6.5%
Net investment income	1,757	1,799	(2.3)%	2,725	(34.0)%
Realized gain on investments	24	611	(96.1)%	2,883	(78.8)%
Other income	19	0	NM	0	0.0%
Total income	71,765	47,420	51.3%	47,861	(0.9)%
Costs and Expenses:
Interest expense	13,750	13,826	(0.6)%	12,539	10.3%
Loss on redemption of long-term debt	0	0	0.0%	13,595	(100.0)%
Corporate general and administrative expenses	7,702	7,870	(2.1)%	7,408	6.2%
Other expense	26	25	3.3%	193	(87.0)%
Total expenses	21,478	21,722	(1.1)%	33,735	(35.6)%
Earnings before income taxes	50,287	25,699	95.7%	14,125	81.9%
Provision for income taxes	(6,914)	(6,934)	(0.3)%	(10,194)	(32.0)%
Net earnings	$57,201	$32,633	75.3%	$24,319	34.2%

NM = Not meaningful

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY
Condensed Statements of Cash Flows
($ in thousands)

	Twelve months ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$57,201	$32,633	$24,319
Equity in consolidated subsidiaries	(69,964)	(45,010)	(42,253)
Loss on redemption of long-term debt	0	0	13,595
Excess tax benefits from share-based payment arrangements	(108)	(573)	(896)
Other	1,055	10,622	(31,509)
Net cash used in operating activities	(11,816)	(2,329)	(36,743)
Investing Activities:
Purchases of fixed maturities	(26,572)	(120,115)	(81,925)
Purchases of short-term maturities	(821)	0	0
Maturities and redemptions of fixed maturities	27,750	19,645	13,580
Proceeds from sale of fixed maturities	8,327	80,921	116,343
Dividends received from subsidiary(1)	34,530	125	425
Capital contributed to subsidiaries(2)	(1,338)	(2,321)	(2,205)
Net cash (used in) provided by investing activities	41,876	(21,744)	46,218
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	784	3,203	2,911
Excess tax benefits from share-based payment arrangements	108	573	896
Acquisition of treasury stock	(10,100)	(12,612)	(19,643)
Redemption of long-term debt	0	0	(208,122)
Proceeds from issuance of long-term debt	0	0	273,213
Dividends paid to shareholders	(16,562)	(13,821)	(10,544)
Net cash (used in) provided by financing activities	(25,769)	(22,656)	38,712
Net (decrease) increase in cash and cash equivalents	4,290	(46,730)	48,187
Cash and cash equivalents at beginning of period	33,441	80,171	31,984
Cash and cash equivalents at end of period	$37,731	$33,441	$80,171

(1)	We received $25.6 million in the form of securities from our subsidiaries in 2014.

(2)	We contributed $49.7 million in the form of securities to our subsidiaries in 2012.
INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2014
($ in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2014	$90,428	$668,177	$0	$589,260	$1,325,935	$35,629	$1,019,033	$(17,405)	$204,678	$149,880	$979,967	$1,347,604
2013	88,258	646,577	0	566,004	1,302,525	35,546	1,014,299	2,948	206,704	150,348	944,316	1,329,892
2012	88,251	572,894	0	538,142	1,184,090	37,571	926,033	16,219	194,944	154,864	863,801	1,247,198
________________

(a)	Gross of reinsurance recoverables of $14.4 million, $14.4 million and $13.7 million at December 31, 2014, 2013 and 2012, respectively.

(b)	Gross of prepaid reinsurance premium of $4.8 million, $3.1 million and $2.6 million at December 31, 2014, 2013 and 2012, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signed: February 26, 2015

Infinity Property and Casualty Corporation

By:	/S/ JAMES R. GOBER
James R. Gober
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER	Chairman of the Board of Directors,	February 26, 2015
James R. Gober	Chief Executive Officer, and President (principal executive officer)

/S/ ROGER SMITH	Executive Vice President, Chief Financial	February 26, 2015
Roger Smith	Officer, and Treasurer (principal financial and accounting officer)

/S/ ANGELA BROCK-KYLE	Director*	February 26, 2015
Angela Brock-Kyle

/S/ TERESA A. CANIDA	Director	February 26, 2015
Teresa A. Canida

	Director	February 26, 2015
Jorge G. Castro

/S/ HAROLD E. LAYMAN	Director*	February 26, 2015
Harold E. Layman

/S/ E. ROBERT MEANEY	Director*	February 26, 2015
E. Robert Meaney

/S/ DRAYTON NABERS, JR.	Director	February 26, 2015
Drayton Nabers, Jr.

/S/ WILLIAM S. STARNES	Director*	February 26, 2015
William S. Starnes

/S/ SAMUEL J. WEINHOFF	Director*	February 26, 2015
Samuel J. Weinhoff
________________

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION
INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

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

10.5	Amended and Restated Credit Agreement, dated August 31, 2008, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on September 4, 2008.

10.6
First Amendment to Amended and Restated Credit Agreement, dated August 31, 2011 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 1, 2011)

10.7
Second Amendment to Amended and Restated Credit Agreement, dated August 20, 2014 between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on August 26, 2014)

10.8	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.9	Deferred Compensation Plan as amended and restated effective February 9, 2010 (incorporated by reference to Exhibit 10.9 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.10	Supplemental Retirement Plan as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.10 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.11	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.12	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.13	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.14	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.15	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.16	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.17	Second Amended and Restated 2008 Performance Share Plan (incorporated by reference to Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.18	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.19
Purchase Agreement, dated February 5, 2015 between Infinity Insurance Company, as Purchaser, and Advance Alabama Media LLC, as Seller (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on February 11, 2015)

10.20	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10 to Infinity's Form 10-Q filed on May 8, 2014)	(*)

10.21	Second Amended and Restated 2013 Stock Incentive Plan	(*)

10.22	Form of Restricted Share Award Agreement	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________

(*)	Management Contract or Compensatory Plan or Arrangement.