Form 10-Q
period 2015-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2015-05-07
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015 there were 11,466,399 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014	% Change
Revenues:
Earned premium	$332,106	$327,679	1.4%
Installment and other fee income	24,561	24,340	0.9%
Net investment income	8,736	8,798	(0.7)%
Net realized gains on investments[1]	1,169	645	81.4%
Other income	400	151	164.9%
Total revenues	366,973	361,613	1.5%
Costs and Expenses:
Losses and loss adjustment expenses	255,643	253,702	0.8%
Commissions and other underwriting expenses	88,828	87,973	1.0%
Interest expense	3,459	3,453	0.2%
Corporate general and administrative expenses	1,903	1,526	24.7%
Other expenses	903	312	189.5%
Total costs and expenses	350,737	346,966	1.1%
Earnings before income taxes	16,236	14,647	10.9%
Provision for income taxes	5,082	4,320	17.7%
Net Earnings	$11,154	$10,327	8.0%
Net Earnings per Common Share:
Basic	$0.98	$0.90	8.9%
Diluted	0.97	0.89	9.0%
Average Number of Common Shares:
Basic	11,427	11,429	0.0%
Diluted	11,551	11,580	(0.2)%
Cash Dividends per Common Share	$0.43	$0.36	19.4%

[1]Net realized gains before impairment losses	$1,551	$672	130.9%
Total other-than-temporary impairment (OTTI) losses	(381)	(893)	(57.3)%
Non-credit portion in other comprehensive income	0	885	(100.0)%
OTTI losses reclassified from other comprehensive income	0	(19)	(100.0)%
Net impairment losses recognized in earnings	(381)	(27)	NM
Total net realized gains on investments	$1,169	$645	81.4%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net earnings	$11,154	$10,327
Other comprehensive income before tax:
Net change in postretirement benefit liability	16	657
Unrealized gains on investments:
Unrealized holding gains arising during the period	8,416	7,852
Less: Reclassification adjustments for losses included in net earnings	(1,169)	(645)
Unrealized gains on investments, net	7,247	7,208
Other comprehensive income, before tax	7,263	7,865
Income tax expense related to components of other comprehensive income	(2,542)	(2,753)
Other comprehensive income, net of tax	4,721	5,112
Comprehensive income	$15,875	$15,439

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts in line descriptions)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,407,631 and $1,412,417)	$1,433,022	$1,431,843
Equity securities – at fair value (cost $76,625 and $77,862)	94,453	94,408
Short-term investments - at fair value (amortized cost $1,820 and $803)	1,819	803
Total investments	1,529,294	1,527,054
Cash and cash equivalents	96,434	84,541
Accrued investment income	12,031	12,976
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,648 and $15,510	529,969	483,638
Property and equipment, net of accumulated depreciation of $66,507 and $63,929	54,923	55,880
Prepaid reinsurance premium	5,386	4,809
Recoverables from reinsurers (includes $733 and $161 on paid losses and LAE)	14,715	14,530
Deferred policy acquisition costs	98,164	90,428
Current and deferred income taxes	13,148	20,022
Receivable for securities sold	3,650	4,549
Other assets	13,714	11,108
Goodwill	75,275	75,275
Total assets	$2,446,702	$2,384,812
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$675,755	$668,177
Unearned premium	644,433	589,260
Long-term debt (fair value $294,674 and $291,044)	275,000	275,000
Commissions payable	19,274	18,673
Payable for securities purchased	9,370	17,173
Other liabilities	115,542	118,870
Total liabilities	1,739,374	1,687,153
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,729,057 and 21,728,032 shares issued)	21,756	21,745
Additional paid-in capital	373,082	372,368
Retained earnings	731,873	725,651
Accumulated other comprehensive income, net of tax	28,216	23,494
Treasury stock, at cost (10,270,472 and 10,244,672 shares)	(447,598)	(445,599)
Total shareholders’ equity	707,328	697,659
Total liabilities and shareholders’ equity	$2,446,702	$2,384,812
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	10,327	—	—	10,327
Net change in postretirement benefit liability	—	—	—	427	—	427
Change in unrealized gain on investments	—	—	—	5,055	—	5,055
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(370)	—	(370)
Comprehensive income						15,439
Dividends paid to common shareholders	—	—	(4,139)	—	—	(4,139)
Shares issued and share-based compensation expense, including tax benefit	12	417	—	—	—	429
Acquisition of treasury stock	—	—	—	—	(2,000)	(2,000)
Balance at March 31, 2014	$21,696	$369,319	$691,199	$21,737	$(437,463)	$666,488
Net earnings	—	—	46,874	—	—	46,874
Net change in postretirement benefit liability	—	—	—	(274)	—	(274)
Change in unrealized gain on investments	—	—	—	1,755	—	1,755
Change in non-credit component of impairment losses on fixed maturities	—	—	—	276	—	276
Comprehensive income						48,632
Dividends paid to common shareholders	—	—	(12,423)	—	—	(12,423)
Shares issued and share-based compensation expense, including tax benefit	49	3,049	—	—	—	3,098
Acquisition of treasury stock	—	—	—	—	(8,136)	(8,136)
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	11,154	—	—	11,154
Net change in postretirement benefit liability	—	—	—	11	—	11
Change in unrealized gain on investments	—	—	—	4,497	—	4,497
Change in non-credit component of impairment losses on fixed maturities	—	—	—	213	—	213
Comprehensive income						15,875
Dividends paid to common shareholders	—	—	(4,932)	—	—	(4,932)
Shares issued and share-based compensation expense, including tax benefit	11	714	—	—	—	725
Acquisition of treasury stock	—	—	—	—	(1,999)	(1,999)
Balance at March 31, 2015	$21,756	$373,082	$731,873	$28,216	$(447,598)	$707,328
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net earnings	$11,154	$10,327
Adjustments:
Depreciation	2,982	2,540
Amortization	5,888	5,767
Net realized gains on investments	(1,169)	(645)
Loss (gain) on disposal of property and equipment	115	(27)
Share-based compensation expense	659	(168)
Excess tax benefits from share-based payment arrangements	0	(56)
Activity related to rabbi trust	27	18
Change in accrued investment income	946	386
Change in agents’ balances and premium receivable	(46,331)	(41,657)
Change in reinsurance receivables	(761)	(1,146)
Change in deferred policy acquisition costs	(7,736)	(6,449)
Change in other assets	1,732	2,555
Change in unpaid losses and loss adjustment expenses	7,578	16,313
Change in unearned premium	55,173	47,008
Change in other liabilities	(2,790)	5,553
Net cash provided by operating activities	27,467	40,318
Investing Activities:
Purchases of fixed maturities	(150,155)	(183,528)
Purchases of equity securities	(2,000)	(2,600)
Purchases of short-term investments	(1,032)	(200)
Purchases of property and equipment	(2,140)	(5,249)
Maturities and redemptions of fixed maturities	46,727	41,201
Maturities and redemptions of short-term investments	0	1,400
Proceeds from sale of fixed maturities	95,432	64,959
Proceeds from sale of equity securities	4,489	0
Proceeds from sale of property and equipment	0	30
Net cash used in investing activities	(8,678)	(83,986)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	66	541
Excess tax benefits from share-based payment arrangements	0	56
Principal payments under capital lease obligation	(118)	(134)
Acquisition of treasury stock	(1,912)	(1,975)
Dividends paid to shareholders	(4,932)	(4,139)
Net cash used in financing activities	(6,896)	(5,650)
Net increase (decrease) in cash and cash equivalents	11,893	(49,319)
Cash and cash equivalents at beginning of period	84,541	134,211
Cash and cash equivalents at end of period	$96,434	$84,892
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
INDEX TO NOTES

1.	Reporting and Accounting Policies	7.	Additional Information

2.	Computation of Net Earnings Per Share	8.	Insurance Reserves

3.	Fair Value	9.	Commitments and Contingencies

4.	Investments	10.	Accumulated Other Comprehensive Income

5.	Long-Term Debt	11.	Subsequent Event

6.	Income Taxes

Note 1 Reporting and Accounting Policies
Nature of Operations
We are a holding company that provides, through our subsidiaries, personal automobile insurance with a focus on the nonstandard market. Although licensed to write insurance in all 50 states and the District of Columbia, we focus on select states that we believe offer the greatest opportunity for premium growth and profitability.
Basis of Consolidation and Reporting
The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.
These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to match expenses with their related revenue streams and the elimination of all significant inter-company transactions and balances.
We have evaluated events that occurred after March 31, 2015, for recognition or disclosure in our financial statements and the notes to the financial statements.
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

Recently Issued Accounting Standards
In April 2015 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The standard is effective for fiscal years beginning after December 15, 2015 and is to be applied retrospectively.  The new guidance will have no impact on our results of operations or financial position.
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance, which is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Computation of Net Earnings per Share

The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Three months ended March 31,
	2015	2014
Net earnings	$11,154	$10,327
Average basic shares outstanding	11,427	11,429
Basic net earnings per share	$0.98	$0.90

Average basic shares outstanding	11,427	11,429
Restricted stock not yet vested	11	57
Dilutive effect of assumed option exercises	0	2
Dilutive effect of Performance Share Plan	113	92
Average diluted shares outstanding	11,551	11,580
Diluted net earnings per share	$0.97	$0.89

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
March 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$96,434	$0	$0	$96,434
Fixed maturity securities:
U.S. government	66,511	58	0	66,569
State and municipal	0	504,690	10	504,700
Mortgage-backed securities:
Residential	0	345,884	0	345,884
Commercial	0	66,992	0	66,992
Total mortgage-backed securities	0	412,876	0	412,876
Asset-backed securities	0	62,302	46	62,348
Corporates	0	383,583	2,946	386,529
Total fixed maturities	66,511	1,363,509	3,002	1,433,022
Equity securities	94,453	0	0	94,453
Short-term investments	0	1,819	0	1,819
Total cash and investments	$257,398	$1,365,328	$3,002	$1,625,728
Percentage of total cash and investments	15.8%	84.0%	0.2%	100.0%

	Fair Value
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,541	$0	$0	$84,541
Fixed maturity securities:
U.S. government	66,847	87	0	66,933
State and municipal	0	503,650	0	503,650
Mortgage-backed securities:
Residential	0	354,528	0	354,528
Commercial	0	50,838	0	50,838
Total mortgage-backed securities	0	405,366	0	405,366
Asset-backed securities	0	58,457	150	58,607
Corporates	0	394,152	3,134	397,286
Total fixed maturities	66,847	1,361,711	3,285	1,431,843
Equity securities	94,408	0	0	94,408
Short-term investments	0	803	0	803
Total cash and investments	$245,795	$1,362,514	$3,285	$1,611,594
Percentage of total cash and investments	15.3%	84.5%	0.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $294.7 million and $291.0 million fair value of our long-term debt at March 31, 2015, and December 31, 2014, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities held in a rabbi trust which funds our Supplemental Employee Retirement Plan ("SERP"). Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments; (ii) securities whose fair value is determined based on unobservable inputs; and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization ("NRSRO"). We recognize transfers between levels at the beginning of the reporting period.
A third party nationally recognized pricing service provides the fair value of securities in Level 2. We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.
The following tables present the progression in the Level 3 fair value category ($ in thousands):

	Three months ended March 31, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$3,134	$150	$3,285
Total gains or (losses), unrealized or realized
Included in net earnings	(0)	(95)	0	(95)
Included in other comprehensive income	0	(14)	0	(14)
Settlements	0	(80)	(105)	(184)
Transfers in	10	0	0	10
Balance at end of period	$10	$2,946	$46	$3,002

	Three months ended March 31, 2014
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	9	0	9
Included in other comprehensive income	0	(56)	0	(56)
Settlements	0	(74)	(156)	(230)
Transfers in	0	0	0	0
Balance at end of period	$0	$5,054	$530	$5,583

Of the $3.0 million fair value of securities in Level 3 at March 31, 2015, which consists of eight securities, we priced five based on non-binding broker quotes, one price was provided by our unaffiliated money manager and two securities, which were included in Level 3 because they were not rated by a nationally recognized statistical rating organization, were priced by a nationally recognized pricing service.
During the three months ended March 31, 2015, one security was transferred from Level 2 into Level 3 because it was no longer rated by a nationally recognized statistical rating organization. There were no transfers of securities between Levels 1 and 2.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The gains or losses included in net earnings are included in the line item "Net realized gains on investments" in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item "Unrealized gains on investments, net" in the Consolidated Statements of Comprehensive Income and the line item "Change in unrealized gain on investments" or the line item "Change in non-credit component of impairment losses on fixed maturities" in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$96,434	$96,434	$84,541	$84,541
Investments
Fixed maturities	1,433,022	1,433,022	1,431,843	1,431,843
Equity securities	94,453	94,453	94,408	94,408
Short-term	1,819	1,819	803	803
Total cash and investments	$1,625,728	$1,625,728	$1,611,594	$1,611,594
Liabilities:
Long-term debt	$275,000	$294,674	$275,000	$291,044

Refer to Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2015, and March 31, 2014, were $99.9 million and $65.0 million, respectively. The proceeds for the three months ended March 31, 2015, were net of $3.6 million of receivable for securities sold during the first quarter of 2015 that had not settled at March 31, 2015. The proceeds for the three months ended March 31, 2014, were net of $0.2 million of receivable for securities sold during the first quarter of 2014 that had not settled at March 31, 2014.
Gross gains of $2.1 million and gross losses of $0.6 million were realized on sales of available for sale securities during the three months ended March 31, 2015, compared with gross gains of $0.8 million and gross losses of $0.1 million realized on sales during the three months ended March 31, 2014. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	March 31, 2015
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$66,013	$582	$(26)	$66,569	$0
State and municipal	493,901	10,923	(124)	504,700	(69)
Mortgage-backed securities:
Residential	339,035	7,487	(638)	345,884	(2,781)
Commercial	66,885	315	(208)	66,992	0
Total mortgage-backed securities	405,920	$7,802	(846)	$412,876	(2,781)
Asset-backed securities	62,107	259	(19)	62,348	(8)
Corporates	379,689	7,684	(843)	386,529	(246)
Total fixed maturities	1,407,631	27,249	(1,858)	1,433,022	(3,105)
Equity securities	76,625	17,828	0	94,453	0
Short-term investments	1,820	0	(1)	1,819	0
Total	$1,486,075	$45,077	$(1,859)	$1,529,294	$(3,105)

	December 31, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$66,625	$502	$(193)	$66,933	$0
State and municipal	493,350	10,637	(337)	503,650	(69)
Mortgage-backed securities:
Residential	349,371	6,547	(1,390)	354,528	(2,914)
Commercial	50,914	182	(258)	50,838	0
Total mortgage-backed securities	400,285	6,729	(1,648)	405,366	(2,914)
Asset-backed securities	58,546	131	(70)	58,607	(8)
Corporates	393,611	5,999	(2,324)	397,286	(441)
Total fixed maturities	1,412,417	23,998	(4,572)	1,431,843	(3,433)
Equity securities	77,862	16,546	0	94,408	0
Short-term investments	803	0	(1)	803	0
Total	$1,491,082	$40,544	$(4,573)	$1,527,054	$(3,433)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
March 31, 2015
Fixed maturities:
U.S. government	3	$10,945	$(9)	0.1%	4	$5,172	$(17)	0.3%
State and municipal	22	49,505	(124)	0.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	34	24,701	(94)	0.4%	70	52,776	(544)	1.0%
Commercial	8	24,585	(135)	0.5%	5	21,091	(73)	0.3%
Total mortgage-backed securities	42	49,286	(230)	0.5%	75	73,867	(616)	0.8%
Asset-backed securities	11	8,417	(9)	0.1%	2	1,150	(10)	0.8%
Corporates	39	49,860	(739)	1.5%	7	9,711	(104)	1.1%
Total fixed maturities	117	168,014	(1,110)	0.7%	88	89,900	(747)	0.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	1,531	(1)	0.1%	0	0	0	0.0%
Total	119	$169,545	$(1,111)	0.7%	88	$89,900	$(747)	0.8%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2014
Fixed maturities:
U.S. government	2	$5,275	$(13)	0.3%	8	$21,051	$(180)	0.8%
State and municipal	45	108,721	(290)	0.3%	2	4,183	(47)	1.1%
Mortgage-backed securities:
Residential	24	12,855	(34)	0.3%	109	100,752	(1,356)	1.3%
Commercial	8	15,638	(122)	0.8%	5	9,519	(136)	1.4%
Total mortgage-backed securities	32	28,493	(156)	0.5%	114	110,271	(1,492)	1.3%
Asset-backed securities	24	23,351	(60)	0.3%	2	1,150	(9)	0.8%
Corporates	103	142,046	(1,820)	1.3%	16	19,865	(503)	2.5%
Total fixed maturities	206	307,886	(2,340)	0.8%	142	156,521	(2,232)	1.4%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	803	(1)	0.1%	0	0	0	0.0%
Total	208	$308,689	$(2,341)	0.8%	142	$156,521	$(2,232)	1.4%

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	March 31, 2015	December 31, 2014
Number of positions held with unrealized:
Gains	930	778
Losses	207	350
Number of positions held that individually exceed unrealized:
Gains of $500,000	3	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	92%	92%
Losses that were investment grade	85%	84%
Percentage of fair value held with unrealized:
Gains that were investment grade	92%	94%
Losses that were investment grade	86%	86%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at March 31, 2015 ($ in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$121,145	$(469)	$(396)	$(73)	$0
Four months through six months	30,368	(351)	(270)	(37)	(45)
Seven months through nine months	17,986	(291)	(291)	0	0
Ten months through twelve months	4,828	(16)	(16)	0	0
Greater than twelve months	85,117	(731)	(731)	0	0
Total	$259,444	$(1,859)	$(1,704)	$(110)	$(45)
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Three months ended March 31, 2015
Unrealized holding gains (losses) on securities arising during the period	$6,036	$2,380	$(0)	$(2,946)	$5,470
Realized gains on securities sold	(452)	(1,098)	0	543	(1,008)
Impairment loss recognized in earnings	381	0	0	(134)	248
Change in unrealized gains (losses) on marketable securities, net	$5,966	$1,282	$(0)	$(2,536)	$4,711
Three months ended March 31, 2014
Unrealized holding gains on securities arising during the period	$7,389	$458	$5	$(2,748)	$5,104
Realized gains on securities sold	(666)	0	(5)	235	(437)
Impairment loss recognized in earnings	27	0	0	(9)	17
Change in unrealized gains (losses) on marketable securities, net	$6,750	$458	$(1)	$(2,523)	$4,685

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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$852	$956
Additions for:
Previously impaired securities	0	19
Newly impaired securities	0	8
Reductions for:
Securities sold and paid down	(52)	(40)
Ending balance	$799	$943
The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2015, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$93,229	$12,491	$3,206	$108,925	$108,112
After one year through five years	504,782	57,388	0	562,170	551,461
After five years through ten years	219,377	55,314	467	275,158	269,159
After ten years	11,545	0	0	11,545	10,871
Mortgage- and asset-backed securities	342,503	132,720	0	475,224	468,027
Total	$1,171,436	$257,913	$3,673	$1,433,022	$1,407,631

Note 5 Long-Term Debt

In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the March 31, 2015, fair value of $294.7 million using a 196 basis point spread to the ten-year U.S. Treasury Note of 1.925%.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At March 31, 2015, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended March 31,
	2015	2014
Earnings before income taxes	$16,236	$14,647
Income taxes at statutory rate	5,683	5,126
Effect of:
Dividends-received deduction	(104)	(107)
Tax-exempt interest	(724)	(702)
Other	228	3
Provision for income taxes as shown on the Consolidated Statements of Earnings	$5,082	$4,320
GAAP effective tax rate	31.3%	29.5%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended March 31,
	2015	2014
Income tax payments	$750	$0
Interest payments on debt	6,875	6,875
Interest payments on capital leases	22	16
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $54.5 million and $51.2 million, respectively, at March 31, 2015, and December 31, 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended March 31,
	2015	2014
Balance at Beginning of Period
Unpaid losses on known claims	$235,037	$221,447
IBNR losses	277,482	262,660
LAE	155,658	162,469
Total unpaid losses and LAE	668,177	646,577
Reinsurance recoverables	(14,370)	(14,431)
Unpaid losses and LAE, net of reinsurance recoverables	653,808	632,146
Current Activity
Loss and LAE incurred:
Current accident year	257,785	256,776
Prior accident years	(2,142)	(3,074)
Total loss and LAE incurred	255,643	253,702
Loss and LAE payments:
Current accident year	(81,907)	(80,818)
Prior accident years	(165,770)	(156,683)
Total loss and LAE payments	(247,677)	(237,502)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	661,773	648,346
Add back reinsurance recoverables	13,982	14,544
Total unpaid losses and LAE	675,755	662,890
Unpaid losses on known claims	241,483	226,659
IBNR losses	278,863	272,159
LAE	155,409	164,072
Total unpaid losses and LAE	$675,755	$662,890

The $2.1 million of favorable reserve development during the three months ended March 31, 2015, was primarily due to decreases in loss adjustment expense in Florida bodily injury coverages and in California property damage and bodily injury coverages related to accident year 2013.

The $3.1 million of favorable reserve development during the three months ended March 31, 2014, was primarily due to a decrease in frequency in accident year 2013 in Florida personal injury protection and material damage coverages in the states of California, Georgia and Pennsylvania.

Note 9 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed in the Form 10-K for the year ended December 31, 2014. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2014.

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
We also face, in the ordinary course of business, lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASB. Under this guidance we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line-items “Unpaid losses and LAE” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the Consolidated Statements of Earnings within “Losses and LAE” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.
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
For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended March 31,
	2015			2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$174	$(61)	$113	$(62)	$22	$(40)
Effect on other comprehensive income	16	(6)	11	657	(230)	427
Accumulated change in postretirement benefit liability, end of period	190	(66)	123	595	(208)	387

Accumulated unrealized gains on investments, net, beginning of period	35,972	(12,590)	23,382	25,638	(8,973)	16,665
Other comprehensive income before reclassification	8,416	(2,946)	5,470	7,852	(2,748)	5,104
Reclassification adjustment for other-than-temporary impairments included in net income	381	(134)	248	27	(9)	17
Reclassification adjustment for realized gains included in net income	(1,551)	543	(1,008)	(672)	235	(437)
Effect on other comprehensive income	7,247	(2,536)	4,711	7,208	(2,523)	4,685
Accumulated unrealized gains on investments, net, end of period	43,218	(15,126)	28,092	32,846	(11,496)	21,350

Accumulated other comprehensive income, beginning of period	36,145	(12,651)	23,494	25,576	(8,952)	16,624
Change in postretirement benefit liability	16	(6)	11	657	(230)	427
Change in unrealized gains on investments, net	7,247	(2,536)	4,711	7,208	(2,523)	4,685
Effect on other comprehensive income	7,263	(2,542)	4,721	7,865	(2,753)	5,112
Accumulated other comprehensive income, end of period	$43,408	$(15,193)	$28,216	$33,441	$(11,704)	$21,737

Note 11 Subsequent Event

On April 21, 2015, we closed on a $20 million purchase for a 120,493 square foot building located in Birmingham, Alabama. The purchase was made with internally generated funds. The building will serve as our new headquarters, replacing our currently leased building. We expect to see a reduction in net operating expenses once employees are relocated to the new headquarters, which is currently planned for the first half of 2016, although no assurances can be made in this regard.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than temporary impairments for credit losses), loss cost trends, and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW
During the first three months of 2015 total gross written premium grew 3.6% compared with the same period of 2014. The majority of this growth came from California personal auto and countrywide Commercial Vehicle, which grew a combined 14.6% compared with the prior year. Partially offsetting premium growth in these two areas was premium decline of 42.7% for the combined states of Georgia, Nevada and Pennsylvania as we have shifted our focus in these states to renewal only business. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended March 31, 2015, were $11.2 million and $0.97, respectively, compared with $10.3 million and $0.89, respectively, for the three months ended March 31, 2014. The increase in diluted earnings per share for the three months ended March 31, 2015, was primarily due to an improvement in underwriting profitability.
Included in net earnings for the three months ended March 31, 2015, was $1.4 million ($2.1 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to decreases in loss adjustment expense in Florida bodily injury coverages and in California property damage and bodily injury coverages related to accident year 2013. Included in net earnings for the three months ended March 31, 2014, was $2.0 million ($3.1 million pre-tax) of favorable development on prior accident year loss and LAE reserves.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through March 31, 2015.

	Accident Year Combined Ratio Developed Through				Prior Accident Year (Favorable) / Unfavorable Development	($ in millions) Prior Accident Year (Favorable) / Unfavorable Development
Accident Year	Dec 2013	Mar 2014	Dec 2014	Mar 2015	YTD 2015	YTD 2015
Prior						$0.3
2007	92.2%	92.2%	92.1%	92.1%	(0.0)%	(0.2)
2008	91.3%	91.3%	91.2%	91.1%	(0.0)%	(0.4)
2009	92.3%	92.3%	92.4%	92.4%	0.1%	0.5
2010	99.6%	99.5%	99.2%	99.3%	0.1%	0.7
2011	100.3%	100.2%	100.1%	100.1%	0.0%	0.1
2012	99.8%	100.1%	100.1%	100.0%	(0.0)%	(0.5)
2013	97.7%	97.4%	96.8%	96.6%	(0.2)%	(2.3)
2014		97.8%	96.4%	96.4%	(0.0)%	(0.3)
2015 YTD				97.0%
						$(2.1)
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended March 31, 2015, was $8.7 million compared with $8.8 million for the three months ended March 31, 2014.
Our book value per share increased 1.6% from $60.75 at December 31, 2014, to $61.73 at March 31, 2015. This increase was primarily due to an increase in unrealized gains and earnings partially offset by dividends for the three months ended March 31, 2015.

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
We classify the states in which we operate into two categories:

•	“Focus States” – These states include Arizona, California, Florida, and Texas.

•	“Other States” – Includes Georgia, Nevada and Pennsylvania where we currently offer renewals only, as well as additional states where we are running off our writings.
Georgia, Nevada and Pennsylvania were previously included in the Focus States category. All prior period data has been adjusted to reflect the updated state classification.
We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.
Our net earned premium was as follows ($ in thousands):

	Three months ended March 31,
	2015	2014	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$341,302	$322,454	$18,848	5.8%
Other States	14,927	26,357	(11,429)	(43.4)%
Total Personal Auto	356,229	348,811	7,418	2.1%
Commercial Vehicle	31,276	25,464	5,812	22.8%
Classic Collector	3,141	2,906	234	8.1%
Total gross written premium	390,645	377,181	13,464	3.6%
Ceded reinsurance	(3,572)	(2,931)	(641)	21.9%
Net written premium	387,073	374,249	12,823	3.4%
Change in unearned premium	(54,966)	(46,570)	(8,396)	18.0%
Net earned premium	$332,106	$327,679	$4,427	1.4%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At March 31,
	2015	2014	Change	% Change
Policies in Force
Personal Auto
Focus States	773,928	781,107	(7,179)	(0.9)%
Other States	41,744	68,052	(26,308)	(38.7)%
Total Personal Auto	815,672	849,159	(33,487)	(3.9)%
Commercial Vehicle	46,357	40,750	5,607	13.8%
Classic Collector	40,983	39,705	1,278	3.2%
Total policies in force	903,012	929,614	(26,602)	(2.9)%

Gross written premium grew 3.6% during the first three months of 2015 when compared with the same period of 2014. During the first three months of 2015 Infinity implemented rate revisions in various states with an overall rate increase of 1.5%. Excluding the effect of rate changes in California and Florida, the states in which we write the most premium, the overall rate increase was 0.8%. Policies in force at March 31, 2015, decreased 2.9% compared with the same period in 2014. Gross written premium grew despite the decline in policies in force primarily due to an increase in average premiums per policy in California.
During the first three months of 2015 personal auto insurance gross written premium in our Focus States grew 5.8% when compared with the same period of 2014. The increase in gross written premium was primarily due to growth in California, which grew 13.3% during the first three months of 2015 when compared with the first three months of 2014, and was primarily due to our focus on territories with higher average written premium and an increase in new business. The growth in the Focus States during the first three months of 2015 was partially offset by declining gross written premium in the Other States as we discontinued writing new business in Georgia, Nevada and Pennsylvania effective January 1, 2015.
Commercial Vehicle gross written premium grew 22.8% during the first three months of 2015 when compared with the same period of 2014. This growth was primarily due to new and renewal policy growth and higher average premium in Florida, California and Texas.
Gross written premium in our Classic Collector product grew 8.1% during the first three months of 2015 when compared with the same period of 2014. This growth was primarily due to growth in renewal business in Florida, Texas, North Carolina and California.

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
While we report financial results in accordance with GAAP for shareholder and other users’ purposes, we report it on a statutory basis for insurance regulatory purposes. We evaluate underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium; and (ii) underwriting expenses incurred, net of installment and other fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned; on a statutory basis these items are expensed as incurred. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.
The following tables present the statutory and GAAP combined ratios:

	Three months ended March 31,
	2015			2014			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	77.2%	17.2%	94.4%	78.6%	17.5%	96.1%	(1.4)%	(0.3)%	(1.8)%
Other States	90.4%	16.1%	106.5%	76.4%	17.8%	94.3%	14.0%	(1.7)%	12.2%
Total Personal Auto	78.0%	17.1%	95.1%	78.4%	17.5%	95.9%	(0.4)%	(0.4)%	(0.8)%
Commercial Vehicle	71.7%	16.9%	88.6%	73.7%	17.6%	91.3%	(2.0)%	(0.7)%	(2.7)%
Classic Collector	39.4%	30.3%	69.7%	45.8%	34.1%	79.9%	(6.4)%	(3.8)%	(10.2)%
Total statutory ratios	77.2%	17.3%	94.5%	77.5%	17.8%	95.3%	(0.4)%	(0.4)%	(0.8)%
Total statutory ratios excluding development	77.8%	17.3%	95.2%	78.5%	17.8%	96.2%	(0.7)%	(0.4)%	(1.1)%
GAAP ratios	77.0%	19.4%	96.3%	77.4%	19.4%	96.8%	(0.4)%	(0.1)%	(0.5)%
GAAP ratios excluding development	77.6%	19.4%	97.0%	78.4%	19.4%	97.8%	(0.7)%	(0.1)%	(0.8)%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three months ended March 31, 2015, decreased by 0.8 point from the same period of 2014. The first three months of 2015 included $2.1 million of favorable development on prior accident year loss and LAE reserves, while the first three months of 2014 included $3.1 million of favorable development on prior accident year loss and LAE reserves. Excluding the effect of development, the statutory combined ratio decreased 1.1 points for the three months ended March 31, 2015, compared with the same period of 2014.
The GAAP combined ratio for the three months ended March 31, 2015, decreased by 0.5 point from the same period of 2014. Excluding the effect of development, the GAAP combined ratio decreased by 0.8 point for the three months ended March 31, 2015, compared with the same period of 2014. The decline in both the statutory and GAAP combined ratios excluding development is primarily due to a decrease in the California accident year combined ratio.
Losses from catastrophes were $0.1 million for the three months ended March 31, 2015. There were no catastrophe losses for the three months ended March 31, 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The 1.4 points decline in the Focus States loss & LAE ratio for the three months ended March 31, 2015, is primarily due to improvement in calendar year loss ratios in Florida, Texas and California as a result of favorable development from prior accident year loss and LAE reserves as well as an increase in average earned premiums.
The combined ratio in the Other States increased by 12.2 points during the three months ended March 31, 2015. The increase is primarily due to unfavorable development from prior accident year loss and LAE reserves in the states of Georgia and Nevada.
The combined ratio in Commercial Vehicle decreased by 2.7 points, during the three months ended March 31, 2015, compared with the same period of 2014, primarily due to favorable development from prior accident year loss and LAE reserves.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Installment and Other Fee Income
Installment and other fee income, which is primarily made up of installment and other fees charged to policyholders, was relatively flat for the three months ended March 31, 2015, compared with the same period of 2014, increasing from $24.3 million to $24.6 million.
Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended March 31,
	2015	2014
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,815	$8,833
Dividends on equity securities	500	514
Gross investment income	9,314	9,347
Investment expenses	(578)	(549)
Net investment income	8,736	8,798
Average investment balance, at cost	$1,578,750	$1,556,841
Annualized returns excluding realized gains and losses	2.2%	2.3%
Annualized returns including realized gains and losses	2.5%	2.4%
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will continue to decline gradually as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

The following table provides information about our fixed maturity investments at March 31, 2015, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

($ in thousands)	Expected Principal Cash Flows
	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2015	$53,054	$104,270	$157,323	2.3%
2016	78,348	141,030	219,378	2.4%
2017	95,036	202,032	297,068	2.2%
2018	51,183	97,760	148,944	2.5%
2019	33,410	119,467	152,877	2.6%
Thereafter	138,593	222,011	360,604	3.0%
Total	$449,623	$886,571	$1,336,193	2.5%
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, $ in thousands):

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(381)	$452	$71	$(27)	$666	$639
Equities	0	1,098	1,098	0	0	0
Short-term investments	0	0	0	0	5	5
Total	$(381)	$1,551	$1,169	$(27)	$672	$645

For our securities held with unrealized losses, we believe, based on our analysis, that (i) we will recover our cost basis in these securities; and (ii) we do not intend to sell the securities nor is it more likely than not that there will be a requirement to sell the securities before they recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to predict accurately if or when a specific security will become impaired, charges for other-than-temporary impairments could be material to results of operations in a future period.

Interest Expense
At March 31, 2015, we had $275 million of Senior Notes outstanding that accrue interest at 5.0% (the "5.0% Senior Notes"). We recognized $3.4 million of interest expense on the Senior Notes in the Consolidated Statements of Earnings for both the three months ended March 31, 2015, and 2014. Refer to Note 5 to the Consolidated Financial Statements for additional information on the Senior Notes.
Income Taxes
Our GAAP effective tax rate for the three months ended March 31, 2015, was 31.3% compared with 29.5% for the same period of 2014. The GAAP effective tax rate has increased in 2015 primarily as a result of an improvement in the underwriting profit, which is taxed at 35%. Refer to Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of March 31, 2015, the holding company had $136.3 million of cash and investments. In 2015 our insurance subsidiaries may pay us up to $68.1 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2015, our insurance subsidiaries have paid us ordinary dividends of $15.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $33.9 million during the three months ended March 31, 2015, compared with positive operating cash flows of $54.5 million during the three months ended March 31, 2014.
At March 31, 2015, we had $275 million principal outstanding of Senior Notes. The Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At March 31, 2015, there were no borrowings outstanding under the credit agreement.
In June 2013 we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2015 we increased our quarterly dividend to $0.43 per share from $0.36 per share. At this current amount, our 2015 annualized dividend payments would be approximately $19.7 million.

On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. During the first quarter of 2015 we repurchased 25,800 shares at an average cost, excluding commissions, of $77.46 per share.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2015 our catastrophe reinsurance protection covers 100% of $55 million in excess of $5 million. Our excess of loss reinsurance provides protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Premium ceded under all reinsurance agreements for the three months ended March 31, 2015, was $3.6 million, compared with $2.9 million for the same period of 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments
Our consolidated investment portfolio at March 31, 2015, contained approximately $1.4 billion in fixed maturity securities, $94.5 million in equity securities and $1.8 million in short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At March 31, 2015, we had pre-tax net unrealized gains of $25.4 million on fixed maturities and pre-tax net unrealized gains of $17.8 million on equity securities. Combined, the pre-tax net unrealized gain increased by $7.2 million for the three months ended March 31, 2015. This increase occurred primarily in the fixed portfolio due to lower market interest rates. The average option adjusted duration of our fixed maturity portfolio was 3.0 years at March 31, 2015, compared with 3.1 years at December 31, 2014.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.3% of our fixed maturity investments at March 31, 2015, were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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
Our Level 1 securities are U.S. Treasury securities, an exchange-traded fund and equity securities held in a rabbi trust. Our Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Our Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments; (ii) securities whose fair value is determined based on unobservable inputs; and (iii) securities that nationally recognized statistical rating organizations do not rate.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at March 31, 2015, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$66,013	$66,569	4.4%
State and municipal	493,901	504,700	33.0%
Mortgage- and asset-backed:
Residential mortgage-backed securities	339,035	345,884	22.6%
Commercial mortgage-backed securities	66,885	66,992	4.4%
Asset-backed securities ("ABS"):
Auto loans	45,994	46,127	3.0%
Equipment leases	10,183	10,244	0.7%
Credit card receivables	4,515	4,516	0.3%
Whole business	755	762	0.0%
Home equity	505	535	0.0%
Student loans	110	118	0.0%
Tax liens	46	46	0.0%
Total ABS	62,107	62,348	4.1%
Total mortgage- and asset-backed	468,027	475,224	31.1%
Corporates
Investment grade	256,102	261,686	17.1%
Non-investment grade	123,586	124,843	8.2%
Total corporates	379,689	386,529	25.3%
Total fixed maturities	1,407,631	1,433,022	93.7%
Equity securities	76,625	94,453	6.2%
Short-term investments	1,820	1,819	0.1%
Total investments	$1,486,075	$1,529,294	100.0%
We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at March 31, 2015, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$66,569	$0	$0	$0	$0	$66,569	4.6%
State and municipal	114,599	287,526	102,565	0	10	504,700	35.2%
Mortgage- and asset-backed	425,838	41,277	7,346	762	0	475,224	33.2%
Corporates	0	19,748	114,843	127,095	124,843	386,529	27.0%
Total fair value	$607,006	$348,551	$224,754	$127,858	$124,853	$1,433,022	100.0%
% of total fair value	42.4%	24.3%	15.7%	8.9%	8.7%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fixed income portfolio contains no securities issued by any single issuer that exceed 1% of the fair value of the fixed income portfolio.
The following table presents the credit rating and fair value of our state and municipal bond portfolio, by state, at March 31, 2015, ($ in thousands):

	Rating
State	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
NY	$3,814	$49,179	$16,879	$0	$10	$69,883	13.8%
CA	4,309	28,586	5,816	0	0	38,712	7.7%
TX	13,834	9,708	5,607	0	0	29,149	5.8%
WA	648	22,955	1,652	0	0	25,255	5.0%
GA	11,882	2,298	9,705	0	0	23,884	4.7%
MD	16,509	7,157	0	0	0	23,666	4.7%
NC	12,991	10,153	0	0	0	23,144	4.6%
NJ	1,676	1,088	17,255	0	0	20,019	4.0%
PA	0	10,273	8,030	0	0	18,303	3.6%
VA	7,677	9,673	0	0	0	17,350	3.4%
All other states	41,260	136,455	37,620	0	0	215,335	42.7%
Total fair value	$114,599	$287,526	$102,565	$0	$10	$504,700	100.0%
% of total fair value	22.7%	57.0%	20.3%	0.0%	0.0%	100.0%
The following table presents the fair value of our state and municipal bond portfolio, by state and type of bond, at March 31, 2015, ($ in thousands):

	Type
	General Obligation
State	State	Local	Revenue	Certificate of Participation	Other	Total Fair Value	% of Total Exposure
NY	$7,534	$8,305	$54,045	$0	$0	$69,883	13.8%
CA	7,792	14,277	16,642	0	0	38,712	7.7%
TX	1,400	11,217	16,532	0	0	29,149	5.8%
WA	7,084	2,956	15,215	0	0	25,255	5.0%
GA	11,882	1,097	10,906	0	0	23,884	4.7%
MD	5,190	15,585	2,892	0	0	23,666	4.7%
NC	6,927	2,001	14,215	0	0	23,144	4.6%
NJ	3,533	0	16,486	0	0	20,019	4.0%
PA	5,154	774	12,375	0	0	18,303	3.6%
VA	1,007	6,532	9,811	0	0	17,350	3.4%
All other states	52,553	23,432	132,979	4,469	1,903	215,335	42.7%
Total fair value	$110,055	$86,176	$302,098	$4,469	$1,903	$504,700	100.0%
% of total fair value	21.8%	17.1%	59.9%	0.9%	0.4%	100.0%

The following table presents the fair value of the revenue category of our state and municipal bond portfolio, by state and further classification, at March 31, 2015, ($ in thousands):

	Revenue Bonds
State	Transportation	Utilities	Education	Other	Total Fair Value	% of Total Exposure
NY	$27,073	$0	$5,923	$21,049	$54,045	17.9%
CA	8,093	5,438	0	3,112	16,642	5.5%
TX	3,518	1,872	4,241	6,902	16,532	5.5%
NJ	1,960	0	6,569	7,957	16,486	5.5%
WA	0	11,892	0	3,323	15,215	5.0%
CO	0	0	9,073	5,164	14,237	4.7%
NC	0	4,062	0	10,153	14,215	4.7%
PA	8,030	0	2,742	1,602	12,375	4.1%
MN	0	2,058	0	9,725	11,783	3.9%
GA	6,422	3,393	0	1,090	10,906	3.6%
All other states	17,327	16,916	17,448	67,972	119,662	39.6%
Total fair value	$72,424	$45,630	$45,995	$138,048	$302,098	100.0%
% of total fair value	24.0%	15.1%	15.2%	45.7%	100.0%
The following table presents the credit rating and fair value of our residential mortgage-backed securities at March 31, 2015, by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2003	$547	$0	$0	$0	$0	$547	0.2%
2004	4,693	0	0	0	0	4,693	1.4%
2005	1,023	0	0	0	0	1,023	0.3%
2006	7,931	0	0	0	0	7,931	2.3%
2007	2,521	0	0	0	0	2,521	0.7%
2008	7,751	0	0	0	0	7,751	2.2%
2009	9,695	0	0	0	0	9,695	2.8%
2010	24,988	0	0	0	0	24,988	7.2%
2011	50,689	0	0	0	0	50,689	14.7%
2012	30,551	0	0	0	0	30,551	8.8%
2013	81,537	0	0	0	0	81,537	23.6%
2014	79,435	0	0	0	0	79,435	23.0%
2015	44,524	0	0	0	0	44,524	12.9%
Total fair value	$345,884	$0	$0	$0	$0	$345,884	100.0%
% of total fair value	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%
All of the $345.9 million of residential mortgage-backed securities were issued by government-sponsored enterprises (“GSE”) or by Government National Mortgage Association ("GNMA").

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our commercial mortgage-backed securities at March 31, 2015, by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2005	$1,274	$0	$0	$0	$0	$1,274	1.9%
2006	10,187	0	0	0	0	10,187	15.2%
2007	24,928	7,280	0	0	0	32,208	48.1%
2008	2,694	5,390	0	0	0	8,084	12.1%
2010	3,677	0	0	0	0	3,677	5.5%
2011	1,243	0	0	0	0	1,243	1.9%
2012	4,160	0	0	0	0	4,160	6.2%
2013	1,433	0	0	0	0	1,433	2.1%
2014	4,726	0	0	0	0	4,726	7.1%
Total fair value	$54,322	$12,670	$0	$0	$0	$66,992	100.0%
% of total fair value	81.1%	18.9%	0.0%	0.0%	0.0%	100.0%
None of the $67.0 million of commercial mortgage-backed securities were issued by GSEs.

The following table presents the credit rating and fair value of our ABS portfolio at March 31, 2015, by deal origination year ($ in thousands):

	Rating
Deal Origination Year	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
2001	$85	$0	$0	$0	$0	$85	0.1%
2003	450	0	0	0	0	450	0.7%
2011	118	32	0	0	0	150	0.2%
2012	7,054	5,848	60	0	0	12,962	20.8%
2013	13,281	11,043	2,051	0	0	26,375	42.3%
2014	4,644	8,278	1,981	0	0	14,903	23.9%
2015	0	3,407	3,254	762	0	7,423	11.9%
Total fair value	$25,632	$28,607	$7,346	$762	$0	$62,348	100.0%
% of total fair value	41.1%	45.9%	11.8%	1.2%	0.0%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our corporate bond portfolio, by industry sector and rating of bond, at March 31, 2015, ($ in thousands):

	Rating
Industry Sector	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Financial	$0	$16,028	$80,053	$36,232	$8,081	$140,395	36.3%
Consumer, Non-cyclical	0	2,042	14,766	16,565	19,703	53,076	13.7%
Communications	0	0	1,645	17,543	25,299	44,487	11.5%
Energy	0	1,678	3,260	19,178	17,335	41,451	10.7%
Consumer, Cyclical	0	0	6,660	14,033	19,370	40,063	10.4%
Industrial	0	0	0	8,740	13,064	21,804	5.6%
Utilities	0	0	4,451	8,412	4,322	17,185	4.4%
Technology	0	0	1,745	1,400	11,917	15,062	3.9%
Basic Materials	0	0	594	4,991	5,565	11,150	2.9%
Diversified	0	0	1,669	0	187	1,856	0.5%
Total fair value	$0	$19,748	$114,843	$127,095	$124,843	$386,529	100.0%
% of total fair value	0.0%	5.1%	29.7%	32.9%	32.3%	100.0%

Included in our investments in corporate fixed income securities at March 31, 2015, are $54.6 million of dollar-denominated investments with issuers or guarantors in foreign countries, as follows ($ in thousands):

	Rating
Issuer or Guarantor	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
Britain	$0	$4,452	$13,895	$0	$0	$18,347	33.6%
Canada	0	3,777	1,737	1,649	4,642	11,806	21.6%
Australia	0	1,664	3,990	0	0	5,654	10.4%
France	0	2,042	2,684	0	0	4,726	8.7%
Switzerland	0	0	2,718	0	0	2,718	5.0%
Japan	0	0	2,649	0	0	2,649	4.8%
Cayman Islands	0	0	1,669	0	279	1,948	3.6%
Netherlands	0	0	1,721	0	0	1,721	3.2%
New Zealand	0	1,703	0	0	0	1,703	3.1%
Norway	0	1,678	0	0	0	1,678	3.1%
Sweden	0	1,677	0	0	0	1,677	3.1%
Total fair value	$0	$16,992	$31,063	$1,649	$4,922	$54,626	100.0%
% of total fair value	0.0%	31.1%	56.9%	3.0%	9.0%	100.0%

We do not own any investments that are denominated in a currency other than the U.S. dollar.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2015, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2014, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2014.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings nor have there been any material developments in our legal proceedings disclosed in our Form 10-K for the year ended December 31, 2014. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in the Form 10-K for the year ended December 31, 2014.

ITEM 1A
Risk Factors
There have been no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2014. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in the Form 10-K for the year ended December 31, 2014.
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2015 - January 31, 2015	7,100	$74.56	7,100	$73,534,463
February 1, 2015 - February 28, 2015	5,700	74.13	5,700	73,111,755
March 1, 2015 - March 31, 2015	13,000	80.51	13,000	72,064,780
Total	25,800	$77.46	25,800	$72,064,780

(a)	Average price paid per share excludes commissions.

(b)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program from December 31, 2014, to December 31, 2016.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
May 7, 2015		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)