Form 10-Q
period 2015-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2015-08-06
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 11,384,811 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ in thousands, except per share data)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Earned premium	$340,504	$333,024	2.2%	$672,610	$660,703	1.8%
Installment and other fee income	24,556	23,845	3.0%	49,117	48,185	1.9%
Net investment income	9,202	9,110	1.0%	17,938	17,909	0.2%
Net realized gains on investments[1]	214	1,846	(88.4)%	1,384	2,491	(44.5)%
Other income	281	128	118.9%	681	279	143.8%
Total revenues	374,757	367,954	1.8%	741,730	729,567	1.7%
Costs and Expenses:
Losses and loss adjustment expenses	262,784	256,935	2.3%	518,427	510,637	1.5%
Commissions and other underwriting expenses	86,272	89,725	(3.8)%	175,101	177,698	(1.5)%
Interest expense	3,459	3,451	0.2%	6,918	6,904	0.2%
Corporate general and administrative expenses	2,123	2,696	(21.3)%	4,026	4,222	(4.6)%
Other expenses	452	5	NM	1,355	317	327.9%
Total costs and expenses	355,090	352,811	0.6%	705,827	699,777	0.9%
Earnings before income taxes	19,667	15,143	29.9%	35,903	29,789	20.5%
Provision for income taxes	6,174	4,476	38.0%	11,257	8,795	28.0%
Net Earnings	$13,493	$10,667	26.5%	$24,646	$20,994	17.4%
Net Earnings per Common Share:
Basic	$1.18	$0.93	26.9%	$2.16	$1.84	17.4%
Diluted	1.18	0.92	28.3%	2.14	1.81	18.2%
Average Number of Common Shares:
Basic	11,408	11,435	(0.2)%	11,417	11,432	(0.1)%
Diluted	11,483	11,583	(0.9)%	11,517	11,581	(0.6)%
Cash Dividends per Common Share	$0.43	$0.36	19.4%	$0.86	$0.72	19.4%

[1]Net realized gains before impairment losses	$423	$1,852	(77.2)%	$1,973	$2,524	(21.8)%
Total other-than-temporary impairment (OTTI) losses	(208)	(1)	NM	(590)	(894)	(34.0)%
Non-credit portion in other comprehensive income	0	0	0.0%	0	885	NM
OTTI losses reclassified from other comprehensive income	0	(5)	NM	0	(25)	NM
Net impairment losses recognized in earnings	(208)	(6)	NM	(590)	(33)	NM
Total net realized gains on investments	$214	$1,846	(88.4)%	$1,384	$2,491	(44.5)%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings	$13,493	$10,667	$24,646	$20,994
Other comprehensive income before tax:
Net change in postretirement benefit liability	16	(3)	33	655
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(13,472)	15,517	(5,056)	23,370
Less: Reclassification adjustments for gains included in net earnings	(214)	(1,846)	(1,384)	(2,491)
Unrealized (losses) gains on investments, net	(13,687)	13,671	(6,440)	20,879
Other comprehensive (loss) income, before tax	(13,670)	13,669	(6,407)	21,534
Income tax benefit (expense) related to components of other comprehensive income	4,785	(4,784)	2,242	(7,537)
Other comprehensive (loss) income, net of tax	(8,886)	8,885	(4,164)	13,997
Comprehensive income	$4,607	$19,552	$20,482	$34,991

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts in line descriptions)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,428,944 and $1,412,417)	$1,440,771	$1,431,843
Equity securities – at fair value (cost $76,691 and $77,862)	94,397	94,408
Short-term investments - at fair value (amortized cost $4,123 and $803)	4,121	803
Total investments	1,539,290	1,527,054
Cash and cash equivalents	60,481	84,541
Accrued investment income	13,520	12,976
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,248 and $15,510	541,541	483,638
Property and equipment, net of accumulated depreciation of $69,112 and $63,929	77,923	55,880
Prepaid reinsurance premium	5,912	4,809
Recoverables from reinsurers (includes $794 and $161 on paid losses and LAE)	14,949	14,530
Deferred policy acquisition costs	99,344	90,428
Current and deferred income taxes	24,056	20,022
Receivable for securities sold	0	4,549
Other assets	12,967	11,108
Goodwill	75,275	75,275
Total assets	$2,465,257	$2,384,812
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$681,028	$668,177
Unearned premium	652,948	589,260
Long-term debt (fair value $287,576 and $291,044)	275,000	275,000
Commissions payable	18,522	18,673
Payable for securities purchased	11,100	17,173
Other liabilities	124,105	118,870
Total liabilities	1,762,702	1,687,153
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,773,580 and 21,728,032 shares issued)	21,773	21,745
Additional paid-in capital	374,499	372,368
Retained earnings	740,444	725,651
Accumulated other comprehensive income, net of tax	19,330	23,494
Treasury stock, at cost (10,347,489 and 10,244,672 shares)	(453,491)	(445,599)
Total shareholders’ equity	702,555	697,659
Total liabilities and shareholders’ equity	$2,465,257	$2,384,812
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	20,994	—	—	20,994
Net change in postretirement benefit liability	—	—	—	426	—	426
Change in unrealized gain on investments	—	—	—	13,831	—	13,831
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(260)	—	(260)
Comprehensive income						34,991
Dividends paid to common shareholders	—	—	(8,283)	—	—	(8,283)
Shares issued and share-based compensation expense, including tax benefit	45	2,438	—	—	—	2,483
Acquisition of treasury stock	—	—	—	—	(5,163)	(5,163)
Balance at June 30, 2014	$21,729	$371,340	$697,722	$30,621	$(440,625)	$680,787
Net earnings	—	—	36,207	—	—	36,207
Net change in postretirement benefit liability	—	—	—	(273)	—	(273)
Change in unrealized gain on investments	—	—	—	(7,021)	—	(7,021)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	167	—	167
Comprehensive income						29,080
Dividends paid to common shareholders	—	—	(8,278)	—	—	(8,278)
Shares issued and share-based compensation expense, including tax benefit	16	1,027	—	—	—	1,044
Acquisition of treasury stock	—	—	—	—	(4,973)	(4,973)
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	24,646	—	—	24,646
Net change in postretirement benefit liability	—	—	—	21	—	21
Change in unrealized gain on investments	—	—	—	(4,478)	—	(4,478)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	292	—	292
Comprehensive income						20,482
Dividends paid to common shareholders	—	—	(9,853)	—	—	(9,853)
Shares issued and share-based compensation expense, including tax benefit	28	2,132	—	—	—	2,160
Acquisition of treasury stock	—	—	—	—	(7,892)	(7,892)
Balance at June 30, 2015	$21,773	$374,499	$740,444	$19,330	$(453,491)	$702,555
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Three months ended June 30,
	2015	2014
Operating Activities:
Net earnings	$13,493	$10,667
Adjustments:
Depreciation	2,941	2,659
Amortization	5,211	5,500
Net realized gains on investments	(214)	(1,846)
Loss on disposal of property and equipment	123	0
Share-based compensation expense	1,069	1,876
Excess tax benefits from share-based payment arrangements	(298)	(96)
Activity related to rabbi trust	(16)	43
Change in accrued investment income	(1,489)	(1,091)
Change in agents’ balances and premium receivable	(11,572)	(1,537)
Change in reinsurance receivables	(759)	(592)
Change in deferred policy acquisition costs	(1,180)	690
Change in other assets	(5,072)	(709)
Change in unpaid losses and loss adjustment expenses	5,272	2,332
Change in unearned premium	8,514	(2,266)
Change in other liabilities	7,889	(1,242)
Net cash provided by operating activities	23,911	14,388
Investing Activities:
Purchases of fixed maturities	(137,518)	(115,716)
Purchases of short-term investments	(2,628)	0
Purchases of property and equipment	(26,065)	(7,702)
Maturities and redemptions of fixed maturities	59,775	31,990
Maturities and redemptions of short-term investments	285	1,200
Proceeds from sale of fixed maturities	56,704	52,380
Proceeds from sale of equity securities	0	4,999
Net cash used in investing activities	(49,448)	(32,849)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	68	83
Excess tax benefits from share-based payment arrangements	298	96
Principal payments under capital lease obligation	(128)	(141)
Acquisition of treasury stock	(5,733)	(3,185)
Dividends paid to shareholders	(4,922)	(4,144)
Net cash used in financing activities	(10,416)	(7,292)
Net decrease in cash and cash equivalents	(35,953)	(25,753)
Cash and cash equivalents at beginning of period	96,434	84,892
Cash and cash equivalents at end of period	$60,481	$59,139

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net earnings	$24,646	$20,994
Adjustments:
Depreciation	5,923	5,199
Amortization	11,099	11,267
Net realized gains on investments	(1,384)	(2,491)
Loss (gain) on disposal of property and equipment	238	(27)
Share-based compensation expense	1,728	1,708
Excess tax benefits from share-based payment arrangements	(298)	(151)
Activity related to rabbi trust	11	61
Change in accrued investment income	(543)	(706)
Change in agents’ balances and premium receivable	(57,903)	(43,194)
Change in reinsurance receivables	(1,521)	(1,738)
Change in deferred policy acquisition costs	(8,916)	(5,759)
Change in other assets	(3,340)	1,845
Change in unpaid losses and loss adjustment expenses	12,850	18,645
Change in unearned premium	63,688	44,742
Change in other liabilities	5,099	4,311
Net cash provided by operating activities	51,378	54,705
Investing Activities:
Purchases of fixed maturities	(287,674)	(299,244)
Purchases of equity securities	(2,000)	(2,600)
Purchases of short-term investments	(3,660)	(200)
Purchases of property and equipment	(28,204)	(12,951)
Maturities and redemptions of fixed maturities	106,503	73,191
Maturities and redemptions of short-term investments	285	2,600
Proceeds from sale of fixed maturities	152,136	117,339
Proceeds from sale of equity securities	4,489	4,999
Proceeds from sale of property and equipment	0	30
Net cash used in investing activities	(58,125)	(116,836)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	133	624
Excess tax benefits from share-based payment arrangements	298	151
Principal payments under capital lease obligation	(246)	(275)
Acquisition of treasury stock	(7,645)	(5,160)
Dividends paid to shareholders	(9,853)	(8,283)
Net cash used in financing activities	(17,313)	(12,942)
Net decrease in cash and cash equivalents	(24,060)	(75,072)
Cash and cash equivalents at beginning of period	84,541	134,211
Cash and cash equivalents at end of period	$60,481	$59,139
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
We have evaluated events that occurred after June 30, 2015, for recognition or disclosure in our financial statements and the notes to the financial statements.
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

Recently Issued Accounting Standards
In May 2015 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to the disclosure for short-duration contracts. The guidance requires additional disclosures related to the liability for unpaid claims and claim adjustment expenses in an effort to increase transparency and comparability. The standard is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively.  The new guidance will have no impact on our results of operations or financial position.
In April 2015 the FASB issued an ASU related to the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The standard is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively.  The new guidance will have no material impact on our results of operations or financial position.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance. The proposed ASU 2015-240 would change the effective date from fiscal years beginning after December 15, 2016, to fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

Note 2 Computation of Net Earnings per Share

The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings	$13,493	$10,667	$24,646	$20,994
Average basic shares outstanding	11,408	11,435	11,417	11,432
Basic net earnings per share	$1.18	$0.93	$2.16	$1.84

Average basic shares outstanding	11,408	11,435	11,417	11,432
Restricted stock not yet vested	14	62	13	59
Dilutive effect of assumed option exercises	0	0	0	1
Dilutive effect of Performance Share Plan	61	86	87	89
Average diluted shares outstanding	11,483	11,583	11,517	11,581
Diluted net earnings per share	$1.18	$0.92	$2.14	$1.81

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
June 30, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$60,481	$0	$0	$60,481
Fixed maturity securities:
U.S. government	69,223	56	0	69,279
State and municipal	0	502,266	10	502,276
Mortgage-backed securities:
Residential	0	344,411	0	344,411
Commercial	0	72,025	0	72,025
Total mortgage-backed securities	0	416,435	0	416,435
Asset-backed securities	0	58,654	0	58,654
Corporates	0	391,703	2,423	394,127
Total fixed maturities	69,223	1,369,115	2,434	1,440,771
Equity securities	94,397	0	0	94,397
Short-term investments	0	4,121	0	4,121
Total cash and investments	$224,101	$1,373,236	$2,434	$1,599,771
Percentage of total cash and investments	14.0%	85.8%	0.2%	100.0%

	Fair Value
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,541	$0	$0	$84,541
Fixed maturity securities:
U.S. government	66,847	87	0	66,933
State and municipal	0	503,650	0	503,650
Mortgage-backed securities:
Residential	0	354,528	0	354,528
Commercial	0	50,838	0	50,838
Total mortgage-backed securities	0	405,366	0	405,366
Asset-backed securities	0	58,457	150	58,607
Corporates	0	394,152	3,134	397,286
Total fixed maturities	66,847	1,361,711	3,285	1,431,843
Equity securities	94,408	0	0	94,408
Short-term investments	0	803	0	803
Total cash and investments	$245,795	$1,362,514	$3,285	$1,611,594
Percentage of total cash and investments	15.3%	84.5%	0.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $287.6 million and $291.0 million fair value of our long-term debt at June 30, 2015, and December 31, 2014, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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
A third party nationally recognized pricing service provides the fair value of securities in Level 2. A summary of the significant valuation techniques and market inputs for each class of security follows:
U.S. Government: In determining the fair value for U.S. Government securities we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.
State and municipal: In determining the fair value for state and municipal securities we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.
Mortgage-backed securities: In determining the fair value for mortgage-backed securities we use the market approach and to a lesser extent the income approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data, industry and economic events and monthly payment information.
Asset-backed securities: In determining the fair value for asset-backed securities we use the market approach and to a lesser extent the income approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data, industry and economic events, monthly payment information and collateral performance.
Corporate: In determining the fair value for corporate securities we use the fair value approach. The primary inputs to the valuation models include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.
We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

	Three months ended June 30, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$10	$2,946	$46	$3,002
Total gains or (losses), unrealized or realized
Included in net earnings	0	12	0	12
Included in other comprehensive income	0	(28)	0	(28)
Settlements	0	(506)	(46)	(552)
Balance at end of period	$10	$2,423	$0	$2,434

	Three months ended June 30, 2014
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,054	$530	$5,583
Total gains or (losses), unrealized or realized
Included in net earnings	0	20	0	20
Included in other comprehensive income	0	(3)	(2)	(4)
Settlements	0	(501)	(148)	(649)
Balance at end of period	$0	$4,569	$380	$4,949

	Six months ended June 30, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$3,134	$150	$3,285
Total gains or (losses), unrealized or realized
Included in net earnings	0	(83)	0	(83)
Included in other comprehensive income	0	(43)	0	(42)
Settlements	0	(586)	(150)	(736)
Transfers in	10	0	0	10
Balance at end of period	$10	$2,423	$0	$2,434

	Six months ended June 30, 2014
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	29	0	29
Included in other comprehensive income	0	(59)	(2)	(60)
Settlements	0	(575)	(304)	(879)
Transfers in	0	0	0	0
Balance at end of period	$0	$4,569	$380	$4,949

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Of the $2.4 million fair value of securities in Level 3 at June 30, 2015, which consists of seven securities, we priced three based on non-binding broker quotes, two prices were provided by our unaffiliated money manager and two securities, which were included in Level 3 because they were not rated by a nationally recognized statistical rating organization, were priced by a nationally recognized pricing service.
During the six months ended June 30, 2015, one security was transferred from Level 2 into Level 3 because it was no longer rated by a nationally recognized statistical rating organization. There were no transfers of securities between Levels 1 and 2.
The gains or losses included in net earnings are included in the line item "Net realized gains on investments" in the Consolidated Statements of Earnings. We recognize the net gains or losses included in other comprehensive income in the line item "Unrealized (losses) gains on investments, net" in the Consolidated Statements of Comprehensive Income and the line item "Change in unrealized gain on investments" or the line item "Change in non-credit component of impairment losses on fixed maturities" in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$60,481	$60,481	$84,541	$84,541
Investments
Fixed maturities	1,440,771	1,440,771	1,431,843	1,431,843
Equity securities	94,397	94,397	94,408	94,408
Short-term	4,121	4,121	803	803
Total cash and investments	$1,599,771	$1,599,771	$1,611,594	$1,611,594
Liabilities:
Long-term debt	$275,000	$287,576	$275,000	$291,044

Refer to Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2015, were $56.7 million and $156.6 million, respectively. The proceeds for the three and six months ended June 30, 2014, were $57.4 million and $122.3 million, respectively. There was no receivable for unsettled sales as of June 30, 2015 or 2014.
Gross gains of $0.5 million and gross losses of $0.1 million were realized on sales of available for sale securities during the three months ended June 30, 2015, compared with gross gains of $1.9 million and gross losses of $0.1 million realized on sales during the three months ended June 30, 2014. Gross gains of $2.7 million and gross losses of $0.7 million were realized on sales of available for sale securities during the six months ended June 30, 2015, compared with gross gains of $2.7 million and gross losses of $0.2 million realized on sales during the six months ended June 30, 2014. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	June 30, 2015
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$68,979	$387	$(87)	$69,279	$0
State and municipal	494,780	8,117	(621)	502,276	(69)
Mortgage-backed securities:
Residential	342,421	4,531	(2,541)	344,411	(2,660)
Commercial	72,179	162	(316)	72,025	0
Total mortgage-backed securities	414,600	$4,693	(2,858)	$416,435	(2,660)
Asset-backed securities	58,459	210	(15)	58,654	(8)
Corporates	392,125	4,757	(2,756)	394,127	(246)
Total fixed maturities	1,428,944	18,164	(6,337)	1,440,771	(2,983)
Equity securities	76,691	17,706	0	94,397	0
Short-term investments	4,123	0	(2)	4,121	0
Total	$1,509,758	$35,870	$(6,339)	$1,539,290	$(2,983)

	December 31, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$66,625	$502	$(193)	$66,933	$0
State and municipal	493,350	10,637	(337)	503,650	(69)
Mortgage-backed securities:
Residential	349,371	6,547	(1,390)	354,528	(2,914)
Commercial	50,914	182	(258)	50,838	0
Total mortgage-backed securities	400,285	6,729	(1,648)	405,366	(2,914)
Asset-backed securities	58,546	131	(70)	58,607	(8)
Corporates	393,611	5,999	(2,324)	397,286	(441)
Total fixed maturities	1,412,417	23,998	(4,572)	1,431,843	(3,433)
Equity securities	77,862	16,546	0	94,408	0
Short-term investments	803	0	(1)	803	0
Total	$1,491,082	$40,544	$(4,573)	$1,527,054	$(3,433)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
June 30, 2015
Fixed maturities:
U.S. government	9	$17,112	$(63)	0.4%	4	$5,165	$(24)	0.5%
State and municipal	60	149,383	(621)	0.4%	0	0	0	0.0%
Mortgage-backed securities:
Residential	159	118,336	(1,388)	1.2%	64	46,853	(1,153)	2.4%
Commercial	11	36,809	(222)	0.6%	3	14,254	(94)	0.7%
Total mortgage-backed securities	170	155,145	(1,610)	1.0%	67	61,107	(1,247)	2.0%
Asset-backed securities	12	10,760	(10)	0.1%	2	1,156	(4)	0.4%
Corporates	116	160,029	(2,522)	1.6%	8	10,222	(234)	2.2%
Total fixed maturities	367	492,429	(4,827)	1.0%	81	77,650	(1,510)	1.9%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	3	3,621	(2)	0.1%	0	0	0	0.0%
Total	370	$496,050	$(4,829)	1.0%	81	$77,650	$(1,510)	1.9%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2014
Fixed maturities:
U.S. government	2	$5,275	$(13)	0.3%	8	$21,051	$(180)	0.8%
State and municipal	45	108,721	(290)	0.3%	2	4,183	(47)	1.1%
Mortgage-backed securities:
Residential	24	12,855	(34)	0.3%	109	100,752	(1,356)	1.3%
Commercial	8	15,638	(122)	0.8%	5	9,519	(136)	1.4%
Total mortgage-backed securities	32	28,493	(156)	0.5%	114	110,271	(1,492)	1.3%
Asset-backed securities	24	23,351	(60)	0.3%	2	1,150	(9)	0.8%
Corporates	103	142,046	(1,820)	1.3%	16	19,865	(503)	2.5%
Total fixed maturities	206	307,886	(2,340)	0.8%	142	156,521	(2,232)	1.4%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	803	(1)	0.1%	0	0	0	0.0%
Total	208	$308,689	$(2,341)	0.8%	142	$156,521	$(2,232)	1.4%

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	June 30, 2015	December 31, 2014
Number of positions held with unrealized:
Gains	711	778
Losses	451	350
Number of positions held that individually exceed unrealized:
Gains of $500,000	3	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	92%	92%
Losses that were investment grade	88%	84%
Percentage of fair value held with unrealized:
Gains that were investment grade	93%	94%
Losses that were investment grade	89%	86%

 The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at June 30, 2015 ($ in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$381,565	$(2,994)	$(2,876)	$(118)	$0
Four months through six months	84,909	(1,396)	(905)	0	(491)
Seven months through nine months	24,560	(341)	(142)	(199)	0
Ten months through twelve months	9,352	(174)	(95)	(79)	0
Greater than twelve months	73,315	(1,433)	(1,433)	0	0
Total	$573,700	$(6,339)	$(5,452)	$(395)	$(491)
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Six months ended June 30, 2015
Unrealized holding gains (losses) on securities arising during the period	$(7,313)	$2,259	$(2)	$1,770	$(3,287)
Realized gains on securities sold	(875)	(1,098)	0	691	(1,283)
Impairment loss recognized in earnings	590	0	0	(206)	383
Change in unrealized gains (losses) on marketable securities, net	$(7,599)	$1,160	$(2)	$2,254	$(4,186)
Six months ended June 30, 2014
Unrealized holding gains on securities arising during the period	$18,850	$4,515	$5	$(8,179)	$15,190
Realized gains on securities sold	(1,246)	(1,273)	(5)	883	(1,641)
Impairment loss recognized in earnings	33	0	0	(12)	22
Change in unrealized gains (losses) on marketable securities, net	$17,638	$3,242	$(1)	$(7,308)	$13,571

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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Six months ended June 30,
	2015	2014
Beginning balance	$852	$956
Additions for:
Previously impaired securities	0	19
Newly impaired securities	0	13
Reductions for:
Securities sold and paid down	(85)	(74)
Ending balance	$766	$914
The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2015, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$70,725	$13,087	$7,326	$91,138	$90,524
After one year through five years	405,984	172,795	0	578,779	571,076
After five years through ten years	133,482	150,059	243	283,785	282,626
After ten years	6,011	5,970	0	11,980	11,657
Mortgage- and asset-backed securities	246,053	228,168	869	475,089	473,059
Total	$862,254	$570,079	$8,438	$1,440,771	$1,428,944

Note 5 Long-Term Debt

In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the June 30, 2015, fair value of $287.6 million using a 190 basis point spread to the ten-year U.S. Treasury Note of 2.355%.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At June 30, 2015, there were no borrowings outstanding under the Credit Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Earnings before income taxes	$19,667	$15,143	$35,903	$29,789
Income taxes at statutory rate	6,883	5,300	12,566	10,426
Effect of:
Dividends-received deduction	(144)	(144)	(248)	(251)
Tax-exempt interest	(584)	(701)	(1,308)	(1,403)
Other	19	20	247	23
Provision for income taxes as shown on the Consolidated Statements of Earnings	$6,174	$4,476	$11,257	$8,795
GAAP effective tax rate	31.4%	29.6%	31.4%	29.5%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income tax payments	$12,000	$6,200	$12,750	$6,200
Interest payments on debt	0	0	6,875	6,875
Interest payments on capital leases	$21	$14	43	29
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $56.8 million and $51.2 million, respectively, at June 30, 2015, and December 31, 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at Beginning of Period
Unpaid losses on known claims	$241,483	$226,659	$235,037	$221,447
IBNR losses	278,863	272,159	277,482	262,660
LAE	155,409	164,072	155,658	162,469
Total unpaid losses and LAE	675,755	662,890	668,177	646,577
Reinsurance recoverables	(13,982)	(14,544)	(14,370)	(14,431)
Unpaid losses and LAE, net of reinsurance recoverables	661,773	648,346	653,808	632,146
Current Activity
Loss and LAE incurred:
Current accident year	273,246	257,098	531,030	513,874
Prior accident years	(10,462)	(163)	(12,604)	(3,237)
Total loss and LAE incurred	262,784	256,935	518,427	510,637
Loss and LAE payments:
Current accident year	(164,762)	(153,772)	(246,670)	(234,590)
Prior accident years	(92,922)	(100,005)	(258,692)	(256,688)
Total loss and LAE payments	(257,684)	(253,776)	(505,362)	(491,278)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	666,873	651,505	666,873	651,505
Add back reinsurance recoverables	14,155	13,717	14,155	13,717
Total unpaid losses and LAE	681,028	665,222	681,028	665,222
Unpaid losses on known claims	245,863	225,040	245,863	225,040
IBNR losses	281,147	274,830	281,147	274,830
LAE	154,017	165,352	154,017	165,352
Total unpaid losses and LAE	$681,028	$665,222	$681,028	$665,222

The $10.5 million and $12.6 million of favorable reserve development during the three and six months ended June 30, 2015, respectively, was primarily due to decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014.

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended June 30,
	2015			2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$190	$(66)	$123	$595	$(208)	$387
Effect on other comprehensive income	16	(6)	11	(3)	1	(2)
Accumulated change in postretirement benefit liability, end of period	206	(72)	134	593	(208)	385

Accumulated unrealized gains on investments, net, beginning of period	43,218	(15,126)	28,092	32,846	(11,496)	21,350
Other comprehensive income before reclassification	(13,472)	4,715	(8,757)	15,517	(5,431)	10,086
Reclassification adjustment for other-than-temporary impairments included in net income	208	(73)	135	6	(2)	4
Reclassification adjustment for realized gains included in net income	(423)	148	(275)	(1,852)	648	(1,204)
Effect on other comprehensive income	(13,687)	4,790	(8,896)	13,671	(4,785)	8,886
Accumulated unrealized gains on investments, net, end of period	29,532	(10,336)	19,196	46,517	(16,281)	30,236

Accumulated other comprehensive income, beginning of period	43,408	(15,193)	28,216	33,441	(11,704)	21,737
Change in postretirement benefit liability	16	(6)	11	(3)	1	(2)
Change in unrealized gains on investments, net	(13,687)	4,790	(8,896)	13,671	(4,785)	8,886
Effect on other comprehensive income	(13,670)	4,785	(8,886)	13,669	(4,784)	8,885
Accumulated other comprehensive income, end of period	$29,738	$(10,408)	$19,330	$47,110	$(16,488)	$30,621

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30,
	2015			2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$174	$(61)	$113	$(62)	$22	$(40)
Effect on other comprehensive income	33	(12)	21	655	(229)	426
Accumulated change in postretirement benefit liability, end of period	206	(72)	134	593	(208)	385

Accumulated unrealized gains on investments, net, beginning of period	35,972	(12,590)	23,382	25,638	(8,973)	16,665
Other comprehensive income before reclassification	(5,056)	1,770	(3,287)	23,370	(8,179)	15,190
Reclassification adjustment for other-than-temporary impairments included in net income	590	(206)	383	33	(12)	22
Reclassification adjustment for realized gains included in net income	(1,973)	691	(1,283)	(2,524)	883	(1,641)
Effect on other comprehensive income	(6,440)	2,254	(4,186)	20,879	(7,308)	13,571
Accumulated unrealized gains on investments, net, end of period	29,532	(10,336)	19,196	46,517	(16,281)	30,236

Accumulated other comprehensive income, beginning of period	36,145	(12,651)	23,494	25,576	(8,952)	16,624
Change in postretirement benefit liability	33	(12)	21	655	(229)	426
Change in unrealized gains on investments, net	(6,440)	2,254	(4,186)	20,879	(7,308)	13,571
Effect on other comprehensive income	(6,407)	2,242	(4,164)	21,534	(7,537)	13,997
Accumulated other comprehensive income, end of period	$29,738	$(10,408)	$19,330	$47,110	$(16,488)	$30,621

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends, and competitive conditions in our key Focus States. We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW
During the second quarter and first six months of 2015 total gross written premium grew 5.6% and 4.5%, respectively, compared with the same periods of 2014. The majority of this growth came from California personal auto and countrywide Commercial Vehicle, which grew a combined 16.2% and 15.4%, respectively, compared with the prior year. Partially offsetting premium growth in these two areas was premium decline of 38.3% and 40.8%, respectively, for the combined states of Georgia, Nevada and Pennsylvania as we have shifted our focus in these states to renewal only business. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium growth.
Net earnings and diluted earnings per share for the three months ended June 30, 2015, were $13.5 million and $1.18, respectively, compared with $10.7 million and $0.92, respectively, for the three months ended June 30, 2014. Net earnings and diluted earnings per share for the six months ended June 30, 2015, were $24.6 million and $2.14, respectively, compared with $21.0 million and $1.81, respectively, for the six months ended June 30, 2014. The increase in diluted earnings per share for the three and six months ended June 30, 2015, was primarily due to an increase in favorable development on prior accident year loss and loss adjustment expense reserves recognized during the first six months of 2015.
Included in net earnings for the three and six months ended June 30, 2015, was $6.8 million ($10.5 million pre-tax) and $8.2 million ($12.6 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014. Included in net earnings for the three and six months ended June 30, 2014, was $0.1 million ($0.2 million pre-tax) and $2.1 million ($3.2 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to a decrease in frequency in accident year 2013 in Florida personal injury protection and material damage coverages in California and Pennsylvania.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through June 30, 2015:

	Accident Year Combined Ratio Developed Through					Prior Accident Year (Favorable) / Unfavorable Development		($ in millions) Prior Accident Year (Favorable) / Unfavorable Development
Accident Year	Dec 2013	June 2014	Dec 2014	Mar 2015	June 2015	Q2 2015	YTD 2015	Q2 2015	YTD 2015
Prior								$(0.8)	$(0.4)
2007	92.2%	92.2%	92.1%	92.1%	92.1%	0.0%	0.0%	0.0	(0.3)
2008	91.3%	91.3%	91.2%	91.1%	91.1%	0.0%	(0.1)%	(0.3)	(0.7)
2009	92.3%	92.3%	92.4%	92.4%	92.4%	0.0%	0.1%	0.0	0.5
2010	99.6%	99.3%	99.2%	99.3%	99.3%	0.0%	0.1%	(0.1)	0.6
2011	100.3%	100.4%	100.1%	100.1%	100.0%	(0.1)%	(0.1)%	(0.7)	(0.7)
2012	99.8%	100.2%	100.1%	100.0%	99.9%	(0.1)%	(0.1)%	(1.2)	(1.7)
2013	97.7%	97.4%	96.8%	96.6%	96.3%	(0.3)%	(0.5)%	(4.4)	(6.7)
2014		97.4%	96.4%	96.4%	96.2%	(0.2)%	(0.2)%	(2.9)	(3.3)
2015 YTD				97.0%	97.7%
								$(10.5)	$(12.6)
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended June 30, 2015, was $9.2 million compared with $9.1 million for the three months ended June 30, 2014. Pre-tax net investment income for both the six months ended June 30, 2015 and 2014 was $17.9 million.
Our book value per share increased 1.2% from $60.75 at December 31, 2014, to $61.49 at June 30, 2015. This increase was primarily due to earnings partially offset by dividends and a decrease in unrealized gains for the six months ended June 30, 2015.

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
We classify the states in which we operate into two categories:

•	“Focus States” – These states include Arizona, California, Florida and Texas.

•	“Other States” – Include Georgia, Nevada and Pennsylvania where we currently offer renewals only, as well as additional states where we are running off our writings.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended June 30,
	2015	2014	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$302,916	$279,810	$23,106	8.3%
Other States	12,669	20,904	(8,235)	(39.4)%
Total Personal Auto	315,584	300,714	14,870	4.9%
Commercial Vehicle	32,214	28,512	3,701	13.0%
Classic Collector	4,702	4,455	247	5.5%
Total gross written premium	352,500	333,681	18,819	5.6%
Ceded reinsurance	(3,887)	(3,535)	(352)	10.0%
Net written premium	348,613	330,146	18,466	5.6%
Change in unearned premium	(8,109)	2,878	(10,986)	(381.8)%
Net earned premium	$340,504	$333,024	$7,480	2.2%

	Six months ended June 30,
	2015	2014	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$644,217	$602,264	$41,953	7.0%
Other States	27,596	47,261	(19,665)	(41.6)%
Total Personal Auto	671,813	649,525	22,288	3.4%
Commercial Vehicle	63,489	53,976	9,513	17.6%
Classic Collector	7,843	7,362	481	6.5%
Total gross written premium	743,145	710,862	32,283	4.5%
Ceded reinsurance	(7,460)	(6,466)	(993)	15.4%
Net written premium	735,685	704,396	31,290	4.4%
Change in unearned premium	(63,075)	(43,693)	(19,382)	44.4%
Net earned premium	$672,610	$660,703	$11,907	1.8%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our policies in force:

	At June 30,
	2015	2014	Change	% Change
Policies in Force
Personal Auto:
Focus States	777,284	775,614	1,670	0.2%
Other States	35,528	61,630	(26,102)	(42.4)%
Total Personal Auto	812,812	837,244	(24,432)	(2.9)%
Commercial Vehicle	47,666	42,507	5,159	12.1%
Classic Collector	41,084	40,287	797	2.0%
Total policies in force	901,562	920,038	(18,476)	(2.0)%

Gross written premium grew 5.6% and 4.5% during the second quarter and first six months of 2015, respectively, when compared with the same periods of 2014. During the first six months of 2015 Infinity implemented rate revisions in various states with an overall rate increase of 4.9%. Policies in force at June 30, 2015, decreased 2.0% compared with the same period in 2014. Gross written premium grew despite the decline in policies in force primarily due to an increase in average premiums per policy in California.
During the second quarter and first six months of 2015 personal auto insurance gross written premium in our Focus States grew 8.3% and 7.0%, respectively, when compared with the same periods of 2014. The increase in gross written premium was primarily due to growth in California, which grew 16.8% and 15.0% during the second quarter and first six months of 2015, respectively, when compared with the same periods of 2014. The growth in California was primarily due to an increase in new business as a result of an improving economy and higher average written premiums. The growth in the Focus States during the second quarter and first six months of 2015 was partially offset by declining gross written premium in the Other States as we discontinued writing new business in Georgia, Nevada and Pennsylvania effective January 1, 2015.
Commercial Vehicle gross written premium grew 13.0% and 17.6% during the second quarter and first six months of 2015, respectively, when compared with the same periods of 2014. This growth was primarily due to new and renewal policy growth and higher average premium in California, Florida and Texas.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present the statutory and GAAP combined ratios:

	Three months ended June 30,
	2015			2014			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	74.9%	16.7%	91.5%	77.8%	17.9%	95.7%	(2.9)%	(1.2)%	(4.1)%
Other States	116.8%	13.0%	129.8%	75.1%	17.4%	92.6%	41.6%	(4.4)%	37.2%
Total Personal Auto	77.0%	16.5%	93.5%	77.5%	17.9%	95.4%	(0.6)%	(1.3)%	(1.9)%
Commercial Vehicle	85.2%	15.3%	100.4%	75.4%	17.5%	92.9%	9.8%	(2.2)%	7.5%
Classic Collector	74.1%	27.1%	101.2%	56.6%	31.2%	87.9%	17.4%	(4.2)%	13.3%
Total statutory ratios	77.4%	16.6%	93.9%	77.3%	18.0%	95.2%	0.1%	(1.4)%	(1.3)%
Total statutory ratios excluding development	79.4%	16.6%	95.9%	79.0%	18.0%	97.0%	0.3%	(1.4)%	(1.1)%
GAAP ratios	77.2%	18.1%	95.3%	77.2%	19.8%	96.9%	0.0%	(1.7)%	(1.6)%
GAAP ratios excluding development	79.2%	18.1%	97.3%	78.9%	19.8%	98.7%	0.3%	(1.7)%	(1.4)%

	Six months ended June 30,
	2015			2014			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	75.7%	16.9%	92.7%	78.2%	17.7%	95.9%	(2.4)%	(0.7)%	(3.2)%
Other States	102.5%	14.7%	117.2%	75.8%	17.7%	93.5%	26.7%	(3.0)%	23.7%
Total Personal Auto	77.2%	16.9%	94.1%	78.0%	17.7%	95.7%	(0.7)%	(0.8)%	(1.6)%
Commercial Vehicle	81.4%	16.1%	97.5%	74.6%	17.6%	92.1%	6.9%	(1.5)%	5.4%
Classic Collector	57.0%	28.4%	85.3%	51.2%	32.4%	83.6%	5.7%	(4.0)%	1.7%
Total statutory ratios	77.3%	17.0%	94.2%	77.4%	17.9%	95.3%	(0.1)%	(0.9)%	(1.0)%
Total statutory ratios excluding development	79.1%	17.0%	96.1%	77.9%	17.9%	95.7%	1.3%	(0.9)%	0.4%
GAAP ratios	77.1%	18.7%	95.8%	77.3%	19.6%	96.9%	(0.2)%	(0.9)%	(1.1)%
GAAP ratios excluding development	79.0%	18.7%	97.7%	77.8%	19.6%	97.4%	1.2%	(0.9)%	0.3%

In evaluating the profit performance of our business, we review underwriting profitability using statutory combined ratios. Accordingly, the discussion of underwriting results that follows will focus on these ratios and the components thereof, unless otherwise indicated.

The statutory combined ratio for the three and six months ended June 30, 2015, decreased by 1.3 points and 1.0 point from the same periods of 2014. The second quarter and first six months of 2015 included $10.5 million and $12.6 million, respectively, of favorable development on prior accident year loss and LAE reserves primarily due to decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014. The second quarter and first six months of 2014 included $0.2 million and $3.2 million, respectively, of favorable development on prior accident year loss and LAE reserves. The second quarter of 2015 included $3.7 million of unfavorable development from the first accident quarter of the year compared with $5.7 million of favorable development recognized from the first accident quarter of 2014 during the second quarter of 2014. Excluding the effect of development, the statutory combined ratio decreased 1.1 points during the second quarter, but increased 0.4 point for the six months ended June 30, 2015, compared with the same periods of 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The GAAP combined ratio for the three and six months ended June 30, 2015, decreased by 1.6 points and 1.1 points, respectively, from the same periods of 2014. Excluding the effect of development, the GAAP combined ratio decreased by 1.4 points during the second quarter of 2015. For the six months ended June 30, 2015, the GAAP combined ratio excluding development increased 0.3 point, primarily due to a higher accident year loss ratio as a result of increasing loss costs in personal injury protection, collision coverages and property damage, somewhat offset by a declining expense ratio primarily due to lower salary expenses.
Losses from catastrophes were $1.0 million and $1.1 million for the three and six months ended June 30, 2015, respectively, compared with $1.9 million for both the three and six months ended June 30, 2014.
The 2.9 points and 2.4 points decline in the Focus States loss & LAE ratio for the three and six months ended June 30, 2015, is primarily due to improvement in calendar year loss ratios as a result of favorable development from prior accident year loss and LAE reserves in Florida, as well as an increase in average earned premiums in California.
The combined ratio in the Other States increased by 37.2 points and 23.7 points during the three and six months ended June 30, 2015, respectively, from the same periods of 2014. The increase is primarily due to a deterioration in the current accident year combined ratio in Pennsylvania, as well as favorable development in the first six months of 2014 from prior accident year loss and LAE reserves in Pennsylvania.
The combined ratio in Commercial Vehicle increased by 7.5 points and 5.4 points during the three and six months ended June 30, 2015, respectively, compared with the same periods of 2014, primarily due to increases in both frequency and severity, resulting in higher new business loss ratios, particularly in Florida.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Installment and Other Fee Income
Installment and other fees charged to policyholders was $24.6 million and $49.1 million for the three and six months ended June 30, 2015, respectively, compared with $23.8 million and $48.2 million, respectively, for the three and six months ended June 30, 2014. The increase in fee income during the second quarter and first six months of 2015 was primarily related to the premium growth in California.
Net Investment Income
Net investment income is comprised of gross investment income and investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$9,081	$8,963	$17,896	$17,795
Dividends on equity securities	688	689	1,188	1,204
Gross investment income	9,769	9,652	19,083	18,999
Investment expenses	(567)	(542)	(1,145)	(1,090)
Net investment income	9,202	9,110	17,938	17,909
Average investment balance, at cost	$1,571,086	$1,554,125	$1,572,481	$1,554,837
Annualized returns excluding realized gains and losses	2.3%	2.3%	2.3%	2.3%
Annualized returns including realized gains and losses	2.4%	2.8%	2.5%	2.6%
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will continue to decline gradually as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

The following table provides information about our fixed maturity investments at June 30, 2015, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. MBS and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

($ in thousands)	Expected Principal Cash Flows
	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2015	$31,557	$67,534	$99,091	2.2%
2016	78,820	118,515	197,334	2.3%
2017	96,016	206,111	302,126	2.1%
2018	54,508	110,594	165,102	2.3%
2019	36,460	125,914	162,373	2.5%
Thereafter	157,115	279,223	436,338	3.1%
Total	$454,475	$907,890	$1,362,366	2.5%
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, $ in thousands):

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(208)	$423	$214	$(6)	$580	$573
Equities	0	0	0	0	1,273	1,273
Short-term investments	0	0	0	0	0	0
Total	$(208)	$423	$214	$(6)	$1,852	$1,846

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(590)	$875	$285	$(33)	$1,246	$1,213
Equities	0	1,098	1,098	0	1,273	1,273
Short-term investments	0	0	0	0	5	5
Total	$(590)	$1,973	$1,384	$(33)	$2,524	$2,491

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

Interest Expense
At June 30, 2015, we had $275 million of Senior Notes outstanding that accrue interest at 5.0% (the "5.0% Senior Notes"). We recognized $3.4 million and $6.9 million of interest expense on the 5.0% Senior Notes in the Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and 2014, respectively. Refer to Note 5 to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate for both the three and six months ended June 30, 2015, was 31.4%, compared with 29.6% and 29.5% for the three and six months ended June 30, 2014. The GAAP effective tax rate has increased in 2015 primarily as a result of an improvement in the underwriting profit, which is taxed at 35%. Refer to Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of June 30, 2015, the holding company had $141.7 million of cash and investments. In 2015 our insurance subsidiaries may pay us up to $68.1 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2015, our insurance subsidiaries have paid us ordinary dividends of $30.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premium in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $22.1 million and $56.1 million during the three and six months ended June 30, 2015, respectively, compared with positive operating cash flows of $8.0 million and $62.5 million, respectively, during the three and six months ended June 30, 2014.
At June 30, 2015, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At June 30, 2015, there were no borrowings outstanding under the credit agreement.
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

On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. During the first quarter of 2015 we repurchased 25,800 shares at an average cost, excluding commissions, of $77.46 per share. During the second quarter of 2015 we repurchased 60,300 shares at an average cost, excluding commissions, of $75.56 per share. As of June 30, 2015 we had $67.5 million of authority remaining under this program.
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
Premium ceded under all reinsurance agreements for the three and six months ended June 30, 2015, was $3.9 million and $7.5 million, compared with $3.5 million and $6.5 million for the same periods of 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments
Our consolidated investment portfolio at June 30, 2015, contained approximately $1.4 billion in fixed maturity securities, $94.4 million in equity securities and $4.1 million in short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At June 30, 2015, we had pre-tax net unrealized gains of $11.8 million on fixed maturities and pre-tax net unrealized gains of $17.7 million on equity securities. Combined, the pre-tax net unrealized gain declined by $6.4 million for the six months ended June 30, 2015. This decrease occurred primarily in the fixed portfolio due to higher market interest rates. The average option adjusted duration of our fixed maturity portfolio was 3.3 years at June 30, 2015, compared with 3.1 years at December 31, 2014.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.5% of our fixed maturity investments at June 30, 2015, were rated “investment grade,” and as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at June 30, 2015, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$68,979	$69,279	4.5%
State and municipal	494,780	502,276	32.6%
Mortgage- and asset-backed:
Residential mortgage-backed securities	342,421	344,411	22.4%
Commercial mortgage-backed securities	72,179	72,025	4.7%
Asset-backed securities:
Auto loans	42,886	43,011	2.8%
Equipment leases	9,690	9,734	0.6%
Credit card receivables	4,515	4,515	0.3%
Whole business	753	756	0.0%
Home equity	505	522	0.0%
Student loans	110	117	0.0%
Total ABS	58,459	58,654	3.8%
Total mortgage- and asset-backed	473,059	475,089	30.9%
Corporates
Investment grade	268,503	270,991	17.6%
Non-investment grade	123,623	123,136	8.0%
Total corporates	392,125	394,127	25.6%
Total fixed maturities	1,428,944	1,440,771	93.6%
Equity securities	76,691	94,397	6.1%
Short-term investments	4,123	4,121	0.3%
Total investments	$1,509,758	$1,539,290	100.0%
We categorize securities by rating based upon ratings issued by Moody's, Standard & Poor's or Fitch, where available. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at June 30, 2015, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$66,965	$2,314	$0	$0	$0	$69,279	4.8%
State and municipal	121,003	294,232	87,031	0	10	502,276	34.9%
Mortgage- and asset-backed	430,537	35,962	6,375	2,215	0	475,089	33.0%
Corporates	1,693	17,625	120,617	131,057	123,136	394,127	27.4%
Total fair value	$620,198	$350,134	$214,022	$133,272	$123,146	$1,440,771	100.0%
% of total fair value	43.0%	24.3%	14.9%	9.3%	8.5%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2015, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2014, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2014.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings nor have there been any material developments in our legal proceedings disclosed in our Form 10-K for the year ended December 31, 2014. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, in our Form 10-K for the year ended December 31, 2014.

ITEM 1A
Risk Factors
There have been no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2014. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2014.
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
April 1, 2015 - April 30, 2015	29,617	$79.79	12,900	$71,036,639
May 1, 2015 - May 31, 2015	17,800	73.08	17,800	69,735,279
June 1, 2015 - June 30, 2015	29,600	75.25	29,600	67,506,931
Total	77,017	$76.49	60,300	$67,506,931

(a)	Includes 16,717 shares surrendered to cover the withholding taxes related to the issuance of shares under the performance share plan.

(b)	Average price paid per share excludes commissions.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROGER SMITH
August 6, 2015		Roger Smith
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)