Form 10-Q
period 2015-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2015-11-05
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 11,255,768 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ in thousands, except per share data)
(unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Earned premium	$338,586	$332,977	1.7%	$1,011,197	$993,680	1.8%
Installment and other fee income	24,005	23,254	3.2%	73,122	71,439	2.4%
Net investment income	9,970	8,754	13.9%	27,908	26,663	4.7%
Net realized (losses) gains on investments[1]	(410)	1,013	(140.5)%	974	3,503	(72.2)%
Other income	232	162	42.8%	913	442	106.7%
Total revenues	372,383	366,160	1.7%	1,114,113	1,095,727	1.7%
Costs and Expenses:
Losses and loss adjustment expenses	256,063	248,483	3.1%	774,489	759,120	2.0%
Commissions and other underwriting expenses	86,779	90,560	(4.2)%	261,880	268,258	(2.4)%
Interest expense	3,457	3,450	0.2%	10,375	10,354	0.2%
Corporate general and administrative expenses	1,726	1,790	(3.6)%	5,752	6,012	(4.3)%
Other expenses	1,545	151	924.7%	2,900	467	520.4%
Total costs and expenses	349,569	344,433	1.5%	1,055,396	1,044,211	1.1%
Earnings before income taxes	22,814	21,727	5.0%	58,717	51,516	14.0%
Provision for income taxes	7,077	6,872	3.0%	18,333	15,667	17.0%
Net Earnings	$15,737	$14,855	5.9%	$40,384	$35,849	12.7%
Net Earnings per Common Share:
Basic	$1.39	$1.30	6.9%	$3.55	$3.13	13.4%
Diluted	1.38	1.29	7.0%	3.52	3.10	13.5%
Average Number of Common Shares:
Basic	11,321	11,451	(1.1)%	11,385	11,438	(0.5)%
Diluted	11,383	11,554	(1.5)%	11,474	11,572	(0.9)%
Cash Dividends per Common Share	$0.43	$0.36	19.4%	$1.29	$1.08	19.4%

[1]Net realized (losses) gains before impairment losses	$(287)	$1,034	(127.8)%	$1,686	$3,558	(52.6)%
Total other-than-temporary impairment (OTTI) losses	(123)	(24)	419.2%	(713)	(917)	(22.3)%
Non-credit portion in other comprehensive income	0	2	NM	0	888	NM
OTTI losses reclassified from other comprehensive income	0	0	NM	0	(25)	NM
Net impairment losses recognized in earnings	(123)	(21)	475.9%	(713)	(55)	NM
Total net realized (losses) gains on investments	$(410)	$1,013	(140.5)%	$974	$3,503	(72.2)%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net earnings	$15,737	$14,855	$40,384	$35,849
Other comprehensive income before tax:
Net change in postretirement benefit liability	16	(3)	49	652
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(11,301)	(10,232)	(16,357)	13,138
Less: Reclassification adjustments for losses (gains) included in net earnings	410	(1,013)	(974)	(3,503)
Unrealized (losses) gains on investments, net	(10,891)	(11,245)	(17,331)	9,634
Other comprehensive (loss) income, before tax	(10,875)	(11,247)	(17,281)	10,287
Income tax benefit (expense) related to components of other comprehensive income	3,806	3,937	6,049	(3,600)
Other comprehensive (loss) income, net of tax	(7,069)	(7,311)	(11,233)	6,686
Comprehensive income	$8,669	$7,544	$29,151	$42,535

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts in line descriptions)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,404,698 and $1,412,417)	$1,415,130	$1,431,843
Equity securities – at fair value (cost $81,797 and $77,862)	90,006	94,408
Short-term investments - at fair value (amortized cost $5,214 and $803)	5,214	803
Total investments	1,510,350	1,527,054
Cash and cash equivalents	70,605	84,541
Accrued investment income	12,387	12,976
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,554 and $15,510	537,746	483,638
Property and equipment, net of accumulated depreciation of $71,445 and $63,929	79,562	55,880
Prepaid reinsurance premium	6,179	4,809
Recoverables from reinsurers (includes $775 and $161 on paid losses and LAE)	15,965	14,530
Deferred policy acquisition costs	98,573	90,428
Current and deferred income taxes	27,297	20,022
Receivable for securities sold	2,659	4,549
Other assets	16,436	11,108
Goodwill	75,275	75,275
Total assets	$2,453,035	$2,384,812
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$679,018	$668,177
Unearned premium	645,047	589,260
Long-term debt (fair value $286,223 and $291,044)	275,000	275,000
Commissions payable	18,957	18,673
Payable for securities purchased	13,016	17,173
Other liabilities	124,898	118,870
Total liabilities	1,755,937	1,687,153
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,766,073 and 21,728,032 shares issued)	21,776	21,745
Additional paid-in capital	374,689	372,368
Retained earnings	751,323	725,651
Accumulated other comprehensive income, net of tax	12,261	23,494
Treasury stock, at cost (10,468,867 and 10,244,672 shares)	(462,951)	(445,599)
Total shareholders’ equity	697,098	697,659
Total liabilities and shareholders’ equity	$2,453,035	$2,384,812
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	35,849	—	—	35,849
Net change in postretirement benefit liability	—	—	—	424	—	424
Change in unrealized gain on investments	—	—	—	6,430	—	6,430
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(168)	—	(168)
Comprehensive income						42,535
Dividends paid to common shareholders	—	—	(12,425)	—	—	(12,425)
Shares issued and share-based compensation expense, including tax benefit	58	3,293	—	—	—	3,350
Acquisition of treasury stock	—	—	—	—	(8,750)	(8,750)
Balance at September 30, 2014	$21,742	$372,195	$708,435	$23,311	$(444,213)	$681,469
Net earnings	—	—	21,352	—	—	21,352
Net change in postretirement benefit liability	—	—	—	(271)	—	(271)
Change in unrealized gain on investments	—	—	—	380	—	380
Change in non-credit component of impairment losses on fixed maturities	—	—	—	74	—	74
Comprehensive income						21,536
Dividends paid to common shareholders	—	—	(4,136)	—	—	(4,136)
Shares issued and share-based compensation expense, including tax benefit	4	173	—	—	—	177
Acquisition of treasury stock	—	—	—	—	(1,386)	(1,386)
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	40,384	—	—	40,384
Net change in postretirement benefit liability	—	—	—	32	—	32
Change in unrealized gain on investments	—	—	—	(11,703)	—	(11,703)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	438	—	438
Comprehensive income						29,151
Dividends paid to common shareholders	—	—	(14,711)	—	—	(14,711)
Shares issued and share-based compensation expense, including tax benefit	31	2,321	—	—	—	2,352
Acquisition of treasury stock	—	—	—	—	(17,353)	(17,353)
Balance at September 30, 2015	$21,776	$374,689	$751,323	$12,261	$(462,951)	$697,098
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Three months ended September 30,
	2015	2014
Operating Activities:
Net earnings	$15,737	$14,855
Adjustments:
Depreciation	3,193	2,769
Amortization	5,215	5,519
Net realized losses (gains) on investments	410	(1,013)
Loss on disposal of property and equipment	916	10
Share-based compensation expense	135	732
Excess tax benefits from share-based payment arrangements	0	(62)
Activity related to rabbi trust	(88)	(22)
Change in accrued investment income	1,133	1,278
Change in agents’ balances and premium receivable	3,795	(13,222)
Change in reinsurance receivables	(1,284)	206
Change in deferred policy acquisition costs	771	(1,348)
Change in other assets	(2,898)	(34)
Change in unpaid losses and loss adjustment expenses	(2,009)	7,976
Change in unearned premium	(7,900)	11,530
Change in other liabilities	1,336	3,801
Net cash provided by operating activities	18,461	32,976
Investing Activities:
Purchases of fixed maturities	(97,646)	(97,660)
Purchases of equity securities	(5,000)	0
Purchases of short-term investments	(4,752)	(7,720)
Purchases of property and equipment	(5,748)	(3,092)
Maturities and redemptions of fixed maturities	42,600	50,767
Maturities and redemptions of short-term investments	500	200
Proceeds from sale of fixed maturities	72,846	60,915
Proceeds from sale of short-term investments	3,086	6,864
Proceeds from sale of property and equipment	0	4
Net cash provided by investing activities	5,886	10,277
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	58	73
Excess tax benefits from share-based payment arrangements	0	62
Principal payments under capital lease obligation	(125)	(123)
Acquisition of treasury stock	(9,297)	(3,589)
Dividends paid to shareholders	(4,858)	(4,142)
Net cash used in financing activities	(14,222)	(7,719)
Net increase in cash and cash equivalents	10,124	35,534
Cash and cash equivalents at beginning of period	60,481	59,139
Cash and cash equivalents at end of period	$70,605	$94,672

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net earnings	$40,384	$35,849
Adjustments:
Depreciation	9,116	7,967
Amortization	16,314	16,786
Net realized gains on investments	(974)	(3,503)
Loss (gain) on disposal of property and equipment	1,155	(17)
Share-based compensation expense	1,863	2,441
Excess tax benefits from share-based payment arrangements	(298)	(213)
Activity related to rabbi trust	(77)	39
Change in accrued investment income	590	572
Change in agents’ balances and premium receivable	(54,108)	(56,416)
Change in reinsurance receivables	(2,805)	(1,532)
Change in deferred policy acquisition costs	(8,145)	(7,107)
Change in other assets	(6,238)	1,811
Change in unpaid losses and loss adjustment expenses	10,841	26,621
Change in unearned premium	55,787	56,272
Change in other liabilities	6,435	8,112
Net cash provided by operating activities	69,839	87,681
Investing Activities:
Purchases of fixed maturities	(385,319)	(396,904)
Purchases of equity securities	(7,000)	(2,600)
Purchases of short-term investments	(8,413)	(7,920)
Purchases of property and equipment	(33,953)	(16,043)
Maturities and redemptions of fixed maturities	149,102	123,958
Maturities and redemptions of short-term investments	785	2,800
Proceeds from sale of fixed maturities	224,982	178,254
Proceeds from sale of equity securities	4,489	4,999
Proceeds from sale of short-term investments	3,086	6,864
Proceeds from sale of property and equipment	0	34
Net cash used in investing activities	(52,240)	(106,558)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	191	697
Excess tax benefits from share-based payment arrangements	298	213
Principal payments under capital lease obligation	(371)	(398)
Acquisition of treasury stock	(16,942)	(8,749)
Dividends paid to shareholders	(14,711)	(12,425)
Net cash used in financing activities	(31,535)	(20,662)
Net decrease in cash and cash equivalents	(13,936)	(39,539)
Cash and cash equivalents at beginning of period	84,541	134,211
Cash and cash equivalents at end of period	$70,605	$94,672
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
We have evaluated events that occurred after September 30, 2015, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance. In August 2015 the FASB issued an ASU to defer the effective date from

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

fiscal years beginning after December 15, 2016, to fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

Note 2 Computation of Net Earnings per Share

The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net earnings	$15,737	$14,855	$40,384	$35,849
Average basic shares outstanding	11,321	11,451	11,385	11,438
Basic net earnings per share	$1.39	$1.30	$3.55	$3.13

Average basic shares outstanding	11,321	11,451	11,385	11,438
Restricted stock not yet vested	18	23	16	47
Dilutive effect of assumed option exercises	0	0	0	1
Dilutive effect of Performance Share Plan	45	79	73	86
Average diluted shares outstanding	11,383	11,554	11,474	11,572
Diluted net earnings per share	$1.38	$1.29	$3.52	$3.10

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
September 30, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$70,605	$0	$0	$70,605
Fixed maturity securities:
U.S. government	67,582	33	0	67,614
State and municipal	0	491,818	10	491,828
Mortgage-backed securities:
Residential	0	341,554	0	341,554
Commercial	0	71,404	0	71,404
Total mortgage-backed securities	0	412,958	0	412,958
Asset-backed securities	0	58,041	0	58,041
Corporates	0	382,699	1,989	384,688
Total fixed maturities	67,582	1,345,549	1,999	1,415,130
Equity securities	90,006	0	0	90,006
Short-term investments	0	5,214	0	5,214
Total cash and investments	$228,193	$1,350,763	$1,999	$1,580,955
Percentage of total cash and investments	14.4%	85.4%	0.1%	100.0%

	Fair Value
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,541	$0	$0	$84,541
Fixed maturity securities:
U.S. government	66,847	87	0	66,933
State and municipal	0	503,650	0	503,650
Mortgage-backed securities:
Residential	0	354,528	0	354,528
Commercial	0	50,838	0	50,838
Total mortgage-backed securities	0	405,366	0	405,366
Asset-backed securities	0	58,457	150	58,607
Corporates	0	394,152	3,134	397,286
Total fixed maturities	66,847	1,361,711	3,285	1,431,843
Equity securities	94,408	0	0	94,408
Short-term investments	0	803	0	803
Total cash and investments	$245,795	$1,362,514	$3,285	$1,611,594
Percentage of total cash and investments	15.3%	84.5%	0.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $286.2 million and $291.0 million fair value of our long-term debt at September 30, 2015, and December 31, 2014, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

	Three months ended September 30, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$10	$2,423	$0	$2,434
Total gains or (losses), unrealized or realized
Included in net earnings	(0)	6	0	6
Included in other comprehensive income	(0)	(10)	0	(10)
Sales	0	0	0	0
Settlements	0	(83)	0	(83)
Transfers in	0	0	0	0
Transfers out	0	(347)	0	(347)
Balance at end of period	$10	$1,989	$0	$1,999

	Three months ended September 30, 2014
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$4,569	$380	$4,949
Total gains or (losses), unrealized or realized
Included in net earnings	0	191	0	191
Included in other comprehensive income	0	(90)	0	(90)
Sales	0	(690)	0	(690)
Settlements	0	(271)	(118)	(389)
Transfers in	0	0	0	0
Transfers out	0	0	0	0
Balance at end of period	$0	$3,709	$262	$3,971

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$3,134	$150	$3,285
Total gains or (losses), unrealized or realized
Included in net earnings	(0)	(77)	0	(77)
Included in other comprehensive income	0	(53)	0	(53)
Sales	0	0	0	0
Settlements	0	(669)	(150)	(819)
Transfers in	10	0	0	10
Transfers out	0	(347)	0	(347)
Balance at end of period	$10	$1,989	$0	$1,999

	Nine months ended September 30, 2014
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	220	0	220
Included in other comprehensive income	0	(149)	(1)	(151)
Sales	0	(690)	0	(690)
Settlements	0	(846)	(422)	(1,268)
Transfers in	0	0	0	0
Transfers out	0	0	0	0
Balance at end of period	$0	$3,709	$262	$3,971

Of the $2.0 million fair value of securities in Level 3 at September 30, 2015, which consisted of five securities, we priced two based on non-binding broker quotes, one price was provided by our unaffiliated money manager and two securities, which were included in Level 3 because they were not rated by a nationally recognized statistical rating organization, were priced by a nationally recognized pricing service.
During the nine months ended September 30, 2015, one security was transferred from Level 2 into Level 3 because it was no longer rated by a nationally recognized statistical rating organization, and one security was transferred from Level 3 into Level 2 because its fair value was determinable using observable market inputs. There were no transfers of securities between Levels 1 and 2.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$70,605	$70,605	$84,541	$84,541
Investments
Fixed maturities	1,415,130	1,415,130	1,431,843	1,431,843
Equity securities	90,006	90,006	94,408	94,408
Short-term	5,214	5,214	803	803
Total cash and investments	$1,580,955	$1,580,955	$1,611,594	$1,611,594
Liabilities:
Long-term debt	$275,000	$286,223	$275,000	$291,044
Refer to Note 4 to the Consolidated Financial Statements for additional information on investments and Note 5 to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2015, were $75.9 million and $232.6 million, respectively. The proceeds for the three and nine months ended September 30, 2014, were $67.8 million and $190.1 million, respectively. The proceeds for the nine months ended September 30, 2015, were net of $2.7 million of receivable for unsettled sales as of September 30, 2015. The proceeds for the nine months ended September 30, 2014, were net of $1.9 million of receivable for securities sold during the third quarter of 2014 that had not settled at September 30, 2014.
Gross gains of $1.6 million and gross losses of $1.9 million were realized on sales of available for sale securities during the three months ended September 30, 2015, compared with gross gains of $1.1 million and gross losses of $0.1 million realized on sales during the three months ended September 30, 2014. Gross gains of $4.3 million and gross losses of $2.6 million were realized on sales of available for sale securities during the nine months ended September 30, 2015, compared with gross gains of $3.9 million and gross losses of $0.3 million realized on sales during the nine months ended September 30, 2014. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	September 30, 2015
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$67,219	$400	$(5)	$67,614	$0
State and municipal	482,611	9,347	(130)	491,828	(51)
Mortgage-backed securities:
Residential	337,487	5,403	(1,336)	341,554	(2,510)
Commercial	71,479	189	(264)	71,404	0
Total mortgage-backed securities	408,966	$5,592	(1,600)	$412,958	(2,510)
Asset-backed securities	57,771	279	(10)	58,041	(8)
Corporates	388,130	2,672	(6,114)	384,688	(190)
Total fixed maturities	1,404,698	18,290	(7,859)	1,415,130	(2,760)
Equity securities	81,797	8,209	0	90,006	0
Short-term investments	5,214	0	(0)	5,214	0
Total	$1,491,710	$26,500	$(7,859)	$1,510,350	$(2,760)

	December 31, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$66,625	$502	$(193)	$66,933	$0
State and municipal	493,350	10,637	(337)	503,650	(69)
Mortgage-backed securities:
Residential	349,371	6,547	(1,390)	354,528	(2,914)
Commercial	50,914	182	(258)	50,838	0
Total mortgage-backed securities	400,285	6,729	(1,648)	405,366	(2,914)
Asset-backed securities	58,546	131	(70)	58,607	(8)
Corporates	393,611	5,999	(2,324)	397,286	(441)
Total fixed maturities	1,412,417	23,998	(4,572)	1,431,843	(3,433)
Equity securities	77,862	16,546	0	94,408	0
Short-term investments	803	0	(1)	803	0
Total	$1,491,082	$40,544	$(4,573)	$1,527,054	$(3,433)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
September 30, 2015
Fixed maturities:
U.S. government	0	$0	$0	0.0%	4	$5,184	$(5)	0.1%
State and municipal	14	24,885	(130)	0.5%	0	0	0	0.0%
Mortgage-backed securities:
Residential	140	90,978	(523)	0.6%	62	41,491	(813)	1.9%
Commercial	10	38,825	(182)	0.5%	6	18,087	(82)	0.5%
Total mortgage-backed securities	150	129,803	(705)	0.5%	68	59,578	(895)	1.5%
Asset-backed securities	9	6,138	(8)	0.1%	2	1,158	(2)	0.1%
Corporates	135	180,710	(5,461)	2.9%	9	11,439	(653)	5.4%
Total fixed maturities	308	341,536	(6,304)	1.8%	83	77,359	(1,554)	2.0%
Short-term investments	1	567	(0)	0.1%	0	0	0	0.0%
Total	309	$342,103	$(6,305)	1.8%	83	$77,359	$(1,554)	2.0%

	Less than 12 Months				12 Months or More
	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
December 31, 2014
Fixed maturities:
U.S. government	2	$5,275	$(13)	0.3%	8	$21,051	$(180)	0.8%
State and municipal	45	108,721	(290)	0.3%	2	4,183	(47)	1.1%
Mortgage-backed securities:
Residential	24	12,855	(34)	0.3%	109	100,752	(1,356)	1.3%
Commercial	8	15,638	(122)	0.8%	5	9,519	(136)	1.4%
Total mortgage-backed securities	32	28,493	(156)	0.5%	114	110,271	(1,492)	1.3%
Asset-backed securities	24	23,351	(60)	0.3%	2	1,150	(9)	0.8%
Corporates	103	142,046	(1,820)	1.3%	16	19,865	(503)	2.5%
Total fixed maturities	206	307,886	(2,340)	0.8%	142	156,521	(2,232)	1.4%
Short-term investments	2	803	(1)	0.1%	0	0	0	0.0%
Total	208	$308,689	$(2,341)	0.8%	142	$156,521	$(2,232)	1.4%

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	September 30, 2015	December 31, 2014
Number of positions held with unrealized:
Gains	762	778
Losses	392	350
Number of positions held that individually exceed unrealized:
Gains of $500,000	3	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	96%	92%
Losses that were investment grade	81%	84%
Percentage of fair value held with unrealized:
Gains that were investment grade	97%	94%
Losses that were investment grade	79%	86%

The following table sets forth the amount of unrealized loss, excluding the rabbi trust, by age and severity at September 30, 2015 ($ in thousands):

Age of Unrealized Losses:	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Greater Than 10%*
Three months or less	$108,257	$(2,103)	$(951)	$(772)	$(380)
Four months through six months	164,828	(3,162)	(1,147)	(1,376)	(639)
Seven months through nine months	49,379	(571)	(392)	(90)	(89)
Ten months through twelve months	21,591	(483)	(135)	0	(347)
Greater than twelve months	75,408	(1,540)	(1,033)	(323)	(184)
Total	$419,462	$(7,859)	$(3,659)	$(2,561)	$(1,639)
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Nine months ended September 30, 2015
Unrealized holding gains (losses) on securities arising during the period	$(9,119)	$(7,238)	$0	$5,725	$(10,632)
Realized gains on securities sold	(588)	(1,099)	(0)	590	(1,096)
Impairment loss recognized in earnings	713	0	0	(249)	463
Change in unrealized gains (losses) on marketable securities, net	$(8,994)	$(8,337)	$0	$6,066	$(11,265)
Nine months ended September 30, 2014
Unrealized holding gains on securities arising during the period	$11,371	$1,762	$4	$(4,598)	$8,539
Realized gains on securities sold	(2,280)	(1,273)	(5)	1,245	(2,313)
Impairment loss recognized in earnings	55	0	0	(19)	36
Change in unrealized gains (losses) on marketable securities, net	$9,146	$489	$(1)	$(3,372)	$6,262

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery of amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors ("non-credit component"). The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities; or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, we treat the entire amount of the impairment as a credit loss.
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

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Nine months ended September 30,
	2015	2014
Beginning balance	$852	$956
Additions for:
Previously impaired securities	0	19
Newly impaired securities	0	15
Reductions for:
Securities sold and paid down	(139)	(110)
Ending balance	$712	$881
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2015, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$75,522	$3,649	$5,030	$84,201	$83,699
After one year through five years	481,816	111,282	2,257	595,355	588,714
After five years through ten years	148,090	103,898	729	252,717	254,023
After ten years	5,900	3,388	2,569	11,857	11,524
Mortgage- and asset-backed securities	274,322	196,677	0	471,000	466,738
Total	$985,650	$418,895	$10,585	$1,415,130	$1,404,698

Note 5 Long-Term Debt

In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the September 30, 2015, fair value of $286.2 million using a 228 basis point spread to the ten-year U.S. Treasury Note of 2.039%.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit
Agreement. At September 30, 2015, there were no borrowings outstanding under the Credit Agreement.

Note 6 Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Earnings before income taxes	$22,814	$21,727	$58,717	$51,516
Income taxes at statutory rate	7,985	7,604	20,551	18,031
Effect of:
Dividends-received deduction	(89)	(90)	(337)	(341)
Tax-exempt interest	(725)	(700)	(2,033)	(2,103)
Other	(94)	58	152	81
Provision for income taxes as shown on the Consolidated Statements of Earnings	$7,077	$6,872	$18,333	$15,667
GAAP effective tax rate	31.0%	31.6%	31.2%	30.4%

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income tax payments	$6,511	$6,200	$19,261	$12,400
Interest payments on debt	6,875	6,875	13,750	13,750
Interest payments on capital leases	19	12	62	41
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $60.0 million and $51.2 million at September 30, 2015, and December 31, 2014, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (“IBNR”), and unpaid loss adjustment expenses (“LAE”). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at Beginning of Period
Unpaid losses on known claims	$245,863	$225,040	$235,037	$221,447
IBNR losses	281,147	274,830	277,482	262,660
LAE	154,017	165,352	155,658	162,469
Total unpaid losses and LAE	681,028	665,222	668,177	646,577
Reinsurance recoverables	(14,155)	(13,717)	(14,370)	(14,431)
Unpaid losses and LAE, net of reinsurance recoverables	666,873	651,505	653,808	632,146
Current Activity
Loss and LAE incurred:
Current accident year	267,412	253,847	798,442	767,721
Prior accident years	(11,349)	(5,364)	(23,953)	(8,601)
Total loss and LAE incurred	256,063	248,483	774,489	759,120
Loss and LAE payments:
Current accident year	(192,850)	(171,210)	(439,519)	(405,800)
Prior accident years	(66,257)	(69,462)	(324,949)	(326,150)
Total loss and LAE payments	(259,107)	(240,673)	(764,469)	(731,951)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	663,829	659,316	663,829	659,316
Add back reinsurance recoverables	15,190	13,883	15,190	13,883
Total unpaid losses and LAE	679,018	673,198	679,018	673,198
Unpaid losses on known claims	246,015	229,425	246,015	229,425
IBNR losses	282,658	278,572	282,658	278,572
LAE	150,345	165,200	150,345	165,200
Total unpaid losses and LAE	$679,018	$673,198	$679,018	$673,198

The $24.0 million of favorable reserve development during the nine months ended September 30, 2015, was primarily due to decreases in severity as well as decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014. A decrease in loss adjustment expenses related to California bodily injury coverages in accident years 2013 and 2014 also contributed to the $11.3 million of favorable reserve development during the three months ended September 30, 2015.

The $8.6 million of favorable reserve development during the nine months ended September 30, 2014, was primarily due to a decrease in severity in accident year 2013 in Florida bodily injury and in California property damage.

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
We also face, in the ordinary course of business, lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line-items “Unpaid losses and loss adjustment expenses” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the Consolidated Statements of Earnings within “Losses and loss adjustment expenses” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income

The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended September 30,
	2015			2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$206	$(72)	$134	$593	$(208)	$385
Effect on other comprehensive income	16	(6)	11	(3)	1	(2)
Accumulated change in postretirement benefit liability, end of period	223	(78)	145	590	(207)	384

Accumulated unrealized gains on investments, net, beginning of period	29,532	(10,336)	19,196	46,517	(16,281)	30,236
Other comprehensive loss before reclassification	(11,301)	3,955	(7,346)	(10,232)	3,581	(6,651)
Reclassification adjustment for other-than-temporary impairments included in net income	123	(43)	80	21	(7)	14
Reclassification adjustment for realized losses (gains) included in net income	287	(100)	187	(1,034)	362	(672)
Effect on other comprehensive income	(10,891)	3,812	(7,079)	(11,245)	3,936	(7,309)
Accumulated unrealized gains on investments, net, end of period	18,641	(6,524)	12,116	35,272	(12,345)	22,927

Accumulated other comprehensive income, beginning of period	29,738	(10,408)	19,330	47,110	(16,488)	30,621
Change in postretirement benefit liability	16	(6)	11	(3)	1	(2)
Change in unrealized gains on investments, net	(10,891)	3,812	(7,079)	(11,245)	3,936	(7,309)
Effect on other comprehensive income	(10,875)	3,806	(7,069)	(11,247)	3,937	(7,311)
Accumulated other comprehensive income, end of period	$18,864	$(6,602)	$12,261	$35,863	$(12,552)	$23,311

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30,
	2015			2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in postretirement benefit liability, beginning of period	$174	$(61)	$113	$(62)	$22	$(40)
Effect on other comprehensive income	49	(17)	32	652	(228)	424
Accumulated change in postretirement benefit liability, end of period	223	(78)	145	590	(207)	384

Accumulated unrealized gains on investments, net, beginning of period	35,972	(12,590)	23,382	25,638	(8,973)	16,665
Other comprehensive (loss) income before reclassification	(16,357)	5,725	(10,632)	13,138	(4,598)	8,539
Reclassification adjustment for other-than-temporary impairments included in net income	713	(249)	463	55	(19)	36
Reclassification adjustment for realized gains included in net income	(1,686)	590	(1,096)	(3,558)	1,245	(2,313)
Effect on other comprehensive income	(17,331)	6,066	(11,265)	9,634	(3,372)	6,262
Accumulated unrealized gains on investments, net, end of period	18,641	(6,524)	12,116	35,272	(12,345)	22,927

Accumulated other comprehensive income, beginning of period	36,145	(12,651)	23,494	25,576	(8,952)	16,624
Change in postretirement benefit liability	49	(17)	32	652	(228)	424
Change in unrealized gains on investments, net	(17,331)	6,066	(11,265)	9,634	(3,372)	6,262
Effect on other comprehensive income	(17,281)	6,049	(11,233)	10,287	(3,600)	6,686
Accumulated other comprehensive income, end of period	$18,864	$(6,602)	$12,261	$35,863	$(12,552)	$23,311

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends, and competitive conditions in our key Focus States (defined below). We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW
During the third quarter of 2015 total gross written premium decreased 3.8% but increased 1.8% during the first nine months of 2015 compared with the same periods of 2014. The majority of the growth during the nine months ended September 30, 2015, came from California personal auto and countrywide Commercial Vehicle, which grew a combined 2.6% and 11.0%, respectively, compared with the prior year. Partially offsetting premium growth in these two areas was premium decline of 47.0% and 42.8%, respectively, for the combined states of Georgia, Nevada and Pennsylvania as we have shifted our focus in these states to renewal only business. See Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the three months ended September 30, 2015, were $15.7 million and $1.38, respectively, compared with $14.9 million and $1.29, respectively, for the three months ended September 30, 2014. Net earnings and diluted earnings per share for the nine months ended September 30, 2015, were $40.4 million and $3.52, respectively, compared with $35.8 million and $3.10, respectively, for the nine months ended September 30, 2014. The increase in diluted earnings per share for the three and nine months ended September 30, 2015, was primarily due to an increase in favorable development on prior accident year loss and loss adjustment expense reserves recognized during the third quarter and first nine months of 2015.
Included in net earnings for the three and nine months ended September 30, 2015, was $7.4 million ($11.3 million pre-tax) and $15.6 million ($24.0 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development during the nine months ended September 30, 2015, was primarily due to decreases in severity as well as decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014. A decrease in loss adjustment expenses related to California bodily injury coverages in accident years 2013 and 2014 also contributed to the development during the third quarter. Included in net earnings for the three and nine months ended September 30, 2014, was $3.5 million ($5.4 million pre-tax) and $5.6 million ($8.6 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to a decrease in severity in accident year 2013 in Florida bodily injury and in California property damage.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through September 30, 2015:

	Accident Year Combined Ratio Developed Through						Prior Accident Year (Favorable) / Unfavorable Development		($ in millions) Prior Accident Year (Favorable) / Unfavorable Development
Accident Year	Dec 2013	Sept 2014	Dec 2014	Mar 2015	June 2015	Sept 2015	Q3 2015	YTD 2015	Q3 2015	YTD 2015
Prior									$0.0	$(0.4)
2007	92.2%	92.1%	92.1%	92.1%	92.1%	92.1%	0.0%	0.0%	(0.0)	(0.3)
2008	91.3%	91.3%	91.2%	91.1%	91.1%	91.1%	0.0%	(0.1)%	0.0	(0.7)
2009	92.3%	92.4%	92.4%	92.4%	92.4%	92.3%	(0.1)%	0.0%	(0.6)	(0.1)
2010	99.6%	99.3%	99.2%	99.3%	99.3%	99.3%	0.1%	0.1%	0.6	1.2
2011	100.3%	100.2%	100.1%	100.1%	100.0%	100.0%	0.0%	(0.1)%	(0.1)	(0.7)
2012	99.8%	100.1%	100.1%	100.0%	99.9%	99.9%	0.0%	(0.2)%	(0.1)	(1.8)
2013	97.7%	97.1%	96.8%	96.6%	96.3%	95.7%	(0.6)%	(1.1)%	(7.7)	(14.3)
2014		97.1%	96.4%	96.4%	96.2%	95.9%	(0.3)%	(0.5)%	(3.6)	(6.8)
2015 YTD				97.0%	97.7%	97.6%
									$(11.3)	$(24.0)
See Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended September 30, 2015, was $10.0 million compared with $8.8 million for the three months ended September 30, 2014. Pre-tax net investment income for the nine months ended September 30, 2015, was $27.9 million compared with $26.7 million for the nine months ended September 30, 2014.
Our book value per share increased 1.6% from $60.75 at December 31, 2014, to $61.71 at September 30, 2015. This increase was primarily due to earnings partially offset by share repurchases, dividends and a decrease in unrealized gains for the nine months ended September 30, 2015.

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
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas identified in selected Focus States (defined below) that we believe offer the greatest opportunity for premium growth and profitability.
We classify the states in which we operate into two categories:

•	“Focus States” – Arizona, California, Florida and Texas.

•	“Other States” – Georgia, Nevada and Pennsylvania where we currently offer renewals only, as well as additional states where we are running off our writings.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended September 30,
	2015	2014	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$287,388	$294,187	$(6,799)	(2.3)%
Other States	11,550	21,799	(10,250)	(47.0)%
Total Personal Auto	298,938	315,986	(17,048)	(5.4)%
Commercial Vehicle	31,130	27,654	3,477	12.6%
Classic Collector	4,140	3,900	240	6.1%
Total gross written premium	334,209	347,540	(13,332)	(3.8)%
Ceded reinsurance	(3,568)	(3,478)	(90)	2.6%
Net written premium	330,641	344,063	(13,422)	(3.9)%
Change in unearned premium	7,946	(11,086)	19,031	(171.7)%
Net earned premium	$338,586	$332,977	$5,610	1.7%

	Nine months ended September 30,
	2015	2014	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$931,606	$896,451	$35,155	3.9%
Other States	39,145	69,060	(29,914)	(43.3)%
Total Personal Auto	970,751	965,511	5,240	0.5%
Commercial Vehicle	94,620	81,630	12,990	15.9%
Classic Collector	11,983	11,262	721	6.4%
Total gross written premium	1,077,354	1,058,403	18,951	1.8%
Ceded reinsurance	(11,028)	(9,944)	(1,083)	10.9%
Net written premium	1,066,326	1,048,458	17,868	1.7%
Change in unearned premium	(55,130)	(54,779)	(351)	0.6%
Net earned premium	$1,011,197	$993,680	$17,517	1.8%

The following table summarizes our policies in force:

	At September 30,
	2015	2014	Change	% Change
Policies in Force
Personal Auto:
Focus States	756,690	773,408	(16,718)	(2.2)%
Other States	30,548	57,070	(26,522)	(46.5)%
Total Personal Auto	787,238	830,478	(43,240)	(5.2)%
Commercial Vehicle	48,151	44,047	4,104	9.3%
Classic Collector	41,065	40,665	400	1.0%
Total policies in force	876,454	915,190	(38,736)	(4.2)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross written premium decreased 3.8% during the third quarter but grew 1.8% during the first nine months of 2015, compared with the same periods of 2014. During the first nine months of 2015, Infinity implemented rate revisions in various states with an overall rate increase of 8.6%. Policies in force at September 30, 2015, decreased 4.2% compared with the same period in 2014. Gross written premium for the nine months ended September 30, 2015, increased despite the decline in policies in force primarily due to an increase in average premiums per policy.
Personal auto insurance gross written premium in our Focus States decreased 2.3% during the third quarter of 2015 and increased 3.9% for the first nine months of 2015 compared with the same periods of 2014. The decrease in gross written premium for the third quarter of 2015 compared with the same period of 2014 was primarily due to premium declines in Florida and Texas, slightly offset by 0.9% growth in California. The increase in gross written premium for the first nine months of 2015 compared with the same period of 2014 was primarily due to 10.2% growth in California. California's premium growth, most of which occurred during the first half of 2015, was primarily due to an increase in new business as a result of an improving economy and higher average written premiums. Gross written premium growth during the first nine months of 2015 was partially offset by a decline in the Other States as we discontinued writing new business in Georgia, Nevada and Pennsylvania effective January 1, 2015.
Commercial Vehicle gross written premium grew 12.6% and 15.9% during the third quarter and first nine months of 2015, respectively, when compared with the same periods of 2014. This growth was primarily due to renewal premium growth and higher average premiums in California, Florida and Texas.

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
The discussion of underwriting results that follows will focus on statutory ratios and the components thereof, unless otherwise indicated.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present the statutory and GAAP combined ratios:

	Three months ended September 30,
	2015			2014			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	73.9%	17.0%	90.9%	74.6%	18.4%	93.1%	(0.7)%	(1.5)%	(2.2)%
Other States	71.4%	14.0%	85.4%	71.9%	17.7%	89.5%	(0.5)%	(3.7)%	(4.2)%
Total Personal Auto	73.8%	16.8%	90.7%	74.4%	18.4%	92.8%	(0.6)%	(1.5)%	(2.2)%
Commercial Vehicle	100.7%	16.1%	116.8%	81.3%	17.4%	98.7%	19.4%	(1.3)%	18.1%
Classic Collector	49.3%	28.4%	77.7%	58.7%	31.3%	90.0%	(9.4)%	(2.9)%	(12.3)%
Total statutory ratios	75.7%	16.9%	92.6%	74.8%	18.5%	93.2%	1.0%	(1.6)%	(0.6)%
Total statutory ratios excluding development	78.4%	16.9%	95.3%	78.3%	18.5%	96.7%	0.1%	(1.6)%	(1.5)%
GAAP ratios	75.6%	18.5%	94.2%	74.6%	20.2%	94.8%	1.0%	(1.7)%	(0.7)%
GAAP ratios excluding development	78.3%	18.5%	96.8%	78.2%	20.2%	98.4%	0.1%	(1.7)%	(1.6)%

	Nine months ended September 30,
	2015			2014			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	75.1%	17.0%	92.1%	77.0%	17.9%	94.9%	(1.9)%	(1.0)%	(2.8)%
Other States	93.7%	14.5%	108.1%	74.6%	17.7%	92.3%	19.0%	(3.2)%	15.9%
Total Personal Auto	76.1%	16.9%	93.0%	76.8%	17.9%	94.7%	(0.7)%	(1.1)%	(1.8)%
Commercial Vehicle	88.1%	16.1%	104.2%	77.0%	17.5%	94.5%	11.1%	(1.4)%	9.8%
Classic Collector	54.4%	28.4%	82.7%	53.8%	32.0%	85.8%	0.6%	(3.6)%	(3.1)%
Total statutory ratios	76.8%	17.0%	93.7%	76.5%	18.1%	94.6%	0.2%	(1.1)%	(0.9)%
Total statutory ratios excluding development	79.1%	17.0%	96.1%	77.4%	18.1%	95.4%	1.8%	(1.1)%	0.6%
GAAP ratios	76.6%	18.7%	95.3%	76.4%	19.8%	96.2%	0.2%	(1.1)%	(0.9)%
GAAP ratios excluding development	79.0%	18.7%	97.6%	77.3%	19.8%	97.1%	1.7%	(1.1)%	0.6%

The statutory combined ratio for the three and nine months ended September 30, 2015, decreased by 0.6 point and 0.9 point from the same periods of 2014. The third quarter and first nine months of 2015 included $11.3 million and $24.0 million, respectively, of favorable development on prior accident year loss and LAE reserves primarily due to decreases in severity as well as decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014. A decrease in loss adjustment expenses related to California bodily injury coverages in accident years 2013 and 2014 also contributed to the development in the third quarter. The third quarter and first nine months of 2014 included $5.4 million and $8.6 million, respectively, of favorable development on prior accident year loss and LAE reserves. The third quarter of 2015 included $2.4 million of unfavorable development from the first two accident quarters of the year compared with $6.4 million of favorable development recognized from the first two accident quarters of 2014 during the third quarter of 2014. Excluding the effect of development, the statutory combined ratio decreased 1.5 points during the third quarter, but increased 0.6 point for the nine months ended September 30, 2015, compared with the same periods of 2014.
The GAAP combined ratio for the three and nine months ended September 30, 2015, decreased by 0.7 point and 0.9 point, respectively, from the same periods of 2014. Excluding the effect of development, the GAAP combined ratio decreased by 1.6 points during the third quarter of 2015. For the nine months ended September 30, 2015, the GAAP combined ratio excluding

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

development increased 0.6 point, primarily due to a higher accident year loss ratio as a result of increasing loss costs in personal injury protection, collision coverages and property damage, somewhat offset by a declining expense ratio primarily due to lower salary expenses.
Losses from catastrophes were $0.3 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, compared with $0.4 million and $2.2 million for the same periods of 2014.
The 2.2 points and 2.8 points decline in the Focus States combined ratio for the three and nine months ended September 30, 2015, was primarily due to improvement in calendar year loss ratios as a result of favorable development from prior accident year loss and LAE reserves in Florida and California, as well as an increase in average written premiums in each of the four states.
The combined ratio in the Other States decreased by 4.2 points and increased by 15.9 points during the three and nine months ended September 30, 2015, respectively, from the same periods of 2014. The increase was primarily due to a deterioration in the current accident year combined ratio in Pennsylvania, as well as favorable development in the first nine months of 2014 from prior accident year loss and LAE reserves in Pennsylvania.
The combined ratio in Commercial Vehicle increased by 18.1 points and 9.8 points during the three and nine months ended September 30, 2015, respectively, compared with the same periods of 2014, primarily due to increases in both frequency and severity, resulting in higher new business loss ratios, particularly in Florida.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Installment and Other Fee Income
Installment and other fees charged to policyholders was $24.0 million and $73.1 million for the three and nine months ended September 30, 2015, respectively, compared with $23.3 million and $71.4 million, respectively, for the three and nine months ended September 30, 2014. The increase in fee income during the first nine months of 2015 was primarily related to the premium growth in California.
Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$10,103	$8,887	$27,999	$26,683
Dividends on equity securities	426	432	1,614	1,636
Gross investment income	10,529	9,319	29,613	28,318
Investment expenses	(559)	(565)	(1,704)	(1,655)
Net investment income	9,970	8,754	27,908	26,663
Average investment balance, at cost	$1,555,905	$1,563,093	$1,567,328	$1,559,967
Annualized returns excluding realized gains and losses	2.6%	2.2%	2.4%	2.3%
Annualized returns including realized gains and losses	2.5%	2.5%	2.5%	2.6%

Gross and net investment income for the three and nine months ended September 30, 2015, includes $1.1 million of make whole proceeds. In prior periods, make whole proceeds were included in realized gains and losses.
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect that investment returns will gradually decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

The following table provides information about our fixed maturity investments at September 30, 2015, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

($ in thousands)	Expected Principal Cash Flows
	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2015	$14,434	$23,051	$37,484	2.3%
2016	77,625	105,798	183,423	2.3%
2017	96,888	193,710	290,598	2.1%
2018	54,522	123,084	177,606	2.4%
2019	36,203	128,047	164,250	2.4%
Thereafter	168,474	311,557	480,032	2.7%
Total	$448,147	$885,246	$1,333,393	2.4%

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

Realized Gains (Losses) on Investments
We recorded impairments for unrealized losses deemed other-than-temporary and realized gains and losses on sales and disposals, as follows (before tax, $ in thousands):

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(123)	$(287)	$(410)	$(21)	$1,034	$1,013
Equities	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Total	$(123)	$(287)	$(410)	$(21)	$1,034	$1,013

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)	Impairments Recognized in Earnings	Net Realized Gains (Losses) on Sales	Total Realized Gains (Losses)
Fixed maturities	$(713)	$588	$(125)	$(55)	$2,280	$2,225
Equities	0	1,099	1,099	0	1,273	1,273
Short-term investments	0	0	0	0	5	5
Total	$(713)	$1,686	$974	$(55)	$3,558	$3,503

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

Interest Expense
At September 30, 2015, we had $275 million principal outstanding of Senior Notes that accrue interest at 5.0% (the "5.0% Senior Notes"). We recognized $3.4 million and $10.3 million of interest expense on the 5.0% Senior Notes in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2015, and 2014, respectively. Refer to Note 5 to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate for the three and nine months ended September 30, 2015, was 31.0% and 31.2%, respectively, compared with 31.6% and 30.4% for the three and nine months ended September 30, 2014. The GAAP effective tax rate has increased in 2015 primarily as a result of an improvement in the underwriting profit, which is taxed at 35%. Refer to Note 6 to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of September 30, 2015, the holding company had $136.8 million of cash and investments. In 2015 our insurance subsidiaries may pay us up to $68.1 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2015, our insurance subsidiaries have paid us ordinary dividends of $45.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $23.8 million and $79.9 million during the three and nine months ended September 30, 2015, respectively, compared with positive operating cash flows of $38.7 million and $101.2 million, respectively, during the three and nine months ended September 30, 2014.
At September 30, 2015, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At September 30, 2015, there were no borrowings outstanding under the Credit Agreement.
In June 2013 we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.
Uses of Funds
In February 2015 we increased our quarterly dividend to $0.43 per share from $0.36 per share. At this current amount, our 2015 annualized dividend payments would be approximately $19.6 million.

On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. During the first quarter of 2015 we repurchased 25,800 shares at an average cost, excluding commissions, of $77.46 per share. During the second quarter of 2015 we repurchased 60,300 shares at an average cost, excluding commissions, of $75.56 per share. During the third quarter of 2015 we repurchased 121,378 shares at an average cost, excluding commissions, of $77.91 per share. As of September 30, 2015, we had $58.0 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2015 our catastrophe reinsurance protection covers 100% of $55 million in excess of $5 million per event. Our excess of loss reinsurance provides protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Premium ceded under all reinsurance agreements for the three and nine months ended September 30, 2015, was $3.6 million and $11.0 million, respectively, compared with $3.5 million and $9.9 million for the same periods of 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments
Our consolidated investment portfolio at September 30, 2015, contained approximately $1.4 billion in fixed maturity securities, $90.0 million in equity securities and $5.2 million in short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At September 30, 2015, we had pre-tax net unrealized gains of $10.4 million on fixed maturities and pre-tax net unrealized gains of $8.2 million on equity securities. Combined, the pre-tax net unrealized gain declined by $17.3 million for the nine months ended September 30, 2015. This decrease occurred as a result of higher market interest rates affecting our fixed portfolio as well as lower equity markets. The average option adjusted duration of our fixed maturity portfolio was 3.2 years at September 30, 2015, compared with 3.1 years at December 31, 2014.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.5% of our fixed maturity investments at September 30, 2015, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at September 30, 2015, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$67,219	$67,614	4.5%
State and municipal	482,611	491,828	32.6%
Mortgage- and asset-backed:
Residential mortgage-backed securities	337,487	341,554	22.6%
Commercial mortgage-backed securities	71,479	71,404	4.7%
Asset-backed securities (ABS):
Auto loans	41,555	41,700	2.8%
Equipment leases	9,559	9,637	0.6%
Credit card receivables	4,515	4,517	0.3%
Rate reduction bond	776	784	0.1%
Whole business	751	756	0.1%
Home equity	505	532	0.0%
Student loans	110	116	0.0%
Total ABS	57,771	58,041	3.8%
Total mortgage- and asset-backed	466,738	471,000	31.2%
Corporates
Investment grade	263,227	263,894	17.5%
Non-investment grade	124,904	120,794	8.0%
Total corporates	388,130	384,688	25.5%
Total fixed maturities	1,404,698	1,415,130	93.7%
Equity securities	81,797	90,006	6.0%
Short-term investments	5,214	5,214	0.3%
Total investments	$1,491,710	$1,510,350	100.0%
We categorize securities by rating based upon available ratings issued by Moody's, Standard & Poor's or Fitch. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at September 30, 2015, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$67,614	$0	$0	$0	$0	$67,614	4.8%
State and municipal	132,643	282,470	76,705	0	10	491,828	34.8%
Mortgage- and asset-backed	433,412	29,393	5,975	2,220	0	471,000	33.3%
Corporates	1,698	19,247	115,997	126,952	120,794	384,688	27.2%
Total fair value	$635,367	$331,110	$198,676	$129,172	$120,805	$1,415,130	100.0%
% of total fair value	44.9%	23.4%	14.0%	9.1%	8.5%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2015, there were no material changes to the information provided in our Form 10-K for the year ended December 31, 2014, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the sub caption “Credit Risk” in our Form 10-K for the year ended December 31, 2014.

ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2015 - July 31, 2015	41,578	$77.49	41,578	$64,283,610
August 1, 2015 - August 31, 2015	36,900	78.45	36,900	61,387,568
September 1, 2015 - September 30, 2015	42,900	77.85	42,900	58,046,651
Total	121,378	$77.91	121,378	$58,046,651

(a)	Average price paid per share excludes commissions.

(b)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program from December 31, 2014, to December 31, 2016.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 6
Exhibit 31.1 -     Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)
Exhibit 31.2 -     Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)

Exhibit 32 -	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

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

Infinity Property and Casualty Corporation

	BY:	/s/ AMY K. JORDAN
November 5, 2015		Amy K. Jordan
Acting Interim Principal Financial and Accounting Officer