Form 10-K
period 2015-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2016-02-25
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2015, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $834,582,872 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.
As of February 12, 2016, there were 11,071,175 shares of the registrant’s Common Stock outstanding.
________________________________

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 17, 2016, are incorporated by reference in Part III hereof.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends and competitive conditions in our key Focus States (defined in Item 1 - Business). We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, refer to Item 1A - Risk Factors.

PART I
ITEM 1
Business
Introduction
Infinity Property and Casualty Corporation was incorporated under the laws of the State of Ohio on September 16, 2002. We are a holding company that provides, through our subsidiaries, personal automobile insurance with a focus on the nonstandard market. Our headquarters is located in Birmingham, Alabama. We employed approximately 2,300 people at December 31, 2015.
We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required with the United States Securities and Exchange Commission (SEC). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. Our filed documents may also be accessed via the SEC Internet site at http://www.sec.gov. All of our SEC filings, news releases and other information may also be accessed free of charge on our website at http://www.infinityauto.com. Information on our website is not part of this Form 10-K.
Refer to Note 1 - Significant Reporting and Accounting Policies to the Consolidated Financial Statements for additional information regarding our history and organization. References to "we" or "us", unless the context requires otherwise, include the combined operations of our subsidiaries. Unless indicated otherwise, the financial information we present in this report is on a Generally Accepted Accounting Principles (GAAP) basis. Schedules may not foot due to rounding.
The Personal Automobile Market
Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 36%, or $183 billion, of the estimated $503 billion of annual industry premium. Personal auto insurance comprises preferred, standard and nonstandard risks. Nonstandard risks are associated with drivers who, due to factors such as their driving record, driving experience, lapse in, or the absence of, prior insurance, or credit history, represent a higher than normal risk. Customers in the market for nonstandard auto insurance generally seek minimum required liability limits and are willing to accept restrictive coverages in exchange for more affordable insurance, given their risk profile. There is no established industry-recognized distinction between nonstandard risks and all other personal auto risks. Independent agents sell approximately 27% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. We believe that, relative to the standard and preferred auto insurance market, independent agents sell a disproportionately larger portion of nonstandard auto insurance.
The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. These cycles may vary by geographic market.
Countrywide, rates increased 5.7%, 4.7% and 3.3% in 2015, 2014 and 2013, respectively. Our filed average rate adjustments on our personal auto business were 10.0%, 6.8% and 6.7% 2015, 2014 and 2013, respectively.
The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We generally compete with other insurers based on price, coverage offered, claims handling, customer service,

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

agent commission, geographic coverage and financial strength ratings. We compete with both large national writers and small regional companies. In 2014, the five largest automobile insurance companies accounted for approximately 55% of the industry’s net written premium and the largest ten accounted for approximately 71% (2015 industry data is not yet available). Approximately 311 insurance groups and unaffiliated insurance companies compete in the personal auto insurance industry. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.
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
Presented below is our summarized historical financial data ($ in thousands):

	Twelve months ended December 31,
	2015	2014	2013
Gross written premium	$1,387,866	$1,360,870	$1,339,819
Net written premium	1,373,287	1,347,604	1,329,892
Net earnings	51,481	57,201	32,633

	As of December 31,
	2015	2014
Total assets	$2,386,752	$2,384,812
Total liabilities	1,699,157	1,687,153
Total shareholders’ equity	687,595	697,659

We have a history of underwriting results that outperform the industry. The following table compares our statutory combined ratio, net of fees, in past years with those of the private passenger auto industry. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses (LAE) to net earned premium) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses, net of fees, to net written premium). Underwriting results are generally considered profitable when the combined ratio is under 100%; when the ratio is over 100%, underwriting results are generally considered unprofitable.

	2015	2014	2013	2012	2011	2011-2015	2006-2015
Infinity	94.0%	93.6%	96.0%	98.3%	95.8%	95.5%	92.9%
Industry (a)	104.3%	102.3%	101.6%	102.1%	102.0%	102.5%	101.0%
Percentage point difference from industry	10.3%	8.7%	5.6%	3.8%	6.2%	7.0%	8.0%
 ________________

(a)
We obtained the private passenger auto industry combined ratios for 2006 through 2014 from A.M. Best. A.M. Best data is not available for 2015. The industry combined ratio for 2015 is an estimate based on data obtained from Conning Research and Consulting.

Products
Personal Automobile is our primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. We primarily target businesses with fleets of 20 or fewer vehicles and average 1.9 vehicles per policy. We avoid businesses that are involved in what we consider to be hazardous operations or interstate commerce.
Classic Collector provides protection for classic collectible automobiles. Our Classic Collector program provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Our three product groups contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2015	2014	2013
Personal Automobile	90%	91%	93%
Commercial Vehicle	9%	8%	6%
Classic Collector	1%	1%	1%
Total	100%	100%	100%
Distribution and Marketing
We distribute our products primarily through a network of approximately 11,200 independent agencies and brokers in 14,900 locations. In 2015 14% of our agency force produced 80% of our gross written premium, our top 10 independent agents and brokers produced 24%, eight independent agencies accounting for more than 1% each, and our top agent produced 8.0%. In California, Infinity’s largest state by premium volume, 50 independent agents and brokers produced 50% of gross written premium in the state (which represents 25% countrywide), and our largest broker in the state produced 16% of that premium. In Florida, Infinity's second largest state by premium volume, 38 independent agents and brokers produced 50% of gross written premium in the state (which represents 15% countrywide), and our largest broker in the state produced 18% of that premium.
We foster agent relationships by providing them with access to our Internet web-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Internet-based software applications provide many of our agents with e-signature capabilities and real-time underwriting, claims and policy information. We believe the array of services offered to our agents adds significant value to the agents' businesses. For example, “Easy Street” is our incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2015 we spent $8.8 million on co-op advertising and promotions.
In 2015 we also wrote $80.1 million of business sold directly to the consumer either through company owned sales centers or via the Internet.
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas identified in selected Focus States that we believe offer the greatest opportunity for premium growth and profitability.
We classify the states in which we operate into two categories:

•	“Focus States” – Arizona, California, Florida and Texas.

•	“Other States” – Georgia, Nevada and Pennsylvania, as well as additional states where we are running off our business.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise. Total gross written premium mix was as follows ($ in thousands):

	Twelve months ended December 31,
Personal Auto Insurance	2015	2014	2013
Focus States:
California	49.2%	45.9%	44.8%
Florida	31.9%	32.8%	32.2%
Texas	3.9%	4.6%	4.0%
Arizona	1.2%	1.3%	1.8%
Total Focus States	86.2%	84.6%	82.7%
Other States	3.6%	6.4%	9.9%
Total Personal Auto	89.8%	91.0%	92.6%
Commercial Vehicle	9.1%	8.0%	6.4%
Classic Collector	1.1%	1.1%	1.0%
Total all states and all lines	100.0%	100.0%	100.0%
Total all states and all lines	$1,387,866	$1,360,870	$1,339,819
We implement our distribution and marketing efforts with a focus on maintaining a low cost structure. Controlling expenses allows us to price competitively and achieve better underwriting returns. Over the five years ended 2014, years for which industry data are available from A.M. Best, our statutory ratio of underwriting expenses to premium written has averaged 19.0%, which is 7.5 points better than the independent agency segment of the private passenger automobile industry average of 26.5% for the same period.
Claims Handling
We strive for accuracy, consistency and fairness in our claim resolutions. Our claims organization employs approximately 1,300 people, has several field locations in each of our Focus States and provides a 24-hour, seven days per week toll-free service for our customers to report claims. We predominantly use our own local adjusters and appraisers.
We are committed to the field handling of claims and we believe that it provides, when compared with alternative methods, better service to our customers and better control of the claim resolution process. We open claims branch offices in urban areas where the volume of business will support them. Customer interactions can occur with generalists (initial and continuing adjusters) and specialists (staff appraisers, field casualty representatives and special investigators) based on local market volume, density and performance.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

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
State insurance departments that have jurisdiction over our insurance subsidiaries may conduct routine, on-site visits and examinations of our subsidiaries' affairs. At December 31, 2015, our insurance subsidiaries were involved in routine market conduct examinations in California and Florida. An additional exam began in Texas following the end of the year. As of February 25, 2016, these examinations have not been concluded. These examinations have from time to time given rise to regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against our insurance subsidiaries, and are likely to do so in the future.
The insurance laws of the states of domicile of our insurance subsidiaries contain provisions to the effect that the acquisition or change of control of a domestic insurer or of any entity that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of our common stock.
We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to shareholders and meet our debt payment obligations is largely dependent on dividends or other distributions from our insurance company subsidiaries, current investments and cash held. State insurance laws restrict the ability of our insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an “extraordinary dividend” until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has either not objected or has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus; or (ii) the insurer's net income for the twelve-month period ended the preceding December 31st, in each case determined in accordance with statutory accounting practices. In addition, an insurer's remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.
If a shareholder dividend does not rise to the statutory level of an extraordinary dividend, then it is an “ordinary dividend.” While an insurance company’s ability to pay an ordinary dividend does not require the approval of a state insurance department, it must file a 10-day notice of ordinary dividend with the appropriate insurance department. Insurance companies that fail to notify an insurance department of the payment of an ordinary dividend are assessed administrative fines.
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
Our profitability depends on our ability to set premium rates accurately. Inflationary pressures on medical care, auto parts and repair services costs complicate pricing with accuracy. Accurate pricing is also dependent on the availability of sufficient, reliable data on which to project both severity and frequency trends and timely recognition of changes in loss cost trends. This process poses more of a challenge in markets where we have less pricing experience. We could under-price risks, which could negatively affect our profit margins, or over-price risks, which could reduce sales volume and competitiveness. Either scenario could adversely affect profitability.
Because of the significant concentration of our business in California and Florida, negative developments in the regulatory, legal or economic conditions in these states may adversely affect our profitability.
California and Florida personal auto business represented 81% of our total gross written premium in 2015. In 2015 our two largest urban zones, Los Angeles and Miami, represented 56% of total gross written premium and approximately 38% of total underwriting profits. Our personal auto business may become further concentrated in these states and within our two largest urban zones. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects our revenues and profitability. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. These conditions could negatively affect premium revenue and make it more expensive or less profitable for us to conduct business in these states.
We rely upon a limited number of independent agents to generate a substantial portion of our business. If we were unable to retain or increase the level of business that these independent agents place with us or increase the level of business generated by other agents, our revenues would be negatively affected.
Approximately 14% of our 11,200 independent agencies and brokers accounted for approximately 80% of our gross written premium in 2015. Further, in California, 50 agencies and brokers produced 50% of our premium in the state, accounting for 25% of our premium nationwide, and in Florida, 38 independent agents and brokers produced 50% of gross written premium in the state, accounting for 15% of our premium nationwide.
We must compete with other insurance carriers for the business of these agents in an increasingly competitive marketplace. Some competitors offer more advanced systems to quote and process business, a larger variety of products, lower prices for insurance coverage, higher commissions or more attractive cash and non-cash incentives. In addition, some of our current agencies may merge or be acquired and the surviving entity may reduce the number of insurers with which business is placed.
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
Judicial, regulatory and legislative changes or challenges to prevailing insurance industry practices as well as technology innovations are ongoing, some of which could adversely affect our revenue or operating results.
Political, judicial, economic and financial developments occasionally lead to challenges or changes to established industry practices. Examples include challenges to (i) the use of credit and other rating factors in making risk selection and pricing decisions; and

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

(ii) how Florida Personal Injury Protection (PIP) payments to providers are calculated. It is difficult to predict the outcome or impact of current challenges or to identify others that might be brought in the future, but some could result in class action litigation, regulatory sanctions and substantial fines or penalties. In addition, auto technology advancements such as driverless cars, and emerging business models, including transportation network companies and usage-based insurance, could materially impact our revenue over time.
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
In California and Florida, courts and laws are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase our exposure to monetary damages beyond policy limits, in what are commonly referred to as "extra-contractual" or "bad faith" claims. Such claims may result in losses that materially reduce our profitability.
Our goodwill may be at risk for impairment if actual results regarding growth and profitability vary from our estimates.
At December 31, 2015, we had $75.3 million, or approximately $6.75 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B
Unresolved Staff Comments
None.

ITEM 2
Properties
Our insurance subsidiaries lease 315,267 square feet of office space in numerous cities throughout the United States. All of these leases expire within 8 years. The most significant leased office spaces are located in suburban Los Angeles, California and Miami, Florida. Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further information about leases. We own a 33,515 square foot call center in McAllen, Texas, a 50,900 square foot call center in Tucson, Arizona, and three properties in Birmingham, Alabama - a 116,433 square foot building, a 62,808 square foot warehouse and a 120,493 square foot building we purchased in April 2015 to replace a leased 120,137 square foot facility and serve as our new corporate headquarters beginning in June 2016.
ITEM 3
Legal Proceedings
Refer to Note 13 – Legal and Regulatory Proceedings of the Notes to the Consolidated Financial Statements for a discussion of our material legal proceedings. Except for those legal proceedings disclosed in Note 13 to the Consolidated Financial Statements, we believe that none of the legal proceedings to which we are subject meet the threshold for disclosure under this item.
ITEM 4
Mine Safety Disclosures

Not applicable.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II

ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 63 registered holders of record as of February 12, 2016. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. Our closing per-share stock price on February 12, 2016, was $79.14. Refer to Note 12 – Statutory Information of the Notes to Consolidated Financial Statements for information about restrictions on transfer of funds and assets of subsidiaries.
Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
For the quarter ended:
March 31, 2014	$75.66	$67.45	$67.63	$0.36	(5.7)%	(5.2)%
June 30, 2014	69.70	62.12	67.23	0.36	(0.6)%	(0.1)%
September 30, 2014	70.28	64.00	64.01	0.36	(4.8)%	(4.3)%
December 31, 2014	78.20	62.19	77.26	0.36	20.7%	21.3%

March 31, 2015	$87.89	$69.87	$82.05	$0.43	6.2%	6.8%
June 30, 2015	83.03	70.21	75.84	0.43	(7.6)%	(7.0)%
September 30, 2015	82.57	73.90	80.54	0.43	6.2%	6.8%
December 31, 2015	87.61	78.41	82.23	0.43	2.1%	2.6%

For the twelve months ended:
December 31, 2014	$78.20	$62.12	$77.26	$1.44	7.7%	9.7%
December 31, 2015	87.89	69.87	82.23	1.72	6.4%	8.7%

(a)	Calculated by dividing the change in share price during the period presented by the share price at the beginning of the period presented.

(b)
Calculated by dividing (i) the sum of the amount of the dividend, assuming dividend reinvestment, and the change in share price during the period presented; by (ii) the share price at the beginning of the period presented.

The information required under the heading “Equity Compensation Plan Information” is provided under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein.
During the fiscal year ended December 31, 2015, all of our equity securities sold were registered under the Securities Act of 1933, as amended.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2015, by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
Period:
October 1, 2015 - October 31, 2015	49,200	$81.68	49,200	$54,026,642
November 1, 2015 - November 30, 2015	53,000	$82.30	53,000	$49,663,341
December 1, 2015 - December 31, 2015	52,071	$82.62	52,071	$45,359,574
Total	154,271	$82.21	154,271	$45,359,574

(a)	Average price paid per share excludes commissions.

(b)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program to December 31, 2016, from December 31, 2014.

The following graph shows the percentage change in cumulative total shareholder return on our common stock over the five years ended December 31, 2015. The return is measured by dividing (i) the sum of the cumulative amount of dividends, assuming dividend reinvestment, and the change in share price during the periods presented; by (ii) the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the NASDAQ OMX Global Total Return Index for NASDAQ US Benchmark and the NASDAQ OMX Global Total Return for Industrial Classification Benchmark (ICB): 8500 Insurance (Supersector).
Cumulative Total Return as of December 31, 2015
(Assumes a $100 investment at the close of trading on December 31, 2010)

	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
IPCC	100.00	93.00	96.98	121.78	133.90	145.60
NASDAQ US	100.00	100.31	116.79	155.90	175.33	176.17
ICB: 8500 Insurance	100.00	91.35	108.09	153.11	173.87	172.59

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6
Selected Financial Data

($ in thousands, except per share data)	2015	2014	2013	2012	2011
Gross written premium	$1,387,866	$1,360,870	$1,339,819	$1,254,929	$1,082,466
Gross written premium growth	2.0%	1.6%	6.8%	15.9%	13.7%
Net written premium	1,373,287	1,347,604	1,329,892	1,247,198	1,075,976
Net premium earned	1,346,564	1,325,935	1,302,525	1,184,090	1,019,060
Total revenues	1,484,032	1,461,709	1,443,233	1,349,585	1,163,379
Loss & LAE ratio	76.9%	75.5%	78.1%	79.6%	75.3%
Underwriting ratio	18.7%	19.6%	19.9%	21.1%	22.7%
Combined ratio	95.6%	95.1%	98.0%	100.7%	98.0%
Net earnings	$51,481	$57,201	$32,633	$24,319	$41,833
Net earnings per diluted share	$4.51	$4.95	$2.80	$2.04	$3.37
Return on average common shareholders’ equity	7.4%	8.4%	5.0%	3.7%	6.4%
Cash and investments	$1,538,536	$1,611,594	$1,582,238	$1,560,116	$1,308,684
Total assets	2,386,752	2,384,812	2,317,265	2,303,593	1,930,371
Unpaid losses and LAE	669,965	668,177	646,577	572,894	495,403
Unearned premium	616,649	589,260	566,004	538,142	474,528
Debt outstanding	275,000	275,000	275,000	275,000	194,810
Total liabilities	1,699,157	1,687,153	1,660,507	1,647,351	1,268,582
Shareholders’ equity	687,595	697,659	656,758	656,242	661,789
Cash dividend per common share	$1.72	$1.44	$1.20	$0.90	$0.72
Common shares outstanding	11,151	11,483	11,504	11,605	11,807
Book value per common share	$61.66	$60.75	$57.09	$56.55	$56.05
Ratios:
Debt to total capital	28.6%	28.3%	29.5%	29.5%	22.7%
Debt to tangible capital	31.0%	30.6%	32.1%	32.1%	24.9%
Interest coverage	6.4	7.0	4.2	2.7	6.0

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7
Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
INDEX TO MD&A

Refer to Cautionary Statement Regarding Forward-Looking Statements on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During 2015 our gross written premium grew 2.0% compared with 2014. The majority of this growth came from California personal auto and countrywide Commercial Vehicle, which grew a combined 10.4%, compared with the prior year. Partially offsetting premium growth in these two areas was premium decline of 42.1% for the combined states of Georgia, Nevada and Pennsylvania as we discontinued writing new business in these states effective January 1, 2015. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the year ended December 31, 2015, were $51.5 million and $4.51, respectively, compared with $57.2 million and $4.95, respectively, for 2014. The decrease in diluted earnings per share for the year ended December 31, 2015, was primarily due to a decrease in underwriting income as the result of an increase in the accident year combined ratio from 96.4% at December 31, 2014, to 97.8% at December 31, 2015.
Included in net earnings for the year ended December 31, 2015, was $18.8 million ($28.9 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in severity estimates in Florida bodily injury coverages and California bodily injury loss adjustment expense estimates, all related to accident years 2013 and 2014. This compares with $11.3 million ($17.4 million pre-tax) of favorable development for 2014. The following table displays GAAP combined ratio results by accident year developed through December 31, 2015:

	Accident Year Combined Ratio Developed Through					Prior Accident Year (Favorable) Unfavorable Development ($ in millions)
	Dec.	Mar.	Jun.	Sep.	Dec.	YTD	YTD
	2014	2015	2015	2015	2015	2015	2015
Accident year
Prior							$(0.2)
2008	91.2%	91.1%	91.1%	91.1%	91.1%	(0.1)%	(0.7)
2009	92.4%	92.4%	92.4%	92.3%	92.4%	0.0%	0.3
2010	99.2%	99.3%	99.3%	99.3%	99.4%	0.2%	1.8
2011	100.1%	100.1%	100.0%	100.0%	100.2%	0.1%	0.9
2012	100.1%	100.0%	99.9%	99.9%	100.1%	0.0%	0.1
2013	96.8%	96.6%	96.3%	95.7%	95.5%	(1.3)%	(17.1)
2014	96.4%	96.4%	96.2%	95.9%	95.4%	(1.1)%	(14.0)
							$(28.9)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the year ended December 31, 2015, was $36.8 million compared with $35.6 million for 2014.
Our book value per share increased 1.5% from $60.75 at December 31, 2014, to $61.66 at December 31, 2015. This increase was primarily due to net earnings partially offset by share repurchases, shareholder dividends, and a decrease in unrealized gains during the year.
Critical Accounting Policies
(Refer to Note 1- Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements)
The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. We believe that the establishment of insurance reserves, the determination of “other-than-temporary” impairment on investments, accruals for litigation and valuation of goodwill are the areas where the degree of judgment required to determine amounts recorded in the financial statements makes the accounting policies critical.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance Reserves
Insurance reserves, or unpaid losses and LAE, are our best estimate of the ultimate amounts that will be paid for (i) all claims that have been reported up to the date of the current accounting period but have not yet been paid; (ii) all claims that have occurred but have not yet been reported to us (“incurred but not reported” or IBNR); and (iii) unpaid claim settlement expenses.
Incurred but not reported (IBNR) reserves are established for the quarter and year-end based on a quarterly reserve analysis by our actuarial staff. Various standard actuarial tests are applied to subsets of the business at a state, product and coverage basis. Included in the analyses are the following:

•	Paid and incurred extrapolation methods utilizing paid and incurred loss development to predict ultimate losses;

•
Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred claims cost development to predict ultimate average frequency (claims count per policy or auto insured) or ultimate average severity (cost per claim); and

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
We review loss reserve adequacy quarterly by accident year at a state, product and coverage level. We adjust reserves as additional information becomes known and reflect such adjustments in current year operations.
During each quarterly review by the internal actuarial staff, using the additional information obtained with the passage of time, factor selections are updated, which in turn adjust the ultimate loss estimates and held IBNR reserves for the subset of the business and accident periods affected by such updates. The actuarial staff also performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per auto or per policy. As an overall review, the staff then evaluates for reasonableness loss and LAE ratios by accident year by state, by product and by coverage.
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
We believe that our relatively low average policy limit and concentration on the nonstandard auto driver classification generally help stabilize fluctuations in frequency and severity. For example, approximately 88% of our policies include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.
Ultimate loss estimates, excluding extra-contractual obligation (ECO) losses, usually experience the greatest adjustment within the first 12 to 18 months after the accident year. Accordingly, the highest degree of uncertainty is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and we must estimate these elements as of the current reporting date. The proportion of losses with these characteristics typically diminishes in subsequent years.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

As compared with loss and LAE reserves held at December 31, 2015, our best estimate of reserve ranges using indicated results from utilized estimates of loss and LAE could range from a deficiency of 8%, or $54.6 million, to a redundancy of 12%, or $78.0 million. These ranges do not present a forecast of future redundancy or deficiency since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2015 reserve tests. Reserves recorded are our best estimate of the ultimate amounts that will be paid.
As noted above, the highest degree of uncertainty is associated with reserves in the first 12 to 18 months. The following table displays the accident year combined ratios developed through December 31, 2015, for the four most recent accident years along with the potential combined ratios based on the low and high outcomes of the loss and LAE tests utilized:

	Combined Ratios Developed Through
	December 31, 2015
	Low	As Reported	High
Accident year
2012	99.3%	100.1%	100.5%
2013	94.5%	95.5%	96.2%
2014	93.9%	95.4%	96.1%
2015	95.6%	97.8%	99.7%
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
Calendar year losses incurred for ECO losses, gross and net of reinsurance, over the past five calendar years have ranged from $0.8 million to $4.2 million, averaging $2.1 million per year. Losses for 2015, 2014 and 2013 have been $2.4 million, $4.2 million and $1.3 million, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present the development of our loss reserves, net of reinsurance, on a GAAP basis for the calendar years 2005 through 2015. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line shows the re-estimated liability as of December 31, 2015. The remainder of the table presents intervening development as percentages of the initially estimated liability. Additional information and experience in subsequent years results in development. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.
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

($ in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Liability for unpaid losses & LAE:
As originally estimated	$610	$568	$590	$524	$491	$461	$481	$559	$632	$654	$655
As re-estimated at December 31, 2015	511	461	466	388	388	446	488	559	600	625	N/A
Liability re-estimated:
One year later	94.9%	97.6%	95.0%	87.5%	85.0%	101.0%	103.4%	100.5%	97.3%	95.6%
Two years later	91.6%	91.3%	86.5%	78.7%	83.0%	99.2%	102.7%	99.6%	94.9%
Three years later	89.1%	85.2%	81.7%	76.8%	81.0%	97.8%	101.0%	99.9%
Four years later	85.6%	82.4%	80.5%	75.5%	79.7%	96.5%	101.4%
Five years later	84.0%	81.7%	79.6%	74.7%	79.1%	96.8%
Six years later	83.8%	81.5%	79.3%	74.1%	79.0%
Seven years later	83.7%	81.4%	79.0%	73.9%
Eight years later	83.7%	81.2%	79.0%
Nine years later	83.7%	81.2%
Ten years later	83.7%
Cumulative deficiency (redundancy)	(16.3)%	(18.8)%	(21.0)%	(26.1)%	(21.0)%	(3.3)%	1.4%	(0.1)%	(5.1)%	(4.4)%	N/A
Cumulative deficiency (redundancy) excluding ECO losses	(23.0)%	(24.7)%	(24.9)%	(26.4)%	(22.4)%	(4.8)%	(0.3)%	(1.4)%	(6.1)%	(4.8)%	N/A
Cumulative paid as of:
One year later	50.3%	48.4%	54.6%	46.8%	48.2%	62.5%	64.5%	62.7%	59.7%	57.9%
Two years later	66.5%	69.1%	67.4%	61.0%	65.9%	81.1%	84.2%	82.4%	77.1%
Three years later	77.4%	74.8%	72.9%	67.9%	72.7%	88.8%	92.3%	90.6%
Four years later	79.9%	77.4%	75.8%	70.9%	75.5%	92.0%	96.5%
Five years later	81.1%	78.8%	77.1%	72.3%	76.9%	94.0%
Six years later	81.7%	79.5%	77.8%	72.6%	77.6%
Seven years later	82.3%	80.1%	77.9%	72.9%
Eight years later	82.7%	80.1%	78.1%
Nine years later	82.6%	80.2%
Ten years later	82.6%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of our net liability to the gross liability for unpaid losses and LAE ($ in millions):

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
As originally estimated
Net liability shown above	$610	$568	$590	$524	$491	$461	$481	$559	$632	$654	$655
Add reinsurance recoverables	15	28	28	21	18	17	15	14	14	14	15
Gross liability	$625	$595	$618	$545	$509	$478	$495	$573	$647	$668	$670
As re-estimated at December 31, 2015
Net liability shown above	$511	$461	$466	$388	$388	$446	$488	$559	$600	$625	N/A
Add reinsurance recoverables	37	31	30	25	21	16	14	13	15	16	N/A
Gross liability	$548	$492	$496	$412	$410	$463	$502	$572	$615	$641	N/A
Gross cumulative deficiency (redundancy)	(12.4)%	(17.3)%	(19.8)%	(24.3)%	(19.5)%	(3.1)%	1.4%	(0.1)%	(4.9)%	(4.1)%	N/A
Gross cumulative deficiency (redundancy) excluding ECO losses	(20.0)%	(23.6)%	(23.9)%	(24.7)%	(20.9)%	(4.6)%	(0.3)%	(1.4)%	(5.8)%	(4.4)%	N/A
We find it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Accident year
2006	70.3%	71.0%	68.9%	67.4%	66.8%	66.5%	66.4%	66.3%	66.3%	66.2%
2007		71.9%	72.5%	71.0%	69.8%	69.5%	69.1%	69.0%	68.9%	68.9%
2008			73.5%	71.9%	69.9%	69.6%	69.4%	69.2%	69.0%	69.0%
2009				74.2%	71.0%	71.0%	70.7%	70.4%	70.4%	70.5%
2010					75.1%	76.7%	76.8%	76.9%	76.5%	76.7%
2011						74.9%	77.3%	77.6%	77.4%	77.5%
2012							78.2%	78.7%	79.0%	79.0%
2013								77.9%	77.0%	75.6%
2014									76.9%	75.8%
2015										79.1%

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

	Calendar Year Impact of Reserve Development by Accident Year (Favorable) Unfavorable Reserve Development
($ in millions)	2007	2008	2009	2010	2011	2012	2013	2014	2015
Accident year
Prior	$(20.4)	$(15.2)	$(21.4)	$(9.3)	$(1.6)	$(0.7)	$0.5	$(0.5)	$0.2
2006	6.9	(20.5)	(13.5)	(6.2)	(2.7)	(0.7)	(0.9)	(0.6)	(0.2)
2007		6.3	(15.6)	(12.3)	(2.8)	(3.9)	(1.5)	(0.7)	(0.2)
2008			(14.8)	(18.6)	(2.8)	(1.6)	(2.0)	(1.6)	(0.7)
2009				(27.5)	0.1	(2.6)	(3.0)	0.8	0.3
2010					14.3	1.1	0.5	(3.4)	1.8
2011						24.7	2.8	(2.0)	0.9
2012							6.4	2.5	0.1
2013								(11.9)	(17.1)
2014									(14.0)
Total	$(13.5)	$(29.4)	$(65.4)	$(73.9)	$4.5	$16.2	$2.9	$(17.4)	$(28.9)
The $28.9 million favorable reserve development during the twelve months ended December 31, 2015, was primarily due to decreases in severity estimates in Florida bodily injury coverages and California bodily injury loss adjustment expense estimates, all related to accident years 2013 and 2014.
The $17.4 million favorable reserve development during the twelve months ended December 31, 2014, was primarily due to decreases in California property damage severity estimates and in both severity and frequency estimates in Florida bodily injury coverages, all related to accident year 2013.
The $2.9 million unfavorable reserve development during the twelve months ended December 31, 2013, was primarily due to increases in severity estimates in bodily injury coverages in California and personal injury protection coverages in Florida, all related to accident year 2012.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than-temporarily impaired but we do not intend to and will not more than likely be required to sell the security before our recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (i) the effective interest rate implicit at the date of acquisition for non-structured securities; or (ii) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, the entire amount of the impairment is treated as a credit loss.
Accruals for Litigation
We continually evaluate potential liabilities and reserves for litigation using the criteria established by the Loss Contingency topic of the FASB Accounting Standards Codification. Under this guidance, we may only record reserves for loss if the likelihood of occurrence is probable and the amount is reasonably estimable. We consider each legal action and record reserves for losses in accordance with this guidance. We believe the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against us for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we do not expect them to have a material effect on our financial condition or liquidity. Refer to Note 13 – Legal and Regulatory Proceedings of the Notes to Consolidated Financial Statements for a discussion of our material legal proceedings.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2015, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.
The October 1, 2015, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2015.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Ratios
The National Association of Insurance Commissioners’ (NAIC) model law for risk-based capital (RBC) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2015, the capital ratios of all our insurance subsidiaries exceeded the RBC requirements.
Sources of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company come primarily from dividends and tax payments from the insurance subsidiaries as well as cash and investments held by the holding company. The ordinary dividend capacity and total payment activity, including extraordinary dividends, of our insurance companies for the two most recent years, as well as the dividend capacity for the upcoming year, are shown in the following table ($ in thousands):

	2016	2015	2014
Maximum ordinary dividends available to Infinity	$65,430	$68,143	$66,770
Dividends paid from subsidiaries to parent	N/A	68,450	60,100
As of December 31, 2015, the holding company had $143.1 million of cash and investments. In 2016, our insurance subsidiaries may pay us up to $65.4 million in ordinary dividends without prior regulatory approval. Rating agency capital requirements, among other factors, will be considered when determining the actual amount of dividends paid in 2016.
Our insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of approximately $80.2 million in 2015, $117.9 million in 2014 and $145.6 million in 2013.
At December 31, 2015, we had $275 million principal outstanding of 5.0% senior notes due September 2022 (the "5.0% Senior Notes"). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 4 – Long-Term Debt of the Notes to Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At December 31, 2015, there were no borrowings outstanding under the Credit Agreement.
In June 2013 we filed a "shelf" registration statement with the Securities and Exchange Commission registering $300.0 million of our securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. This shelf registration statement expires in June 2016. We intend to file a new shelf registration statement in 2016, registering securities similar to the types included in the prior shelf registration statement.
Uses of Funds
In February 2016 we increased our quarterly dividend to $0.52 per share from $0.43 per share. At this current amount, our 2016 annualized dividend payments will be approximately $23.2 million.
Our Board of Directors previously authorized a share and debt repurchase program. On November 4, 2014, our Board of Directors increased the authority to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. During 2015 we repurchased 361,749 shares at an average cost, excluding commissions, of $79.32 per share. As of December 31, 2015, we had $45.4 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations
Our contractual obligations and those of our insurance subsidiaries as of December 31, 2015, were ($ in thousands):

	Long-Term Debt & Interest	Operating Leases	Capital Leases	Loss and LAE Reserves (a)	Post-retirement Benefit Payments (b)	Total
Due in:
2016	$13,750	$5,091	$623	$401,872	$301	$421,637
2017 - 2018	27,500	6,532	966	193,682	562	229,242
2019 - 2020	27,500	2,362	477	45,468	581	76,388
2021 and after	302,500	1,842	0	28,943	1,583	334,868
Total	$371,250	$15,827	$2,066	$669,965	$3,026	$1,062,134
 ________________

(a)
We base the payout pattern for reserves for losses and LAE upon historical payment patterns and they do not represent actual contractual obligations. The timing and amounts ultimately paid will vary from these estimates, as discussed above under Critical Accounting Policies and in Note 1 – Significant Reporting and Accounting Policies of the Notes to Consolidated Financial Statements.

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
Our consolidated investment portfolio at December 31, 2015, contained $1.4 billion in fixed maturity securities, $89.9 million in equity securities and $4.7 million of short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders' equity, on an after-tax basis. At December 31, 2015, we had pre-tax net unrealized losses of less than $0.1 million on fixed maturities and pre-tax net unrealized gains of $11.1 million on equity securities. Combined, the pre-tax net unrealized gain declined by $24.9 million for the twelve months ended December 31, 2015, primarily as a result of increases in market interest rates during 2015.
Approximately 91.7% of our fixed maturity portfolio at December 31, 2015, was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2015. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
Because we carry all of these securities at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of our fixed maturity portfolio was 3.2 years at December 31, 2015.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at December 31, 2015, follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government	$64,849	$64,669	4.4%
State and municipal	472,402	479,666	32.5%
Mortgage- and asset-backed:
Residential mortgage-backed securities	333,554	334,784	22.7%
Commercial mortgage-backed securities	71,137	70,224	4.8%
Asset-backed securities (ABS):
Auto loans	40,415	40,330	2.7%
Equipment leases	7,591	7,578	0.5%
Credit card	2,620	2,614	0.2%
All other	3,480	3,497	0.2%
Total ABS	54,106	54,018	3.7%
Total mortgage- and asset-backed	458,797	459,026	31.1%
Corporates
Investment grade	266,238	263,203	17.8%
Non-investment grade	119,224	114,902	7.8%
Total corporates	385,462	378,105	25.6%
Total fixed maturities	1,381,510	1,381,467	93.6%
Equity securities	78,815	89,935	6.1%
Short-term investments	4,656	4,651	0.3%
Total investment portfolio	$1,464,981	$1,476,053	100.0%
The following table presents the returns, gross of investment expenses, of our investment portfolios based on quarterly investment balances as reflected in the financial statements, excluding equities invested in a rabbi trust:

	Twelve months ended December 31,
	2015	2014	2013
Return on fixed income securities:
Excluding realized gains and losses	2.6%	2.5%	2.7%
Including realized gains and losses	2.7%	2.8%	3.1%
Return on equity securities:
Excluding realized gains and losses	2.8%	3.0%	2.5%
Including realized gains and losses	5.4%	4.7%	3.5%
Return on all investments:
Excluding realized gains and losses	2.5%	2.4%	2.5%
Including realized gains and losses	2.7%	2.7%	2.9%
Receivable for Securities Sold
The $4.5 million balance in receivable for securities sold at December 31, 2014, represents fixed income securities sold in the normal course of business that had not settled prior to the end of the year.
Payable for Securities Purchased
The $7.3 million and $17.2 million balances in payable for securities purchased at December 31, 2015, and December 31, 2014, respectively, represent fixed income securities and treasury stock purchased in the normal course of business that had not settled prior to the end of their respective years.

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

($ in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	—	50	100	200
Fair value of fixed maturity portfolio	$1,460,640	$1,425,645	$1,403,777	$1,381,467	$1,359,130	$1,336,771	$1,291,984
Fair value of long-term debt	315,778	298,103	289,703	281,581	273,726	266,130	251,674
The following table provides information about our fixed maturity investments at December 31, 2015, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns. The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented below.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the twelve months ending December 31,
2016	$77,323	$93,824	$171,147	2.3
2017	94,411	181,120	275,530	2.0
2018	56,093	119,146	175,239	2.4
2019	38,497	136,267	174,764	2.4
2020	27,611	140,167	167,778	2.5
Thereafter	147,111	200,571	347,682	3.1
Total	$441,046	$871,094	$1,312,140	2.5
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

government securities, is $9.1 million or 0.7% of the fixed income investment portfolio. The top five investments in fixed income securities, excluding those issued by the U.S. government, make up 2.6% of the fixed income portfolio. All of the fixed maturities owned at December 31, 2015, were producing their stated rate of investment income.
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
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at December 31, 2015, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$64,669	$0	$0	$0	$0	$64,669	4.7%
State and municipal	127,140	265,222	87,294	0	10	479,666	34.7%
Mortgage- and asset-backed	426,402	24,513	5,918	2,194	0	459,026	33.2%
Corporates	0	18,556	118,352	126,295	114,902	378,105	27.4%
Total fair value	$618,211	$308,291	$211,563	$128,489	$114,912	$1,381,467	100.0%
% of total fair value	44.8%	22.3%	15.3%	9.3%	8.3%	100.0%
Equity Price Risk
Equity price risk is the potential economic loss from adverse changes in equity security prices. Our exposure to equity price risk is limited, as our equity investments comprise only 6.1% of our total investment portfolio. At December 31, 2015, the fair value of our equity portfolio was $89.9 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Underwriting
Premium
Our net earned premium was as follows ($ in thousands):

	Twelve months ended December 31,
	2015	2014	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$1,196,520	$1,150,825	$45,695	4.0%
Other States	49,972	86,949	(36,977)	(42.5)%
Total Personal Auto	1,246,492	1,237,774	8,718	0.7%
Commercial Vehicle	126,036	108,640	17,395	16.0%
Classic Collector	15,339	14,456	883	6.1%
Total gross written premium	1,387,866	1,360,870	26,996	2.0%
Ceded reinsurance	(14,579)	(13,266)	(1,313)	9.9%
Net written premium	1,373,287	1,347,604	25,683	1.9%
Change in unearned premium	(26,723)	(21,669)	(5,054)	23.3%
Net earned premium	$1,346,564	$1,325,935	$20,629	1.6%

	Twelve months ended December 31,
	2014	2013	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$1,150,825	$1,108,478	$42,348	3.8%
Other States	86,949	132,735	(45,787)	(34.5)%
Total Personal Auto	1,237,774	1,241,213	(3,439)	(0.3)%
Commercial Vehicle	108,640	85,301	23,339	27.4%
Classic Collector	14,456	13,305	1,151	8.6%
Total gross written premium	1,360,870	1,339,819	21,051	1.6%
Ceded reinsurance	(13,266)	(9,927)	(3,339)	33.6%
Net written premium	1,347,604	1,329,892	17,712	1.3%
Change in unearned premium	(21,669)	(27,367)	5,698	(20.8)%
Net earned premium	$1,325,935	$1,302,525	$23,410	1.8%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows our policies in force:

	Twelve months ended December 31,
	2015	2014	Change	% Change
Policies in Force
Personal Auto
Focus States	739,994	749,983	(9,989)	(1.3)%
Other States	26,864	51,041	(24,177)	(47.4)%
Total Personal Auto	766,858	801,024	(34,166)	(4.3)%
Commercial Vehicle	48,955	44,772	4,183	9.3%
Classic Collector	41,178	40,825	353	0.9%
Total policies in force	856,991	886,621	(29,630)	(3.3)%

	Twelve months ended December 31,
	2014	2013	Change	% Change
Policies in Force
Personal Auto
Focus States	749,983	768,373	(18,390)	(2.4)%
Other States	51,041	78,674	(27,633)	(35.1)%
Total Personal Auto	801,024	847,047	(46,023)	(5.4)%
Commercial Vehicle	44,772	40,183	4,589	11.4%
Classic Collector	40,825	39,179	1,646	4.2%
Total policies in force	886,621	926,409	(39,788)	(4.3)%
2015 compared to 2014
We implemented rate revisions in various states with an overall rate increase of 9.8% during 2015. Gross written premium grew despite the decline in policies in force primarily due to an increase in average premiums per policy.
The increase in gross written premium in our Focus States is primarily due to growth in California, which grew 9.4%, compared with the prior year. California's premium growth, most of which occurred during the first half of 2015, was primarily due to an increase in both new and renewal business as a result of an improving economy and higher average written premiums.
The growth in the Focus States was partially offset by declining gross written premium in the Other States as we discontinued writing new business in Georgia, Nevada, and Pennsylvania effective January 1, 2015.
The gross written premium growth in our Commercial Vehicle product was primarily due to renewal business growth and higher average premiums.
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
During 2014 personal auto insurance gross written premium in our Focus States grew 3.8% compared with 2013. The increase in gross written premium was primarily due to growth in California and Florida, which grew a combined 3.8% during 2014 as a result of higher average premium in both states, renewal business growth in California and new business growth in Florida.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present the statutory and GAAP combined ratios:

	Twelve months ended December 31,
	2015			2014			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	76.0%	16.9%	93.0%	77.0%	17.8%	94.8%	(1.0)%	(0.9)%	(1.8)%
Other States	90.6%	14.3%	104.9%	74.3%	17.3%	91.6%	16.3%	(3.0)%	13.3%
Total Personal Auto	76.7%	16.8%	93.6%	76.8%	17.8%	94.5%	(0.1)%	(0.9)%	(1.0)%
Commercial Vehicle	85.0%	16.2%	101.3%	63.7%	17.4%	81.1%	21.3%	(1.2)%	20.2%
Classic Collector	52.1%	29.0%	81.1%	62.7%	32.5%	95.2%	(10.6)%	(3.5)%	(14.0)%
Total statutory ratios	77.1%	16.9%	94.0%	75.7%	17.9%	93.6%	1.4%	(1.0)%	0.5%
Total statutory ratios excluding development	79.2%	16.9%	96.2%	77.0%	17.9%	94.9%	2.3%	(1.0)%	1.3%
GAAP ratios	76.9%	18.7%	95.6%	75.5%	19.6%	95.1%	1.4%	(0.9)%	0.5%
GAAP ratios excluding development	79.1%	18.7%	97.8%	76.9%	19.6%	96.4%	2.2%	(0.9)%	1.3%

	Twelve months ended December 31,
	2014			2013			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	77.0%	17.8%	94.8%	78.2%	17.7%	96.0%	(1.2)%	0.1%	(1.2)%
Other States	74.3%	17.3%	91.6%	80.9%	17.1%	98.0%	(6.6)%	0.2%	(6.4)%
Total Personal Auto	76.8%	17.8%	94.5%	78.6%	17.7%	96.2%	(1.8)%	0.1%	(1.7)%
Commercial Vehicle	63.7%	17.4%	81.1%	75.8%	16.7%	92.4%	(12.1)%	0.7%	(11.3)%
Classic Collector	62.7%	32.5%	95.2%	54.7%	36.6%	91.4%	8.0%	(4.1)%	3.8%
Total statutory ratios	75.7%	17.9%	93.6%	78.2%	17.8%	96.0%	(2.5)%	0.1%	(2.4)%
Total statutory ratios excluding development	77.0%	17.9%	94.9%	78.0%	17.8%	95.8%	(1.0)%	0.1%	(0.9)%
GAAP ratios	75.5%	19.6%	95.1%	78.1%	19.9%	98.0%	(2.6)%	(0.3)%	(2.9)%
GAAP ratios excluding development	76.9%	19.6%	96.4%	77.9%	19.9%	97.7%	(1.0)%	(0.3)%	(1.3)%
2015 compared to 2014
The statutory combined ratio for the twelve months ended December 31, 2015, increased by 0.5 point from the same period of 2014. The twelve months ended December 31, 2015, included $28.9 million of favorable development on prior year loss and LAE reserves compared with $17.4 million of favorable development on prior year loss and LAE reserves in 2014. Excluding the effect of development from both periods, the statutory combined ratio increased by 1.3 points for the twelve months ended December 31, 2015, compared with 2014.
The GAAP combined ratio for the twelve months ended December 31, 2015, increased by 0.5 point compared with 2014. Excluding the effect of development from both periods, the GAAP combined ratio increased by 1.3 points for the twelve months ended December 31, 2015, compared with 2014.
Losses from catastrophes totaled $1.8 million during 2015, compared with $2.5 million in 2014.
The 1.8 points decline in the Focus States combined ratio for the twelve months ended December 31, 2015, was primarily due to an improvement in the calendar year loss and LAE ratio as a result of favorable development from prior accident year loss and LAE reserves in Florida and California, as well as an increase in net written premium, resulting in a reduction of the underwriting ratio.
The 13.3 points increase in the Other States combined ratio for the twelve months ended December 31, 2015, was primarily due to increases in the current accident year combined ratios in Pennsylvania and Georgia.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The 20.2 points increase in the Commercial Vehicle product combined ratio during the twelve months ended December 31, 2015, was primarily due to increases in both frequency and severity, resulting in higher new business loss ratios in 2015, particularly in Florida, as well as favorable development on loss and LAE reserves recognized in the twelve months ended December 31, 2014.
2014 compared to 2013
The statutory combined ratio for the twelve months ended December 31, 2014, decreased by 2.4 points from the same period of 2013. The twelve months ended December 31, 2014, included $17.4 million of favorable development on prior year loss and LAE reserves compared with $2.9 million of unfavorable development on prior year loss and LAE reserves in 2013. Excluding the effect of development from both periods, the statutory combined ratio decreased by 0.9 points for the twelve months ended December 31, 2014, compared with 2013.
The GAAP combined ratio for the twelve months ended December 31, 2014, decreased by 2.9 points compared with 2013. Excluding the effect of development from both periods, the GAAP combined ratio decreased by 1.3 points for the twelve months ended December 31, 2014, compared with 2013.
Losses from catastrophes totaled $2.5 million during 2014, compared with $1.8 million for 2013.
The 1.2 points decline in the Focus States combined ratio for the twelve months ended December 31, 2014, was primarily due to improvement in the California calendar year loss ratio as a result of favorable development from prior accident year loss and LAE reserves as well as an increase in average earned premium.
The 6.4 points decline in the Other States combined ratio for the twelve months ended December 31, 2014, was primarily due to an improvement in the combined ratio on renewal business in Georgia, Nevada and Pennsylvania.
The 11.3 points decline in the Commercial Vehicle product combined ratio during the twelve months ended December 31, 2014, was primarily due to favorable development on loss and LAE reserves.
Installment and Other Fee Income

	Twelve months ended December 31,
($ in thousands)	2015	2014	2013
Installment and other fee income	$96,753	$95,242	$98,428
Installment and other fees charged to policyholders were relatively unchanged in 2015 and declined 3.2% during 2014 primarily due to a reduction in late fees charged.
Net Investment Income
Investment income primarily includes gross investment revenue net of investment management fees as shown in the following table ($ in thousands):

	Twelve months ended December 31,
	2015	2014	2013
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$36,871	$35,596	$36,113
Dividends on equity securities	2,194	2,245	1,711
Gross investment income	39,065	37,841	37,825
Investment expenses	(2,265)	(2,211)	(2,279)
Net investment income	$36,800	$35,629	$35,546
Average investment balance, at cost	$1,555,808	$1,563,028	$1,511,558
Annualized returns excluding realized gains and losses	2.4%	2.3%	2.4%
Annualized returns including realized gains and losses	2.5%	2.6%	2.8%
Gross and net investment income for the year ended December 31, 2015, includes $1.1 million of make whole proceeds. In prior periods, make whole proceeds were included in realized gains and losses.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in investment income reflect fluctuations in market rates and changes in average invested assets. In 2014, net investment income and annualized returns declined when compared with the prior year primarily due to a decline in book yields as operating cash flows have been invested at lower new money rates.
Net Realized Gains on Investments
We recorded net realized gains on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Twelve months ended December 31, 2015
	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments
Fixed maturities	$2,064	$(1,294)	$770
Equity securities	2,039	0	2,039
Short-term investments	0	0	0
Total	$4,102	$(1,294)	$2,809

	Twelve months ended December 31, 2014
	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments
Fixed maturities	$3,137	$(160)	$2,976
Equity securities	1,303	0	1,303
Short-term investments	5	0	5
Total	$4,444	$(160)	$4,284

	Twelve months ended December 31, 2013
	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments
Fixed maturities	$6,818	$(1,468)	$5,349
Equity securities	677	0	677
Short-term investments	0	0	0
Total	$7,495	$(1,468)	$6,026
Other Income

	Twelve months ended December 31,
($ in thousands)	2015	2014	2013
Other income	$1,106	$619	$707
Other income is primarily comprised of commission from the sales of third party insurance policies and items of a non-recurring nature. Other income for the year ended December 31, 2015, increased $0.5 million primarily as a result of a growth in the sales of these policies.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

	Twelve months ended December 31,
($ in thousands)	2015	2014	2013
5.0% Senior Notes	$13,750	$13,750	$13,826
Capital leases	81	51	86
Total	$13,831	$13,801	$13,912
At December 31, 2015, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 4 – Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Corporate General and Administrative Expenses

	Twelve months ended December 31,
($ in thousands)	2015	2014	2013
Corporate general and administrative expenses	$7,852	$7,702	$7,870
Corporate general and administrative expenses are comprised of expenses of the holding company, including board of directors' fees, directors and officers insurance and a portion of the salaries and benefits of senior executives.
Other Expenses

	Twelve months ended December 31,
($ in thousands)	2015	2014	2013
Lease related expenses	$979	$275	$88
Loss on impairment of property	909	0	0
Corporate litigation expense	299	238	1,169
Loss on disposal of software and equipment	265	15	46
Other	844	354	771
Total	$3,296	$882	$2,073
Other expenses for the twelve months ended December 31, 2015, increased primarily due to losses on subleases related to the closure of offices in Georgia, Nevada and Pennsylvania as well as a partial lease buyout on our existing corporate headquarters. In addition, we incurred an impairment to bring the book values of two properties down to the appraised value after the demolition of buildings that were on the premises at the time of purchase.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes
The following table reconciles our U.S. statutory rate and effective tax rate for the periods ended December 31, 2015, 2014 and 2013:

	Twelve months ended December 31,
	2015	2014	2013
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends-received deduction	(0.6)%	(0.6)%	(0.8)%
Tax exempt interest	(3.6)%	(3.3)%	(6.1)%
Other	0.4%	0.1%	(0.5)%
Effective tax rate	31.2%	31.2%	27.6%
In 2014 our underwriting income increased as a result of a decrease in our combined ratio. This increase in income resulted in a smaller benefit from both tax exempt interest and the dividends-received deduction, which therefore increased the effective tax rate.

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

ITEM 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9A
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in the 2013 edition of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015, and 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 25, 2016

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
The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 17, 2016.
ITEM 11
Executive Compensation
Incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 17, 2016.
ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 17, 2016.
ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 17, 2016.
ITEM 14
Principal Accountant Fees and Services
Incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 17, 2016.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2015, and 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2015, and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 25, 2016

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Twelve months ended December 31,
	2015	2014	% Change	2013	% Change
Revenues:
Earned premium	$1,346,564	$1,325,935	1.6%	$1,302,525	1.8%
Installment and other fee income	96,753	95,242	1.6%	98,428	(3.2)%
Net investment income	36,800	35,629	3.3%	35,546	0.2%
Net realized gains on investments(1)	2,809	4,284	(34.4)%	6,026	(28.9)%
Other income	1,106	619	78.8%	707	(12.5)%
Total revenues	1,484,032	1,461,709	1.5%	1,443,233	1.3%
Costs and Expenses:
Losses and loss adjustment expenses	1,036,001	1,001,628	3.4%	1,017,247	(1.5)%
Commissions and other underwriting expenses	348,219	354,559	(1.8)%	357,052	(0.7)%
Interest expense	13,831	13,801	0.2%	13,912	(0.8)%
Corporate general and administrative expenses	7,852	7,702	1.9%	7,870	(2.1)%
Other expenses	3,296	882	273.8%	2,073	(57.5)%
Total costs and expenses	1,409,200	1,378,572	2.2%	1,398,155	(1.4)%
Earnings before income taxes	74,832	83,138	(10.0)%	45,078	84.4%
Provision for income taxes	23,351	25,936	(10.0)%	12,445	108.4%
Net Earnings	$51,481	$57,201	(10.0)%	$32,633	75.3%
Net Earnings per Common Share:
Basic	$4.54	$5.00	(9.2)%	$2.85	75.4%
Diluted	4.51	4.95	(8.9)%	2.80	76.8%
Average Number of Common Shares:
Basic	11,334	11,440	(0.9)%	11,451	(0.1)%
Diluted	11,417	11,562	(1.3)%	11,657	(0.8)%
Cash Dividends per Common Share	$1.72	$1.44	19.4%	$1.20	20.0%
(1) Net realized gains on sales	$4,102	$4,444	(7.7)%	$7,495	(40.7)%
Total other-than-temporary impairment (OTTI) losses	(1,294)	(1,023)	26.5%	(3,772)	(72.9)%
Non-credit portion in other comprehensive income	0	888	NM	2,338	(62.0)%
OTTI losses reclassified from other comprehensive income	0	(25)	NM	(33)	(26.1)%
Net impairment losses recognized in earnings	$(1,294)	$(160)	NM	$(1,468)	(89.1)%
Total net realized gains on investments	$2,809	$4,284	(34.4)%	$6,026	(28.9)%
NM = Not Meaningful
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Twelve months ended December 31,
	2015	2014	2013
Net earnings	$51,481	$57,201	$32,633
Other comprehensive income before tax:
Net change in post-retirement benefit liability	771	235	906
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(22,091)	14,618	(15,227)
Less: Reclassification adjustments for gains included in net earnings	(2,809)	(4,284)	(6,026)
Unrealized (losses) gains on investments, net	(24,900)	10,334	(21,254)
Other comprehensive (loss) income, before tax	(24,129)	10,569	(20,348)
Income tax benefit (expense) related to components of other comprehensive income	8,445	(3,699)	7,122
Other comprehensive (loss) income, net of tax	(15,684)	6,870	(13,226)
Comprehensive income	$35,797	$64,071	$19,406
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,381,510 and $1,412,417)	$1,381,467	$1,431,843
Equity securities – at fair value (cost $78,815 and $77,862)	89,935	94,408
Short-term investments - at fair value (amortized cost $4,656 and $803)	4,651	803
Total investments	$1,476,053	$1,527,054
Cash and cash equivalents	62,483	84,541
Accrued investment income	12,245	12,976
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,385 and $15,510	511,543	483,638
Property and equipment, net of accumulated depreciation of $72,892 and $63,929	89,707	55,880
Prepaid reinsurance premium	5,385	4,809
Recoverables from reinsurers (includes $362 and $161 on paid losses and LAE)	15,056	14,530
Deferred policy acquisition costs	93,157	90,428
Current and deferred income taxes	33,926	20,022
Receivable for securities sold	0	4,549
Other assets	11,922	11,108
Goodwill	75,275	75,275
Total assets	$2,386,752	$2,384,812
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$669,965	$668,177
Unearned premium	616,649	589,260
Long-term debt (fair value $281,581 and $291,044)	275,000	275,000
Commissions payable	17,406	18,673
Payable for securities purchased	7,264	17,173
Other liabilities	112,873	118,870
Total liabilities	$1,699,157	$1,687,153
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,774,520 and 21,728,032 shares issued)	$21,794	$21,745
Additional paid-in capital	376,025	372,368
Retained earnings	757,604	725,651
Accumulated other comprehensive income, net of tax	7,811	23,494
Treasury stock, at cost (10,623,138 and 10,244,672 shares)	(475,638)	(445,599)
Total shareholders’ equity	$687,595	$697,659
Total liabilities and shareholders’ equity	$2,386,752	$2,384,812
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at January 1, 2013	$21,529	$361,845	$666,199	$29,851	$(423,181)	$656,242
Net earnings	—	—	32,633	—	—	32,633
Net change in post-retirement benefit liability	—	—	—	589	—	589
Change in unrealized gain on investments	—	—	—	(12,724)	—	(12,724)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(1,091)	—	(1,091)
Comprehensive income						19,406
Dividends paid to common shareholders	—	—	(13,821)	—	—	(13,821)
Shares issued and share-based compensation expense, including tax benefit	155	7,057	—	—	—	7,212
Acquisition of treasury stock	—	—	—	—	(12,282)	(12,282)
Balance at December 31, 2013	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	57,201	—	—	57,201
Net change in post-retirement benefit liability	—	—	—	153	—	153
Change in unrealized gain on investments	—	—	—	6,810	—	6,810
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(93)	—	(93)
Comprehensive income						64,071
Dividends paid to common shareholders	—	—	(16,562)	—	—	(16,562)
Shares issued and share-based compensation expense, including tax benefit	61	3,466	—	—	—	3,527
Acquisition of treasury stock	—	—	—	—	(10,136)	(10,136)
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	51,481	—	—	51,481
Net change in post-retirement benefit liability	—	—	—	501	—	501
Change in unrealized gain on investments	—	—	—	(16,795)	—	(16,795)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	610	—	610
Comprehensive income						35,797
Dividends paid to common shareholders	—	—	(19,528)	—	—	(19,528)
Shares issued and share-based compensation expense, including tax benefit	49	3,658	—	—	—	3,706
Acquisition of treasury stock	—	—	—	—	(30,040)	(30,040)
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Twelve months ended December 31,
	2015	2014	2013
Operating Activities:
Net earnings	$51,481	$57,201	$32,633
Adjustments:
Depreciation	12,299	10,803	9,030
Amortization	22,213	21,952	18,936
Net realized gains on investments	(2,809)	(4,284)	(6,026)
Loss (gain) on disposal of property and equipment	1,174	(16)	(120)
Share-based compensation expense	3,149	2,634	4,009
Excess tax benefits from share-based payment arrangements	(298)	(108)	(573)
Activity related to rabbi trust	(49)	48	126
Change in accrued investment income	732	(205)	(845)
Change in agents’ balances and premium receivable	(27,904)	(32,299)	(24,183)
Change in reinsurance receivables	(1,101)	(1,699)	(575)
Change in deferred policy acquisition costs	(2,728)	(2,170)	(7)
Change in other assets	(5,704)	4,251	4,583
Change in unpaid losses and loss adjustment expenses	1,787	21,600	73,683
Change in unearned premium	27,389	23,256	27,862
Change in other liabilities	(7,122)	5,056	4,725
Net cash provided by operating activities	72,507	106,020	143,258
Investing Activities:
Purchases of fixed maturities	(523,502)	(516,522)	(774,640)
Purchases of equity securities	(7,000)	(6,600)	(11,100)
Purchases of short-term investments	(8,413)	(7,920)	(5,798)
Purchases of property and equipment	(47,300)	(18,641)	(17,840)
Maturities and redemptions of fixed maturities	198,050	167,011	193,421
Maturities and redemptions of short-term investments	1,285	2,800	0
Proceeds from sale of fixed maturities	329,688	238,893	454,647
Proceeds from sale of equity securities	8,489	4,999	7,244
Proceeds from sale of short-term investments	3,086	6,864	3,204
Proceeds from sale of property and equipment	0	34	171
Net cash used in investing activities	(45,617)	(129,082)	(150,691)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	259	784	3,203
Excess tax benefits from share-based payment arrangements	298	108	573
Principal payments under capital lease obligations	(497)	(840)	(882)
Acquisition of treasury stock	(29,481)	(10,100)	(12,612)
Dividends paid to shareholders	(19,528)	(16,562)	(13,821)
Net cash used in financing activities	(48,948)	(26,609)	(23,538)
Net decrease in cash and cash equivalents	(22,058)	(49,670)	(30,971)
Cash and cash equivalents at beginning of period	84,541	134,211	165,182
Cash and cash equivalents at end of period	$62,483	$84,541	$134,211
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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
Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We currently write personal automobile insurance with a concentration on nonstandard automobile insurance, mono-line commercial vehicle insurance and classic collector automobile insurance. Personal auto insurance accounts for 90% of our total gross written premium and we primarily write it in four states. We wrote approximately 55% of our personal auto gross written premium in the state of California during 2015.
Basis of Consolidation and Reporting
The accompanying consolidated financial statements include our accounts and those of our subsidiaries. These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant intercompany transactions and balances.
We have evaluated events that occurred after December 31, 2015, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Investments
We consider all fixed maturity securities “available for sale” and report them at fair value with unrealized gains or losses reported after-tax in accumulated other comprehensive income within shareholders' equity. We base the fair values of investments on prices quoted in the most active market for each security. If quoted prices are not available, we estimate fair value based on the fair value of comparable securities, discounted cash flow models or similar methods. We treat premium and discounts on mortgage-backed securities (MBS) and asset-backed securities (ABS) as a yield adjustment over the estimated life of the securities, adjusted for anticipated prepayments, using the interest method. We base prepayment assumptions on data from widely accepted third party data sources or internal estimates. We review the amortized cost and effective yield of the security periodically and adjust it to reflect actual prepayments and changes in expectations. For high credit quality MBS and ABS (those rated AA or above at the time of purchase), the adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For MBS and ABS rated below AA, we adjust the yield prospectively for any changes in estimated cash flows.
Gains or losses on securities are determined on the specific identification basis. When we consider impairment in the value of a specific investment other-than-temporary (OTTI), the cost basis of that investment is reduced. For fixed maturity securities that are OTTI, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

cost. If a fixed maturity security is considered OTTI, but we do not intend to and are not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (i) the effective interest rate implicit at the date of acquisition for non-structured securities; or (ii) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income.
Securities having a fair value of approximately $20.3 million at December 31, 2015, were on deposit as required by regulatory authorities.
Cash and Cash Equivalents
We consider liquid investments having original maturities of three months or less when purchased to be cash equivalents for purposes of the financial statements.
Reinsurance
Our insurance subsidiaries cede insurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, our insurance subsidiaries would remain liable. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policies. Our insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses; and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force.
Advertising
Advertising costs are charged to expense as incurred. Total advertising costs were $9.1 million, $8.7 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Deferred Policy Acquisition Costs (DPAC)
Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the successful production of premium writings are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, we evaluate the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2015, 2014 and 2013 was $203.7 million, $204.7 million and $206.7 million, respectively.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification (FASC), we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2015, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.
The October 1, 2015, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2015.
Unpaid Losses and Loss Adjustment Expenses (LAE)
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
Property and Equipment
We report property and equipment balances at cost less accumulated depreciation. Property and equipment, which consists of land, buildings, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, consisted of the following balances as of December 31, 2015 ($ in millions):

	Gross Asset	Accumulated Depreciation	Net Asset
Real estate related	$70.5	$(8.0)	$62.4
Computer equipment & software	79.9	(55.6)	24.2
Furniture & fixtures	12.3	(9.2)	3.1
Total	$162.6	$(72.9)	$89.7
We recognized $2.0 million, net of accumulated depreciation of $1.6 million, of equipment held under capital leases in other assets on the Consolidated Balance Sheets with the related lease obligations recorded in other liabilities. We compute depreciation over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and we allocate the related expenses, including amortization of assets recorded under capital leases, to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: "Losses and loss adjustment expenses", "Commissions and other underwriting expenses", "Corporate general and administrative expenses" or "Other expenses".
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
Recently Issued Accounting Standards
In January 2016 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of December 31, 2015, we have $7.2 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
In May 2015 the FASB issued an ASU related to the disclosure for short-duration contracts. The guidance requires additional disclosures related to the liability for unpaid claims and claim adjustment expenses in an effort to increase transparency and comparability. The standard is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The new guidance will have no material impact on our results of operations or financial position.
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
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance. In August 2015 the FASB issued an ASU to defer the effective date from fiscal years beginning after December 15, 2016, to fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$62,483	$0	$0	$62,483
Fixed maturity securities:
U.S. government	64,638	32	0	64,669
State and municipal	0	479,656	10	479,666
Mortgage-backed securities:
Residential	0	334,784	0	334,784
Commercial	0	70,224	0	70,224
Total mortgage-backed securities	0	405,008	0	405,008
Asset-backed securities	0	54,018	0	54,018
Corporates	0	376,582	1,524	378,105
Total fixed maturities	64,638	1,315,295	1,534	1,381,467
Equity securities	89,935	0	0	89,935
Short-term investments	0	4,651	0	4,651
Total cash and investments	$217,056	$1,319,946	$1,534	$1,538,536
Percentage of total cash and investments	14.1%	85.8%	0.1%	100.0%

	Fair Value
December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,541	$0	$0	$84,541
Fixed maturity securities:
U.S. government	66,847	87	0	66,933
State and municipal	0	503,650	0	503,650
Mortgage-backed securities:
Residential	0	354,528	0	354,528
Commercial	0	50,838	0	50,838
Total mortgage-backed securities	0	405,366	0	405,366
Asset-backed securities	0	58,457	150	58,607
Corporates	0	394,152	3,134	397,286
Total fixed maturities	66,847	1,361,711	3,285	1,431,843
Equity securities	94,408	0	0	94,408
Short-term investments	0	803	0	803
Total cash and investments	$245,795	$1,362,514	$3,285	$1,611,594
Percentage of total cash and investments	15.3%	84.5%	0.2%	100.0%
We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $281.6 million and $291.0 million fair value of our long-term debt at December 31, 2015, and December 31, 2014, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities invested in a rabbi trust which funds our Supplemental Employee Retirement Plan (SERP). Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments; (ii) securities whose fair value is determined based on unobservable inputs; and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization (NRSRO). We recognize transfers between levels at the beginning of the reporting period.

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
Corporate: In determining the fair value for corporate securities we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.
We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

	Twelve months ended
	December 31, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$3,134	$150	$3,285
Total gains or (losses), unrealized or realized
Included in net earnings	(0)	(71)	0	(72)
Included in other comprehensive income	0	(80)	0	(80)
Sales	0	0	0	0
Settlements	0	(1,112)	(150)	(1,263)
Transfers in	10	0	0	10
Transfers out	0	(347)	0	(347)
Balance at end of period	$10	$1,524	$0	$1,534

	Twelve months ended
	December 31, 2014
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$5,175	$686	$5,860
Total gains or (losses), unrealized or realized
Included in net earnings	0	274	0	274
Included in other comprehensive income	0	(230)	(1)	(231)
Sales	0	(880)	0	(880)
Settlements	0	(1,204)	(534)	(1,739)
Transfers in	0	0	0	0
Transfers out	0	0	0	0
Balance at end of period	$0	$3,134	$150	$3,285
Of the $1.5 million fair value of securities in Level 3 at December 31, 2015, which consisted of four securities, we priced two based on non-binding broker quotes, one price was provided by our unaffiliated money manager and one security, which was included in Level 3 because it was not rated by a NRSRO, was priced by a nationally recognized pricing service.
During 2015 one security was transferred from Level 2 into Level 3 because it was no longer rated by a NRSRO, and one security was transferred from Level 3 into Level 2 because its fair value was determinable using observable market inputs. There were no transfers of securities between Levels 1 and 2 during 2015 and no transfers between levels during 2014.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$62,483	$62,483	$84,541	$84,541
Available-for-sale securities
Fixed maturities	1,381,467	1,381,467	1,431,843	1,431,843
Equity securities	89,935	89,935	94,408	94,408
Short-term investments	4,651	4,651	803	803
Total cash and investments	$1,538,536	$1,538,536	$1,611,594	$1,611,594
Liabilities:
Long-term debt	$275,000	$281,581	$275,000	$291,044
Refer to Note 3 – Investments to the Consolidated Financial Statements for additional information on investments and Note 4 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 3 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the twelve months ended December 31, 2015, were $341.3 million. The proceeds from sales of securities for the twelve months ended December 31, 2014, were $250.8 million. These proceeds are net of $4.5 million of receivable for securities sold during 2014 that had not settled at December 31, 2014. The proceeds from sales of securities for the twelve months ended December 31, 2013, were $465.1 million. These proceeds are net of $2.8 million of receivable for securities sold during 2013 that had not settled at December 31, 2013.
Gross gains of $7.2 million, $5.1 million and $9.5 million were realized on sales of available for sale securities during the years ended 2015, 2014, and 2013, respectively. Gross losses of $3.2 million, $0.7 million and $2.0 million were realized on sales of available for sale securities during the years ended 2015, 2014 and 2013, respectively. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	December 31, 2015
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,849	$103	$(282)	$64,669	$0
State and municipal	472,402	7,393	(129)	479,666	(51)
Mortgage-backed securities:
Residential	333,554	3,678	(2,448)	334,784	(2,374)
Commercial	71,137	16	(929)	70,224	0
Total mortgage-backed securities	404,691	3,694	(3,377)	405,008	(2,374)
Asset-backed securities	54,106	50	(138)	54,018	(8)
Corporates	385,462	1,281	(8,638)	378,105	(61)
Total fixed maturities	1,381,510	12,521	(12,564)	1,381,467	(2,495)
Equity securities	78,815	11,120	0	89,935	0
Short-term investments	4,656	0	(4)	4,651	0
Total	$1,464,981	$23,640	$(12,568)	$1,476,053	$(2,495)

	December 31, 2014
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$66,625	$502	$(193)	$66,933	$0
State and municipal	493,350	10,637	(337)	503,650	(69)
Mortgage-backed securities:
Residential	349,371	6,547	(1,390)	354,528	(2,914)
Commercial	50,914	182	(258)	50,838	0
Total mortgage-backed securities	400,285	6,729	(1,648)	405,366	(2,914)
Asset-backed securities	58,546	131	(70)	58,607	(8)
Corporates	393,611	5,999	(2,324)	397,286	(441)
Total fixed maturities	1,412,417	23,998	(4,572)	1,431,843	(3,433)
Equity securities	77,862	16,546	0	94,408	0
Short-term investments	803	0	(1)	803	0
Total	$1,491,082	$40,544	$(4,573)	$1,527,054	$(3,433)
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
December 31, 2015	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	18	$36,024	$(241)	0.7%	4	$4,687	$(41)	0.9%
State and municipal	27	54,680	(129)	0.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	205	133,814	(1,436)	1.1%	64	39,001	(1,012)	2.5%
Commercial	9	28,733	(349)	1.2%	10	34,169	(580)	1.7%
Total mortgage-backed securities	214	162,547	(1,785)	1.1%	74	73,170	(1,592)	2.1%
Asset-backed securities	36	35,313	(132)	0.4%	2	1,153	(7)	0.6%
Corporate	172	239,440	(7,149)	2.9%	12	14,373	(1,488)	9.4%
Total fixed maturities	467	528,003	(9,436)	1.8%	92	93,384	(3,128)	3.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	4,651	(4)	0.1%	0	0	0	0.0%
Total	469	$532,654	$(9,440)	1.7%	92	$93,384	$(3,128)	3.2%

	Less than 12 Months				12 Months or More
December 31, 2014	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	2	$5,275	$(13)	0.3%	8	$21,051	$(180)	0.8%
State and municipal	45	108,721	(290)	0.3%	2	4,183	(47)	1.1%
Mortgage-backed securities:
Residential	24	12,855	(34)	0.3%	109	100,752	(1,356)	1.3%
Commercial	8	15,638	(122)	0.8%	5	9,519	(136)	1.4%
Total mortgage-backed securities	32	28,493	(156)	0.5%	114	110,271	(1,492)	1.3%
Asset-backed securities	24	23,351	(60)	0.3%	2	1,150	(9)	0.8%
Corporate	103	142,046	(1,820)	1.3%	16	19,865	(503)	2.5%
Total fixed maturities	206	307,886	(2,340)	0.8%	142	156,521	(2,232)	1.4%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	803	(1)	0.1%	0	0	0	0.0%
Total	208	$308,689	$(2,341)	0.8%	142	$156,521	$(2,232)	1.4%

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2015	December 31, 2014
Number of positions held with unrealized:
Gains	602	778
Losses	561	350
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	3
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	94%	92%
Losses that were investment grade	89%	84%
Percentage of fair value held with unrealized:
Gains that were investment grade	95%	94%
Losses that were investment grade	88%	86%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at December 31, 2015, ($ in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses:
Three months or less	$318,640	$(2,183)	$(1,590)	$(435)	$(158)
Four months through six months	45,406	(2,653)	(471)	(338)	(1,843)
Seven months through nine months	132,529	(3,677)	(1,656)	(821)	(1,201)
Ten months through twelve months	39,286	(963)	(807)	(99)	(58)
Greater than twelve months	90,178	(3,092)	(1,705)	(320)	(1,067)
Total	$626,038	$(12,568)	$(6,228)	$(2,013)	$(4,327)

*	As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on securities included the following ($ in thousands):

	Pretax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
December 31, 2015
Unrealized holding losses on securities arising during the period	$(18,699)	$(3,388)	$(4)	$7,732	$(14,359)
Realized gains included in net earnings	(2,064)	(2,039)	(0)	1,436	(2,667)
Impairment losses recognized in net earnings	1,294	0	0	(453)	841
Change in unrealized losses on securities, net	$(19,469)	$(5,427)	$(4)	$8,715	$(16,185)
December 31, 2014
Unrealized holding gains on securities arising during the period	$13,174	$1,440	$4	$(5,116)	$9,502
Realized gains included in net earnings	(3,137)	(1,303)	(5)	1,556	(2,889)
Impairment losses recognized in net earnings	160	0	0	(56)	104
Change in unrealized gains (losses) on securities, net	$10,198	$137	$(1)	$(3,617)	$6,717
December 31, 2013
Unrealized holding (losses) gains on securities arising during the period	$(29,199)	$13,971	$1	$5,330	$(9,898)
Realized gains included in net earnings	(6,818)	(677)	(0)	2,623	(4,872)
Impairment losses recognized in net earnings	1,468	0	0	(514)	954
Change in unrealized (losses) gains on securities, net	$(34,549)	$13,294	$1	$7,439	$(13,815)
For fixed maturity securities that are other-than-temporarily impaired, we assess our intent to sell and the likelihood that we will be required to sell the security before recovery of our amortized cost. If a fixed maturity security is considered other-than temporarily impaired but we do not intend to and are not more than likely to be required to sell the security before our recovery to amortized cost, we separate the amount of the impairment into a credit loss component and the amount due to all other factors ("non-credit component"). The excess of the amortized cost over the present value of the expected cash flows determines the credit loss component of an impairment charge on a fixed maturity security. The present value is determined using the best estimate of cash flows discounted at (i) the effective interest rate implicit at the date of acquisition for non-structured securities; or (ii) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows vary depending on the type of security. We recognize the credit loss component of an impairment charge in net earnings and the non-credit component in accumulated other comprehensive income. If we intend to sell or will, more likely than not, be required to sell a security, we treat the entire amount of the impairment as a credit loss.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	2015	2014
Balance at beginning of year	$852	$956
Additions for:
Previously impaired securities	0	19
Newly impaired securities	0	15
Reductions for:
Securities sold and paydowns	(168)	(139)
Balance at end of year	$683	$852
The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2015, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

					Amortized
	Fair Value				Cost
	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
Maturity
One year or less	$72,007	$4,265	$1,000	$77,272	$76,668
After one year through five years	342,240	226,315	2,075	570,631	569,029
After five years through ten years	148,817	116,508	3,331	268,655	270,986
After ten years	1,250	2,116	2,517	5,883	6,030
Mortgage- and asset-backed	186,843	272,184	0	459,026	458,797
Total	$751,157	$621,387	$8,923	$1,381,467	$1,381,510
 Net Investment Income
The following table shows investment income earned and investment expenses incurred ($ in thousands):

	Twelve months ended December 31,
	2015	2014	2013
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$36,871	$35,596	$36,113
Dividends on equity securities	2,194	2,245	1,711
Gross investment income	39,065	37,841	37,825
Investment expenses	(2,265)	(2,211)	(2,279)
Net investment income	$36,800	$35,629	$35,546
Note 4 Long-Term Debt
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the December 31, 2015, fair value of $281.6 million using a 231 basis point spread to the 10-year U.S. Treasury Note of 2.271%.
We paid interest on long-term debt of $13.8 million for each of the years ended December 31, 2015, 2014 and 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement. At December 31, 2015, there were no borrowings outstanding under the Credit Agreement.
Note 5 Income Taxes
In the years 2015, 2014 and 2013, we paid $28.5 million, $20.9 million and $7.6 million, respectively, in taxes. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Twelve months ended December 31,
	2015	2014	2013
Earnings before income taxes	$74,832	$83,138	$45,078
Income taxes at statutory rate	26,191	29,098	15,777
Effect of:
Dividends-received deduction	(458)	(469)	(357)
Tax-exempt interest	(2,713)	(2,752)	(2,743)
Other	331	59	(232)
Provision for income taxes as shown on the Consolidated Statements of Earnings	$23,351	$25,936	$12,445
GAAP effective tax rate	31.2%	31.2%	27.6%
The total income tax provision consists of ($ in thousands):

	2015	2014	2013
Current	$23,133	$25,342	$10,541
Deferred	218	594	1,904
Provision for income taxes	$23,351	$25,936	$12,445

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows ($ in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Discount on loss reserves	$5,344	$6,001
Unearned premium reserve	42,788	40,918
Bad debts	5,385	5,428
Accrued bonuses	1,863	2,791
Deferred compensation	5,827	5,372
Long-term incentive compensation	1,081	1,193
Other	4,681	5,157
Gross deferred tax assets	$66,969	$66,860
Valuation allowance for deferred tax assets	(166)	(166)
Total deferred tax assets	$66,803	$66,694

Deferred tax liabilities:
Deferred policy acquisition costs	$(32,605)	$(31,650)
Investment securities – unrealized gains	(3,875)	(12,590)
Other	(1,592)	(1,951)
Total deferred tax liabilities	$(38,072)	$(46,191)
Net deferred tax assets	$28,731	$20,503
Current income taxes	5,195	(481)
Current and deferred income taxes	$33,926	$20,022
An analysis is performed on a quarterly basis to determine if there is sufficient evidence that it is more likely than not that the deferred tax assets will be recognized for tax purposes. The evidence that is considered in assessing the need for a valuation allowance includes: (i) sufficient future taxable income; (ii) sufficient ordinary and capital taxable income in carryback periods; (iii) the reversals of existing taxable temporary differences; and (iv) tax planning strategies that could be utilized to accelerate the recognition of capital gains in the future. Based on this evaluation, it is management’s belief the only valuation allowance required at December 31, 2015, and December 31, 2014, related to the net operating loss carryover for an inactive company that is required to file its federal tax return on a separate company basis.
We did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2015. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2015.
The Company is not currently under examination by the IRS and the statute of limitations has expired for all years prior to 2012.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Twelve months ended December 31,
	2015	2014	2013
Net earnings	$51,481	$57,201	$32,633
Average basic shares outstanding	11,334	11,440	11,451
Basic net earnings per share	$4.54	$5.00	$2.85

Average basic shares outstanding	11,334	11,440	11,451
Restricted stock not vested	16	37	46
Dilutive effect of assumed option exercises	0	1	29
Dilutive effect of Performance Share Plan	67	84	130
Average diluted shares outstanding	11,417	11,562	11,657
Diluted net earnings per share	$4.51	$4.95	$2.80
Note 7 Share-Based Compensation
We established the Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”), which was approved by the Company’s shareholders on May 21, 2013. Under the 2013 Plan, 750,000 shares are authorized and reserved for issuance. Upon the approval by the shareholders of the 2013 Plan, we became prohibited from issuing any further grants under the Restricted Stock Plan, Directors’ Plan, Performance Share Plan, or Stock Option Plan (collectively, the "Prior Plans"). However, all outstanding awards under the Prior Plans remain outstanding and will continue to be administered and settled with the applicable provisions of the Prior Plans. We have a policy of issuing new stock for shares issued under the 2013 Plan.
The number of shares issued, net of forfeitures, by plan, for share-based compensation arrangements was as follows:

	2015		2014		2013
	2013 Plan	Prior Plans	2013 Plan	Prior Plans	2013 Plan	Prior Plans
Restricted Stock	(1,613)	0	46,328	0	0	0
Non-employee Directors’ Stock	7,013	0	8,016	0	6,517	0
Performance Shares	0	37,155	0	55,245	0	17,934
Total	5,400	37,155	54,344	55,245	6,517	17,934
The amount of total compensation cost for share-based compensation arrangements was as follows ($ in thousands):

	Twelve months ended December 31,
	2015		2014		2013
	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit
Restricted Stock	$799	$280	$1,126	$394	$1,190	$417
Non-employee Directors’ Stock Ownership Plan	510	178	520	182	385	135
Employee Stock Purchase Plan	45	0	55	0	54	0
Performance Shares	1,795	628	933	327	2,380	833
Total	$3,148	$1,086	$2,634	$903	$4,009	$1,384

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock
On August 2, 2011, the Compensation Committee ("the Committee") approved the grant of 72,234 shares of restricted stock to certain officers under the Restricted Stock Plan. These shares vested in full on August 2, 2014. On August 5, 2014, the Committee approved the grant of an additional 46,328 shares of restricted stock to certain officers under the 2013 Plan. On August 31, 2015, 9,084 shares under this grant were forfeited due to the retirement of an officer. The remaining 37,244 shares will vest in full on August 5, 2017. On October 19, 2015, the Committee approved the grant of 7,471 shares of restricted stock under the 2013 Plan, due to the appointment of a new Chief Financial Officer. These shares will vest in full on October 19, 2018. During the vesting period, the shares of restricted stock will not have voting rights but will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2015	46,328	$67.04
Granted	7,471	$82.03
Forfeited	(9,084)	$67.04
Non-vested as of December 31, 2015	44,715	$69.54
Non-employee Directors’ Stock
Shares are issued to non-employee directors on or about June 1 of each year as part of their compensation. We restrict these shares from sale or transfer by any recipient for six months from the grant date. These shares are treated as issued and outstanding for basic and diluted earnings per share calculations.
Performance Shares
The purpose of the Performance Shares is to align further the interest of management with our long-term shareholders by including performance-based compensation, payable in shares of common stock, as a component of an executive’s annual compensation. The Committee administers the Performance Shares and (i) establishes the performance goals, which may include but are not limited to, combined ratio, premium growth, growth within certain geographic areas and earnings per share or return on equity over the course of the upcoming three-year period; (ii) determines the Performance Share participants; (iii) sets the performance share units to be awarded to such participants; and (iv) sets the rate at which performance share units will convert to shares of common stock based upon attainment of the performance goals.
Employee Stock Purchase Plan
Under the employee stock purchase plan (ESPP), all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 69,274 as of December 31, 2015. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Note 8 Benefit Plans
We provide retirement benefits for all eligible employees by matching contributions made on participants' discretionary basis to participants' accounts in our qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $18,000 per year or 25% of the participant's salary in 2015. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $6,000 for 2015. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by us was 100% of participants' contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $13,250 in 2015. The plan expense was $4.9 million, $5.1 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our Supplemental Employee Retirement Plan (SERP) is a non-qualified deferred compensation plan that enables eligible employees to make contributions and to receive employer-matching contributions that the provisions of the 401(k) Retirement Plan or laws preclude due to limits on compensation. We contributed $0.1 million to the SERP for each of the years ended December 31, 2015, 2014 and 2013. We maintain a rabbi trust that includes investments to fund the SERP. As of December 31, 2015, investments in the rabbi trust totaled $2.0 million. We reflected these investments at fair value as equity securities on the Consolidated Balance Sheets.
We maintain a non-qualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at our approximate long-term borrowing rate. The deferred amounts are our general obligation liability and amounted to $16.6 million, $15.3 million and $13.8 million at December 31, 2015, 2014 and 2013, respectively. We credited interest of approximately $0.6 million, $0.7 million and $0.6 million for these same periods.
We also provide post-retirement medical and life insurance benefits to certain eligible retirees. We have determined that the benefits provided under this plan are actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). Our calculation of the accumulated post-retirement benefit obligation (APBO) as of December 31, 2015, 2014 and 2013 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.
Unrecognized actuarial gains of $1.2 million ($0.8 million net of tax) and prior service costs of $0.2 million ($0.1 million net of tax) that have not yet been recognized in net periodic post-retirement benefit costs are included in accumulated other comprehensive income at December 31, 2015. We expect to recognize a $0.1 million actuarial gain and $0.1 million of amortization of prior service costs in net periodic post-retirement benefit income during the fiscal year ending December 31, 2016.
We recognized the unfunded status of the APBO plan of $3.7 million at December 31, 2015, in the Consolidated Balance Sheets. We expect no plan assets to be returned to us during the fiscal year ended December 31, 2016.
The following tables show data related to the APBO plan ($ in thousands):

	2015	2014
Net benefit obligation at beginning of year	$4,313	$4,473
Service cost	235	198
Interest cost	146	150
Participant contributions	30	28
Plan amendment	0	(660)
Assumption change	(280)	534
Actuarial (gain) loss	(425)	(120)
Gross benefits paid	(289)	(291)
Net benefit obligation at end of year	$3,729	$4,313
The 2014 $0.7 million plan amendment relates to a modification in the premium charged to eligible retirees.
The following table discloses the components of net periodic post-retirement benefit cost ($ in thousands):

	2015	2014	2013
Service cost	$235	$198	$331
Interest cost	146	150	159
Amortization of prior service cost	71	71	199
Amortization of net cumulative (gain) loss	(5)	(81)	0
Net periodic post-retirement benefit cost	$447	$339	$690
The following table discloses discount rates used to determine benefit obligations:

	2015	2014	2013
Discount rate	3.70%	3.50%	4.10%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The weighted average health care cost trend rate used in measuring the accumulated post-retirement benefit cost is 8.0% for 2016, declining to 5.0% in 2037.
The following table discloses the effects of a hypothetical one percentage point increase and the effects of a hypothetical one percentage point decrease in the assumed healthcare trend rate ($ in thousands):

	2015	2014	2013
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$304	$396	$349
1% decrease	(269)	(348)	(318)
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit costs:

1% increase	$49	$40	$53
1% decrease	(42)	(34)	(47)
The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2015, and 2014 ($ in thousands):

	2015	2014
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	259	263
Participant contributions	30	28
Gross benefits paid	(289)	(291)
Fair value of plan assets at end of year	$0	$0
The following table presents the funded status and the amounts recognized in the Consolidated Balance Sheets ($ in thousands):

	2015	2014
Fair value of plan assets	$0	$0
Benefit obligations	(3,729)	(4,313)
Funded status at end of year	$(3,729)	$(4,313)
Contributions made after the measurement date	0	0
Unrecognized actuarial net (gain) loss	0	0
Unrecognized prior service cost	0	0
Net amount recognized at end of year	$(3,729)	$(4,313)
The following table presents the 10-year forecast and best estimate of expected benefit payments ($ in thousands):

	2015		2014		2013
2016	$301	2015	$259	2014	292
2017	280	2016	294	2015	304
2018	281	2017	304	2016	346
2019	294	2018	314	2017	361
2020	287	2019	337	2018	398
2021-2025	1,583	2020-2024	1,840	2019-2023	2,459
10-Year Total	$3,026		$3,348		4,160
Our best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2016, is $0.3 million.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 Quarterly Operating Results (Unaudited)
While we recognize insurance premium on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) and customer driving behavior may be seasonal. Quarterly results rely heavily on estimates and are not necessarily indicative of results for longer periods.
The following are quarterly results of our consolidated operations for the three years ended December 31, 2015, ($ in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2015
Revenues	$366,973	$374,757	$372,383	$369,919	$1,484,032
Net earnings	11,154	13,493	15,737	11,097	51,481
Net earnings per share:
Basic	$0.98	$1.18	$1.39	$0.99	$4.54
Diluted	0.97	1.18	1.38	0.99	4.51
2014
Revenues	$361,613	$367,954	$366,160	$365,982	$1,461,709
Net earnings	10,327	10,667	14,855	21,352	57,201
Net earnings per share:
Basic	$0.90	$0.93	$1.30	$1.87	$5.00
Diluted	0.89	0.92	1.29	1.85	4.95
2013
Revenues	$356,102	$365,656	$359,145	$362,330	$1,443,233
Net earnings	8,662	7,408	7,195	9,368	32,633
Net earnings per share:
Basic	$0.75	$0.65	$0.63	$0.82	$2.85
Diluted	0.74	0.64	0.62	0.81	2.80

Net realized gains (losses) on investments amounted to:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2015	$1,169	$214	$(410)	$1,835	$2,809
2014	645	1,846	1,013	781	4,284
2013	3,824	794	(546)	1,955	6,026

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 Insurance Reserves
Incurred but not reported (IBNR) reserves are established for the quarter and year-end based on a quarterly reserve analysis by our actuarial staff. Various standard actuarial tests are applied to subsets of the business at a state, product and coverage basis. Included in the analyses are the following:

•	Paid and incurred extrapolation methods utilizing paid and incurred loss development to predict ultimate losses;

•
Paid and incurred frequency and severity methods utilizing paid and incurred claims count development and paid and incurred claims cost development to predict ultimate average frequency (claims count per policy or auto insured) or ultimate average severity (cost per claim); and

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
The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance ($ in thousands):

	2015	2014	2013
Balance at Beginning of Period
Unpaid losses on known claims	$235,037	$221,447	$205,589
IBNR losses	277,482	262,660	218,552
LAE	155,658	162,469	148,753
Total unpaid losses and LAE	668,177	646,577	572,894
Reinsurance recoverables	(14,370)	(14,431)	(13,678)
Unpaid losses and LAE, net of reinsurance recoverables	653,808	632,146	559,215
Current Activity
Loss and LAE incurred:
Current accident year	1,064,927	1,019,033	1,014,299
Prior accident years	(28,926)	(17,405)	2,948
Total loss and LAE incurred	1,036,001	1,001,628	1,017,247
Loss and LAE payments:
Current accident year	(656,317)	(602,732)	(593,850)
Prior accident years	(378,221)	(377,235)	(350,466)
Total loss and LAE payments	(1,034,538)	(979,967)	(944,316)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	655,271	653,808	632,146
Add back reinsurance recoverables	14,694	14,370	14,431
Total unpaid losses and LAE	$669,965	$668,177	$646,577
Unpaid losses on known claims	$237,660	$235,037	$221,447
IBNR losses	290,097	277,482	262,660
LAE	142,207	155,658	162,469
Total unpaid losses and LAE	$669,965	$668,177	$646,577

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The $28.9 million favorable reserve development during the twelve months ended December 31, 2015, was primarily due to decreases in severity estimates in Florida bodily injury coverages and California bodily injury loss adjustment expense estimates, all related to accident years 2013 and 2014.
The $17.4 million favorable reserve development during the twelve months ended December 31, 2014, was primarily due to decreases in California property damage severity estimates and in both severity and frequency estimates in Florida bodily injury coverages, all related to accident year 2013.
The $2.9 million unfavorable reserve development during the twelve months ended December 31, 2013, was primarily due to increases in severity estimates in bodily injury coverages in California and personal injury protection coverages in Florida, all related to accident year 2012.
Note 11 Reinsurance
The following table shows written and earned premium included in earnings for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded ($ in thousands):

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2015	$1,387,864	$2	$(14,579)	$1,373,287	0.0%
2014	1,360,807	63	(13,266)	1,347,604	0.0%
2013	1,339,803	16	(9,927)	1,329,892	0.0%
Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2015	$1,360,473	$4	$(13,913)	$1,346,564	0.0%
2014	1,337,557	57	(11,679)	1,325,935	0.0%
2013	1,311,942	15	(9,432)	1,302,525	0.0%
Assumed Reinsurance
Assumed business consists of business assumed from unaffiliated insurance companies and involuntary pools and associations.
We assumed $10.0 million, $11.1 million and $11.9 million, respectively, at December 31, 2015, 2014 and 2013 of unpaid losses and LAE from unaffiliated insurance companies. We assumed premium of less than $1,000 from unaffiliated insurance companies in 2015, and none was assumed in 2014 or 2013.
During the twelve months ended December 31, 2015, 2014 and 2013, we assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.
Ceded Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2013 our catastrophe reinsurance protection was 100% of $45 million in excess of $5 million per event. For 2014 and 2015 our catastrophe reinsurance protection was 100% of $55 million in excess of $5 million per event. For 2016 we have increased our catastrophe reinsurance protection to $95 million in excess of $5 million per event. The first $10 million of coverage is reinsured at 50% with the remaining layers at 100%. Our excess of loss reinsurance provides reinsurance protection for commercial auto losses up to $700,000 for claims in excess of $300,000 per occurrence. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Ceded reinsurance for all programs reduced our incurred losses and LAE by $4.3 million, $3.5 million and $1.6 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 Statutory Information
Capital and Surplus
Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis were as follows ($ in thousands):

Statutory Net Earnings			Statutory Capital and Surplus
2015	2014	2013	2015	2014
$61,379	$67,360	$44,906	$659,777	$682,068
For the twelve-month periods ended December 31, 2015, 2014 and 2013, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest.
At December 31, 2015, the consolidated amount of statutory capital and surplus necessary to satisfy regulatory requirements as defined by the National Association of Insurance Commissioners' (NAIC) Risk-Based Capital (RBC) calculation was $137.4 million. This amount of statutory capital and surplus represents the Company Action Level (CAL) of minimum surplus. Falling below this level would require a company to prepare and submit an RBC plan to address the deficiency in surplus to the CAL to the commissioner of its state of domicile.
Restrictions on Transfer of Funds and Assets of Subsidiaries
As of December 31, 2015, there are no regulatory restrictions on the payment of dividends to our shareholders. However, our ability to declare and pay dividends will depend on the working capital in the holding company, as well as dividends received from our insurance subsidiaries.
Payments of dividends, loans and advances by our insurance subsidiaries are subject to certain restrictions under various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2016 from our insurance subsidiaries without regulatory approval is approximately $65.4 million. Additional amounts of dividends, loans and advances require regulatory approval.
Note 13 Legal and Regulatory Proceedings
From time to time we and our subsidiaries are named as defendants in various lawsuits incidental to our insurance operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves.
We also face in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line items “Unpaid losses and loss adjustment expenses” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the Consolidated Statements of Earnings within “Losses and loss adjustment expenses” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 Commitments and Contingencies
Commitments
Minimum rental commitments under non-cancelable leases with an initial or remaining term of more than one year as of December 31, 2015, were as follows ($ in thousands):

	Operating Leases	Capital Leases
Due In
2016	$5,091	$623
2017	3,398	524
2018	3,134	442
2019	1,481	429
2020	881	48
Thereafter	1,842	0
Total	$15,827	$2,066
All of these leases expire within 8 years. The most significant leased office spaces are located in suburban Los Angeles, California and Miami, Florida, with $5.6 million and $4.6 million, respectively, due over the remaining lease terms.
The operating leases above include leased vehicles. As vehicles are surrendered, they are sold for cash by the lessor. We guarantee that proceeds from sales will be at least equal to the lessor's depreciated book value. Otherwise, we are credited the excess or we pay the deficit. The lessors depreciated book value at December 31, 2015, on the vehicles we lease was $4.2 million, which represents the maximum deficit we would be required to pay if the lessor received no proceeds from the sale. Historically, we have not made any material additional rental payments due to surrendered vehicles. As of December 31, 2015, the current fair market value of the vehicles we lease was approximately $5.1 million.
Lease expense incurred for all leases during the last three years was as follows ($ in thousands):

	Twelve months ended December 31,
	2015	2014	2013
Lease expense	$9,611	$10,447	$12,015
Sublease income	0	0	(163)
Total	$9,611	$10,447	$11,851
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
Notes to Consolidated Financial Statements

Note 15 Additional Information
Allowances for Uncollectible Accounts
Agents’ balances and premium receivable included in the Consolidated Balance Sheets are net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows ($ in thousands):

	2015	2014	2013
Beginning balance	$15,510	$15,884	$16,124
Provision for losses	19,080	19,541	20,913
Uncollectible amounts written off	(19,204)	(19,916)	(21,154)
Ending balance	$15,385	$15,510	$15,884
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $41.4 million, $51.2 million and $50.5 million at December 31, 2015, 2014 and 2013, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Twelve Months Ended December 31,
	2015			2014			2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$174	$(61)	$113	$(62)	$22	$(40)	$(967)	$339	$(629)
Effect on other comprehensive income	771	(270)	501	235	(82)	153	906	(317)	589
Accumulated change in post-retirement benefit liability, end of period	$944	$(331)	$614	$174	$(61)	$113	$(62)	$22	$(40)

Accumulated unrealized gains on investments, net, beginning of period	$35,972	$(12,590)	$23,382	$25,638	$(8,973)	$16,665	$46,892	$(16,412)	$30,480
Other comprehensive income before reclassification	(22,091)	7,732	(14,359)	14,618	(5,116)	9,502	(15,227)	5,330	(9,898)
Reclassification adjustment for other-than-temporary impairments included in net income	1,294	(453)	841	160	(56)	104	1,468	(514)	954
Reclassification adjustment for realized gains included in net income	(4,102)	1,436	(2,667)	(4,444)	1,556	(2,889)	(7,495)	2,623	(4,872)
Effect on other comprehensive income	(24,900)	8,715	(16,185)	10,334	(3,617)	6,717	(21,254)	7,439	(13,815)
Accumulated unrealized gains on investments, net, end of period	$11,072	$(3,875)	$7,197	$35,972	$(12,590)	$23,382	$25,638	$(8,973)	$16,665

Accumulated other comprehensive income, beginning of period	$36,145	$(12,651)	$23,494	$25,576	$(8,952)	$16,624	$45,924	$(16,073)	$29,851
Change in post-retirement benefit liability	771	(270)	501	235	(82)	153	906	(317)	589
Change in unrealized gains on investments, net	(24,900)	8,715	(16,185)	10,334	(3,617)	6,717	(21,254)	7,439	(13,815)
Effect on other comprehensive income	(24,129)	8,445	(15,684)	10,569	(3,699)	6,870	(20,348)	7,122	(13,226)
Accumulated other comprehensive income, end of period	$12,016	$(4,206)	$7,811	$36,145	$(12,651)	$23,494	$25,576	$(8,952)	$16,624

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
PART IV

ITEM 15
Exhibits and Financial Statement Schedules

Page
(a) Documents filed as part of this Report:

1. Financial Statements are included in Part II, Item 8.	34

2. Financial Statement Schedules:

A. Selected Quarterly Financial Data is included in Note 9 to the Consolidated Financial Statements.	63

B. Schedules filed herewith as of December 31, 2015:

I – Summary of Investments (refer to Note 3)	51

II – Condensed Financial Information of Registrant	71

III – Supplementary Insurance Information	Not required

IV – Reinsurance (refer to Note 11)	65

V – Valuation and Qualifying Accounts (refer to Note 15)	68

VI – Supplemental Information Concerning Property-Casualty Insurance Operations	73
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
($ in thousands)

	December 31,
	2015	2014
Assets:
Investment in subsidiaries	$812,351	$830,712
Fixed maturities – at fair value (amortized cost $115,042 and $97,678)	114,737	98,076
Equity securities – at fair value (cost $1,940 and $1,471)	1,975	1,620
Short-term investments - at fair value (amortized cost $1,073 and $803)	1,072	803
Cash and cash equivalents	27,286	37,731
Other assets	15,094	15,293
Total assets	$972,516	$984,237
Liabilities and Shareholders’ Equity:
Long-term debt	$275,000	$275,000
Other liabilities	9,035	10,743
Payable to affiliates	886	835
Shareholders’ equity	687,595	697,659
Total liabilities and shareholders’ equity	$972,516	$984,237
Condensed Statements of Earnings
($ in thousands)

	Twelve months ended December 31,
	2015	2014	% Change	2013	% Change
Income:
Income in equity of subsidiaries	$63,511	$69,964	(9.2)%	$45,010	55.4%
Net investment income	2,074	1,757	18.1%	1,799	(2.3)%
Realized gain on investments	77	24	223.3%	611	(96.1)%
Other income	1	19	(97.3)%	0	NM
Total income	65,663	71,765	(8.5)%	47,420	51.3%
Costs and Expenses:
Interest expense	13,750	13,750	0.0%	13,826	(0.6)%
Corporate general and administrative expenses	7,852	7,702	1.9%	7,870	(2.1)%
Other expense	26	26	1.8%	25	3.3%
Total expenses	21,628	21,478	0.7%	21,722	(1.1)%
Earnings before income taxes	44,035	50,287	(12.4)%	25,699	95.7%
Provision for income taxes	(7,445)	(6,914)	7.7%	(6,934)	(0.3)%
Net earnings	$51,481	$57,201	(10.0)%	$32,633	75.3%
NM = Not Meaningful

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION - PARENT ONLY
Condensed Statements of Cash Flows
($ in thousands)

	Twelve months ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$51,481	$57,201	$32,633
Equity in consolidated subsidiaries	(63,511)	(69,964)	(45,010)
Excess tax benefits from share-based payment arrangements	(298)	(108)	(573)
Other	4,938	1,055	10,622
Net cash used in operating activities	(7,391)	(11,816)	(2,329)
Investing Activities:
Purchases of fixed maturities	(35,477)	(26,572)	(120,115)
Purchases of short-term investments	(1,602)	(821)	0
Maturities and redemptions of fixed maturities	15,410	27,750	19,645
Maturities and redemptions of short-term investments	1,285	0	0
Proceeds from sale of fixed maturities	14,784	8,327	80,921
Dividends received from subsidiary(1)	52,726	34,530	125
Capital contributed to subsidiaries	(1,729)	(1,338)	(2,321)
Net cash provided by (used in) investing activities	45,397	41,876	(21,744)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases, including tax benefit	259	784	3,203
Excess tax benefits from share-based payment arrangements	298	108	573
Acquisition of treasury stock	(29,481)	(10,100)	(12,612)
Dividends paid to shareholders	(19,528)	(16,562)	(13,821)
Net cash used in financing activities	(48,451)	(25,769)	(22,656)
Net (decrease) increase in cash and cash equivalents	(10,445)	4,290	(46,730)
Cash and cash equivalents at beginning of period	37,731	33,441	80,171
Cash and cash equivalents at end of period	$27,286	$37,731	$33,441

(1)	The parent received $15.7 million and $25.6 million in the form of securities from subsidiaries in 2015 and 2014, respectively, not reflected in the above cash flows.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
INFINITY PROPERTY AND CASUALTY CORPORATION
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2015
($ in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I		COLUMN J	COLUMN K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Loss Adjustment Expenses (a)	Discount Deducted in Column C	Unearned Premium (b)	Earned Premium	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Paid Claims and Claim Adjustment Expenses	Net Premium Written
							Current Years	Prior Years
2015	$93,157	$669,965	$0	$616,649	$1,346,564	$36,800	$1,064,927	$(28,926)	$203,667	$144,552	$1,034,538	$1,373,287
2014	90,428	668,177	0	589,260	1,325,935	35,629	1,019,033	(17,405)	204,678	149,880	979,967	1,347,604
2013	88,258	646,577	0	566,004	1,302,525	35,546	1,014,299	2,948	206,704	150,348	944,316	1,329,892
________________
(a)Gross of reinsurance recoverables of $14.7 million, $14.4 million and $14.4 million at December 31, 2015, 2014 and 2013, respectively.
(b)Gross of prepaid reinsurance premium of $5.4 million, $4.8 million and $3.1 million at December 31, 2015, 2014 and 2013, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signed: February 25, 2016

Infinity Property and Casualty Corporation

By:	/S/ JAMES R. GOBER
James R. Gober
Chief Executive Officer
We, the undersigned directors and officers of Infinity Property and Casualty Corporation, hereby severally constitute and appoint James R. Gober and Robert H. Bateman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, and any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER	Chairman of the Board of Directors, Chief Executive Officer, and President (principal executive officer)	February 25, 2016
James R. Gober

/S/ ROBERT H. BATEMAN	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	February 25, 2016
Robert H. Bateman

/S/ ANGELA BROCK-KYLE	Director*	February 25, 2016
Angela Brock-Kyle

/S/ TERESA A. CANIDA	Director	February 25, 2016
Teresa A. Canida

/S/ HAROLD E. LAYMAN	Director*	February 25, 2016
Harold E. Layman

/S/ E. ROBERT MEANEY	Director*	February 25, 2016
E. Robert Meaney

/S/ DRAYTON NABERS, JR.	Director	February 25, 2016
Drayton Nabers, Jr.

/S/ WILLIAM S. STARNES	Director*	February 25, 2016
William S. Starnes

/S/ JAMES L. WEIDNER	Director*	February 25, 2016
James L. Weidner

/S/ SAMUEL J. WEINHOFF	Director*	February 25, 2016
Samuel J. Weinhoff
________________

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Regulations (incorporated by reference to Exhibit 3.2 to Infinity’s Form S-1 filed on October 9, 2002)

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

10.1
Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)

10.2
Side Letter Agreement to amend Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on February 1, 2007)

10.3
Lease between Colonial Properties and Infinity, dated August 26, 2003, for Colonnade property in Birmingham, Alabama (incorporated by reference to Exhibit 10.23 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.4
Tax Allocation Agreement, dated December 31, 2003, and effective February 13, 2003, by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.5	Amended and Restated Credit Agreement, dated August 31, 2008, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on September 4, 2008)

10.6
First Amendment to Amended and Restated Credit Agreement, dated August 31, 2011, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 1, 2011)

10.7
Second Amendment to Amended and Restated Credit Agreement, dated August 20, 2014, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on August 26, 2014)

10.8	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.9	Deferred Compensation Plan, as amended and restated effective February 9, 2010 (incorporated by reference to Exhibit 10.9 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.10	Supplemental Retirement Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.10 to Infinity's Form 10-K filed February 26, 2010)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

10.11	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.12	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.13	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.14	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.15	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.16	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 15, 2015)	(*)

10.17	Second Amended and Restated 2008 Performance Share Plan (incorporated by reference to Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.18	Form of Performance Share Agreement (incorporated by reference to Exhibit A of Appendix B to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 19, 2010)	(*)

10.19
Purchase Agreement, dated February 5, 2015, between Infinity Insurance Company, as Purchaser, and Advance Alabama Media LLC, as Seller (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on February 11, 2015)

10.20	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10 to Infinity's Form 10-Q filed on May 8, 2014)	(*)

10.21	Second Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Infinity's Form 10-Q filed on February 26, 2015)	(*)

10.22	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.25 to Infinity's Form 10-Q filed on February 26, 2015)	(*)

10.23	Retirement and Consulting Services Agreement for Roger Smith (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on August 20, 2015)	(*)

10.24	Employment Agreement for Robert H. Bateman (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on October 22, 2015)	(*)

10.25	Form of Indemnification Agreement	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________

(*)	Management Contract or Compensatory Plan or Arrangement.