Form 10-Q
period 2016-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2016-05-05
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 11,056,531 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2016	2015	% Change
Revenues:
Earned premium	$336,184	$332,106	1.2%
Installment and other fee income	25,518	24,561	3.9%
Net investment income	8,063	8,736	(7.7)%
Net realized gains on investments (1)	139	1,169	(88.1)%
Other income	258	400	(35.6)%
Total revenues	370,162	366,973	0.9%
Costs and Expenses:
Losses and loss adjustment expenses	265,284	255,643	3.8%
Commissions and other underwriting expenses	88,607	88,828	(0.2)%
Interest expense	3,509	3,507	0.0%
Corporate general and administrative expenses	1,704	1,855	(8.1)%
Other expenses	282	903	(68.7)%
Total costs and expenses	359,386	350,737	2.5%
Earnings before income taxes	10,776	16,236	(33.6)%
Provision for income taxes	3,068	5,082	(39.6)%
Net Earnings	$7,708	$11,154	(30.9)%
Net Earnings per Common Share:
Basic	$0.70	$0.98	(28.6)%
Diluted	0.69	0.97	(28.9)%
Average Number of Common Shares:
Basic	11,036	11,427	(3.4)%
Diluted	11,134	11,551	(3.6)%
Cash Dividends per Common Share	$0.52	$0.43	20.9%
(1) Net realized gains on sales	$257	$1,551	(83.4)%
Total other-than-temporary impairment (OTTI) losses	(118)	(381)	(69.2)%
Total net realized gains on investments	$139	$1,169	(88.1)%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net earnings	$7,708	$11,154
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(11)	16
Unrealized gains on investments:
Unrealized holding gains arising during the period	15,459	8,416
Less: Reclassification adjustments for gains included in net earnings	(139)	(1,169)
Unrealized gains on investments, net	15,320	7,247
Other comprehensive income, before tax	15,309	7,263
Income tax expense related to components of other comprehensive income	(5,358)	(2,542)
Other comprehensive income, net of tax	9,951	4,721
Comprehensive income	$17,659	$15,875

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,392,299 and $1,381,510)	$1,407,446	$1,381,467
Equity securities – at fair value (cost $78,810 and $78,815)	90,055	89,935
Short-term investments - at fair value (amortized cost $0 and $4,656)	0	4,651
Total investments	1,497,501	1,476,053
Cash and cash equivalents	43,623	62,483
Accrued investment income	11,421	12,245
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,201 and $15,385	542,603	511,543
Property and equipment, net of accumulated depreciation of $75,619 and $72,892	91,567	89,707
Prepaid reinsurance premium	5,708	5,385
Recoverables from reinsurers (includes $739 and $362 on paid losses and LAE)	18,463	15,056
Deferred policy acquisition costs	97,213	93,157
Current and deferred income taxes	25,500	33,926
Receivable for securities sold	2,142	0
Other assets	16,500	10,306
Goodwill	75,275	75,275
Total assets	$2,427,516	$2,385,135
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$673,475	$669,965
Unearned premium	652,499	616,649
Long-term debt (fair value $288,613 and $281,581)	273,434	273,383
Commissions payable	15,524	17,406
Payable for securities purchased	10,479	7,264
Other liabilities	110,609	112,873
Total liabilities	1,736,020	1,697,540
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,775,372 and 21,774,520 shares issued)	21,799	21,794
Additional paid-in capital	376,400	376,025
Retained earnings	759,567	757,604
Accumulated other comprehensive income, net of tax	17,762	7,811
Treasury stock, at cost (10,729,904 and 10,623,138 shares)	(484,032)	(475,638)
Total shareholders’ equity	691,496	687,595
Total liabilities and shareholders’ equity	$2,427,516	$2,385,135
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	11,154	—	—	11,154
Net change in post-retirement benefit liability	—	—	—	11	—	11
Change in unrealized gain on investments	—	—	—	4,497	—	4,497
Change in non-credit component of impairment losses on fixed maturities	—	—	—	213	—	213
Comprehensive income						15,875
Dividends paid to common shareholders	—	—	(4,932)	—	—	(4,932)
Shares issued and share-based compensation expense, including tax benefit	11	714	—	—	—	725
Acquisition of treasury stock	—	—	—	—	(1,999)	(1,999)
Balance at March 31, 2015	$21,756	$373,082	$731,873	$28,216	$(447,598)	$707,328
Net earnings	—	—	40,327	—	—	40,327
Net change in post-retirement benefit liability	—	—	—	490	—	490
Change in unrealized gain on investments	—	—	—	(21,292)	—	(21,292)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	397	—	397
Comprehensive income						19,922
Dividends paid to common shareholders	—	—	(14,596)	—	—	(14,596)
Shares issued and share-based compensation expense, including tax benefit	38	2,944	—	—	—	2,982
Acquisition of treasury stock	—	—	—	—	(28,041)	(28,041)
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	7,708	—	—	7,708
Net change in post-retirement benefit liability	—	—	—	(7)	—	(7)
Change in unrealized gain on investments	—	—	—	9,906	—	9,906
Change in non-credit component of impairment losses on fixed maturities	—	—	—	52	—	52
Comprehensive income						17,659
Dividends paid to common shareholders	—	—	(5,744)	—	—	(5,744)
Shares issued and share-based compensation expense, including tax benefit	5	375	—	—	—	380
Acquisition of treasury stock	—	—	—	—	(8,394)	(8,394)
Balance at March 31, 2016	$21,799	$376,400	$759,567	$17,762	$(484,032)	$691,496
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net earnings	$7,708	$11,154
Adjustments:
Depreciation	3,083	2,982
Amortization	5,801	5,936
Net realized gains on investments	(139)	(1,169)
Loss on disposal of property and equipment	3	115
Share-based compensation expense	323	659
Activity related to rabbi trust	18	27
Change in accrued investment income	823	946
Change in agents’ balances and premium receivable	(31,061)	(46,331)
Change in reinsurance receivables	(3,730)	(761)
Change in deferred policy acquisition costs	(4,056)	(7,736)
Change in other assets	(3,130)	1,684
Change in unpaid losses and loss adjustment expenses	3,511	7,578
Change in unearned premium	35,850	55,173
Change in other liabilities	(4,039)	(2,790)
Net cash provided by operating activities	10,965	27,467
Investing Activities:
Purchases of fixed maturities	(157,887)	(150,155)
Purchases of equity securities	0	(2,000)
Purchases of short-term investments	0	(1,032)
Purchases of property and equipment	(4,945)	(2,140)
Maturities and redemptions of fixed maturities	39,298	46,727
Proceeds from sale of fixed maturities	103,935	95,432
Proceeds from sale of equity securities	0	4,489
Proceeds from sale of short-term investments	4,602	0
Net cash used in investing activities	(14,996)	(8,678)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	57	66
Principal payments under capital lease obligations	(120)	(118)
Acquisition of treasury stock	(9,021)	(1,912)
Dividends paid to shareholders	(5,744)	(4,932)
Net cash used in financing activities	(14,829)	(6,896)
Net (decrease) increase in cash and cash equivalents	(18,860)	11,893
Cash and cash equivalents at beginning of period	62,483	84,541
Cash and cash equivalents at end of period	$43,623	$96,434
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
INDEX TO NOTES

1.	Significant Reporting and Accounting Policies	6.	Income Taxes

2.	Computation of Net Earnings Per Share	7.	Additional Information

3.	Fair Value	8.	Insurance Reserves

4.	Investments	9.	Commitments and Contingencies

5.	Long-Term Debt	10.	Accumulated Other Comprehensive Income

Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We are a holding company that provides insurance through our subsidiaries for personal automobiles with a concentration on nonstandard risks, commercial vehicles and classic collectors. Although licensed to write insurance in all 50 states and the District of Columbia, we focus on select states that we believe offer the greatest opportunity for premium growth and profitability.
Basis of Consolidation and Reporting
The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2015. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.
These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant intercompany transactions and balances.
We have evaluated events that occurred after March 31, 2016, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Adopted Accounting Standards
In April 2015 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. We adopted this standard retrospectively as of January 1, 2016.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table illustrates the effect of adopting this standard on the Consolidated Balance Sheets ($ in millions):

	December 31, 2015
	As Reported	As Adjusted	Difference
Other assets	$11.9	$10.3	$(1.6)
Total assets	2,386.8	2,385.1	(1.6)
Long-term debt	275.0	273.4	(1.6)
Total liabilities	1,699.2	1,697.5	(1.6)
Total liabilities and shareholders' equity	2,386.8	2,385.1	(1.6)
Recently Issued Accounting Standards
In March 2016 the FASB issued an ASU related to the accounting for employee share-based payments. The guidance addresses the recognition, presentation and classification of awards, forfeitures and shares withheld for tax purposes. The standard is effective for fiscal periods beginning after December 15, 2016, with each provision having a different application method. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.
In February 2016 the FASB issued an ASU related to the accounting for leases. The guidance requires lessees to recognize lease assets and liabilities on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018, and is to be applied retrospectively, with an option to use a modified retrospective approach for leases which commenced prior to the effective date of this ASU. We are still evaluating the impact this ASU will have on the Company's consolidated financial statements.
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of March 31, 2016, we have $7.3 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
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
Note 2 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Three months ended March 31,
	2016	2015
Net earnings	$7,708	$11,154
Average basic shares outstanding	11,036	11,427
Basic net earnings per share	$0.70	$0.98

Average basic shares outstanding	11,036	11,427
Restricted stock not vested	21	11
Dilutive effect of Performance Share Plan	77	113
Average diluted shares outstanding	11,134	11,551
Diluted net earnings per share	$0.69	$0.97

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
March 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$43,623	$0	$0	$43,623
Fixed maturity securities:
U.S. government	64,836	14	0	64,850
State and municipal	0	486,212	0	486,212
Mortgage-backed securities:
Residential	0	340,971	0	340,971
Commercial	0	65,532	0	65,532
Total mortgage-backed securities	0	406,503	0	406,503
Asset-backed securities	0	49,183	1,338	50,522
Corporates	0	397,917	1,442	399,359
Total fixed maturities	64,836	1,339,830	2,781	1,407,446
Equity securities	90,055	0	0	90,055
Short-term investments	0	0	0	0
Total cash and investments	$198,513	$1,339,830	$2,781	$1,541,124
Percentage of total cash and investments	12.9%	86.9%	0.2%	100.0%

	Fair Value
December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$62,483	$0	$0	$62,483
Fixed maturity securities:
U.S. government	64,638	32	0	64,669
State and municipal	0	479,656	10	479,666
Mortgage-backed securities:
Residential	0	334,784	0	334,784
Commercial	0	70,224	0	70,224
Total mortgage-backed securities	0	405,008	0	405,008
Asset-backed securities	0	54,018	0	54,018
Corporates	0	376,582	1,524	378,105
Total fixed maturities	64,638	1,315,295	1,534	1,381,467
Equity securities	89,935	0	0	89,935
Short-term investments	0	4,651	0	4,651
Total cash and investments	$217,056	$1,319,946	$1,534	$1,538,536
Percentage of total cash and investments	14.1%	85.8%	0.1%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $288.6 million and $281.6 million fair value of our long-term debt at March 31, 2016, and December 31, 2015, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
Level 1 includes cash and cash equivalents, U.S. Treasury securities, an exchange-traded fund and equities held in a rabbi trust which funds our Supplemental Employee Retirement Plan (SERP). Level 2 includes securities whose fair value was determined using observable market inputs. Level 3 securities are comprised of (i) securities for which there is no active or inactive market for similar instruments; (ii) securities whose fair value is determined based on unobservable inputs; and (iii) securities, other than those backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization (NRSRO). We recognize transfers between levels at the beginning of the reporting period.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

	Three months ended March 31, 2016
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$10	$1,524	$0	$1,534
Total gains or (losses), unrealized or realized
Included in net earnings	(0)	3	0	3
Included in other comprehensive income	(0)	1	1	1
Settlements	(10)	(86)	0	(96)
Transfers in	0	0	1,338	1,338
Balance at end of period	$0	$1,442	$1,338	$2,781

	Three months ended March 31, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$3,134	$150	$3,285
Total losses, unrealized or realized
Included in net earnings	(0)	(95)	0	(95)
Included in other comprehensive income	0	(14)	0	(14)
Settlements	0	(80)	(105)	(184)
Transfers in	10	0	0	10
Balance at end of period	$10	$2,946	$46	$3,002

Of the $2.8 million fair value of securities in Level 3 at March 31, 2016, which consisted of four securities, we priced three based on non-binding broker quotes and one price was provided by our unaffiliated money manager.
During the three months ended March 31, 2016, one security was transferred from Level 2 into Level 3 because a price could not be determined using observable market inputs. There were no transfers of securities between Levels 1 and 2.
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
The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$43,623	$43,623	$62,483	$62,483
Available-for-sale securities:
Fixed maturities	1,407,446	1,407,446	1,381,467	1,381,467
Equity securities	90,055	90,055	89,935	89,935
Short-term investments	0	0	4,651	4,651
Total cash and investments	$1,541,124	$1,541,124	$1,538,536	$1,538,536
Liabilities:
Long-term debt	$273,434	$288,613	$273,383	$281,581
Refer to Note 4 – Investments to the Consolidated Financial Statements for additional information on investments and Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2016, and March 31, 2015, were $108.5 million and $99.9 million, respectively. The proceeds for the three months ended March 31, 2016, were net of $2.1 million of receivable for unsettled sales as of March 31, 2016. The proceeds for the three months ended March 31, 2015, were net of $3.6 million of receivable for securities sold during the first quarter of 2015 that had not settled at March 31, 2015.
Gross gains of $1.3 million and gross losses of $1.0 million were realized on sales of available-for-sale securities during the three months ended March 31, 2016, compared with gross gains of $2.1 million and gross losses of $0.6 million realized on sales during the three months ended March 31, 2015. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	March 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,232	$624	$(6)	$64,850	$0
State and municipal	477,530	8,908	(226)	486,212	(51)
Mortgage-backed securities:
Residential	334,746	6,652	(427)	340,971	(2,303)
Commercial	65,947	163	(578)	65,532	0
Total mortgage-backed securities	400,693	$6,815	(1,005)	$406,503	(2,303)
Asset-backed securities	50,475	114	(67)	50,522	(8)
Corporates	399,369	4,258	(4,267)	399,359	(51)
Total fixed maturities	1,392,299	20,718	(5,570)	1,407,446	(2,414)
Equity securities	78,810	11,245	0	90,055	0
Short-term investments	0	0	0	0	0
Total	$1,471,109	$31,962	$(5,570)	$1,497,501	$(2,414)

	December 31, 2015
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,849	$103	$(282)	$64,669	$0
State and municipal	472,402	7,393	(129)	479,666	(51)
Mortgage-backed securities:
Residential	333,554	3,678	(2,448)	334,784	(2,374)
Commercial	71,137	16	(929)	70,224	0
Total mortgage-backed securities	404,691	3,694	(3,377)	405,008	(2,374)
Asset-backed securities	54,106	50	(138)	54,018	(8)
Corporates	385,462	1,281	(8,638)	378,105	(61)
Total fixed maturities	1,381,510	12,521	(12,564)	1,381,467	(2,495)
Equity securities	78,815	11,120	0	89,935	0
Short-term investments	4,656	0	(4)	4,651	0
Total	$1,464,981	$23,640	$(12,568)	$1,476,053	$(2,495)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
March 31, 2016	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	1	$3,894	$(3)	0.1%	3	$3,406	$(3)	0.1%
State and municipal	22	47,615	(226)	0.5%	0	0	0	0.0%
Mortgage-backed securities:
Residential	35	13,838	(50)	0.4%	74	42,056	(377)	0.9%
Commercial	6	17,216	(126)	0.7%	11	39,953	(452)	1.1%
Total mortgage-backed securities	41	31,053	(177)	0.6%	85	82,009	(828)	1.0%
Asset-backed securities	19	18,395	(61)	0.3%	3	2,008	(6)	0.3%
Corporates	66	84,680	(2,895)	3.3%	25	32,720	(1,372)	4.0%
Total fixed maturities	149	185,638	(3,361)	1.8%	116	120,144	(2,210)	1.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	149	$185,638	$(3,361)	1.8%	116	$120,144	$(2,210)	1.8%

	Less than 12 Months				12 Months or More
December 31, 2015	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	18	$36,024	$(241)	0.7%	4	$4,687	$(41)	0.9%
State and municipal	27	54,680	(129)	0.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	205	133,814	(1,436)	1.1%	64	39,001	(1,012)	2.5%
Commercial	9	28,733	(349)	1.2%	10	34,169	(580)	1.7%
Total mortgage-backed securities	214	162,547	(1,785)	1.1%	74	73,170	(1,592)	2.1%
Asset-backed securities	36	35,313	(132)	0.4%	2	1,153	(7)	0.6%
Corporates	172	239,440	(7,149)	2.9%	12	14,373	(1,488)	9.4%
Total fixed maturities	467	528,003	(9,436)	1.8%	92	93,384	(3,128)	3.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	4,651	(4)	0.1%	0	0	0	0.0%
Total	469	$532,654	$(9,440)	1.7%	92	$93,384	$(3,128)	3.2%

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	March 31, 2016	December 31, 2015
Number of positions held with unrealized:
Gains	918	602
Losses	265	561
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	2
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	94%	94%
Losses that were investment grade	83%	89%
Percentage of fair value held with unrealized:
Gains that were investment grade	94%	95%
Losses that were investment grade	84%	88%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at March 31, 2016, ($ in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses
Three months or less	$71,462	$(341)	$(341)	$0	$0
Four months through six months	41,617	(572)	(319)	(253)	0
Seven months through nine months	27,755	(1,578)	(272)	(216)	(1,090)
Ten months through twelve months	55,845	(1,066)	(522)	(331)	(213)
Greater than twelve months	109,102	(2,014)	(1,049)	(336)	(629)
Total	$305,782	$(5,570)	$(2,502)	$(1,136)	$(1,932)
* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Three months ended March 31, 2016
Unrealized holding gains on securities arising during the period	$15,332	$125	$2	$(5,411)	$10,048
Realized (gains) losses on securities sold	(259)	0	2	90	(167)
Impairment loss recognized in earnings	118	0	0	(41)	76
Change in unrealized gains on securities, net	$15,190	$125	$4	$(5,362)	$9,958
Three months ended March 31, 2015
Unrealized holding gains (losses) on securities arising during the period	$6,036	$2,380	$(0)	$(2,946)	$5,470
Realized gains on securities sold	(452)	(1,098)	0	543	(1,008)
Impairment loss recognized in earnings	381	0	0	(134)	248
Change in unrealized gains (losses) on securities, net	$5,966	$1,282	$(0)	$(2,536)	$4,711
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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$683	$852
Securities sold and paid down	(26)	(52)
Ending balance	$658	$799

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2016, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
Maturity
One year or less	$66,163	$536	$4,000	$70,699	$70,101
After one year through five years	485,671	107,271	0	592,942	587,296
After five years through ten years	216,409	64,508	1,504	282,421	279,469
After ten years	4,359	0	0	4,359	4,265
Mortgage- and asset-backed securities	323,559	133,466	0	457,025	451,168
Total	$1,096,160	$305,782	$5,504	$1,407,446	$1,392,299
Note 5 Long-Term Debt

($ in thousands)	March 31, 2016	December 31, 2015
Principal	$275,000	$275,000
Less unamortized debt issuance costs	1,566	1,617
Long-term debt less unamortized debt issuance costs	$273,434	$273,383
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the March 31, 2016, fair value of $288.6 million using a 235 basis point spread to the 10-year U.S. Treasury Note of 1.77%.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of March 31, 2016, there were no borrowings outstanding against it.
Note 6 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended March 31,
	2016	2015
Earnings before income taxes	$10,776	$16,236
Income taxes at statutory rate	3,772	5,683
Effect of:
Dividends-received deduction	(72)	(104)
Tax-exempt interest	(639)	(724)
Other	8	228
Provision for income taxes as shown on the Consolidated Statements of Earnings	$3,068	$5,082
GAAP effective tax rate	28.5%	31.3%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended March 31,
	2016	2015
Income tax payments	$0	$750
Interest payments on debt	6,875	6,875
Interest payments on capital leases	20	22
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $47.0 million and $41.4 million at March 31, 2016, and December 31, 2015, respectively.
Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (IBNR), and unpaid loss adjustment expenses (LAE). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended March 31,
	2016	2015
Balance at Beginning of Period
Unpaid losses on known claims	$237,660	$235,037
IBNR losses	290,097	277,482
LAE	142,207	155,658
Total unpaid losses and LAE	669,965	668,177
Reinsurance recoverables	(14,694)	(14,370)
Unpaid losses and LAE, net of reinsurance recoverables	655,271	653,808
Current Activity
Loss and LAE incurred:
Current accident year	271,167	257,785
Prior accident years	(5,883)	(2,142)
Total loss and LAE incurred	265,284	255,643
Loss and LAE payments:
Current accident year	(89,444)	(81,907)
Prior accident years	(175,360)	(165,770)
Total loss and LAE payments	(264,804)	(247,677)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	655,751	661,773
Add back reinsurance recoverables	17,724	13,982
Total unpaid losses and LAE	673,475	675,755
Unpaid losses on known claims	236,701	241,483
IBNR losses	295,281	278,863
LAE	141,493	155,409
Total unpaid losses and LAE	$673,475	$675,755
The $5.9 million of favorable reserve development during the three months ended March 31, 2016, was primarily due to decreases in severity estimates and loss adjustment expenses related to Florida and California bodily injury coverages as well as a decrease

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

in severity estimates in Florida personal injury protection, all related to accident years 2014 and prior. This was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity.
The $2.1 million of favorable reserve development during the three months ended March 31, 2015, was primarily due to decreases in loss adjustment expense in Florida bodily injury coverages and in California property damage and bodily injury coverages related to accident year 2013.
Note 9 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed on Form 10-K for the year ended December 31, 2015. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2015.
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
For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2015.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended March 31,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$944	$(331)	$614	$174	$(61)	$113
Effect on other comprehensive income	(11)	4	(7)	16	(6)	11
Accumulated change in post-retirement benefit liability, end of period	934	(327)	607	190	(66)	123

Accumulated unrealized gains on investments, net, beginning of period	11,072	(3,875)	7,197	35,972	(12,590)	23,382
Other comprehensive income before reclassification	15,459	(5,411)	10,048	8,416	(2,946)	5,470
Reclassification adjustment for other-than-temporary impairments included in net income	118	(41)	76	381	(134)	248
Reclassification adjustment for realized gains included in net income	(257)	90	(167)	(1,551)	543	(1,008)
Effect on other comprehensive income	15,320	(5,362)	9,958	7,247	(2,536)	4,711
Accumulated unrealized gains on investments, net, end of period	26,392	(9,237)	17,155	43,218	(15,126)	28,092

Accumulated other comprehensive income, beginning of period	12,016	(4,206)	7,811	36,145	(12,651)	23,494
Change in post-retirement benefit liability	(11)	4	(7)	16	(6)	11
Change in unrealized gains on investments, net	15,320	(5,362)	9,958	7,247	(2,536)	4,711
Effect on other comprehensive income	15,309	(5,358)	9,951	7,263	(2,542)	4,721
Accumulated other comprehensive income, end of period	$27,326	$(9,564)	$17,762	$43,408	$(15,193)	$28,216

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends, and competitive conditions in our key Focus States (defined in Results of Operations – Underwriting – Premium). We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements refer to Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015.
OVERVIEW
During the first quarter of 2016 total gross written premium decreased 3.8% compared with the same period of 2015. Premium growth in Texas and our Commercial Vehicle product was more than offset by declines in the other states. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the three months ended March 31, 2016, were $7.7 million and $0.69, respectively, compared with $11.2 million and $0.97, respectively, for the three months ended March 31, 2015. The decrease in diluted earnings per share for the three months ended March 31, 2016, was primarily due to an increase in the calendar year combined ratio from 96.3% at March 31, 2015, to 97.7% at March 31, 2016.
Included in net earnings for the three months ended March 31, 2016, was $3.8 million ($5.9 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development during the three months ended March 31, 2016, was primarily due to decreases in severity estimates and loss adjustment expenses related to Florida and California bodily injury coverages as well as a decrease in severity estimates in Florida personal injury protection, all related to accident years 2014 and prior. This was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity. Included in net earnings for the three months ended March 31, 2015, was $1.4 million ($2.1 million pre-tax) of favorable development on prior accident year loss and LAE reserves. The development was primarily due to decreases in loss adjustment expense in Florida bodily injury coverages and in California property damage and bodily injury coverages related to accident year 2013.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through March 31, 2016:

	Accident Year Combined Ratio Developed Through				Prior Accident Year (Favorable) / Unfavorable Development ($ in millions)
	Dec 2014	Mar 2015	Dec 2015	Mar 2016	YTD 2016	YTD 2016
Accident Year
Prior						$0.3
2008	91.2%	91.1%	91.1%	91.1%	(0.0)%	(0.2)
2009	92.4%	92.4%	92.4%	92.4%	(0.0)%	(0.3)
2010	99.2%	99.3%	99.4%	99.3%	(0.1)%	(1.2)
2011	100.1%	100.1%	100.2%	100.0%	(0.1)%	(1.3)
2012	100.1%	100.0%	100.1%	99.9%	(0.2)%	(2.2)
2013	96.8%	96.6%	95.5%	95.3%	(0.2)%	(3.0)
2014	96.4%	96.4%	95.4%	95.0%	(0.4)%	(5.2)
2015		97.0%	97.8%	98.3%	0.5%	7.1
2016 YTD				99.4%
						$(5.9)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three months ended March 31, 2016, was $8.1 million compared with $8.7 million for the three months ended March 31, 2015.
Our book value per share increased 1.5% from $61.66 at December 31, 2015, to $62.60 at March 31, 2016. This increase was primarily due to earnings and an increase in unrealized gains, partially offset by share repurchases and shareholder dividends during the year.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Underwriting
Premium
Our insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, we believe that it is generally understood to mean coverage for drivers who, due to factors such as their driving record, driving experience, lapse in, or the absence of, prior insurance, or credit history, represent a higher than normal risk. Customers in the market for nonstandard auto insurance generally seek minimum required liability limits and are willing to accept restrictive coverages in exchange for more affordable insurance, given their risk profile. We also write commercial vehicle insurance and insurance for classic collectible automobiles (Classic Collector).
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas identified in selected Focus States (defined below) that we believe offer the greatest opportunity for premium growth and profitability.
We classify the states in which we operate into two categories:

•	“Focus States” – Arizona, California, Florida and Texas.

•	“Other States” – States where we are running off our business.
We continually evaluate our market opportunities; thus, the Focus States and Other States may change over time as new market opportunities arise, as the allocation of resources changes or as regulatory environments change.
Our net earned premium was as follows ($ in thousands):

	Three months ended March 31,
	2016	2015	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$327,667	$341,302	$(13,635)	(4.0)%
Other States	9,833	14,927	(5,094)	(34.1)%
Total Personal Auto	337,500	356,229	(18,729)	(5.3)%
Commercial Vehicle	35,240	31,276	3,964	12.7%
Classic Collector	3,229	3,141	88	2.8%
Total gross written premium	375,968	390,645	(14,677)	(3.8)%
Ceded reinsurance	(4,256)	(3,572)	(684)	19.1%
Net written premium	371,712	387,073	(15,361)	(4.0)%
Change in unearned premium	(35,528)	(54,966)	19,439	(35.4)%
Net earned premium	$336,184	$332,106	$4,078	1.2%
The following table summarizes our policies in force:

	At March 31,
	2016	2015	Change	% Change
Policies in Force
Personal Auto:
Focus States	742,047	773,928	(31,881)	(4.1)%
Other States	24,119	41,744	(17,625)	(42.2)%
Total Personal Auto	766,166	815,672	(49,506)	(6.1)%
Commercial Vehicle	50,531	46,357	4,174	9.0%
Classic Collector	41,226	40,983	243	0.6%
Total policies in force	857,923	903,012	(45,089)	(5.0)%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first three months of 2016, we implemented rate revisions in various states with an overall rate increase of 6.8%. Policies in force at March 31, 2016, decreased 5.0% compared with the same period in 2015.
The decrease in gross written premium in our Focus States was primarily due to premium declines in Florida and California, partially offset by new business growth in Texas. New business in California declined during the first quarter of 2016 following a 5.3% rate increase implemented in February 2016, and premium in Florida declined primarily as a result of rate increases implemented during 2015 totaling nearly 14%.
The gross written premium growth in our Commercial Vehicle product was primarily due to renewal policy growth and higher average premium in California and Florida.

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
The discussion of underwriting results that follows focuses on statutory ratios and the components thereof, unless otherwise indicated.
The following table presents statutory and GAAP combined ratios:

	Three months ended March 31,
	2016			2015			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	80.4%	16.8%	97.1%	76.7%	17.2%	93.9%	3.7%	(0.4)%	3.3%
Other States	57.7%	20.5%	78.3%	90.4%	16.1%	106.5%	(32.7)%	4.4%	(28.2)%
Total Personal Auto	79.6%	16.9%	96.4%	77.5%	17.1%	94.7%	2.1%	(0.3)%	1.8%
Commercial Vehicle	77.3%	15.6%	92.9%	77.5%	16.9%	94.4%	(0.3)%	(1.3)%	(1.6)%
Classic Collector	41.3%	32.0%	73.3%	39.4%	30.3%	69.7%	1.9%	1.7%	3.7%
Total statutory ratios	79.1%	17.0%	96.0%	77.2%	17.3%	94.5%	1.9%	(0.4)%	1.5%
Total statutory ratios excluding development	80.8%	17.0%	97.8%	77.8%	17.3%	95.2%	3.0%	(0.4)%	2.6%
GAAP ratios	78.9%	18.8%	97.7%	77.0%	19.4%	96.3%	1.9%	(0.6)%	1.3%
GAAP ratios excluding development	80.7%	18.8%	99.4%	77.6%	19.4%	97.0%	3.0%	(0.6)%	2.5%
The statutory combined ratio for the three months ended March 31, 2016, increased by 1.5 points from the same period of 2015. The first quarter of 2016 included $5.9 million of favorable development on prior accident year loss and LAE reserves primarily due to decreases in severity estimates and loss adjustment expenses related to Florida and California bodily injury coverages as well as a decrease in severity estimates in Florida personal injury protection, all related to accident years 2014 and prior. This was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity. The first quarter of 2015 included $2.1 million of favorable development on prior accident year loss and LAE reserves. Excluding the effect of development, the statutory combined ratio increased 2.6 points during the first quarter, compared with the same period of 2015.
The GAAP combined ratio for the three months ended March 31, 2016, increased by 1.3 points from the same period of 2015. Excluding the effect of development, the GAAP combined ratio increased by 2.5 points during the first quarter of 2016, primarily due to a higher accident year loss ratio as a result of increasing loss costs in material damage and personal injury protection coverages.
Losses from catastrophes were $1.2 million for the three months ended March 31, 2016, compared with $0.1 million for the same period of 2015.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The 3.3 points increase in the Focus States combined ratio for the three months ended March 31, 2016, was primarily due to an increase in the 2016 accident year loss ratio in California, compared with the same period of 2015, as a result of higher loss costs from the collision coverage.
The 1.6 points decrease in the Commercial Vehicle combined ratio for the three months ended March 31, 2016, was primarily due to a reduction in commission expense and an increase in fee income.
Installment and Other Fee Income

	Three months ended March 31,
($ in thousands)	2016	2015
Installment and other fee income	$25,518	$24,561
The increase in installment and other fee income charged to policyholders during the first three months of 2016 was primarily related to an increase in processing fees.
Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended March 31,
	2016	2015
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,280	$8,815
Dividends on equity securities	345	500
Gross investment income	8,626	9,314
Investment expenses	(563)	(578)
Net investment income	8,063	8,736
Average investment balance, at cost	$1,506,349	$1,578,750
Annualized returns excluding realized gains and losses	2.1%	2.2%
Annualized returns including realized gains and losses	2.2%	2.5%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about our fixed maturity investments at March 31, 2016, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2016	$66,040	$58,572	$124,612	2.4%
2017	100,685	157,611	258,296	2.1%
2018	61,419	133,411	194,831	2.2%
2019	42,713	156,499	199,212	2.3%
2020	32,189	148,580	180,769	2.6%
Thereafter	131,880	233,907	365,788	2.9%
Total	$434,926	$888,580	$1,323,506	2.5%
The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends, resulting in actual principal cash flows that differ from those presented above.
Net Realized Gains on Investments
We recorded net realized gains on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments
Fixed maturities	$259	$(118)	$141	$452	$(381)	$71
Equity securities	0	0	0	1,098	0	1,098
Short-term investments	(2)	0	(2)	0	0	0
Total	$257	$(118)	$139	$1,551	$(381)	$1,169
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

	Three months ended March 31,
($ in thousands)	2016	2015
5.0% Senior Notes	$3,438	$3,438
Amortization of debt issuance costs	51	48
Capital leases	20	22
Total	$3,509	$3,507
At March 31, 2016, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate for the three months ended March 31, 2016, was 28.5% compared with 31.3% for the three months ended March 31, 2015. The GAAP effective tax rate has decreased in 2016 primarily as a result of a decrease in pre-tax income. Refer to Note 6 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of March 31, 2016, the holding company had $129.2 million of cash and investments. In 2016 our insurance subsidiaries may pay us up to $65.4 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2016, our insurance subsidiaries have paid us ordinary dividends of $12.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $23.1 million during the three months ended March 31, 2016, compared with positive operating cash flows of $33.9 million during the three months ended March 31, 2015.
At March 31, 2016, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of March 31, 2016, there were no borrowings outstanding against it.
On February 29, 2016, we filed a "shelf" registration statement with the Securities and Exchange Commission registering securities, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units in one or more offerings should we choose to do so in the future. This shelf registration statement expires March 1, 2019.
Uses of Funds
In February 2016 we increased our quarterly dividend to $0.52 per share from $0.43 per share. At this current amount, our 2016 annualized dividend payments would be approximately $23.0 million.
On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. During the first quarter of 2016 we repurchased 106,766 shares at an average cost, excluding commissions, of $78.59 per share. As of March 31, 2016, we had $37.0 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
Premium ceded under all reinsurance agreements for the three months ended March 31, 2016, was $4.3 million compared with $3.6 million for the same period of 2015. Refer to Note 11 - Reinsurance to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2015 for more information on our reinsurance contracts.
Investments
Our consolidated investment portfolio at March 31, 2016, contained approximately $1.4 billion in fixed maturity securities and $90.1 million in equity securities. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At March 31, 2016, we had pre-tax net unrealized gains of $15.1 million on fixed maturities and pre-tax net unrealized gains of $11.2 million on equity securities. Combined, the pre-tax net unrealized gain increased by $15.3 million for the three months ended March 31, 2016. This increase occurred as a result of lower market interest rates affecting our fixed portfolio. The average option adjusted duration of our fixed maturity portfolio was 3.0 years at March 31, 2016, compared with 3.2 years at December 31, 2015.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.6% of our fixed maturity investments at March 31, 2016, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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
Summarized information for our investment portfolio at March 31, 2016, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$64,232	$64,850	4.3%
State and municipal	477,530	486,212	32.5%
Mortgage- and asset-backed:
Residential mortgage-backed securities	334,746	340,971	22.8%
Commercial mortgage-backed securities	65,947	65,532	4.4%
Asset-backed securities (ABS):
Auto loans	37,135	37,129	2.5%
Equipment leases	7,589	7,619	0.5%
Credit card	2,620	2,617	0.2%
All other	3,131	3,157	0.2%
Total ABS	50,475	50,522	3.4%
Total mortgage- and asset-backed	451,168	457,025	30.5%
Corporates
Investment grade	279,838	281,281	18.8%
Non-investment grade	119,530	118,078	7.9%
Total corporates	399,369	399,359	26.7%
Total fixed maturities	1,392,299	1,407,446	94.0%
Equity securities	78,810	90,055	6.0%
Total investments	$1,471,109	$1,497,501	100.0%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at March 31, 2016, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$64,850	$0	$0	$0	$0	$64,850	4.6%
State and municipal	132,787	271,807	81,617	0	0	486,212	34.5%
Mortgage- and asset-backed	424,952	23,949	5,945	2,178	0	457,025	32.5%
Corporates	0	21,496	131,941	128,248	117,675	399,359	28.4%
Total fair value	$622,589	$317,252	$219,503	$130,426	$117,675	$1,407,446	100.0%
% of total fair value	44.2%	22.5%	15.6%	9.3%	8.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2016, there were no material changes to the information provided on Form 10-K for the year ended December 31, 2015, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the subcaption “Credit Risk” of our Form 10-K for the year ended December 31, 2015.
ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings and there have not been any material developments in our legal proceedings disclosed on Form 10-K for the year ended December 31, 2015. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings of our Form 10-K for the year ended December 31, 2015.

ITEM 1A
Risk Factors
There have been no material changes in our risk factors as disclosed on Form 10-K for the year ended December 31, 2015. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors of our Form 10-K for the year ended December 31, 2015.

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
Period:
January 1, 2016 - January 31, 2016	50,766	$78.46	50,766	$41,374,754
February 1, 2016 - February 29, 2016	53,800	78.75	53,800	37,136,225
March 1, 2016 - March 31, 2016	2,200	77.45	2,200	36,965,774
Total	106,766	$78.59	106,766	$36,965,774

(a)Average price paid per share excludes commissions.

(b)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program from December 31, 2014, to December 31, 2016.

ITEM 6

Exhibit 31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)
Exhibit 31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)
Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROBERT H. BATEMAN
May 5, 2016		Robert H. Bateman
Executive Vice President, Chief Financial Officer and Treasurer