Form 10-Q
period 2016-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2016-08-04
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
OR
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
2201 4th Avenue North, Birmingham, Alabama 35203
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 11,064,440 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Earned premium	$340,715	$340,504	0.1%	$676,899	$672,610	0.6%
Installment and other fee income	25,385	24,556	3.4%	50,903	49,117	3.6%
Net investment income	8,927	9,202	(3.0)%	16,990	17,938	(5.3)%
Net realized (losses) gains on investments (1)	(164)	214	(176.4)%	(25)	1,384	(101.8)%
Other income	220	281	(21.6)%	478	681	(29.8)%
Total revenues	375,084	374,757	0.1%	745,246	741,730	0.5%
Costs and Expenses:
Losses and loss adjustment expenses	263,514	262,784	0.3%	528,798	518,427	2.0%
Commissions and other underwriting expenses	89,164	86,272	3.4%	177,771	175,101	1.5%
Interest expense	3,508	3,508	0.0%	7,017	7,015	0.0%
Corporate general and administrative expenses	2,060	2,074	(0.7)%	3,764	3,929	(4.2)%
Other expenses	797	452	76.2%	1,080	1,355	(20.3)%
Total costs and expenses	359,043	355,090	1.1%	718,429	705,827	1.8%
Earnings before income taxes	16,040	19,667	(18.4)%	26,816	35,903	(25.3)%
Provision for income taxes	5,026	6,174	(18.6)%	8,094	11,257	(28.1)%
Net Earnings	$11,015	$13,493	(18.4)%	$18,723	$24,646	(24.0)%
Net Earnings per Common Share:
Basic	$1.00	$1.18	(15.3)%	$1.70	$2.16	(21.3)%
Diluted	0.99	1.18	(16.1)%	1.68	2.14	(21.5)%
Average Number of Common Shares:
Basic	11,012	11,408	(3.5)%	11,024	11,417	(3.4)%
Diluted	11,096	11,483	(3.4)%	11,115	11,517	(3.5)%
Cash Dividends per Common Share	$0.52	$0.43	20.9%	$1.04	$0.86	20.9%
(1) Net realized gains on sales	$34	$423	(91.9)%	$291	$1,973	(85.2)%
Total other-than-temporary impairment (OTTI) losses	(198)	(208)	(4.8)%	(316)	(590)	(46.5)%
Total net realized (losses) gains on investments	$(164)	$214	(176.4)%	$(25)	$1,384	(101.8)%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings	$11,015	$13,493	$18,723	$24,646
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(11)	16	(22)	33
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	10,828	(13,472)	26,287	(5,056)
Less: Reclassification adjustments for losses (gains) included in net earnings	164	(214)	25	(1,384)
Unrealized gains (losses) on investments, net	10,992	(13,687)	26,311	(6,440)
Other comprehensive income (loss), before tax	10,981	(13,670)	26,290	(6,407)
Income tax (expense) benefit related to components of other comprehensive income	(3,843)	4,785	(9,201)	2,242
Other comprehensive income (loss), net of tax	7,137	(8,886)	17,088	(4,164)
Comprehensive income	$18,152	$4,607	$35,811	$20,482
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,358,297 and $1,381,510)	$1,383,806	$1,381,467
Equity securities – at fair value (cost $78,869 and $78,815)	90,742	89,935
Short-term investments - at fair value (amortized cost $4,066 and $4,656)	4,066	4,651
Total investments	1,478,615	1,476,053
Cash and cash equivalents	76,016	62,483
Accrued investment income	11,735	12,245
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,790 and $15,385	536,559	511,543
Property and equipment, net of accumulated depreciation of $75,484 and $72,892	98,177	89,707
Prepaid reinsurance premium	3,818	5,385
Recoverables from reinsurers (includes $202 and $362 on paid losses and LAE)	18,690	15,056
Deferred policy acquisition costs	95,821	93,157
Current and deferred income taxes	20,339	33,926
Other assets	11,380	10,306
Goodwill	75,275	75,275
Total assets	$2,426,425	$2,385,135
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$666,210	$669,965
Unearned premium	645,396	616,649
Long-term debt (fair value $291,572 and $281,581)	273,486	273,383
Commissions payable	15,238	17,406
Payable for securities purchased	11,873	7,264
Other liabilities	111,167	112,873
Total liabilities	1,723,369	1,697,540
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,808,105 and 21,774,520 shares issued)	21,801	21,794
Additional paid-in capital	376,652	376,025
Retained earnings	764,829	757,604
Accumulated other comprehensive income, net of tax	24,899	7,811
Treasury stock, at cost (10,743,948 and 10,623,138 shares)	(485,124)	(475,638)
Total shareholders’ equity	703,057	687,595
Total liabilities and shareholders’ equity	$2,426,425	$2,385,135
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	24,646	—	—	24,646
Net change in post-retirement benefit liability	—	—	—	21	—	21
Change in unrealized gain on investments	—	—	—	(4,478)	—	(4,478)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	292	—	292
Comprehensive income						20,482
Dividends paid to common shareholders	—	—	(9,853)	—	—	(9,853)
Shares issued and share-based compensation expense, including tax benefit	28	2,132	—	—	—	2,160
Acquisition of treasury stock	—	—	—	—	(7,892)	(7,892)
Balance at June 30, 2015	$21,773	$374,499	$740,444	$19,330	$(453,491)	$702,555
Net earnings	—	—	26,834	—	—	26,834
Net change in post-retirement benefit liability	—	—	—	480	—	480
Change in unrealized gain on investments	—	—	—	(12,317)	—	(12,317)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	318	—	318
Comprehensive income						15,315
Dividends paid to common shareholders	—	—	(9,674)	—	—	(9,674)
Shares issued and share-based compensation expense, including tax benefit	21	1,526	—	—	—	1,547
Acquisition of treasury stock	—	—	—	—	(22,147)	(22,147)
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	18,723	—	—	18,723
Net change in post-retirement benefit liability	—	—	—	(14)	—	(14)
Change in unrealized gain on investments	—	—	—	16,960	—	16,960
Change in non-credit component of impairment losses on fixed maturities	—	—	—	142	—	142
Comprehensive income						35,811
Dividends paid to common shareholders	—	—	(11,497)	—	—	(11,497)
Shares issued and share-based compensation expense, including tax benefit	7	627	—	—	—	633
Acquisition of treasury stock	—	—	—	—	(9,486)	(9,486)
Balance at June 30, 2016	$21,801	$376,652	$764,829	$24,899	$(485,124)	$703,057
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Three months ended June 30,
	2016	2015
Operating Activities:
Net earnings	$11,015	$13,493
Adjustments:
Depreciation	3,438	2,941
Amortization	5,037	5,260
Net realized losses (gains) on investments	164	(214)
Loss on disposal of property and equipment	399	123
Share-based compensation expense	28	1,069
Excess tax benefits from share-based payment arrangements	(157)	(298)
Activity related to rabbi trust	48	(16)
Change in accrued investment income	(314)	(1,489)
Change in agents’ balances and premium receivable	6,044	(11,572)
Change in reinsurance receivables	1,663	(759)
Change in deferred policy acquisition costs	1,392	(1,180)
Change in other assets	6,590	(5,122)
Change in unpaid losses and loss adjustment expenses	(7,265)	5,272
Change in unearned premium	(7,103)	8,514
Change in other liabilities	295	7,889
Net cash provided by operating activities	21,274	23,911
Investing Activities:
Purchases of fixed maturities	(103,611)	(137,518)
Purchases of short-term investments	(5,140)	(2,628)
Purchases of property and equipment	(10,450)	(26,065)
Maturities and redemptions of fixed maturities	36,847	59,775
Maturities and redemptions of short-term investments	0	285
Proceeds from sale of fixed maturities	99,180	56,704
Proceeds from sale of short-term investments	1,064	0
Proceeds from sale of property and equipment	2	0
Net cash provided by (used in) investing activities	17,892	(49,448)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	68	68
Excess tax benefits from share-based payment arrangements	157	298
Principal payments under capital lease obligations	(129)	(128)
Acquisition of treasury stock	(1,116)	(5,733)
Dividends paid to shareholders	(5,753)	(4,922)
Net cash used in financing activities	(6,773)	(10,416)
Net increase (decrease) in cash and cash equivalents	32,393	(35,953)
Cash and cash equivalents at beginning of period	43,623	96,434
Cash and cash equivalents at end of period	$76,016	$60,481
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net earnings	$18,723	$24,646
Adjustments:
Depreciation	6,521	5,923
Amortization	10,839	11,196
Net realized losses (gains) on investments	25	(1,384)
Loss on disposal of property and equipment	401	238
Share-based compensation expense	351	1,728
Excess tax benefits from share-based payment arrangements	(157)	(298)
Activity related to rabbi trust	66	11
Change in accrued investment income	509	(543)
Change in agents’ balances and premium receivable	(25,016)	(57,903)
Change in reinsurance receivables	(2,067)	(1,521)
Change in deferred policy acquisition costs	(2,664)	(8,916)
Change in other assets	3,460	(3,437)
Change in unpaid losses and loss adjustment expenses	(3,755)	12,850
Change in unearned premium	28,747	63,688
Change in other liabilities	(3,745)	5,099
Net cash provided by operating activities	32,238	51,378
Investing Activities:
Purchases of fixed maturities	(261,498)	(287,674)
Purchases of equity securities	0	(2,000)
Purchases of short-term investments	(5,140)	(3,660)
Purchases of property and equipment	(15,395)	(28,204)
Maturities and redemptions of fixed maturities	76,145	106,503
Maturities and redemptions of short-term investments	0	285
Proceeds from sale of fixed maturities	203,115	152,136
Proceeds from sale of equity securities	0	4,489
Proceeds from sale of short-term investments	5,666	0
Proceeds from sale of property and equipment	2	0
Net cash provided by (used in) investing activities	2,896	(58,125)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	126	133
Excess tax benefits from share-based payment arrangements	157	298
Principal payments under capital lease obligations	(249)	(246)
Acquisition of treasury stock	(10,137)	(7,645)
Dividends paid to shareholders	(11,497)	(9,853)
Net cash used in financing activities	(21,602)	(17,313)
Net increase (decrease) in cash and cash equivalents	13,533	(24,060)
Cash and cash equivalents at beginning of period	62,483	84,541
Cash and cash equivalents at end of period	$76,016	$60,481
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
We have evaluated events that occurred after June 30, 2016, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Issued Accounting Standards
In June 2016 the FASB issued an ASU related to the accounting for credit losses. The guidance generally requires credit losses on available-for-sale debt securities to be recognized as an allowance rather than as a reduction to the amortized cost of a security. The standard is effective for fiscal periods beginning after December 15, 2019, and interim periods within the year of adoption, with prospective application of the ASU required for debt securities for which an other-than-temporary impairment has been recognized before the implementation date. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.
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
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of June 30, 2016, we have $7.7 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
In May 2015 the FASB issued an ASU related to the disclosure for short-duration contracts. The guidance requires additional disclosures related to the liability for unpaid claims and claim adjustment expenses in an effort to increase transparency and comparability. The standard is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods after December 15, 2016. The new guidance, which is to be applied retrospectively, will have no material impact on our results of operations or financial position.
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings	$11,015	$13,493	$18,723	$24,646
Average basic shares outstanding	11,012	11,408	11,024	11,417
Basic net earnings per share	$1.00	$1.18	$1.70	$2.16

Average basic shares outstanding	11,012	11,408	11,024	11,417
Restricted stock not vested	24	14	22	13
Dilutive effect of Performance Share Plan	60	61	69	87
Average diluted shares outstanding	11,096	11,483	11,115	11,517
Diluted net earnings per share	$0.99	$1.18	$1.68	$2.14

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
June 30, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$76,016	$0	$0	$76,016
Fixed maturity securities:
U.S. government	64,222	13	0	64,236
State and municipal	0	463,480	626	464,106
Mortgage-backed securities:
Residential	0	333,717	0	333,717
Commercial	0	67,372	0	67,372
Total mortgage-backed securities	0	401,089	0	401,089
Asset-backed securities	0	47,374	1,959	49,333
Corporates	0	403,935	1,107	405,043
Total fixed maturities	64,222	1,315,892	3,692	1,383,806
Equity securities	90,742	0	0	90,742
Short-term investments	767	3,299	0	4,066
Total cash and investments	$231,748	$1,319,191	$3,692	$1,554,631
Percentage of total cash and investments	14.9%	84.9%	0.2%	100.0%

	Fair Value
December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$62,483	$0	$0	$62,483
Fixed maturity securities:
U.S. government	64,638	32	0	64,669
State and municipal	0	479,656	10	479,666
Mortgage-backed securities:
Residential	0	334,784	0	334,784
Commercial	0	70,224	0	70,224
Total mortgage-backed securities	0	405,008	0	405,008
Asset-backed securities	0	54,018	0	54,018
Corporates	0	376,582	1,524	378,105
Total fixed maturities	64,638	1,315,295	1,534	1,381,467
Equity securities	89,935	0	0	89,935
Short-term investments	0	4,651	0	4,651
Total cash and investments	$217,056	$1,319,946	$1,534	$1,538,536
Percentage of total cash and investments	14.1%	85.8%	0.1%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $291.6 million and $281.6 million fair value of our long-term debt at June 30, 2016, and December 31, 2015, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

	Three months ended June 30, 2016
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$1,442	$1,338	$2,781
Total (losses) gains, unrealized or realized
Included in net earnings	(4)	4	0	(0)
Included in other comprehensive income	1	(26)	1	(24)
Purchases	0	0	620	620
Settlements	0	(312)	0	(312)
Transfers in	628	0	0	628
Balance at end of period	$626	$1,107	$1,959	$3,692

	Three months ended June 30, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$10	$2,946	$46	$3,002
Total (losses) gains, unrealized or realized
Included in net earnings	(0)	12	0	12
Included in other comprehensive income	(0)	(28)	0	(28)
Purchases	0	0	0	0
Settlements	0	(506)	(46)	(552)
Transfers in	0	0	0	0
Balance at end of period	$10	$2,423	$0	$2,434

	Six months ended June 30, 2016
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$10	$1,524	$0	$1,534
Total (losses) gains, unrealized or realized
Included in net earnings	(4)	7	0	3
Included in other comprehensive income	1	(25)	1	(23)
Purchases	0	0	620	620
Settlements	(10)	(398)	0	(408)
Transfers in	628	0	1,338	1,966
Balance at end of period	$626	$1,107	$1,959	$3,692

	Six months ended June 30, 2015
	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$0	$3,134	$150	$3,285
Total losses, unrealized or realized
Included in net earnings	(0)	(83)	0	(83)
Included in other comprehensive income	0	(43)	0	(42)
Purchases	0	0	0	0
Settlements	0	(586)	(150)	(736)
Transfers in	10	0	0	10
Balance at end of period	$10	$2,423	$0	$2,434

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Of the $3.7 million fair value of securities in Level 3 at June 30, 2016, which consisted of six securities, we priced four based on non-binding broker quotes, one price was provided by our unaffiliated money manager, and one security, which was included in Level 3 because it was not rated by a NRSRO, was priced by a nationally recognized pricing service.
During the six months ended June 30, 2016, one security was transferred from Level 2 into Level 3 because a price could not be determined using observable market inputs, and one security was transferred from Level 2 into Level 3 following an exchange after which it was no longer rated by a NRSRO. There were no transfers of securities between Levels 1 and 2.
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
The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$76,016	$76,016	$62,483	$62,483
Available-for-sale securities:
Fixed maturities	1,383,806	1,383,806	1,381,467	1,381,467
Equity securities	90,742	90,742	89,935	89,935
Short-term investments	4,066	4,066	4,651	4,651
Total cash and investments	$1,554,631	$1,554,631	$1,538,536	$1,538,536
Liabilities:
Long-term debt	$273,486	$291,572	$273,383	$281,581
Refer to Note 4 – Investments to the Consolidated Financial Statements for additional information on investments and Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2016, were $100.2 million and $208.8 million, respectively, while the proceeds from sales of securities for the three and six months ended June 30, 2015, were $56.7 million and $156.6 million, respectively. There was no receivable for unsettled sales as of June 30, 2016, or 2015.
Gross gains of $0.9 million and gross losses of $0.9 million were realized on sales of available-for-sale securities during the three months ended June 30, 2016, compared with gross gains of $0.5 million and gross losses of $0.1 million realized on sales during the three months ended June 30, 2015. Gross gains of $2.2 million and gross losses of $1.9 million were realized on sales of available-for-sale securities during the six months ended June 30, 2016, compared with gross gains of $2.7 million and gross losses of $0.7 million realized on sales during the six months ended June 30, 2015. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

	June 30, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$63,229	$1,007	$0	$64,236	$0
State and municipal	453,409	10,752	(55)	464,106	(51)
Mortgage-backed securities:
Residential	326,176	7,798	(256)	333,717	(2,165)
Commercial	67,272	309	(209)	67,372	0
Total mortgage-backed securities	393,448	$8,106	(465)	$401,089	(2,165)
Asset-backed securities	49,116	227	(10)	49,333	(8)
Corporates	399,095	6,973	(1,026)	405,043	(51)
Total fixed maturities	1,358,297	27,066	(1,556)	1,383,806	(2,276)
Equity securities	78,869	11,873	0	90,742	0
Short-term investments	4,066	1	(0)	4,066	0
Total	$1,441,231	$38,940	$(1,557)	$1,478,615	$(2,276)

	December 31, 2015
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,849	$103	$(282)	$64,669	$0
State and municipal	472,402	7,393	(129)	479,666	(51)
Mortgage-backed securities:
Residential	333,554	3,678	(2,448)	334,784	(2,374)
Commercial	71,137	16	(929)	70,224	0
Total mortgage-backed securities	404,691	3,694	(3,377)	405,008	(2,374)
Asset-backed securities	54,106	50	(138)	54,018	(8)
Corporates	385,462	1,281	(8,638)	378,105	(61)
Total fixed maturities	1,381,510	12,521	(12,564)	1,381,467	(2,495)
Equity securities	78,815	11,120	0	89,935	0
Short-term investments	4,656	0	(4)	4,651	0
Total	$1,464,981	$23,640	$(12,568)	$1,476,053	$(2,495)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
June 30, 2016	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	0	$0	$0	0.0%	0	$0	$0	0.0%
State and municipal	7	14,350	(22)	0.2%	1	2,967	(33)	1.1%
Mortgage-backed securities:
Residential	19	7,071	(16)	0.2%	56	23,240	(240)	1.0%
Commercial	2	6,715	(22)	0.3%	10	31,994	(187)	0.6%
Total mortgage-backed securities	21	13,786	(38)	0.3%	66	55,234	(427)	0.8%
Asset-backed securities	10	6,902	(9)	0.1%	1	824	(1)	0.2%
Corporates	40	53,889	(440)	0.8%	26	32,518	(585)	1.8%
Total fixed maturities	78	88,927	(509)	0.6%	94	91,542	(1,047)	1.1%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	3	3,299	(0)	0.0%	0	0	0	0.0%
Total	81	$92,226	$(510)	0.5%	94	$91,542	$(1,047)	1.1%

	Less than 12 Months				12 Months or More
December 31, 2015	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	18	$36,024	$(241)	0.7%	4	$4,687	$(41)	0.9%
State and municipal	27	54,680	(129)	0.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	205	133,814	(1,436)	1.1%	64	39,001	(1,012)	2.5%
Commercial	9	28,733	(349)	1.2%	10	34,169	(580)	1.7%
Total mortgage-backed securities	214	162,547	(1,785)	1.1%	74	73,170	(1,592)	2.1%
Asset-backed securities	36	35,313	(132)	0.4%	2	1,153	(7)	0.6%
Corporates	172	239,440	(7,149)	2.9%	12	14,373	(1,488)	9.4%
Total fixed maturities	467	528,003	(9,436)	1.8%	92	93,384	(3,128)	3.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	4,651	(4)	0.1%	0	0	0	0.0%
Total	469	$532,654	$(9,440)	1.7%	92	$93,384	$(3,128)	3.2%

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	June 30, 2016	December 31, 2015
Number of positions held with unrealized:
Gains	1,023	602
Losses	175	561
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	2
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	95%	94%
Losses that were investment grade	73%	89%
Percentage of fair value held with unrealized:
Gains that were investment grade	95%	95%
Losses that were investment grade	69%	88%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at June 30, 2016, ($ in thousands):

	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Age of Unrealized Losses
Three months or less	$56,881	$(287)	$(287)	$0	$0
Four months through six months	17,338	(52)	(52)	0	0
Seven months through nine months	8,170	(70)	(70)	0	0
Ten months through twelve months	13,103	(145)	(45)	(100)	0
Greater than twelve months	88,276	(1,003)	(819)	(179)	(5)
Total	$183,768	$(1,557)	$(1,272)	$(279)	$(5)
* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Six months ended June 30, 2016
Unrealized holding gains on securities arising during the period	$25,531	$753	$3	$(9,200)	$17,086
Realized (gains) losses on securities sold	(293)	(0)	2	102	(189)
Impairment loss recognized in earnings	316	0	0	(111)	205
Change in unrealized, net	$25,553	$753	$5	$(9,209)	$17,102
Six months ended June 30, 2015
Unrealized holding (losses) gains on securities arising during the period	$(7,313)	$2,259	$(2)	$1,770	$(3,287)
Realized gains on securities sold	(875)	(1,098)	0	691	(1,283)
Impairment loss recognized in earnings	590	0	0	(206)	383
Change in unrealized, net	$(7,599)	$1,160	$(2)	$2,254	$(4,186)
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
For our securities held with unrealized losses, we believe, based on our analysis, we will recover our cost basis in these securities and we do not intend to sell the securities nor is it more likely than not there will be a requirement to sell the securities before they recover in value.
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Six months ended June 30,
	2016	2015
Beginning balance	$683	$852
Securities sold and paid down	(65)	(85)
Ending balance	$618	$766

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2016, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
Maturity
One year or less	$62,071	$4,759	$0	$66,830	$66,112
After one year through five years	543,587	50,250	0	593,837	583,974
After five years through ten years	218,261	48,715	1,195	268,171	261,272
After ten years	4,547	0	0	4,547	4,375
Mortgage- and asset-backed securities	373,676	76,746	0	450,422	442,564
Total	$1,202,142	$180,469	$1,195	$1,383,806	$1,358,297
Note 5 Long-Term Debt

($ in thousands)	June 30, 2016	December 31, 2015
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,514	1,617
Long-term debt less unamortized debt issuance costs	$273,486	$273,383
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the June 30, 2016, fair value of $291.6 million using a 243 basis point spread to the 10-year U.S. Treasury Note of 1.471%.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of June 30, 2016, there were no borrowings outstanding against it.
Note 6 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Earnings before income taxes	$16,040	$19,667	$26,816	$35,903
Income taxes at statutory rate	5,614	6,883	9,386	12,566
Effect of:
Dividends-received deduction	(150)	(144)	(222)	(248)
Tax-exempt interest	(619)	(584)	(1,258)	(1,308)
Other	180	19	188	247
Provision for income taxes as shown on the Consolidated Statements of Earnings	$5,026	$6,174	$8,094	$11,257
GAAP effective tax rate	31.3%	31.4%	30.2%	31.4%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax payments	$3,551	$12,000	$3,551	$12,750
Interest payments on debt	0	0	6,875	6,875
Interest payments on capital leases	19	21	40	43
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $42.3 million and $41.4 million at June 30, 2016, and December 31, 2015, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (IBNR), and unpaid loss adjustment expenses (LAE). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at Beginning of Period
Unpaid losses on known claims	$236,701	$241,483	$237,660	$235,037
IBNR losses	295,281	278,863	290,097	277,482
LAE	141,493	155,409	142,207	155,658
Total unpaid losses and LAE	673,475	675,755	669,965	668,177
Reinsurance recoverables	(17,724)	(13,982)	(14,694)	(14,370)
Unpaid losses and LAE, net of reinsurance recoverables	655,751	661,773	655,271	653,808
Current Activity
Loss and LAE incurred:
Current accident year	275,687	273,246	546,854	531,030
Prior accident years	(12,173)	(10,462)	(18,056)	(12,604)
Total loss and LAE incurred	263,514	262,784	528,798	518,427
Loss and LAE payments:
Current accident year	(174,138)	(164,762)	(263,582)	(246,670)
Prior accident years	(97,405)	(92,922)	(272,764)	(258,692)
Total loss and LAE payments	(271,543)	(257,684)	(536,347)	(505,362)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	647,723	666,873	647,723	666,873
Add back reinsurance recoverables	18,487	14,155	18,487	14,155
Total unpaid losses and LAE	666,210	681,028	666,210	681,028
Unpaid losses on known claims	236,947	245,863	236,947	245,863
IBNR losses	290,767	281,147	290,767	281,147
LAE	138,496	154,017	138,496	154,017
Total unpaid losses and LAE	$666,210	$681,028	$666,210	$681,028
The $12.2 million and $18.1 million of favorable reserve development during the three and six months ended June 30, 2016, respectively, was primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages and a decrease in California bodily injury loss adjustment expenses, and primarily related to accident years 2014 and prior. The favorable development for the six months ended June 30, 2016, was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity.
The $10.5 million and $12.6 million of favorable reserve development during the three and six months ended June 30, 2015, respectively, was primarily due to decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014.
Note 9 Commitments and Contingencies
Commitments
We extended our building lease in Alpharetta, Georgia through November 30, 2021, at a total base rent amount over the lease period of $2.7 million. In addition, a significant portion of our fleet vehicles, which have minimum lease terms of 367 days, were traded in during the first six months of 2016. The minimum remaining lease payment on our fleet as of June 30, 2016, has increased to $1.2 million. Other than these items, there have been no material changes from the commitments discussed on Form 10-K for

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

the year ended December 31, 2015. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2015.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended June 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$934	$(327)	$607	$190	$(66)	$123
Effect on other comprehensive income	(11)	4	(7)	16	(6)	11
Accumulated change in post-retirement benefit liability, end of period	923	(323)	600	206	(72)	134
Accumulated unrealized gains on investments, net, beginning of period	26,392	(9,237)	17,155	43,218	(15,126)	28,092
Other comprehensive income (loss) before reclassification	10,828	(3,790)	7,038	(13,472)	4,715	(8,757)
Reclassification adjustment for other-than-temporary impairments included in net income	198	(69)	129	208	(73)	135
Reclassification adjustment for realized gains included in net income	(34)	12	(22)	(423)	148	(275)
Effect on other comprehensive income	10,992	(3,847)	7,144	(13,687)	4,790	(8,896)
Accumulated unrealized gains on investments, net, end of period	37,383	(13,084)	24,299	29,532	(10,336)	19,196
Accumulated other comprehensive income, beginning of period	27,326	(9,564)	17,762	43,408	(15,193)	28,216
Change in post-retirement benefit liability	(11)	4	(7)	16	(6)	11
Change in unrealized gains on investments, net	10,992	(3,847)	7,144	(13,687)	4,790	(8,896)
Effect on other comprehensive income	10,981	(3,843)	7,137	(13,670)	4,785	(8,886)
Accumulated other comprehensive income, end of period	$38,306	$(13,407)	$24,899	$29,738	$(10,408)	$19,330

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$944	$(331)	$614	$174	$(61)	$113
Effect on other comprehensive income	(22)	8	(14)	33	(12)	21
Accumulated change in post-retirement benefit liability, end of period	923	(323)	600	206	(72)	134
Accumulated unrealized gains on investments, net, beginning of period	11,072	(3,875)	7,197	35,972	(12,590)	23,382
Other comprehensive income (loss) before reclassification	26,287	(9,200)	17,086	(5,056)	1,770	(3,287)
Reclassification adjustment for other-than-temporary impairments included in net income	316	(111)	205	590	(206)	383
Reclassification adjustment for realized gains included in net income	(291)	102	(189)	(1,973)	691	(1,283)
Effect on other comprehensive income	26,311	(9,209)	17,102	(6,440)	2,254	(4,186)
Accumulated unrealized gains on investments, net, end of period	37,383	(13,084)	24,299	29,532	(10,336)	19,196
Accumulated other comprehensive income, beginning of period	12,016	(4,206)	7,811	36,145	(12,651)	23,494
Change in post-retirement benefit liability	(22)	8	(14)	33	(12)	21
Change in unrealized gains on investments, net	26,311	(9,209)	17,102	(6,440)	2,254	(4,186)
Effect on other comprehensive income	26,290	(9,201)	17,088	(6,407)	2,242	(4,164)
Accumulated other comprehensive income, end of period	$38,306	$(13,407)	$24,899	$29,738	$(10,408)	$19,330

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
OVERVIEW
During the second quarter and first six months of 2016 total gross written premium decreased 4.4% and 4.1%, respectively, compared with the same periods of 2015. Premium growth in Texas and our Commercial Vehicle product was more than offset by declines in the other states. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the three months ended June 30, 2016, were $11.0 million and $0.99, respectively, compared with $13.5 million and $1.18, respectively, for the same periods of 2015. Net earnings and diluted earnings per share for the six months ended June 30, 2016, were $18.7 million and $1.68, respectively, compared with $24.6 million and $2.14, respectively, for the same periods of 2015. The decrease in diluted earnings per share for the six months ended June 30, 2016, was primarily due to an increase in the accident year combined ratio from 97.7% at June 30, 2015, to 99.5% at June 30, 2016, partially offset by an increase in favorable development on prior accident year loss and LAE reserves.
Included in net earnings for the three and six months ended June 30, 2016, was $7.9 million ($12.2 million pre-tax) and $11.7 million ($18.1 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. The development during the six months ended June 30, 2016, was primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages and a decrease in California bodily injury loss adjustment expenses, and primarily related to accident years 2014 and prior. The favorable development for the six months ended June 30, 2016, was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity. Included in net earnings for the three and six months ended June 30, 2015, was $6.8 million ($10.5 million pre-tax) and $8.2 million ($12.6 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. The development was primarily due to decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through June 30, 2016:

	Accident Year Combined Ratio Developed Through					Prior Accident Year (Favorable) / Unfavorable Development ($ in millions)
	Dec 2014	June 2015	Dec 2015	Mar 2016	June 2016	Q2 2016		YTD 2016
Accident Year
Prior							$0.1		$0.5
2008	91.2%	91.1%	91.1%	91.1%	91.1%	(0.0)%	(0.0)	(0.0)%	(0.2)
2009	92.4%	92.4%	92.4%	92.4%	92.4%	0.0%	0.3	0.0%	0.0
2010	99.2%	99.3%	99.4%	99.3%	99.3%	(0.0)%	(0.2)	(0.1)%	(1.3)
2011	100.1%	100.0%	100.2%	100.0%	100.0%	(0.0)%	(0.1)	(0.1)%	(1.4)
2012	100.1%	99.9%	100.1%	99.9%	99.8%	(0.1)%	(1.2)	(0.3)%	(3.4)
2013	96.8%	96.3%	95.5%	95.3%	95.1%	(0.2)%	(2.4)	(0.4)%	(5.4)
2014	96.4%	96.2%	95.4%	95.0%	94.6%	(0.3)%	(4.4)	(0.7)%	(9.6)
2015		97.7%	97.8%	98.3%	98.0%	(0.3)%	(4.3)	0.2%	2.8
2016 YTD				99.4%	99.5%
							$(12.2)		$(18.1)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three and six months ended June 30, 2016, was $8.9 million and $17.0 million, respectively, compared with $9.2 million and $17.9 million, respectively, for the same periods of 2015.
Our book value per share increased 3.0% from $61.66 at December 31, 2015, to $63.54 at June 30, 2016. This increase was primarily due to earnings and an increase in unrealized gains, partially offset by shareholder dividends and share repurchases during the year.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended June 30,
	2016	2015	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$285,923	$302,916	$(16,993)	(5.6)%
Other States	8,731	12,669	(3,938)	(31.1)%
Total Personal Auto	294,654	315,584	(20,930)	(6.6)%
Commercial Vehicle	37,409	32,214	5,196	16.1%
Classic Collector	4,898	4,702	195	4.2%
Total gross written premium	336,961	352,500	(15,539)	(4.4)%
Ceded reinsurance	57	(3,887)	3,944	(101.5)%
Net written premium	337,018	348,613	(11,595)	(3.3)%
Change in unearned premium	3,697	(8,109)	11,806	(145.6)%
Net earned premium	$340,715	$340,504	$211	0.1%

	Six months ended June 30,
	2016	2015	Change	% Change
Net earned premium
Gross written premium
Personal Auto:
Focus States	$613,589	$644,217	$(30,628)	(4.8)%
Other States	18,564	27,596	(9,031)	(32.7)%
Total Personal Auto	632,154	671,813	(39,659)	(5.9)%
Commercial Vehicle	72,649	63,489	9,160	14.4%
Classic Collector	8,126	7,843	283	3.6%
Total gross written premium	712,929	743,145	(30,216)	(4.1)%
Ceded reinsurance	(4,199)	(7,460)	3,261	(43.7)%
Net written premium	708,730	735,685	(26,955)	(3.7)%
Change in unearned premium	(31,830)	(63,075)	31,245	(49.5)%
Net earned premium	$676,899	$672,610	$4,289	0.6%
The following table summarizes our policies in force:

	At June 30,
	2016	2015	Change	% Change
Policies in Force
Personal Auto:
Focus States	716,483	777,284	(60,801)	(7.8)%
Other States	21,500	35,528	(14,028)	(39.5)%
Total Personal Auto	737,983	812,812	(74,829)	(9.2)%
Commercial Vehicle	51,862	47,666	4,196	8.8%
Classic Collector	41,354	41,084	270	0.7%
Total policies in force	831,199	901,562	(70,363)	(7.8)%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first six months of 2016, we implemented rate revisions in various states with an overall rate increase of 6.0%. Policies in force at June 30, 2016, decreased 7.8% compared with the same period in 2015.
The decrease in gross written premium in our Focus States was primarily due to premium declines in Florida and California, partially offset by new business growth in Texas. New business in California declined during the first half of 2016 in response to rate increases totaling 5.3% implemented during the year, and renewal business in Florida declined primarily as a result of rate increases implemented during the preceding 12 months totaling 14.7%.
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
In addition to reporting financial results in accordance with GAAP, we report results on a statutory basis for insurance regulatory purposes. We evaluate underwriting profitability based on a combined ratio calculated using statutory accounting principles. The statutory combined ratio represents the sum of the following ratios: (i) losses and LAE incurred as a percentage of net earned premium; and (ii) underwriting expenses incurred, net of installment and other fees, as a percentage of net written premium. Certain expenses are treated differently under statutory and GAAP accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned. On a statutory basis, these items are expensed as incurred. Additionally, bad debt charge-offs on agent balances and premium receivables are included only in the GAAP combined ratios.
The discussion of underwriting results that follows focuses on statutory ratios and the components thereof, unless otherwise indicated.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents statutory and GAAP combined ratios:

	Three months ended June 30,
	2016			2015			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	79.2%	16.5%	95.6%	74.9%	16.7%	91.5%	4.3%	(0.2)%	4.1%
Other States	42.9%	13.1%	56.0%	116.8%	13.0%	129.8%	(73.8)%	0.0%	(73.8)%
Total Personal Auto	78.0%	16.4%	94.4%	77.0%	16.5%	93.5%	1.0%	(0.2)%	0.8%
Commercial Vehicle	74.2%	18.9%	93.0%	85.2%	15.3%	100.4%	(11.0)%	3.6%	(7.4)%
Classic Collector	67.6%	30.9%	98.5%	74.1%	27.1%	101.2%	(6.4)%	3.8%	(2.6)%
Total statutory ratios	77.6%	16.8%	94.4%	77.4%	16.6%	93.9%	0.2%	0.3%	0.5%
Total statutory ratios excluding development	79.1%	16.8%	95.9%	79.4%	16.6%	95.9%	(0.3)%	0.3%	0.0%
GAAP ratios	77.3%	18.7%	96.1%	77.2%	18.1%	95.3%	0.2%	0.6%	0.8%
GAAP ratios excluding development	78.8%	18.7%	97.6%	79.2%	18.1%	97.3%	(0.3)%	0.6%	0.3%

	Six months ended June 30,
	2016			2015			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	79.8%	16.6%	96.4%	75.7%	16.9%	92.7%	4.0%	(0.3)%	3.7%
Other States	50.7%	17.0%	67.7%	102.5%	14.7%	117.2%	(51.8)%	2.3%	(49.5)%
Total Personal Auto	78.8%	16.6%	95.4%	77.2%	16.9%	94.1%	1.5%	(0.2)%	1.3%
Commercial Vehicle	75.7%	17.4%	93.0%	81.4%	16.1%	97.5%	(5.8)%	1.3%	(4.5)%
Classic Collector	54.7%	31.3%	86.0%	57.0%	28.4%	85.3%	(2.3)%	3.0%	0.7%
Total statutory ratios	78.3%	16.9%	95.2%	77.3%	17.0%	94.2%	1.0%	(0.1)%	1.0%
Total statutory ratios excluding development	81.0%	16.9%	97.9%	79.1%	17.0%	96.1%	1.8%	(0.1)%	1.8%
GAAP ratios	78.1%	18.7%	96.9%	77.1%	18.7%	95.8%	1.0%	0.0%	1.1%
GAAP ratios excluding development	80.8%	18.7%	99.5%	79.0%	18.7%	97.7%	1.8%	0.0%	1.8%
The statutory combined ratio for the three and six months ended June 30, 2016, increased by 0.5 point and 1.0 point, respectively, from the same periods of 2015. The second quarter of 2016 included $7.0 million of unfavorable development from the first accident quarter of 2016 compared with $3.7 million of unfavorable development during the second quarter of 2015 from the first accident quarter of 2015. The second quarter and first six months of 2016 included $12.2 million and $18.1 million, respectively, of favorable reserve development on prior accident year loss and LAE reserves primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages and a decrease in California bodily injury loss adjustment expenses, and primarily related to accident years 2014 and prior. The favorable development for the six months ended June 30, 2016, was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity. The second quarter and first six months of 2015 included $10.5 million and $12.6 million, respectively, of favorable development on prior accident year loss and LAE reserves. Excluding the effect of development, the statutory combined ratio was flat during the second quarter and increased 1.8 points during the first six months of 2016, compared with the same periods of 2015.
The GAAP combined ratio for the three and six months ended June 30, 2016, increased by 0.8 point and 1.1 points, respectively, from the same periods of 2015. Excluding the effect of development, the GAAP combined ratio increased by 0.3 point and 1.8

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

points during the second quarter and first six months of 2016, respectively, primarily due to a higher accident year loss ratio as a result of increasing loss costs in material damage and personal injury protection coverages.
Losses from catastrophes were $5.2 million and $6.3 million for the three and six months ended June 30, 2016, respectively, compared with $1.0 million and $1.1 million for the same periods of 2015.
The 4.1 points and 3.7 points increase in the Focus States combined ratio for the three and six months ended June 30, 2016, compared with the same periods of 2015, was primarily due to an increase in the 2016 accident year loss ratio in California as a result of higher loss costs from collision and bodily injury coverages. The favorable development recognized during the first six months of 2016 in Florida more than offset the increase in the personal injury protection loss cost trends, resulting in an improvement in the calendar year combined ratio in this state.
The 7.4 points and 4.5 points decrease in the Commercial Vehicle combined ratio for the three and six months ended June 30, 2016, was primarily due to favorable development in 2016, compared with unfavorable development in 2015, partially offset by a higher expense ratio as a result of returned ceding commission on a terminated excess of loss reinsurance contract. Refer to Liquidity and Capital Resources – Reinsurance for more information on the modification to our excess of loss reinsurance program.
Installment and Other Fee Income

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Installment and other fee income	$25,385	$24,556	$50,903	$49,117
The increase in installment and other fee income charged to policyholders during the first six months of 2016 was primarily related to an increase in processing fees.
Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,766	$9,081	$17,047	$17,896
Dividends on equity securities	718	688	1,063	1,188
Gross investment income	9,484	9,769	18,110	19,083
Investment expenses	(557)	(567)	(1,120)	(1,145)
Net investment income	8,927	9,202	16,990	17,938
Average investment balance, at cost	$1,498,837	$1,571,086	$1,502,468	$1,572,481
Annualized returns excluding realized gains and losses	2.4%	2.3%	2.3%	2.3%
Annualized returns including realized gains and losses	2.3%	2.4%	2.3%	2.5%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about our fixed maturity investments at June 30, 2016, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2016	$43,864	$35,130	$78,995	2.4%
2017	99,940	128,890	228,830	2.2%
2018	61,816	132,548	194,364	2.1%
2019	47,772	168,271	216,043	2.2%
2020	34,200	150,216	184,416	2.6%
Thereafter	138,826	250,243	389,069	2.9%
Total	$426,419	$865,297	$1,291,716	2.5%
The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends, resulting in actual principal cash flows that differ from those presented above.
Net Realized (Losses) Gains on Investments
We recorded net realized gains (losses) on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Losses on Investments	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments
Fixed maturities	$34	$(198)	$(164)	$423	$(208)	$214
Equity securities	0	0	0	0	0	0
Short-term investments	(0)	0	(0)	0	0	0
Total	$34	$(198)	$(164)	$423	$(208)	$214

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Losses on Investments	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments
Fixed maturities	$293	$(316)	$(23)	$875	$(590)	$285
Equity securities	0	0	0	1,098	0	1,098
Short-term investments	(2)	0	(2)	0	0	0
Total	$291	$(316)	$(25)	$1,973	$(590)	$1,384
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
5.0% Senior Notes	$3,438	$3,438	$6,875	$6,875
Amortization of debt issuance costs	52	49	102	97
Capital leases	19	21	40	43
Total	$3,508	$3,508	$7,017	$7,015
At June 30, 2016, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate was 31.3% and 30.2% for the three and six months ended June 30, 2016, respectively, compared with 31.4% for both periods of 2015. The GAAP effective tax rate has decreased in 2016 primarily as a result of a decrease in pre-tax income. Refer to Note 6 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of June 30, 2016, the holding company had $146.1 million of cash and investments. In 2016 our insurance subsidiaries may pay us up to $65.4 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2016, our insurance subsidiaries have paid us ordinary dividends of $28.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $14.3 million and $37.4 million during the three and six months ended June 30, 2016, respectively, compared with positive operating cash flows of $22.1 million and $56.1 million during the same periods of 2015.
At June 30, 2016, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of June 30, 2016, there were no borrowings outstanding against it.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. As of June 30, 2016, we had $36.7 million of authority remaining under this program. Share repurchases during the first six months of 2016 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)
First quarter	106,766	$78.59
Second quarter	2,800	78.32
Total	109,566	$78.58
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
Premium ceded under all reinsurance agreements for the three and six months ended June 30, 2016, was $(0.1) million and $4.2 million, respectively, compared with $3.9 million and $7.5 million, respectively, for the same periods of 2015. Effective June 1, 2016, we modified our excess of loss reinsurance protection for commercial auto to cover losses up to $500,000 for claims in excess of $500,000 per occurrence. In addition, we added a 75% quota share for our general liability business. Premium ceded for the three and six months ended June 30, 2016, includes the return of $5.9 million of unearned premium due to the termination of the previous excess of loss contract. The $1.8 million of ceding commissions associated with this unearned premium was returned to the reinsurers. Refer to Note 11 - Reinsurance to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2015, for more information on our reinsurance contracts.
Investments
Our consolidated investment portfolio at June 30, 2016, contained approximately $1.4 billion in fixed maturity securities, $90.7 million in equity securities and $4.1 million of short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At June 30, 2016, we had pre-tax net unrealized gains of $25.5 million on fixed maturities and pre-tax net unrealized gains of $11.9 million on equity securities. Combined, the pre-tax net unrealized gain increased by $26.3 million for the six months ended June 30, 2016. This increase occurred as a result of lower market interest rates affecting our fixed portfolio. The average option adjusted duration of our fixed maturity portfolio was 2.8 years at June 30, 2016, compared with 3.2 years at December 31, 2015.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.6% of our fixed maturity investments at June 30, 2016, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at June 30, 2016, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$63,229	$64,236	4.3%
State and municipal	453,409	464,106	31.4%
Mortgage- and asset-backed:
Residential mortgage-backed securities	326,176	333,717	22.6%
Commercial mortgage-backed securities	67,272	67,372	4.6%
Asset-backed securities (ABS):
Auto loans	35,322	35,406	2.4%
Equipment leases	7,589	7,646	0.5%
All other	6,205	6,281	0.4%
Total ABS	49,116	49,333	3.3%
Total mortgage- and asset-backed	442,564	450,422	30.5%
Corporates
Investment grade	284,919	289,929	19.6%
Non-investment grade	114,176	115,114	7.8%
Total corporates	399,095	405,043	27.4%
Total fixed maturities	1,358,297	1,383,806	93.6%
Equity securities	78,869	90,742	6.1%
Short-term investments	4,066	4,066	0.3%
Total investments	$1,441,231	$1,478,615	100.0%
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
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at June 30, 2016, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$64,236	$0	$0	$0	$0	$64,236	4.6%
State and municipal	124,929	256,493	82,059	0	626	464,106	33.5%
Mortgage- and asset-backed	419,675	24,035	3,587	3,125	0	450,422	32.5%
Corporates	0	26,157	131,803	131,969	115,114	405,043	29.3%
Total fair value	$608,839	$306,685	$217,449	$135,094	$115,740	$1,383,806	100.0%
% of total fair value	44.0%	22.2%	15.7%	9.8%	8.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2016, there were no material changes to the information provided on Form 10-K for the year ended December 31, 2015, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the subcaption “Credit Risk” of our Form 10-K for the year ended December 31, 2015.
ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
Period:
April 1, 2016 - April 30, 2016	13,344	$77.68	2,100	$36,801,587
May 1, 2016 - May 31, 2016	700	78.83	700	36,746,387
June 1, 2016 - June 30, 2016	—	—	—	36,746,387
Total	14,044	$77.74	2,800	$36,746,387

(a)	Includes 11,244 shares surrendered to cover the withholding taxes related to the issuance of shares under the performance share plan.
(b)Average price paid per share excludes commissions.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROBERT H. BATEMAN
August 4, 2016		Robert H. Bateman
Executive Vice President, Chief Financial Officer and Treasurer