Form 10-Q
period 2016-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2016-11-03
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 11,055,245 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Earned premium	$342,171	$338,586	1.1%	$1,019,070	$1,011,197	0.8%
Installment and other fee income	26,297	24,005	9.6%	77,200	73,122	5.6%
Net investment income	8,125	9,970	(18.5)%	25,115	27,908	(10.0)%
Net realized gains (losses) on investments (1)	1,282	(410)	(412.8)%	1,257	974	29.1%
Other income	249	232	7.6%	727	913	(20.3)%
Total revenues	378,124	372,383	1.5%	1,123,370	1,114,113	0.8%
Costs and Expenses:
Losses and loss adjustment expenses	280,866	256,063	9.7%	809,664	774,489	4.5%
Commissions and other underwriting expenses	88,412	86,779	1.9%	266,183	261,880	1.6%
Interest expense	3,507	3,506	0.0%	10,524	10,522	0.0%
Corporate general and administrative expenses	1,768	1,677	5.5%	5,532	5,605	(1.3)%
Other expenses	375	1,545	(75.7)%	1,455	2,900	(49.8)%
Total costs and expenses	374,929	349,569	7.3%	1,093,358	1,055,396	3.6%
Earnings before income taxes	3,196	22,814	(86.0)%	30,012	58,717	(48.9)%
Provision for income taxes	442	7,077	(93.7)%	8,536	18,333	(53.4)%
Net Earnings	$2,753	$15,737	(82.5)%	$21,476	$40,384	(46.8)%
Net Earnings per Common Share:
Basic	$0.25	$1.39	(82.0)%	$1.95	$3.55	(45.1)%
Diluted	0.25	1.38	(81.9)%	1.93	3.52	(45.2)%
Average Number of Common Shares:
Basic	11,018	11,321	(2.7)%	11,022	11,385	(3.2)%
Diluted	11,084	11,383	(2.6)%	11,105	11,474	(3.2)%
Cash Dividends per Common Share	$0.52	$0.43	20.9%	$1.56	$1.29	20.9%
(1) Net realized gains (losses) on sales	$1,282	$(287)	(546.6)%	$1,573	$1,686	(6.7)%
Total other-than-temporary impairment (OTTI) losses	0	(123)	(100.0)%	(316)	(713)	(55.7)%
Total net realized gains (losses) on investments	$1,282	$(410)	(412.8)%	$1,257	$974	29.1%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$2,753	$15,737	$21,476	$40,384
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(11)	16	(32)	49
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	4,702	(11,301)	30,989	(16,357)
Less: Reclassification adjustments for (gains) losses included in net earnings	(1,282)	410	(1,257)	(974)
Unrealized gains (losses) on investments, net	3,420	(10,891)	29,731	(17,331)
Other comprehensive income (loss), before tax	3,409	(10,875)	29,699	(17,281)
Income tax (expense) benefit related to components of other comprehensive income	(1,193)	3,806	(10,395)	6,049
Other comprehensive income (loss), net of tax	2,216	(7,069)	19,304	(11,233)
Comprehensive income	$4,969	$8,669	$40,780	$29,151
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,379,525 and $1,381,510)	$1,404,633	$1,381,467
Equity securities – at fair value (cost $77,125 and $78,815)	92,822	89,935
Short-term investments – at fair value (amortized cost $2,257 and $4,656)	2,255	4,651
Total investments	1,499,710	1,476,053
Cash and cash equivalents	73,616	62,483
Accrued investment income	11,253	12,245
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,501 and $15,385	551,914	511,543
Property and equipment, net of accumulated depreciation of $67,849 and $72,892	94,358	89,707
Prepaid reinsurance premium	3,384	5,385
Recoverables from reinsurers (includes $1,078 and $362 on paid losses and LAE)	18,659	15,056
Deferred policy acquisition costs	97,448	93,157
Current and deferred income taxes	21,803	33,926
Receivable for securities sold	1,714	0
Other assets	11,082	10,306
Goodwill	75,275	75,275
Total assets	$2,460,217	$2,385,135
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$676,526	$669,965
Unearned premium	660,306	616,649
Long-term debt (fair value $292,075 and $281,581)	273,538	273,383
Commissions payable	16,686	17,406
Payable for securities purchased	24,118	7,264
Other liabilities	106,242	112,873
Total liabilities	1,757,416	1,697,540
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,808,959 and 21,774,520 shares issued)	21,816	21,794
Additional paid-in capital	377,757	376,025
Retained earnings	761,831	757,604
Accumulated other comprehensive income, net of tax	27,115	7,811
Treasury stock, at cost (10,751,048 and 10,623,138 shares)	(485,717)	(475,638)
Total shareholders’ equity	702,801	687,595
Total liabilities and shareholders’ equity	$2,460,217	$2,385,135
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	40,384	—	—	40,384
Net change in post-retirement benefit liability	—	—	—	32	—	32
Change in unrealized gain on investments	—	—	—	(11,703)	—	(11,703)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	438	—	438
Comprehensive income						29,151
Dividends paid to common shareholders	—	—	(14,711)	—	—	(14,711)
Shares issued and share-based compensation expense, including tax benefit	31	2,321	—	—	—	2,352
Acquisition of treasury stock	—	—	—	—	(17,353)	(17,353)
Balance at September 30, 2015	$21,776	$374,689	$751,323	$12,261	$(462,951)	$697,098
Net earnings	—	—	11,097	—	—	11,097
Net change in post-retirement benefit liability	—	—	—	469	—	469
Change in unrealized gain on investments	—	—	—	(5,092)	—	(5,092)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	172	—	172
Comprehensive income						6,646
Dividends paid to common shareholders	—	—	(4,816)	—	—	(4,816)
Shares issued and share-based compensation expense, including tax benefit	18	1,336	—	—	—	1,354
Acquisition of treasury stock	—	—	—	—	(12,687)	(12,687)
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	21,476	—	—	21,476
Net change in post-retirement benefit liability	—	—	—	(21)	—	(21)
Change in unrealized gain on investments	—	—	—	19,109	—	19,109
Change in non-credit component of impairment losses on fixed maturities	—	—	—	216	—	216
Comprehensive income						40,780
Dividends paid to common shareholders	—	—	(17,249)	—	—	(17,249)
Shares issued and share-based compensation expense, including tax benefit	22	1,731	—	—	—	1,753
Acquisition of treasury stock	—	—	—	—	(10,079)	(10,079)
Balance at September 30, 2016	$21,816	$377,757	$761,831	$27,115	$(485,717)	$702,801
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Three months ended September 30,
	2016	2015
Operating Activities:
Net earnings	$2,753	$15,737
Adjustments:
Depreciation	3,930	3,193
Amortization	5,643	5,264
Net realized (gains) losses on investments	(1,282)	410
Loss on disposal of property and equipment	143	916
Share-based compensation expense	1,060	135
Activity related to rabbi trust	46	(88)
Change in accrued investment income	482	1,133
Change in agents’ balances and premium receivable	(15,356)	3,795
Change in reinsurance receivables	465	(1,284)
Change in deferred policy acquisition costs	(1,627)	771
Change in other assets	(2,363)	(2,948)
Change in unpaid losses and loss adjustment expenses	10,316	(2,009)
Change in unearned premium	14,911	(7,900)
Change in other liabilities	(3,179)	1,336
Net cash provided by operating activities	15,943	18,461
Investing Activities:
Purchases of fixed maturities	(117,638)	(97,646)
Purchases of equity securities	0	(5,000)
Purchases of short-term investments	(3,110)	(4,752)
Purchases of property and equipment	(253)	(5,748)
Maturities and redemptions of fixed maturities	39,703	42,600
Maturities and redemptions of short-term investments	1,300	500
Proceeds from sale of fixed maturities	62,429	72,846
Proceeds from sale of equity securities	2,000	0
Proceeds from sale of short-term investments	3,592	3,086
Net cash (used in) provided by investing activities	(11,977)	5,886
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	60	58
Principal payments under capital lease obligations	(131)	(125)
Acquisition of treasury stock	(543)	(9,297)
Dividends paid to shareholders	(5,751)	(4,858)
Net cash used in financing activities	(6,366)	(14,222)
Net (decrease) increase in cash and cash equivalents	(2,400)	10,124
Cash and cash equivalents at beginning of period	76,016	60,481
Cash and cash equivalents at end of period	$73,616	$70,605
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net earnings	$21,476	$40,384
Adjustments:
Depreciation	10,451	9,116
Amortization	16,482	16,460
Net realized gains on investments	(1,257)	(974)
Loss on disposal of property and equipment	544	1,155
Share-based compensation expense	1,411	1,863
Excess tax benefits from share-based payment arrangements	(157)	(298)
Activity related to rabbi trust	112	(77)
Change in accrued investment income	992	590
Change in agents’ balances and premium receivable	(40,372)	(54,108)
Change in reinsurance receivables	(1,602)	(2,805)
Change in deferred policy acquisition costs	(4,292)	(8,145)
Change in other assets	1,097	(6,385)
Change in unpaid losses and loss adjustment expenses	6,562	10,841
Change in unearned premium	43,657	55,787
Change in other liabilities	(6,924)	6,435
Net cash provided by operating activities	48,182	69,839
Investing Activities:
Purchases of fixed maturities	(379,135)	(385,319)
Purchases of equity securities	0	(7,000)
Purchases of short-term investments	(8,250)	(8,413)
Purchases of property and equipment	(15,648)	(33,953)
Maturities and redemptions of fixed maturities	115,848	149,102
Maturities and redemptions of short-term investments	1,300	785
Proceeds from sale of fixed maturities	265,544	224,982
Proceeds from sale of equity securities	2,000	4,489
Proceeds from sale of short-term investments	9,258	3,086
Proceeds from sale of property and equipment	2	0
Net cash used in investing activities	(9,081)	(52,240)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	185	191
Excess tax benefits from share-based payment arrangements	157	298
Principal payments under capital lease obligations	(380)	(371)
Acquisition of treasury stock	(10,681)	(16,942)
Dividends paid to shareholders	(17,249)	(14,711)
Net cash used in financing activities	(27,967)	(31,535)
Net increase (decrease) in cash and cash equivalents	11,133	(13,936)
Cash and cash equivalents at beginning of period	62,483	84,541
Cash and cash equivalents at end of period	$73,616	$70,605
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
We have evaluated events that occurred after September 30, 2016, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Issued Accounting Standards
In October 2016 the FASB issued an ASU related to the recognition of income tax on intra-entity transfers of assets other than inventory. The guidance requires the income tax to be recognized when the transfer occurs rather than when the asset is sold to an outside party. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within the year of adoption, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.
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
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of September 30, 2016, we have $10.2 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$2,753	$15,737	$21,476	$40,384
Average basic shares outstanding	11,018	11,321	11,022	11,385
Basic net earnings per share	$0.25	$1.39	$1.95	$3.55

Average basic shares outstanding	11,018	11,321	11,022	11,385
Restricted stock not vested	27	18	24	16
Dilutive effect of Performance Share Plan	39	45	59	73
Average diluted shares outstanding	11,084	11,383	11,105	11,474
Diluted net earnings per share	$0.25	$1.38	$1.93	$3.52

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
September 30, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$73,616	$0	$0	$73,616
Fixed maturity securities:
U.S. government	63,937	5	0	63,942
State and municipal	0	477,581	618	478,199
Mortgage-backed securities:
Residential	0	339,655	0	339,655
Commercial	0	76,190	0	76,190
Total mortgage-backed securities	0	415,845	0	415,845
Asset-backed securities	0	43,969	495	44,465
Corporates	0	401,177	1,005	402,182
Total fixed maturities	63,937	1,338,577	2,118	1,404,633
Equity securities	92,822	0	0	92,822
Short-term investments	768	1,487	0	2,255
Total cash and investments	$231,144	$1,340,065	$2,118	$1,573,327
Percentage of total cash and investments	14.7%	85.2%	0.1%	100.0%

December 31, 2015
Cash and cash equivalents	$62,483	$0	$0	$62,483
Fixed maturity securities:
U.S. government	64,638	32	0	64,669
State and municipal	0	479,656	10	479,666
Mortgage-backed securities:
Residential	0	334,784	0	334,784
Commercial	0	70,224	0	70,224
Total mortgage-backed securities	0	405,008	0	405,008
Asset-backed securities	0	54,018	0	54,018
Corporates	0	376,582	1,524	378,105
Total fixed maturities	64,638	1,315,295	1,534	1,381,467
Equity securities	89,935	0	0	89,935
Short-term investments	0	4,651	0	4,651
Total cash and investments	$217,056	$1,319,946	$1,534	$1,538,536
Percentage of total cash and investments	14.1%	85.8%	0.1%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $292.1 million and $281.6 million fair value of our long-term debt at September 30, 2016, and December 31, 2015, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

Three months ended September 30, 2016	State and Municipal	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$626	$1,959	$1,107	$3,692
Total (losses) gains, unrealized or realized
Included in net earnings	(6)	(0)	2	(4)
Included in other comprehensive income	(1)	1	(16)	(17)
Purchases	0	0	0	0
Settlements	0	(125)	(89)	(214)
Transfers in	0	0	0	0
Transfers out	0	(1,339)	0	(1,339)
Balance at end of period	$618	$495	$1,005	$2,118

Three months ended September 30, 2015
Balance at beginning of period	$10	$0	$2,423	$2,434
Total (losses) gains, unrealized or realized
Included in net earnings	(0)	0	6	6
Included in other comprehensive income	(0)	0	(10)	(10)
Purchases	0	0	0	0
Settlements	0	0	(83)	(83)
Transfers in	0	0	0	0
Transfers out	0	0	(347)	(347)
Balance at end of period	$10	$0	$1,989	$1,999

Nine months ended September 30, 2016	State and Municipal	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$10	$0	$1,524	$1,534
Total (losses) gains, unrealized or realized
Included in net earnings	(10)	0	9	(1)
Included in other comprehensive income	(0)	2	(42)	(40)
Purchases	0	620	0	620
Settlements	(10)	(125)	(487)	(622)
Transfers in	628	1,338	0	1,966
Transfers out	0	(1,339)	0	(1,339)
Balance at end of period	$618	$495	$1,005	$2,118

Nine months ended September 30, 2015
Balance at beginning of period	$0	$150	$3,134	$3,285
Total losses, unrealized or realized
Included in net earnings	(0)	0	(77)	(77)
Included in other comprehensive income	0	0	(53)	(53)
Purchases	0	0	0	0
Settlements	0	(150)	(669)	(819)
Transfers in	10	0	0	10
Transfers out	0	0	(347)	(347)
Balance at end of period	$10	$0	$1,989	$1,999

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Of the $2.1 million fair value of securities in Level 3 at September 30, 2016, which consisted of five securities, we priced three based on non-binding broker quotes, one price was provided by our unaffiliated money manager, and one security, which was included in Level 3 because it was not rated by a NRSRO, was priced by a nationally recognized pricing service.
One security was transferred from Level 2 into Level 3 during the first quarter of 2016 because a price could not be determined using observable market inputs. However, during the third quarter of 2016, a price was obtained using observable market inputs and the security was transferred back into Level 2. One security was transferred from Level 2 into Level 3 during the second quarter of 2016 following an exchange after which it was no longer rated by a NRSRO. There were no transfers of securities between Levels 1 and 2 in the first nine months of 2016.
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
The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$73,616	$73,616	$62,483	$62,483
Available-for-sale securities:
Fixed maturities	1,404,633	1,404,633	1,381,467	1,381,467
Equity securities	92,822	92,822	89,935	89,935
Short-term investments	2,255	2,255	4,651	4,651
Total cash and investments	$1,573,327	$1,573,327	$1,538,536	$1,538,536
Liabilities:
Long-term debt	$273,538	$292,075	$273,383	$281,581
Refer to Note 4 – Investments to the Consolidated Financial Statements for additional information on investments and Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2016, were $68.0 million and $276.8 million, respectively, while the proceeds from sales of securities for the three and nine months ended September 30, 2015, were $75.9 million and $232.6 million, respectively. The proceeds for the nine months ended September 30, 2016, were net of $1.7 million of receivable for unsettled sales as of September 30, 2016. The proceeds for the nine months ended September 30, 2015, were net of $2.7 million of receivable for securities sold during the third quarter of 2015 that had not settled as of September 30, 2015.
Gross gains of $1.3 million and gross losses of $42.0 thousand were realized on sales of available-for-sale securities during the three months ended September 30, 2016, compared with gross gains of $1.6 million and gross losses of $1.9 million realized on sales during the three months ended September 30, 2015. Gross gains of $3.5 million and gross losses of $1.9 million were realized on sales of available-for-sale securities during the nine months ended September 30, 2016, compared with gross gains of $4.3 million and gross losses of $2.6 million realized on sales during the nine months ended September 30, 2015. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

September 30, 2016	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$63,222	$726	$(6)	$63,942	$0
State and municipal	470,074	8,352	(227)	478,199	(51)
Mortgage-backed securities:
Residential	331,827	7,971	(144)	339,655	(2,061)
Commercial	76,212	275	(296)	76,190	0
Total mortgage-backed securities	408,040	$8,246	(441)	$415,845	(2,061)
Asset-backed securities	44,231	241	(7)	44,465	(8)
Corporates	393,959	8,506	(283)	402,182	(41)
Total fixed maturities	1,379,525	26,071	(963)	1,404,633	(2,162)
Equity securities	77,125	15,697	0	92,822	0
Short-term investments	2,257	0	(2)	2,255	0
Total	$1,458,907	$41,768	$(965)	$1,499,710	$(2,162)

December 31, 2015
Fixed maturities:
U.S. government	$64,849	$103	$(282)	$64,669	$0
State and municipal	472,402	7,393	(129)	479,666	(51)
Mortgage-backed securities:
Residential	333,554	3,678	(2,448)	334,784	(2,374)
Commercial	71,137	16	(929)	70,224	0
Total mortgage-backed securities	404,691	3,694	(3,377)	405,008	(2,374)
Asset-backed securities	54,106	50	(138)	54,018	(8)
Corporates	385,462	1,281	(8,638)	378,105	(61)
Total fixed maturities	1,381,510	12,521	(12,564)	1,381,467	(2,495)
Equity securities	78,815	11,120	0	89,935	0
Short-term investments	4,656	0	(4)	4,651	0
Total	$1,464,981	$23,640	$(12,568)	$1,476,053	$(2,495)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
September 30, 2016	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	7	$5,953	$(6)	0.1%	0	$0	$0	0.0%
State and municipal	37	71,508	(227)	0.3%	0	0	0	0.0%
Mortgage-backed securities:
Residential	27	17,124	(18)	0.1%	42	13,692	(126)	0.9%
Commercial	10	28,433	(124)	0.4%	8	30,812	(173)	0.6%
Total mortgage-backed securities	37	45,557	(142)	0.3%	50	44,503	(299)	0.7%
Asset-backed securities	4	3,676	(6)	0.2%	1	519	(1)	0.1%
Corporates	25	27,842	(100)	0.4%	9	9,529	(183)	1.9%
Total fixed maturities	110	154,537	(481)	0.3%	60	54,551	(483)	0.9%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	1,487	(2)	0.1%	0	0	0	0.0%
Total	112	$156,024	$(482)	0.3%	60	$54,551	$(483)	0.9%

December 31, 2015
Fixed maturities:
U.S. government	18	$36,024	$(241)	0.7%	4	$4,687	$(41)	0.9%
State and municipal	27	54,680	(129)	0.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	205	133,814	(1,436)	1.1%	64	39,001	(1,012)	2.5%
Commercial	9	28,733	(349)	1.2%	10	34,169	(580)	1.7%
Total mortgage-backed securities	214	162,547	(1,785)	1.1%	74	73,170	(1,592)	2.1%
Asset-backed securities	36	35,313	(132)	0.4%	2	1,153	(7)	0.6%
Corporates	172	239,440	(7,149)	2.9%	12	14,373	(1,488)	9.4%
Total fixed maturities	467	528,003	(9,436)	1.8%	92	93,384	(3,128)	3.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	4,651	(4)	0.1%	0	0	0	0.0%
Total	469	$532,654	$(9,440)	1.7%	92	$93,384	$(3,128)	3.2%

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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	September 30, 2016	December 31, 2015
Number of positions held with unrealized:
Gains	1,057	602
Losses	172	561
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	2
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	92%	94%
Losses that were investment grade	88%	89%
Percentage of fair value held with unrealized:
Gains that were investment grade	92%	95%
Losses that were investment grade	91%	88%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at September 30, 2016, ($ in thousands):

Age of Unrealized Losses	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Three months or less	$143,900	$(428)	$(428)	$0	$0
Four months through six months	6,762	(38)	(38)	0	0
Seven months through nine months	3,995	(17)	(17)	0	0
Ten months through twelve months	1,886	(1)	(1)	0	0
Greater than twelve months	54,032	(482)	(426)	(56)	0
Total	$210,575	$(965)	$(909)	$(56)	$0
* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
Nine months ended September 30, 2016	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Unrealized holding gains on securities arising during the period	$25,941	$5,047	$0	$(10,846)	$20,143
Realized (gains) losses on securities sold	(1,106)	(470)	3	551	(1,023)
Impairment loss recognized in earnings	316	0	0	(111)	205
Change in unrealized, net	$25,151	$4,577	$3	$(10,406)	$19,325

Nine months ended September 30, 2015
Unrealized holding (losses) gains on securities arising during the period	$(9,119)	$(7,238)	$0	$5,725	$(10,632)
Realized gains on securities sold	(588)	(1,099)	(0)	590	(1,096)
Impairment loss recognized in earnings	713	0	0	(249)	463
Change in unrealized, net	$(8,994)	$(8,337)	$0	$6,066	$(11,265)
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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Nine months ended September 30,
	2016	2015
Beginning balance	$683	$852
Securities sold and paid down	(105)	(139)
Ending balance	$579	$712

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2016, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$103,635	$2,594	$900	$107,128	$106,393
After one year through five years	497,251	74,810	2,095	574,155	565,291
After five years through ten years	223,821	37,429	0	261,250	253,888
After ten years	1,790	0	0	1,790	1,683
Mortgage- and asset-backed securities	366,054	94,256	0	460,310	452,270
Total	$1,192,550	$209,088	$2,995	$1,404,633	$1,379,525
Note 5 Long-Term Debt

($ in thousands)	September 30, 2016	December 31, 2015
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,462	1,617
Long-term debt less unamortized debt issuance costs	$273,538	$273,383
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the September 30, 2016, fair value of $292.1 million using a 223 basis point spread to the 10-year U.S. Treasury Note of 1.596%.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of September 30, 2016, there were no borrowings outstanding against it.
Note 6 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Earnings before income taxes	$3,196	$22,814	$30,012	$58,717
Income taxes at statutory rate	1,119	7,985	10,504	20,551
Effect of:
Dividends-received deduction	(101)	(89)	(322)	(337)
Tax-exempt interest	(600)	(725)	(1,858)	(2,033)
Other	24	(94)	212	152
Provision for income taxes as shown on the Consolidated Statements of Earnings	$442	$7,077	$8,536	$18,333
GAAP effective tax rate	13.8%	31.0%	28.4%	31.2%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Income tax payments	$3,100	$6,511	$6,651	$19,261
Interest payments on debt	6,875	6,875	13,750	13,750
Interest payments on capital leases	18	19	57	62
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $40.8 million and $41.4 million at September 30, 2016, and December 31, 2015, respectively.
Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (IBNR), and unpaid loss adjustment expenses (LAE). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at Beginning of Period
Unpaid losses on known claims	$236,947	$245,863	$237,660	$235,037
IBNR losses	290,767	281,147	290,097	277,482
LAE	138,496	154,017	142,207	155,658
Total unpaid losses and LAE	666,210	681,028	669,965	668,177
Reinsurance recoverables	(18,487)	(14,155)	(14,694)	(14,370)
Unpaid losses and LAE, net of reinsurance recoverables	647,723	666,873	655,271	653,808
Current Activity
Loss and LAE incurred:
Current accident year	281,456	267,412	828,310	798,442
Prior accident years	(590)	(11,349)	(18,646)	(23,953)
Total loss and LAE incurred	280,866	256,063	809,664	774,489
Loss and LAE payments:
Current accident year	(197,437)	(192,850)	(461,020)	(439,519)
Prior accident years	(72,205)	(66,257)	(344,969)	(324,949)
Total loss and LAE payments	(269,642)	(259,107)	(805,989)	(764,469)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	658,946	663,829	658,946	663,829
Add back reinsurance recoverables	17,580	15,190	17,580	15,190
Total unpaid losses and LAE	676,526	679,018	676,526	679,018
Unpaid losses on known claims	240,935	246,015	240,935	246,015
IBNR losses	299,143	282,658	299,143	282,658
LAE	136,449	150,345	136,449	150,345
Total unpaid losses and LAE	$676,526	$679,018	$676,526	$679,018

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The $0.6 million and $18.6 million of favorable reserve development during the three and nine months ended September 30, 2016, respectively, was primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages related to accident years 2015 and prior, partially offset by unfavorable development from accident year 2015 in California material damage coverages and in bodily injury coverages in our commercial vehicle product, driven by an increase in severity.
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
Note 9 Commitments and Contingencies
Commitments
We extended our building lease in Alpharetta, Georgia through November 30, 2021, at a total base rent amount over the lease period of $2.7 million. In addition, a significant portion of our fleet vehicles, which have minimum lease terms of 367 days, were traded in during the first six months of 2016. The minimum remaining lease payment on our fleet as of September 30, 2016, is $0.9 million. Other than these items, there have been no material changes from the commitments discussed on Form 10-K for the year ended December 31, 2015. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2015.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended September 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$923	$(323)	$600	$206	$(72)	$134
Effect on other comprehensive income	(11)	4	(7)	16	(6)	11
Accumulated change in post-retirement benefit liability, end of period	912	(319)	593	223	(78)	145
Accumulated unrealized gains on investments, net, beginning of period	37,383	(13,084)	24,299	29,532	(10,336)	19,196
Other comprehensive income (loss) before reclassification	4,702	(1,646)	3,056	(11,301)	3,955	(7,346)
Reclassification adjustment for other-than-temporary impairments included in net income	0	0	0	123	(43)	80
Reclassification adjustment for realized (gains) losses included in net income	(1,282)	449	(833)	287	(100)	187
Effect on other comprehensive income	3,420	(1,197)	2,223	(10,891)	3,812	(7,079)
Accumulated unrealized gains on investments, net, end of period	40,803	(14,281)	26,522	18,641	(6,524)	12,116
Accumulated other comprehensive income, beginning of period	38,306	(13,407)	24,899	29,738	(10,408)	19,330
Change in post-retirement benefit liability	(11)	4	(7)	16	(6)	11
Change in unrealized gains on investments, net	3,420	(1,197)	2,223	(10,891)	3,812	(7,079)
Effect on other comprehensive income	3,409	(1,193)	2,216	(10,875)	3,806	(7,069)
Accumulated other comprehensive income, end of period	$41,715	$(14,600)	$27,115	$18,864	$(6,602)	$12,261

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$944	$(331)	$614	$174	$(61)	$113
Effect on other comprehensive income	(32)	11	(21)	49	(17)	32
Accumulated change in post-retirement benefit liability, end of period	912	(319)	593	223	(78)	145
Accumulated unrealized gains on investments, net, beginning of period	11,072	(3,875)	7,197	35,972	(12,590)	23,382
Other comprehensive income (loss) before reclassification	30,989	(10,846)	20,143	(16,357)	5,725	(10,632)
Reclassification adjustment for other-than-temporary impairments included in net income	316	(111)	205	713	(249)	463
Reclassification adjustment for realized gains included in net income	(1,573)	551	(1,023)	(1,686)	590	(1,096)
Effect on other comprehensive income	29,731	(10,406)	19,325	(17,331)	6,066	(11,265)
Accumulated unrealized gains on investments, net, end of period	40,803	(14,281)	26,522	18,641	(6,524)	12,116
Accumulated other comprehensive income, beginning of period	12,016	(4,206)	7,811	36,145	(12,651)	23,494
Change in post-retirement benefit liability	(32)	11	(21)	49	(17)	32
Change in unrealized gains on investments, net	29,731	(10,406)	19,325	(17,331)	6,066	(11,265)
Effect on other comprehensive income	29,699	(10,395)	19,304	(17,281)	6,049	(11,233)
Accumulated other comprehensive income, end of period	$41,715	$(14,600)	$27,115	$18,864	$(6,602)	$12,261

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
OVERVIEW
Higher average premiums in California, growth in Texas and renewal business growth in our commercial vehicle product resulted in gross written premium growth of 7.5% during the third quarter of 2016. However, our gross written premium has declined 0.5% during the first nine months of 2016 as lower premium during the first half of the year more than offset the growth during the third quarter. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the three months ended September 30, 2016, were $2.8 million and $0.25, respectively, compared with $15.7 million and $1.38, respectively, for the same periods of 2015. Net earnings and diluted earnings per share for the nine months ended September 30, 2016, were $21.5 million and $1.93, respectively, compared with $40.4 million and $3.52, respectively, for the same periods of 2015. The decrease in net earnings and diluted earnings per share for the nine months ended September 30, 2016, was primarily due to an increase in the accident year combined ratio from 97.6% at September 30, 2015, to 99.8% at September 30, 2016, and a decrease in favorable development on prior accident year loss and LAE reserves.
Included in net earnings for the three and nine months ended September 30, 2016, was $0.4 million ($0.6 million pre-tax) and $12.1 million ($18.6 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages related to accident years 2015 and prior, partially offset by unfavorable development from accident year 2015 in California material damage coverages and in bodily injury coverages in our commercial vehicle product, driven by an increase in severity. Included in net earnings for the three and nine months ended September 30, 2015, was $7.4 million ($11.3 million pre-tax) and $15.6 million ($24.0 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in severity as well as decreases in loss adjustment expenses related to Florida bodily injury coverages in accident years 2013 and 2014. A decrease in loss adjustment expenses related to California bodily injury coverages in accident years 2013 and 2014 also contributed to the development during the third quarter of 2015.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through September 30, 2016:

	Accident Year Combined Ratio Developed Through						Prior Accident Year (Favorable) / Unfavorable Development ($ in millions)
	Dec 2014	Sept 2015	Dec 2015	Mar 2016	June 2016	Sept 2016	Q3 2016		YTD 2016
Accident Year
Prior								$0.1		$0.6
2008	91.2%	91.1%	91.1%	91.1%	91.1%	91.1%	0.0%	0.0	(0.0)%	(0.2)
2009	92.4%	92.3%	92.4%	92.4%	92.4%	92.4%	0.0%	0.3	0.0%	0.3
2010	99.2%	99.3%	99.4%	99.3%	99.3%	99.3%	0.0%	0.3	(0.1)%	(1.1)
2011	100.1%	100.0%	100.2%	100.0%	100.0%	100.0%	(0.0)%	(0.3)	(0.2)%	(1.6)
2012	100.1%	99.9%	100.1%	99.9%	99.8%	99.8%	0.0%	0.1	(0.3)%	(3.3)
2013	96.8%	95.7%	95.5%	95.3%	95.1%	94.9%	(0.2)%	(3.1)	(0.6)%	(8.5)
2014	96.4%	95.9%	95.4%	95.0%	94.6%	94.3%	(0.3)%	(3.7)	(1.0)%	(13.3)
2015		97.6%	97.8%	98.3%	98.0%	98.4%	0.4%	5.6	0.6%	8.5
2016 YTD				99.4%	99.5%	99.8%
								$(0.6)		$(18.6)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income declined from $10.0 million and $27.9 million during the three and nine months ended September 30, 2015, respectively, to $8.1 million and $25.1 million during the three and nine months ended September 30, 2016, respectively, primarily due to a decrease in the average par value of our portfolio. In addition, pre-tax net investment income for the three months ended September 30, 2015, included the reclassification of $1.1 million of make whole proceeds which were previously included in realized gains and losses.
Our book value per share increased 3.1% from $61.66 at December 31, 2015, to $63.56 at September 30, 2016. This increase was primarily due to earnings and an increase in unrealized gains, partially offset by shareholder dividends and share repurchases during the year.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended September 30,
	2016	2015	Change	% Change
Gross written premium:
Personal Auto:
Focus States	$312,538	$287,388	$25,150	8.8%
Other States	7,233	11,550	(4,316)	(37.4)%
Total Personal Auto	319,771	298,938	20,833	7.0%
Commercial Vehicle	35,326	31,130	4,196	13.5%
Classic Collector	4,280	4,140	139	3.4%
Total gross written premium	359,377	334,209	25,168	7.5%
Ceded reinsurance	(2,312)	(3,568)	1,256	(35.2)%
Net written premium	357,065	330,641	26,424	8.0%
Change in unearned premium	(14,895)	7,946	(22,840)	(287.5)%
Net earned premium	$342,171	$338,586	$3,584	1.1%

	Nine months ended September 30,
	2016	2015	Change	% Change
Gross written premium:
Personal Auto:
Focus States	$926,127	$931,606	$(5,478)	(0.6)%
Other States	25,797	39,145	(13,348)	(34.1)%
Total Personal Auto	951,925	970,751	(18,826)	(1.9)%
Commercial Vehicle	107,975	94,620	13,356	14.1%
Classic Collector	12,406	11,983	423	3.5%
Total gross written premium	1,072,306	1,077,354	(5,048)	(0.5)%
Ceded reinsurance	(6,511)	(11,028)	4,517	(41.0)%
Net written premium	1,065,795	1,066,326	(531)	0.0%
Change in unearned premium	(46,725)	(55,130)	8,404	(15.2)%
Net earned premium	$1,019,070	$1,011,197	$7,874	0.8%
The following table summarizes our policies in force:

	At September 30,
	2016	2015	Change	% Change
Personal Auto:
Focus States	711,049	756,690	(45,641)	(6.0)%
Other States	18,637	30,548	(11,911)	(39.0)%
Total Personal Auto	729,686	787,238	(57,552)	(7.3)%
Commercial Vehicle	51,849	48,151	3,698	7.7%
Classic Collector	41,511	41,065	446	1.1%
Total policies in force	823,046	876,454	(53,408)	(6.1)%
During the first nine months of 2016, we implemented rate revisions in various states with an overall rate increase of 7.7%. Policies in force at September 30, 2016, decreased 6.1% compared with the same period in 2015.
The increase in gross written premium in our Focus States during the third quarter of 2016 was primarily due to higher average premiums on renewal business in California and growth in Texas. The decline in gross written premium in our Focus States for

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the nine months ended September 30, 2016, was primarily due to a reduction in new business in California during the first half of 2016 in response to rate increases totaling 5.3% implemented during the year, and renewal business in Florida primarily as a result of rate increases totaling 12.8% during the year, partially offset by growth in Texas.
The gross written premium growth in our Commercial Vehicle product during the third quarter and first nine months of 2016 was primarily due to renewal policy growth and higher average premium in California and Texas.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents statutory and GAAP combined ratios:

	Three months ended September 30,
	2016			2015			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	81.4%	16.3%	97.7%	73.9%	17.0%	90.9%	7.4%	(0.7)%	6.8%
Other States	56.9%	11.6%	68.5%	71.4%	14.0%	85.4%	(14.5)%	(2.4)%	(16.9)%
Total Personal Auto	80.7%	16.2%	96.8%	73.8%	16.8%	90.7%	6.8%	(0.7)%	6.2%
Commercial Vehicle	98.3%	16.7%	115.0%	100.7%	16.1%	116.8%	(2.4)%	0.6%	(1.8)%
Classic Collector	67.1%	33.8%	100.9%	49.3%	28.4%	77.7%	17.9%	5.4%	23.3%
Total statutory ratios	82.3%	16.4%	98.7%	75.7%	16.9%	92.6%	6.5%	(0.5)%	6.1%
Total statutory ratios excluding development	80.7%	16.4%	97.1%	78.4%	16.9%	95.3%	2.3%	(0.5)%	1.8%
GAAP ratios	82.1%	18.2%	100.2%	75.6%	18.5%	94.2%	6.5%	(0.4)%	6.1%
GAAP ratios excluding development	80.5%	18.2%	98.7%	78.3%	18.5%	96.8%	2.2%	(0.4)%	1.8%

	Nine months ended September 30,
	2016			2015			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto:
Focus States	80.3%	16.5%	96.8%	75.1%	17.0%	92.1%	5.2%	(0.4)%	4.7%
Other States	52.5%	15.5%	68.0%	93.7%	14.5%	108.1%	(41.2)%	1.0%	(40.1)%
Total Personal Auto	79.4%	16.5%	95.9%	76.1%	16.9%	93.0%	3.3%	(0.4)%	2.9%
Commercial Vehicle	83.7%	17.2%	100.9%	88.1%	16.1%	104.2%	(4.4)%	1.1%	(3.3)%
Classic Collector	58.9%	32.2%	91.1%	54.4%	28.4%	82.7%	4.5%	3.8%	8.4%
Total statutory ratios	79.6%	16.8%	96.4%	76.8%	17.0%	93.7%	2.9%	(0.2)%	2.7%
Total statutory ratios excluding development	81.5%	16.8%	98.2%	79.1%	17.0%	96.1%	2.3%	(0.2)%	2.1%
GAAP ratios	79.5%	18.5%	98.0%	76.6%	18.7%	95.3%	2.9%	(0.1)%	2.7%
GAAP ratios excluding development	81.3%	18.5%	99.8%	79.0%	18.7%	97.6%	2.3%	(0.1)%	2.2%
The statutory combined ratio for the three and nine months ended September 30, 2016, increased by 6.1 points and 2.7 points, respectively, from the same periods of 2015. The third quarter of 2016 included $6.0 million of unfavorable development from the first two accident quarters of 2016 compared with $2.4 million of unfavorable development during the third quarter of 2015 from the first two accident quarters of 2015. The third quarter and first nine months of 2016 included $0.6 million and $18.6 million, respectively, of favorable reserve development on prior accident year loss and LAE reserves primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages related to accident years 2015 and prior, partially offset by unfavorable development from accident year 2015 in California material damage coverages and in bodily injury coverages in our commercial vehicle product, driven by an increase in severity. The third quarter and first nine months of 2015 included $11.3 million and $24.0 million, respectively, of favorable development on prior accident year loss and LAE reserves. Excluding the effect of development, the statutory combined ratio increased 1.8 points and 2.1 points during the third quarter and first nine months of 2016, compared with the same periods of 2015.
The GAAP combined ratio for the three and nine months ended September 30, 2016, increased by 6.1 points and 2.7 points, respectively, from the same periods of 2015. Excluding the effect of development, the GAAP combined ratio increased by 1.8 points and 2.2 points during the third quarter and first nine months of 2016, respectively, primarily due to a higher accident year loss ratio as a result of increasing loss costs in material damage, bodily injury and personal injury protection coverages.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We had net loss recoveries from catastrophes for the three months ended September 30, 2016, of $0.3 million, compared with losses of $0.3 million for the same period of 2015. Losses from catastrophes for the nine months ended September 30, 2016, were $6.1 million, compared with $1.4 million for the same period of 2015.
The 6.8 points and 4.7 points increase in the Focus States combined ratio for the three and nine months ended September 30, 2016, compared with the same periods of 2015, was primarily due to an increase in the 2016 accident year loss ratio in California as a result of higher loss costs from material damage and bodily injury coverages.
The 3.3 points decrease in the Commercial Vehicle combined ratio for the nine months ended September 30, 2016, was primarily due to an improvement in the current accident year loss and LAE ratio, partially offset by a higher expense ratio as a result of returned ceding commission on a terminated excess of loss reinsurance contract. Refer to Liquidity and Capital Resources – Reinsurance for more information on the modification to our excess of loss reinsurance program.
Installment and Other Fee Income

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015
Installment and other fee income	$26,297	$24,005	$77,200	$73,122
The increase in installment and other fee income charged to policyholders during the first nine months of 2016 was primarily related to an increase in processing fees.
Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,191	$10,103	$25,237	$27,999
Dividends on equity securities	482	426	1,545	1,614
Gross investment income	8,672	10,529	26,782	29,613
Investment expenses	(548)	(559)	(1,667)	(1,704)
Net investment income	8,125	9,970	25,115	27,908
Average investment balance, at cost	$1,499,267	$1,555,905	$1,502,808	$1,567,328
Annualized returns excluding realized gains and losses	2.2%	2.6%	2.2%	2.4%
Annualized returns including realized gains and losses	2.5%	2.5%	2.3%	2.5%
Pre-tax net investment income declined from $10.0 million and $27.9 million during the three and nine months ended September 30, 2015, respectively, to $8.1 million and $25.1 million during the three and nine months ended September 30, 2016, respectively, primarily due to a decrease in the average par value of our portfolio. In addition, pre-tax net investment income for the three months ended September 30, 2015, included the reclassification of $1.1 million of make whole proceeds which were previously included in realized gains and losses.
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect investment returns will gradually decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about our fixed maturity investments at September 30, 2016, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2016	$20,900	$17,350	$38,250	2.5%
2017	100,677	137,219	237,896	2.3%
2018	67,091	129,942	197,033	2.2%
2019	52,969	175,025	227,994	2.1%
2020	39,218	152,104	191,322	2.6%
Thereafter	154,870	263,645	418,516	2.6%
Total	$435,725	$875,285	$1,311,010	2.4%
The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends, resulting in actual principal cash flows that differ from those presented above.
Net Realized Gains (Losses) on Investments
We recorded net realized gains (losses) on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains (Losses) on Investments	Net Realized (Losses) Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Losses on Investments
Fixed maturities	$813	$0	$813	$(287)	$(123)	$(410)
Equity securities	470	0	470	0	0	0
Short-term investments	(1)	0	(1)	0	0	0
Total	$1,282	$0	$1,282	$(287)	$(123)	$(410)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains (Losses) on Investments	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized (Losses) Gains on Investments
Fixed maturities	$1,106	$(316)	$790	$588	$(713)	$(125)
Equity securities	470	0	470	1,099	0	1,099
Short-term investments	(3)	0	(3)	0	0	0
Total	$1,573	$(316)	$1,257	$1,686	$(713)	$974
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015
5.0% Senior Notes	$3,438	$3,438	$10,313	$10,313
Amortization of debt issuance costs	52	49	154	147
Capital leases	18	19	57	62
Total	$3,507	$3,506	$10,524	$10,522
At September 30, 2016, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate was 13.8% and 28.4% for the three and nine months ended September 30, 2016, respectively, compared with 31.0% and 31.2% for the three and nine months ended September 30, 2015, respectively. The GAAP effective tax rate has decreased in 2016 primarily as a result of a more significant impact from tax-exempt interest and the dividends-received deduction due to lower pre-tax income. Refer to Note 6 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of September 30, 2016, the holding company had $149.6 million of cash and investments. In 2016 our insurance subsidiaries may pay us up to $59.6 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2016, our insurance subsidiaries have paid us ordinary dividends of $44.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $21.2 million and $58.6 million during the three and nine months ended September 30, 2016, respectively, compared with positive operating cash flows of $23.8 million and $79.9 million during the same periods of 2015.
At September 30, 2016, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of September 30, 2016, there were no borrowings outstanding against it.
On February 29, 2016, we filed a "shelf" registration statement with the Securities and Exchange Commission registering securities, and as long as it remains effective, it will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units in one or more offerings should we choose to do so in the future. This shelf registration statement expires March 1, 2019.
Uses of Funds
In February 2016 we increased our quarterly dividend to $0.52 per share from $0.43 per share. At this current amount, our 2016 annualized dividend payments would be approximately $23.0 million.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017. As of September 30, 2016, we had $36.2 million of authority remaining under this program. Share repurchases during the first nine months of 2016 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)
First quarter	106,766	$78.59
Second quarter	2,800	78.32
Third quarter	7,100	83.13
Total	116,666	$78.86
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
Premium ceded under all reinsurance agreements for the three and nine months ended September 30, 2016, was $2.3 million and $6.5 million, respectively, compared with $3.6 million and $11.0 million, respectively, for the same periods of 2015. Effective June 1, 2016, we modified our excess of loss reinsurance protection for commercial auto to cover losses up to $500,000 for claims in excess of $500,000 per occurrence. In addition, we added a 75% quota share for our general liability business. Premium ceded for the nine months ended September 30, 2016, includes the return of $5.9 million of unearned premium due to the termination of the previous excess of loss contract. The $1.8 million of ceding commissions associated with this unearned premium was returned to the reinsurers. Refer to Note 11 - Reinsurance to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2015, for more information on our reinsurance contracts.
Investments
Our consolidated investment portfolio at September 30, 2016, contained approximately $1.4 billion in fixed maturity securities, $92.8 million in equity securities and $2.3 million of short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At September 30, 2016, we had pre-tax net unrealized gains of $25.1 million on fixed maturities and pre-tax net unrealized gains of $15.7 million on equity securities. Combined, the pre-tax net unrealized gain increased by $29.7 million for the nine months ended September 30, 2016. This increase occurred as a result of lower market interest rates affecting our fixed portfolio. The average option adjusted duration of our fixed maturity portfolio was 2.6 years at September 30, 2016, compared with 3.2 years at December 31, 2015.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.6% of our fixed maturity investments at September 30, 2016, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at September 30, 2016, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$63,222	$63,942	4.3%
State and municipal	470,074	478,199	31.9%
Mortgage- and asset-backed:
Residential mortgage-backed securities	331,827	339,655	22.6%
Commercial mortgage-backed securities	76,212	76,190	5.1%
Asset-backed securities (ABS):
Auto loans	30,771	30,889	2.1%
Equipment leases	7,589	7,648	0.5%
All other	5,870	5,927	0.4%
Total ABS	44,231	44,465	3.0%
Total mortgage- and asset-backed	452,270	460,310	30.7%
Corporates
Investment grade	279,209	284,191	18.9%
Non-investment grade	114,750	117,991	7.9%
Total corporates	393,959	402,182	26.8%
Total fixed maturities	1,379,525	1,404,633	93.7%
Equity securities	77,125	92,822	6.2%
Short-term investments	2,257	2,255	0.2%
Total investments	$1,458,907	$1,499,710	100.0%
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
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at September 30, 2016, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$63,942	$0	$0	$0	$0	$63,942	4.6%
State and municipal	134,134	263,333	80,115	0	618	478,199	34.0%
Mortgage- and asset-backed	433,977	21,889	1,330	3,114	0	460,310	32.8%
Corporates	0	32,690	133,988	117,514	117,991	402,182	28.6%
Total fair value	$632,052	$317,911	$215,433	$120,627	$118,609	$1,404,633	100.0%
% of total fair value	45.0%	22.6%	15.3%	8.6%	8.4%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2016, there were no material changes to the information provided on Form 10-K for the year ended December 31, 2015, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the subcaption “Credit Risk” of our Form 10-K for the year ended December 31, 2015.
ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2016 - July 31, 2016	—	$—	—	$36,746,387
August 1, 2016 - August 31, 2016	2,900	82.31	2,900	36,506,410
September 1, 2016 - September 30, 2016	4,200	83.70	4,200	36,153,285
Total	7,100	$83.13	7,100	$36,153,285

(a)	Average price paid per share excludes commissions.

(b)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROBERT H. BATEMAN
November 3, 2016		Robert H. Bateman
Executive Vice President, Chief Financial Officer and Treasurer