Form 10-K
period 2016-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2017-02-28
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-50167
________________________________
INFINITY PROPERTY AND CASUALTY CORPORATION
(Exact name of registrant as specified in its charter)
________________________________

OHIO	03-0483872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 4TH AVENUE NORTH BIRMINGHAM, ALABAMA	35203
(Address of principal executive offices)	(Zip Code)
(205) 870-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2016, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $860,574,116 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.
As of February 17, 2017, there were 11,038,721 shares of the registrant’s Common Stock outstanding.
________________________________

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 17, 2017, are incorporated by reference in Part III hereof.

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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends and competitive conditions in our key states (defined in Item 1 - Business). We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, refer to Item 1A - Risk Factors.
PART I
ITEM 1
Business
Introduction
Infinity Property and Casualty Corporation was incorporated under the laws of the State of Ohio on September 16, 2002. We are a holding company that provides insurance, through our subsidiaries, for personal auto with a concentration on nonstandard risks, commercial vehicles and classic collectors. Our headquarters is located in Birmingham, Alabama. We employed approximately 2,300 people at December 31, 2016.
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
Our Strategy
We offer personal and commercial auto insurance primarily in four key states: Arizona, California, Florida and Texas. Our target customers are urban and Hispanic drivers. This narrow geographic and demographic focus allows us to concentrate our efforts and resources on providing competitively priced products to underserved segments while generating adequate returns for our shareholders.
Segments
Personal Automobile is our primary insurance product. It provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, some states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.
Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 37%, or $193 billion, of the estimated $521 billion of annual industry premium. Personal auto insurance comprises preferred, standard and nonstandard risks. Nonstandard risks are associated with drivers who, due to factors such as their driving record, driving experience, lapse in or absence of prior insurance, or credit history, represent a higher than normal risk. Customers in the market for nonstandard auto insurance generally seek minimum required liability limits and are willing to accept restrictive coverages in exchange for more affordable insurance, given their risk profile. There is no established industry-recognized distinction between nonstandard risks

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

and all other personal auto risks. Independent agents sell approximately 27% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. We believe that, relative to the standard and preferred auto insurance market, independent agents sell a disproportionately larger portion of nonstandard auto insurance.
The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. These cycles may vary by geographic market.
Industrywide, rates increased 7.0%, 5.7% and 4.8% in 2016, 2015 and 2014, respectively. Our filed average rate adjustments on our personal auto business were 8.1%, 5.1% and 6.0% 2016, 2015 and 2014, respectively.
The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We generally compete with other insurers based on price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. We compete with both large national writers and small regional companies. In 2015, the five largest automobile insurance companies accounted for approximately 56% of the industry’s net written premium and the largest ten accounted for approximately 72% (2016 industry data is not yet available). Approximately 306 insurance groups and unaffiliated insurance companies compete in the personal auto insurance industry. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.
Based on data published by A.M. Best, we believe that we are the second largest provider of nonstandard personal auto coverage through independent agents in the United States. We also write standard and preferred personal auto insurance.
We have a history of underwriting results that outperform the personal auto industry. The following table compares our statutory combined ratio, net of fees, in past years with those of the private passenger auto industry. The statutory combined ratio is the sum of the loss ratio (the ratio of losses and loss adjustment expenses (LAE) to net earned premium) and the expense ratio (when calculated on a statutory accounting basis, the ratio of underwriting expenses, net of fees, to net written premium). Underwriting results are generally considered profitable when the combined ratio is under 100%; when the ratio is over 100%, underwriting results are generally considered unprofitable.

	2016	2015	2014	2013	2012	2012-2016	2007-2016
Personal Auto Segment	94.9%	93.6%	94.5%	96.2%	98.5%	95.5%	94.1%
Industry (a)	107.4%	104.6%	102.3%	101.6%	102.1%	103.7%	102.3%
Percentage point difference from industry	12.5%	11.0%	7.8%	5.4%	3.6%	8.2%	8.2%
 ________________

(a)
We obtained the private passenger auto industry combined ratios for 2007 through 2015 from A.M. Best. A.M. Best data is not available for 2016. The industry combined ratio for 2016 is an estimate based on data obtained from Conning Research and Consulting.

Commercial Vehicle provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils.
Approximately 335 insurance groups and unaffiliated insurance companies compete in the commercial vehicle insurance industry. Writers of commercial vehicle insurance typically focus on one or more of the various segments of commercial vehicle. We avoid the segments that are involved in what we consider to be hazardous operations or interstate commerce.
The primary segment of the market on which we focus is artisan contractors, which makes up approximately 17% of the industry's commercial vehicle premium. We primarily target businesses with fleets of 20 or fewer vehicles, averaging 1.9 vehicles per policy.
Classic Collector provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Our three segments contributed the following percentages of total gross written premium:

	Twelve months ended December 31,
	2016	2015	2014
Personal Auto	89%	90%	91%
Commercial Vehicle	10%	9%	8%
Classic Collector	1%	1%	1%
Total	100%	100%	100%
Refer to Note 17 – Segment Information to the Consolidated Financial Statements for information on our revenues and underwriting income by segment.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Distribution and Marketing
We distribute our products primarily through a network of approximately 10,800 independent agencies and brokers in 15,400 locations. In 2016, 15% of our agency force produced 80% of our gross written premium, our top 10 independent agents and brokers produced 23%, seven independent agencies accounted for more than 1% each, and our top agent produced 8%. In California, Infinity’s largest state by premium volume, 54 independent agents and brokers produced 50% of gross written premium in the state (which represents 25% countrywide), and our largest broker in the state produced 15% of that premium. In Florida, Infinity's second largest state by premium volume, 31 independent agents and brokers produced 50% of gross written premium in the state (which represents 15% countrywide), and our largest agent in the state produced 18% of that premium.
We foster agent relationships by providing them with access to our Internet-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Internet-based software applications provide many of our agents with e-signature capabilities and real-time underwriting, claims and policy information. We believe the array of services offered to our agents adds significant value to the agents' businesses. For example, “Easy Street” is our incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2016 we spent $9.0 million on co-op advertising and promotions.
In 2016 we also wrote $90.1 million of business sold directly to the consumer either through company-owned sales centers or via the Internet.
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas identified in selected states that we believe offer the greatest opportunity for premium growth and profitability.
Total gross written premium mix was as follows ($ in thousands):

	Twelve months ended December 31,
Personal Auto:	2016	2015	2014
California	49.0%	49.2%	45.9%
Florida	29.4%	31.9%	32.8%
Texas	6.3%	3.9%	4.6%
Arizona	1.3%	1.2%	1.3%
Other States	2.4%	3.6%	6.4%
Total Personal Auto	88.5%	89.8%	91.0%
Commercial Vehicle	10.4%	9.1%	8.0%
Classic Collector	1.1%	1.1%	1.1%
Total all states and all lines	100.0%	100.0%	100.0%
Total all states and all lines	$1,401,414	$1,387,866	$1,360,870
We implement our distribution and marketing efforts with a focus on maintaining a low cost structure. Controlling expenses allows us to price competitively and achieve better underwriting returns. Over the five years ended 2015, years for which industry data is available from A.M. Best, our statutory ratio of underwriting expenses to premium written has averaged 18.2%, which is 7.9 points better than the independent agency segment of the private passenger automobile industry average of 26.2% for the same period.
Claims Handling
We strive for accuracy, consistency and fairness in our claim resolutions. Our claims organization employs approximately 1,300 people, has several field locations in each of the states in which we do business and provides a 24-hour, seven days per week toll-free service for our customers to report claims. We predominantly use our own local adjusters and appraisers.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Ratings
A.M. Best has assigned our insurance company subsidiaries a group financial strength rating of “A” (Excellent). A.M. Best assigns “A” ratings to insurers that, in A.M. Best's opinion, “have an excellent ability to meet their ongoing insurance obligations.” A.M. Best bases our rating on factors that concern policyholders and not upon factors concerning investor protection.
Regulatory Environment
Our insurance company subsidiaries are subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve and investment requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating methods and processes of how an insurer conducts its business. Examples of the latter include the establishment in California of auto rating factor and rate approval regulations, proscription on credit-based insurance scoring, prohibition of certain business practices with auto body repair shops, and attempts to set uniform auto body repair shop parts and labor rates.
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
State insurance departments that have jurisdiction over our insurance subsidiaries may conduct routine, on-site visits and examinations of our subsidiaries' affairs. There were no open market conduct examinations as of February 28, 2017. These examinations have from time to time given rise to regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against our insurance subsidiaries, and are likely to do so in the future.
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
We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to shareholders and meet our debt payment obligations is largely dependent on dividends or other distributions from our insurance company subsidiaries, current investments and cash held. State insurance laws restrict the ability of our insurance company subsidiaries to declare shareholder dividends. These subsidiaries may not make an “extraordinary dividend” until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has either not objected or has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's surplus; or (ii) the insurer's net income excluding realized capital gains for the twelve-month period ended the preceding December 31st, in each case determined in accordance with statutory accounting practices. In addition, an insurer's remaining surplus after payment of a cash dividend to shareholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1A
Risk Factors
Our business operations face a number of risks. The risks below should be read and considered with other information provided in this report and in other reports and materials we have filed with the SEC. In addition to these risks, other risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition and/or operating results.
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
California and Florida personal auto business represented 78% of our total gross written premium in 2016. In 2016 our two largest urban zones, Los Angeles and Miami, represented 54% of total gross written premium. Our personal auto business may become further concentrated in these states and within our two largest urban zones. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects our revenues and profitability. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. These conditions could negatively affect premium revenue and make it more expensive or less profitable for us to conduct business in these states.
We rely upon a limited number of independent agents to generate a substantial portion of our business. If we were unable to retain or increase the level of business that these independent agents place with us or increase the level of business generated by other agents, our revenues would be negatively affected.
Approximately 15% of our 10,800 independent agencies and brokers accounted for approximately 80% of our gross written premium in 2016. Further, in California, 54 agencies and brokers produced 50% of our premium in the state, accounting for 25% of our premium nationwide, and in Florida, 31 independent agents and brokers produced 50% of gross written premium in the state, accounting for 15% of our premium nationwide.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Judicial, regulatory and legislative changes or challenges to prevailing insurance industry practices as well as technology innovations are ongoing, and could adversely affect our revenue or operating results.
Political, judicial, economic and financial developments occasionally lead to challenges or changes to established industry practices. Examples include challenges to (i) the use of credit and other rating factors in making risk selection and pricing decisions; and (ii) how Florida Personal Injury Protection (PIP) payments to providers are calculated. It is difficult to predict the outcome or impact of current challenges or to identify others that might be brought in the future, but some could result in class action litigation, regulatory sanctions and substantial fines or penalties. In addition, auto technology advancements such as driverless cars, and emerging business models, including transportation network companies and usage-based insurance, could materially impact our revenue over time.
The failure to maintain or to develop further reliable, efficient and secure information technology systems would be disruptive to our operations and diminish our ability to compete successfully.
We are highly dependent on efficient and uninterrupted performance of our information technology and business systems. These systems quote, process and service our business, and perform actuarial functions necessary for pricing and product development. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. This capability is crucial to meeting growing customer demands for user friendly, online capabilities and convenient, quality service. We are undergoing fundamental changes and improvements to our information technology (IT) platform. A failure or delay to achieve these improvements could interrupt certain processes or degrade business operations and could place us at a competitive disadvantage. Additionally, failure to maintain secure systems could result in unauthorized access to or theft of sensitive customer or company data, misappropriation of funds or disruption to our systems.
The inability to recruit, develop and retain key personnel could prevent us from executing our key business and financial objectives.
The highly competitive nature of our industry, along with the advantages that larger, better-known firms possess in the recruiting process, poses a challenge with respect to both employee retention and recruitment efforts. Successful execution of our key business and financial objectives depends, in part, on our ability to retain, develop or find qualified successors for key personnel, including our Chief Executive Officer, James Gober, and our other four named executive officers - each of whom, with the exception of our chief financial officer, has an employment agreement that expires in August 2017. The announcement of the loss of key personnel or the delay or inability to retain or appoint successors could negatively affect our stock price, our retention of other key personnel, or hinder us in achieving our business and financial objectives given the specialized knowledge of each of our executive officers and the limited pool of candidates with experience relevant to our operations.
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
At December 31, 2016, we had $75.3 million, or approximately $6.82 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B
Unresolved Staff Comments
None.
ITEM 2
Properties
Our insurance subsidiaries lease 175,318 square feet of office space in numerous cities throughout the United States. All of these leases expire within seven years. The most significant leased office spaces are located in Miami, Florida and Cerritos, California. Refer to Note 14 – Commitments and Contingencies to the Consolidated Financial Statements for further information about leases. We own a 33,515 square foot call center in McAllen, Texas, a 50,900 square foot call center in Tucson, Arizona, and three properties in Birmingham, Alabama - a 116,433 square foot building, a 62,808 square foot warehouse and a 120,493 square foot building which serves as our corporate headquarters. The properties identified above are used by all segments reported in the Notes to Consolidated Financial Statements.
ITEM 3
Legal Proceedings
Refer to Note 13 – Legal and Regulatory Proceedings to the Consolidated Financial Statements for a discussion of our material legal proceedings. Except for those legal proceedings disclosed in Note 13 to the Consolidated Financial Statements, we believe that none of the legal proceedings to which we are subject meet the threshold for disclosure under this item.
ITEM 4
Mine Safety Disclosures

Not applicable.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II
ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 58 registered holders of record as of February 17, 2017. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. Our closing per-share stock price on February 17, 2017, was $89.00. Refer to Note 12 – Statutory Information to the Consolidated Financial Statements for information about restrictions on transfer of funds and assets of subsidiaries.
Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2015	$87.89	$69.87	$82.05	$0.43	6.2%	6.8%
June 30, 2015	83.03	70.21	75.84	0.43	(7.6)%	(7.0)%
September 30, 2015	82.57	73.90	80.54	0.43	6.2%	6.8%
December 31, 2015	87.61	78.41	82.23	0.43	2.1%	2.6%

March 31, 2016	$84.10	$73.26	$80.50	$0.52	(2.1)%	(1.5)%
June 30, 2016	86.79	73.92	80.66	0.52	0.2%	0.8%
September 30, 2016	86.74	76.37	82.63	0.52	2.4%	3.1%
December 31, 2016	90.50	73.80	87.90	0.52	6.4%	7.0%

For the twelve months ended
December 31, 2015	$87.89	$69.87	$82.23	$1.72	6.4%	8.7%
December 31, 2016	90.50	73.26	87.90	2.08	6.9%	9.4%

(a)	Calculated by dividing the change in share price during the period presented by the share price at the beginning of the period presented.

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
During the fiscal year ended December 31, 2016, all of our equity securities sold were registered under the Securities Act of 1933, as amended.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2016, by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2016 - October 31, 2016	3,100	$82.37	3,100	$35,896,371
November 1, 2016 - November 30, 2016	7,700	$81.57	7,700	$35,266,730
December 1, 2016 - December 31, 2016	4,363	$88.17	4,363	$34,880,451
Total	15,163	$83.63	15,163	$34,880,451

(a)	Average price paid per share excludes commissions.

(b)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program to December 31, 2016, from December 31, 2014. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017.

The following graph shows the comparison of cumulative total shareholder return on our common stock over the five years ended December 31, 2016. The return is measured by dividing (i) the sum of the cumulative amount of dividends, assuming dividend reinvestment, and the change in share price during the periods presented; by (ii) the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the NASDAQ OMX Global Total Return Index for NASDAQ US Benchmark and the NASDAQ OMX Global Total Return for Industrial Classification Benchmark (ICB): 8500 Insurance (Supersector).
Cumulative Total Return as of December 30, 2016
(Assumes a $100 investment at the close of trading on December 30, 2011)

	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016
IPCC	$100.00	$104.27	$130.94	$143.98	$156.56	$171.60
NASDAQ US	100.00	116.43	155.41	174.78	175.62	198.47
ICB: 8500 Insurance	100.00	118.33	167.61	190.34	188.94	227.55

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6
Selected Financial Data

($ in thousands, except per share data)	2016	2015	2014	2013	2012
Gross written premium	$1,401,414	$1,387,866	$1,360,870	$1,339,819	$1,254,929
Gross written premium growth	1.0%	2.0%	1.6%	6.8%	15.9%
Net written premium	1,392,459	1,373,287	1,347,604	1,329,892	1,247,198
Net earned premium	1,391,664	1,346,564	1,325,935	1,302,525	1,184,090
Total revenues	1,538,706	1,484,032	1,461,709	1,443,233	1,349,585
Loss & LAE ratio	78.8%	76.9%	75.5%	78.1%	79.6%
Underwriting ratio	17.9%	18.7%	19.6%	19.9%	21.1%
Combined ratio	96.7%	95.6%	95.1%	98.0%	100.7%
Net earnings	$43,085	$51,481	$57,201	$32,633	$24,319
Net earnings per diluted share	$3.88	$4.51	$4.95	$2.80	$2.04
Return on average common shareholders’ equity	6.2%	7.4%	8.4%	5.0%	3.7%
Cash and investments	$1,576,514	$1,538,536	$1,611,594	$1,582,238	$1,560,116
Total assets	2,402,601	2,385,135	2,382,998	2,315,263	2,301,413
Unpaid losses and LAE	685,455	669,965	668,177	646,577	572,894
Unearned premium	614,347	616,649	589,260	566,004	538,142
Long-term debt	273,591	273,383	273,186	272,998	272,820
Total liabilities	1,703,414	1,697,540	1,685,339	1,658,505	1,645,170
Total shareholders’ equity	699,187	687,595	697,659	656,758	656,242
Cash dividends per common share	$2.08	$1.72	$1.44	$1.20	$0.90
Common shares outstanding	11,044	11,151	11,483	11,504	11,605
Book value per common share	$63.31	$61.66	$60.75	$57.09	$56.55
Ratios:
Debt to total capital	28.2%	28.6%	28.3%	29.5%	29.5%
Debt to tangible capital	30.6%	31.0%	30.6%	32.1%	32.1%
Interest coverage	5.4	6.3	6.9	4.2	2.7

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7
Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Refer to Cautionary Statement Regarding Forward-Looking Statements on page 1.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Gross written premium grew 1.0% in 2016 compared with 2015 primarily from growth in Texas personal auto and countrywide Commercial Vehicle partially offset by declines in Florida as well as states where we are running off business. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the year ended December 31, 2016, were $43.1 million and $3.88, respectively, compared with $51.5 million and $4.51, respectively, for 2015. The decrease in net earnings and diluted earnings per share for the year ended December 31, 2016, was primarily due to a decrease in underwriting income as the result of an increase in the accident year combined ratio from 97.8% at December 31, 2015, to 98.4% at December 31, 2016, and a decrease in favorable development on prior accident year loss and LAE reserves.
Included in net earnings for the year ended December 31, 2016, was $15.6 million ($24.0 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in severity estimates in Florida bodily injury and personal injury protection coverages related to accident years 2015 and prior, partially offset by increases in severity estimates in California material damage and bodily injury coverages as well as bodily injury coverages in our commercial vehicle product, all related to accident year 2015. This compares with $18.8 million ($28.9 million pre-tax) of favorable development for 2015. The following table displays GAAP combined ratio results by accident year developed through December 31, 2016:

	Accident Year Combined Ratio Developed Through					Prior Accident Year (Favorable)/Unfavorable Development ($ in millions)
	Dec.	Mar.	Jun.	Sep.	Dec.	YTD	YTD
	2015	2016	2016	2016	2016	2016	2016
Accident year
Prior							$0.3
2007	92.1%	92.1%	92.1%	92.1%	92.1%	0.0%	0.2
2008	91.1%	91.1%	91.1%	91.1%	91.1%	(0.0)%	(0.2)
2009	92.4%	92.4%	92.4%	92.4%	92.4%	0.0%	0.3
2010	99.4%	99.3%	99.3%	99.3%	99.3%	(0.2)%	(1.4)
2011	100.2%	100.0%	100.0%	100.0%	99.8%	(0.3)%	(3.3)
2012	100.1%	99.9%	99.8%	99.8%	99.6%	(0.4)%	(5.3)
2013	95.5%	95.3%	95.1%	94.9%	94.8%	(0.7)%	(9.1)
2014	95.4%	95.0%	94.6%	94.3%	94.4%	(1.0)%	(13.1)
2015	97.8%	98.3%	98.0%	98.4%	98.3%	0.6%	7.7
							$(24.0)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income declined from $36.8 million in 2015 to $35.5 million in 2016 primarily due to a decline of $0.9 million in make whole proceeds and a decrease in book yield caused by continued low reinvestment yields.
Our book value per share increased 2.7% from $61.66 at December 31, 2015, to $63.31 at December 31, 2016. This increase was primarily due to net earnings partially offset by shareholder dividends and share repurchases.
Critical Accounting Policies
(Refer to Note 1- Significant Reporting and Accounting Policies to the Consolidated Financial Statements.)
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
Management's Discussion and Analysis of Financial Condition and Results of Operations

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
For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred losses and claim counts. Selections of development factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. Deviations from historical loss development patterns may occur due to changes in items such as claims settlement and payment practices, business mix, coverage limits and deductibles, inflation trends in auto repair and medical costs and legal and regulatory trends affecting claims settlements. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment.
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
We believe that our relatively low average policy limit and concentration on the nonstandard auto driver classification generally help stabilize fluctuations in frequency and severity. For example, approximately 90% of our policies include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.
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
As compared with loss and LAE reserves held at December 31, 2016, our best estimate of reserve ranges using indicated results from utilized estimates of loss and LAE could range from a deficiency of 8%, or $54.6 million, to a redundancy of 11%, or $71.4

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

million. These ranges do not present a forecast of future redundancy or deficiency since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2016 reserve tests. Reserves recorded are our best estimate of the ultimate amounts that will be paid.
As noted above, the highest degree of uncertainty is associated with reserves in the first 12 to 18 months. The following table displays the accident year combined ratios developed through December 31, 2016, for the four most recent accident years along with the potential combined ratios based on the low and high outcomes of the loss and LAE tests utilized:

	Combined Ratios Developed Through
	December 31, 2016
	Low	As Reported	High
Accident year
2013	94.4%	94.8%	95.2%
2014	93.6%	94.4%	94.8%
2015	96.9%	98.3%	99.3%
2016	96.2%	98.4%	100.3%
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
Calendar year losses incurred for ECOs, gross and net of reinsurance, over the past five calendar years have ranged from $1.1 million to $4.2 million, averaging $2.1 million per year. Losses for 2016, 2015 and 2014 have been $1.1 million, $2.4 million and $4.2 million, respectively.
We find it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident year
2007	71.9%	72.5%	71.0%	69.8%	69.5%	69.1%	69.0%	68.9%	68.9%	68.9%
2008		73.5%	71.9%	69.9%	69.6%	69.4%	69.2%	69.0%	69.0%	68.9%
2009			74.2%	71.0%	71.0%	70.7%	70.4%	70.4%	70.5%	70.5%
2010				75.1%	76.7%	76.8%	76.9%	76.5%	76.7%	76.6%
2011					74.9%	77.3%	77.6%	77.4%	77.5%	77.1%
2012						78.2%	78.7%	79.0%	79.0%	78.5%
2013							77.9%	77.0%	75.6%	75.0%
2014								76.9%	75.8%	74.8%
2015									79.1%	79.7%
2016										80.5%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the effect on each calendar year of reserve re-estimates, net of reinsurance, for each of the accident years presented. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.

	Calendar Year Impact of Reserve Development by Accident Year (Favorable) Unfavorable Reserve Development
($ in millions)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident year
Prior	$(13.5)	$(35.7)	$(34.9)	$(15.6)	$(4.3)	$(1.4)	$(0.4)	$(1.1)	$(0.0)	$0.3
2007		6.3	(15.6)	(12.3)	(2.8)	(3.9)	(1.5)	(0.7)	(0.2)	0.2
2008			(14.8)	(18.6)	(2.8)	(1.6)	(2.0)	(1.6)	(0.7)	(0.2)
2009				(27.5)	0.1	(2.6)	(3.0)	0.8	0.3	0.3
2010					14.3	1.1	0.5	(3.4)	1.8	(1.4)
2011						24.7	2.8	(2.0)	0.9	(3.3)
2012							6.4	2.5	0.1	(5.3)
2013								(11.9)	(17.1)	(9.1)
2014									(14.0)	(13.1)
2015										7.7
Total	$(13.5)	$(29.4)	$(65.4)	$(73.9)	$4.5	$16.2	$2.9	$(17.4)	$(28.9)	$(24.0)
The $24.0 million favorable reserve development during the twelve months ended December 31, 2016, was primarily due to decreases in severity estimates in Florida bodily injury and personal injury protection coverages related to accident years 2015 and prior, partially offset by increases in severity estimates in California material damage and bodily injury coverages as well as bodily injury coverages in our commercial vehicle product, all related to accident year 2015.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Accruals for Litigation
We continually evaluate potential liabilities and reserves for litigation using the criteria established by the Loss Contingency topic of the FASB Accounting Standards Codification. Under this guidance, we may only record reserves for loss if the likelihood of occurrence is probable and the amount is reasonably estimable. We consider each legal action and record reserves for losses in accordance with this guidance. We believe the current assumptions and other considerations used to estimate potential liability for litigation are appropriate. Certain claims and legal actions have been brought against us for which, under the rules described above, no loss has been accrued. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we do not expect them to have a material effect on our financial condition or liquidity. Refer to Note 13 – Legal and Regulatory Proceedings to the Consolidated Financial Statements for a discussion of our material legal proceedings.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2016, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.
The October 1, 2016, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2016.
Liquidity and Capital Resources
Ratios
The National Association of Insurance Commissioners’ (NAIC) model law for risk-based capital (RBC) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2016, the capital ratios of all our insurance subsidiaries exceeded the RBC requirements.
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

	2017	2016	2015
Maximum ordinary dividends available to Infinity	$59,343	$59,623	$68,143
Dividends paid from subsidiaries to parent	N/A	60,000	68,450
As of December 31, 2016, the holding company had $156.5 million of cash and investments. In 2017, our insurance subsidiaries may pay us up to $59.3 million in ordinary dividends without prior regulatory approval. Rating agency capital requirements, among other factors, will be considered when determining the actual amount of dividends paid in 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Our insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of approximately $114.0 million in 2016, $80.2 million in 2015 and $117.9 million in 2014.
At December 31, 2016, we had $275 million principal outstanding of 5.0% senior notes due September 2022 (the "5.0% Senior Notes"). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 4 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of December 31, 2016, there were no borrowings outstanding against it.
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
Uses of Funds
In February 2017 we increased our quarterly dividend to $0.58 per share from $0.52 per share. At this current amount, our 2017 annualized dividend payments will be approximately $25.6 million.
Our Board of Directors previously authorized a share and debt repurchase program. On November 4, 2014, our Board of Directors increased the authority to a total of $75 million and extended the date to execute the program from December 31, 2014, to December 31, 2016. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017. During 2016 we repurchased 131,829 shares at an average cost, excluding commissions, of $79.41 per share. As of December 31, 2016, we had $34.9 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Contractual Obligations
Our contractual obligations and those of our insurance subsidiaries as of December 31, 2016, were ($ in thousands):

Due in	Long-Term Debt & Interest	Operating Leases	Capital Leases	Loss and LAE Reserves (a)	Post-retirement Benefit Payments (b)	Total
2017	$13,750	$4,542	$722	$426,509	$295	$445,818
2018 - 2019	27,500	6,278	1,409	190,922	576	226,685
2020 - 2021	27,500	3,315	535	40,120	564	72,034
2022 and after	288,750	1,225	0	27,903	1,549	319,427
Total	$357,500	$15,360	$2,666	$685,455	$2,983	$1,063,964
________________

(a)
We base the payout pattern for reserves for losses and LAE upon historical payment patterns and they do not represent actual contractual obligations. The timing and amounts ultimately paid will vary from these estimates, as discussed above under Critical Accounting Policies and in Note 1 – Significant Reporting and Accounting Policies to the Consolidated Financial Statements.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Our consolidated investment portfolio at December 31, 2016, contained $1.4 billion in fixed maturity securities, $90.6 million in equity securities and $2.9 million of short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders' equity, on an after-tax basis. At December 31, 2016, we had pre-tax net unrealized losses of $2.5 million on fixed maturities and pre-tax net unrealized gains of $13.6 million on equity securities. Combined, the pre-tax net unrealized gain increased by $0.1 million for the twelve months ended December 31, 2016.
Approximately 91.3% of our fixed maturity portfolio at December 31, 2016, was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2016. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
Because we carry all of these securities at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of our fixed maturity portfolio was 3.3 years at December 31, 2016.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

 Summarized information for our investment portfolio at December 31, 2016, follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government	$62,808	$62,485	4.2%
State and municipal	477,834	476,331	32.1%
Mortgage- and asset-backed:
Residential mortgage-backed securities	343,095	340,367	22.9%
Commercial mortgage-backed securities	70,676	69,801	4.7%
Asset-backed securities (ABS):
Auto loans	25,636	25,671	1.7%
Equipment leases	7,589	7,610	0.5%
All other	4,337	4,327	0.3%
Total ABS	37,562	37,608	2.5%
Total mortgage- and asset-backed	451,333	447,776	30.2%
Corporates
Investment grade	286,496	286,983	19.3%
Non-investment grade	114,189	116,592	7.9%
Total corporates	400,685	403,575	27.2%
Total fixed maturities	1,392,660	1,390,167	93.7%
Equity securities	77,013	90,640	6.1%
Short-term investments	2,909	2,907	0.2%
Total investment portfolio	$1,472,582	$1,483,714	100.0%
The following table presents the returns, gross of investment expenses, of our investment portfolios based on quarterly investment balances as reflected in the financial statements, excluding equities invested in a rabbi trust:

	Twelve months ended December 31,
	2016	2015	2014
Return on fixed income securities:
Excluding realized gains and losses	2.6%	2.6%	2.5%
Including realized gains and losses	2.6%	2.7%	2.8%
Return on equity securities:
Excluding realized gains and losses	2.9%	2.8%	3.0%
Including realized gains and losses	6.6%	5.4%	4.7%
Return on all investments:
Excluding realized gains and losses	2.5%	2.5%	2.4%
Including realized gains and losses	2.7%	2.7%	2.7%
Receivable for Securities Sold
The $0.8 million balance in receivable for securities sold at December 31, 2016, represents fixed income securities sold in the normal course of business that had not settled prior to the end of the year.
Payable for Securities Purchased
The $13.9 million and $7.3 million balances in payable for securities purchased at December 31, 2016, and December 31, 2015, respectively, represent fixed income securities and treasury stock purchased in the normal course of business that had not settled prior to the end of their respective years.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

($ in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	—	50	100	200
Fair value of fixed maturity portfolio	$1,478,379	$1,436,286	$1,413,256	$1,390,167	$1,367,055	$1,343,920	$1,297,584
Fair value of long-term debt	307,900	292,887	285,703	278,726	271,949	265,366	252,757
The following table provides information about our fixed maturity investments at December 31, 2016, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns. The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented below.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the twelve months ending December 31,
2017	$79,752	$136,866	$216,618	2.2
2018	53,338	142,133	195,472	2.2
2019	43,277	186,020	229,297	2.1
2020	35,692	156,590	192,282	2.6
2021	27,851	115,370	143,221	2.7
Thereafter	194,136	155,010	349,145	2.8
Total	$434,046	$891,989	$1,326,035	2.4
Credit Risk
We manage credit risk by diversifying our portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one issuer, excluding the U.S. Government or

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

government-sponsored entities, is $16.2 million or 1.2% of the fixed income investment portfolio, and the top five investments make up 4.5% of the fixed income portfolio. All of the fixed maturities owned at December 31, 2016, were producing their stated rate of investment income.
We categorize securities by rating based upon available ratings issued by Moody's, Standard & Poor's or Fitch. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at December 31, 2016, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$62,485	$0	$0	$0	$0	$62,485	4.5%
State and municipal	132,058	259,117	81,297	0	3,860	476,331	34.3%
Mortgage- and asset-backed	426,893	16,468	1,314	3,101	0	447,776	32.2%
Corporates	0	31,942	135,233	119,808	116,592	403,575	29.0%
Total fair value	$621,436	$307,527	$217,844	$122,909	$120,452	$1,390,167	100.0%
% of total fair value	44.7%	22.1%	15.7%	8.8%	8.7%	100.0%
Equity Price Risk
Equity price risk is the potential economic loss from adverse changes in equity security prices. Our exposure to equity price risk is limited, as our equity investments comprise only 6.1% of our total investment portfolio. At December 31, 2016, the fair value of our equity portfolio was $90.6 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Underwriting
Premium
Our net earned premium was as follows ($ in thousands):

	Twelve months ended December 31,
	2016	2015	Change	% Change
Gross written premium:
Personal Auto	1,240,037	1,246,492	(6,455)	(0.5)%
Commercial Vehicle	145,272	126,036	19,237	15.3%
Classic Collector	16,105	15,339	766	5.0%
Total gross written premium	1,401,414	1,387,866	13,548	1.0%
Ceded reinsurance	(8,955)	(14,579)	5,624	(38.6)%
Net written premium	1,392,459	1,373,287	19,172	1.4%
Change in unearned premium	(795)	(26,723)	25,928	(97.0)%
Net earned premium	$1,391,664	$1,346,564	$45,100	3.3%

	Twelve months ended December 31,
	2015	2014	Change	% Change
Gross written premium:
Personal Auto	1,246,492	1,237,774	8,718	0.7%
Commercial Vehicle	126,036	108,640	17,395	16.0%
Classic Collector	15,339	14,456	883	6.1%
Total gross written premium	1,387,866	1,360,870	26,996	2.0%
Ceded reinsurance	(14,579)	(13,266)	(1,313)	9.9%
Net written premium	1,373,287	1,347,604	25,683	1.9%
Change in unearned premium	(26,723)	(21,669)	(5,054)	23.3%
Net earned premium	$1,346,564	$1,325,935	$20,629	1.6%
The following table summarizes our policies in force:

	At December 31,
	2016	2015	Change	% Change
Personal Auto	705,242	766,858	(61,616)	(8.0)%
Commercial Vehicle	52,340	48,955	3,385	6.9%
Classic Collector	41,473	41,178	295	0.7%
Total policies in force	799,055	856,991	(57,936)	(6.8)%

	At December 31,
	2015	2014	Change	% Change
Personal Auto	766,858	801,024	(34,166)	(4.3)%
Commercial Vehicle	48,955	44,772	4,183	9.3%
Classic Collector	41,178	40,825	353	0.9%
Total policies in force	856,991	886,621	(29,630)	(3.3)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

2016 compared to 2015
It is our policy to close the books on the last Friday of the month, which resulted in 2016 being a 53-week year. Excluding the impact of this extra week, gross written premium would have decreased 0.3% for the year.
We implemented rate revisions in various states with an overall rate increase of 8.6% during 2016. Policies in force at December 31, 2016, decreased 6.8% compared with the same period of 2015.
The decrease in Personal Auto gross written premium was primarily due to a decline in Florida in response to rate increases totaling 12.8% implemented throughout the year as well as lower premium in states where we are running off business. This decrease was partially offset by growth in Texas, which grew 63.2% compared with the prior year.
The gross written premium growth in our Commercial Vehicle product was primarily due to renewal business growth and higher average premiums in California and Texas.
2015 compared to 2014
We implemented rate revisions in various states with an overall rate increase of 5.4% during 2015. Gross written premium grew despite the decline in policies in force primarily due to an increase in average premiums per policy.
The increase in Personal Auto gross written premium was primarily due to growth in California, which grew 9.4%, compared with the prior year. California's premium growth, most of which occurred during the first half of 2015, was primarily due to an increase in both new and renewal business as a result of an improving economy and higher average written premiums. The growth in California was partially offset by declining gross written premium in Georgia, Nevada and Pennsylvania as we discontinued writing new business effective January 1, 2015.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables present statutory and GAAP combined ratios:

	Twelve months ended December 31,
	2016			2015			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	78.9%	16.0%	94.9%	76.7%	16.8%	93.6%	2.2%	(0.9)%	1.3%
Commercial Vehicle	81.6%	16.9%	98.5%	85.0%	16.2%	101.3%	(3.5)%	0.7%	(2.8)%
Classic Collector	62.1%	32.8%	94.9%	52.1%	29.0%	81.1%	10.0%	3.8%	13.8%
Total statutory ratios	79.0%	16.3%	95.3%	77.1%	16.9%	94.0%	1.9%	(0.7)%	1.2%
Total statutory ratios excluding development	80.7%	16.3%	97.0%	79.2%	16.9%	96.2%	1.5%	(0.7)%	0.8%
GAAP ratios	78.8%	17.9%	96.7%	76.9%	18.7%	95.6%	1.9%	(0.8)%	1.1%
GAAP ratios excluding development	80.5%	17.9%	98.4%	79.1%	18.7%	97.8%	1.4%	(0.8)%	0.7%

	Twelve months ended December 31,
	2015			2014			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	76.7%	16.8%	93.6%	76.8%	17.8%	94.5%	(0.1)%	(0.9)%	(1.0)%
Commercial Vehicle	85.0%	16.2%	101.3%	63.7%	17.4%	81.1%	21.3%	(1.2)%	20.2%
Classic Collector	52.1%	29.0%	81.1%	62.7%	32.5%	95.2%	(10.6)%	(3.5)%	(14.0)%
Total statutory ratios	77.1%	16.9%	94.0%	75.7%	17.9%	93.6%	1.4%	(1.0)%	0.5%
Total statutory ratios excluding development	79.2%	16.9%	96.2%	77.0%	17.9%	94.9%	2.3%	(1.0)%	1.3%
GAAP ratios	76.9%	18.7%	95.6%	75.5%	19.6%	95.1%	1.4%	(0.9)%	0.5%
GAAP ratios excluding development	79.1%	18.7%	97.8%	76.9%	19.6%	96.4%	2.2%	(0.9)%	1.3%
2016 compared to 2015
The statutory combined ratio for the twelve months ended December 31, 2016, increased by 1.2 points from the same period of 2015. The twelve months ended December 31, 2016, included $24.0 million of favorable development on prior year loss and LAE reserves compared with $28.9 million of favorable development on prior year loss and LAE reserves in 2015. Excluding the effect of development from both periods, the statutory combined ratio increased by 0.8 point for the twelve months ended December 31, 2016, compared with 2015.
The GAAP combined ratio for the twelve months ended December 31, 2016, increased by 1.1 points compared with the same period of 2015. Excluding the effect of development from both periods, the GAAP combined ratio increased by 0.7 point for the twelve months ended December 31, 2016, compared with 2015.
Losses from catastrophes totaled $6.9 million during 2016, compared with $1.8 million in 2015.
The 1.3 points increase in the Personal Auto combined ratio for the twelve months ended December 31, 2016, was primarily due to a deterioration in the California calendar year loss and LAE ratio as a result of increases in severity estimates in the material damage and bodily injury coverages from accident year 2015.
The 2.8 points decline in the Commercial Vehicle product combined ratio during the twelve months ended December 31, 2016, was due to an improvement in the current accident year loss and LAE ratio primarily due to an increase in average earned premium.
2015 compared to 2014
The statutory combined ratio for the twelve months ended December 31, 2015, increased by 0.5 point from the same period of 2014. The twelve months ended December 31, 2015, included $28.9 million of favorable development on prior year loss and LAE reserves compared with $17.4 million of favorable development on prior year loss and LAE reserves in 2014. Excluding the effect

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

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
The 1.0 point decline in the Personal Auto combined ratio for the twelve months ended December 31, 2015, was primarily due to an increase in net written premium, resulting in a reduction of the underwriting ratio.
The 20.2 points increase in the Commercial Vehicle product combined ratio during the twelve months ended December 31, 2015, was primarily due to increases in both frequency and severity, resulting in higher new business loss ratios in 2015, particularly in Florida, as well as favorable development on loss and LAE reserves recognized in the twelve months ended December 31, 2014.
Installment and Other Fee Income

	Twelve months ended December 31,
($ in thousands)	2016	2015	2014
Installment and other fee income	$107,361	$96,753	$95,242
The increase in installment and other fee income charged to policyholders during 2016 was primarily related to an increase in processing fees.
Net Investment Income
Investment income primarily includes gross investment revenue net of investment management fees and any changes reflect fluctuations in market rates and average invested assets as shown in the following table ($ in thousands):

	Twelve months ended December 31,
	2016	2015	2014
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$35,528	$36,871	$35,596
Dividends on equity securities	2,231	2,194	2,245
Gross investment income	37,759	39,065	37,841
Investment expenses	(2,222)	(2,265)	(2,211)
Net investment income	$35,537	$36,800	$35,629
Average investment balance, at cost	$1,510,122	$1,555,808	$1,563,028
Annualized returns excluding realized gains and losses	2.4%	2.4%	2.3%
Annualized returns including realized gains and losses	2.6%	2.5%	2.6%
Pre-tax net investment income declined from $36.8 million in 2015 to $35.5 million in 2016 primarily due to a decline of $0.9 million in make whole proceeds and a decrease in book yield caused by continued low reinvestment yields.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains on Investments
We recorded net realized gains on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

Twelve months ended December 31, 2016	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains (Losses) on Investments
Fixed maturities	$671	$(375)	$296
Equity securities	2,851	0	2,851
Short-term investments	(3)	0	(3)
Total	$3,519	$(375)	$3,145
Twelve months ended December 31, 2015
Fixed maturities	$2,064	$(1,294)	$770
Equity securities	2,039	0	2,039
Short-term investments	0	0	0
Total	$4,102	$(1,294)	$2,809
Twelve months ended December 31, 2014
Fixed maturities	$3,137	$(160)	$2,976
Equity securities	1,303	0	1,303
Short-term investments	5	0	5
Total	$4,444	$(160)	$4,284
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
Other Income

	Twelve months ended December 31,
($ in thousands)	2016	2015	2014
Other income	$1,000	$1,106	$619
Other income was primarily comprised of commission from the sales of third party insurance policies and items of a non-recurring nature. Other income for the year ended December 31, 2015, increased $0.5 million primarily as a result of a growth in the sales of these policies.
Interest Expense

	Twelve months ended December 31,
($ in thousands)	2016	2015	2014
5.0% Senior Notes	$13,750	$13,750	$13,750
Amortization of debt issuance costs	208	197	188
Capital leases	80	81	51
Total	$14,037	$14,029	$13,989
At December 31, 2016, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 4 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate General and Administrative Expenses

	Twelve months ended December 31,
($ in thousands)	2016	2015	2014
Corporate general and administrative expenses	$7,899	$7,655	$7,514
Corporate general and administrative expenses are comprised of expenses of the holding company, including board of directors' fees, directors and officers insurance and a portion of the salaries and benefits of senior executives.
Other Expenses

	Twelve months ended December 31,
($ in thousands)	2016	2015	2014
Loss on disposal of assets	$568	$265	$15
Corporate litigation expense	318	299	238
Lease related expenses	17	979	275
Loss on impairment of property	0	909	0
Other	833	844	354
Total	$1,736	$3,296	$882
Other expenses for the twelve months ended December 31, 2016, decreased primarily due to losses in 2015 on subleases related to the closure of offices in Georgia, Nevada and Pennsylvania as well as a partial lease buyout on our existing corporate headquarters. In addition, we incurred an impairment to bring the book values of two properties down to the appraised value after the demolition of buildings that were on the premises at the time of purchase.
Income Taxes
The following table reconciles our U.S. statutory rate and effective tax rate for the periods ended December 31, 2016, 2015 and 2014:

	Twelve months ended December 31,
	2016	2015	2014
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends-received deduction	(0.7)%	(0.6)%	(0.6)%
Tax-exempt interest	(4.0)%	(3.6)%	(3.3)%
Other	0.4%	0.4%	0.1%
Effective tax rate	30.7%	31.2%	31.2%
The GAAP effective tax rate has decreased in 2016 primarily as a result of a more significant impact from tax-exempt interest and the dividends-received deduction due to lower pre-tax income. Refer to Note 5 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.
ITEM 7A
Quantitative and Qualitative Disclosures about Market Risk
The information required by Item 7A is included under the caption Exposure to Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 8
Financial Statements and Supplementary Data
ITEM 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in the 2013 edition of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included herein.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
Infinity Property and Casualty Corporation and Subsidiaries

We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infinity Property and Casualty Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Infinity Property and Casualty Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016, and 2015, and the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2016, of Infinity Property and Casualty Corporation and subsidiaries and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 28, 2017

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9B
Other Information
On February 22, 2017, our Board of Directors voted to amend and restate the Company’s regulations to replace the Company’s plurality voting standard with a majority voting standard in “uncontested elections,” meaning any election of directors at a meeting of the shareholders in which the number of nominees does not exceed the number of directors to be elected and in which cumulative voting is not in effect. Under this newly implemented standard, any director who does not receive in excess of fifty percent (50%) “for” votes for his or her election among the votes cast, excluding “abstentions” and “broker non-votes,” shall tender his or her resignation to the Board. Within ninety (90) days following certification of the voting results, the Board shall decide whether to accept or reject such resignation and publicly disclose its decision to accept or reject, including the rationale therefor, such resignation. A director tendering his or her resignation shall not participate in the Board’s decision of whether to accept or reject such resignation. The foregoing description of the change to the Company’s regulations does not purport to be complete and is qualified by reference to the full text of the Amended and Restated Regulations, attached as Exhibit 3.2 to this Form 10-K.
PART III
ITEM 10
Directors, Executive Officers and Corporate Governance
We make available free of charge within the Investor Relations section of our website at www.infinityauto.com, our Corporate Governance Guidelines, the Charter of each standing committee of the Board of Directors, and the Code of Ethics adopted by the Board and applicable to all of our directors, officers and employees. Requests for copies may be directed to our Corporate Secretary at Infinity Property and Casualty Corporation, 2201 4th Avenue North, Birmingham, Alabama 35203. We intend to disclose any amendments to the Code of Ethics, and any waiver from a provision of the Code of Ethics granted to our principal executive officer or principal financial officer, on our website following such amendment or waiver. We may disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017.
ITEM 11
Executive Compensation
Incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017.
ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017.
ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017.
ITEM 14
Principal Accountant Fees and Services
Incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Infinity Property and Casualty Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries as of December 31, 2016, and 2015, and the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Property and Casualty Corporation and subsidiaries at December 31, 2016, and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Property and Casualty Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 28, 2017

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Twelve months ended December 31,
	2016	2015	% Change	2014	% Change
Revenues:
Earned premium	$1,391,664	$1,346,564	3.3%	$1,325,935	1.6%
Installment and other fee income	107,361	96,753	11.0%	95,242	1.6%
Net investment income	35,537	36,800	(3.4)%	35,629	3.3%
Net realized gains on investments(1)	3,145	2,809	12.0%	4,284	(34.4)%
Other income	1,000	1,106	(9.6)%	619	78.8%
Total revenues	1,538,706	1,484,032	3.7%	1,461,709	1.5%
Costs and Expenses:
Losses and loss adjustment expenses	1,096,755	1,036,001	5.9%	1,001,628	3.4%
Commissions and other underwriting expenses	356,148	348,219	2.3%	354,559	(1.8)%
Interest expense	14,037	14,029	0.1%	13,989	0.3%
Corporate general and administrative expenses	7,899	7,655	3.2%	7,514	1.9%
Other expenses	1,736	3,296	(47.3)%	882	273.8%
Total costs and expenses	1,476,575	1,409,200	4.8%	1,378,572	2.2%
Earnings before income taxes	62,132	74,832	(17.0)%	83,138	(10.0)%
Provision for income taxes	19,047	23,351	(18.4)%	25,936	(10.0)%
Net Earnings	$43,085	$51,481	(16.3)%	$57,201	(10.0)%
Net Earnings per Common Share:
Basic	$3.91	$4.54	(13.9)%	$5.00	(9.2)%
Diluted	3.88	4.51	(14.0)%	4.95	(8.9)%
Average Number of Common Shares:
Basic	11,018	11,334	(2.8)%	11,440	(0.9)%
Diluted	11,101	11,417	(2.8)%	11,562	(1.3)%
Cash Dividends per Common Share	$2.08	$1.72	20.9%	$1.44	19.4%
(1) Net realized gains on sales	$3,519	$4,102	(14.2)%	$4,444	(7.7)%
Total other-than-temporary impairment (OTTI) losses	(375)	(1,294)	(71.1)%	(1,023)	26.5%
Non-credit portion in other comprehensive income	0	0	0.0%	888	NM
OTTI losses reclassified from other comprehensive income	0	0	0.0%	(25)	NM
Net impairment losses recognized in earnings	(375)	(1,294)	(71.1)%	(160)	NM
Total net realized gains on investments	$3,145	$2,809	12.0%	$4,284	(34.4)%
NM = Not Meaningful
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Twelve months ended December 31,
	2016	2015	2014
Net earnings	$43,085	$51,481	$57,201
Other comprehensive income before tax:
Net change in post-retirement benefit liability	88	771	235
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	3,205	(22,091)	14,618
Less: Reclassification adjustments for gains included in net earnings	(3,145)	(2,809)	(4,284)
Unrealized gains (losses) on investments, net	61	(24,900)	10,334
Other comprehensive income (loss), before tax	149	(24,129)	10,569
Income tax (expense) benefit related to components of other comprehensive income	(52)	8,445	(3,699)
Other comprehensive income (loss), net of tax	97	(15,684)	6,870
Comprehensive income	$43,182	$35,797	$64,071
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,392,660 and $1,381,510)	$1,390,167	$1,381,467
Equity securities – at fair value (cost $77,013 and $78,815)	90,640	89,935
Short-term investments – at fair value (amortized cost $2,909 and $4,656)	2,907	4,651
Total investments	1,483,714	1,476,053
Cash and cash equivalents	92,800	62,483
Accrued investment income	12,485	12,245
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $14,207 and $15,385	495,157	511,543
Property and equipment, net of accumulated depreciation of $70,559 and $72,892	96,166	89,707
Prepaid reinsurance premium	3,410	5,385
Recoverables from reinsurers (includes $121 and $362 on paid losses and LAE)	17,251	15,056
Deferred policy acquisition costs	91,136	93,157
Current and deferred income taxes	21,635	33,926
Receivable for securities sold	795	0
Other assets	12,777	10,306
Goodwill	75,275	75,275
Total assets	$2,402,601	$2,385,135
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$685,455	$669,965
Unearned premium	614,347	616,649
Long-term debt (fair value $278,726 and $281,581)	273,591	273,383
Commissions payable	16,176	17,406
Payable for securities purchased	13,922	7,264
Other liabilities	99,924	112,873
Total liabilities	1,703,414	1,697,540
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,809,954 and 21,774,520 shares issued)	$21,829	$21,794
Additional paid-in capital	378,745	376,025
Retained earnings	777,695	757,604
Accumulated other comprehensive income, net of tax	7,907	7,811
Treasury stock, at cost (10,766,211 and 10,623,138 shares)	(486,990)	(475,638)
Total shareholders’ equity	699,187	687,595
Total liabilities and shareholders’ equity	$2,402,601	$2,385,135
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at January 1, 2014	$21,684	$368,902	$685,011	$16,624	$(435,463)	$656,758
Net earnings	—	—	57,201	—	—	57,201
Net change in post-retirement benefit liability	—	—	—	153	—	153
Change in unrealized gain on investments	—	—	—	6,810	—	6,810
Change in non-credit component of impairment losses on fixed maturities	—	—	—	(93)	—	(93)
Comprehensive income						64,071
Dividends paid to common shareholders	—	—	(16,562)	—	—	(16,562)
Shares issued and share-based compensation expense, including tax benefit	61	3,466	—	—	—	3,527
Acquisition of treasury stock	—	—	—	—	(10,136)	(10,136)
Balance at December 31, 2014	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	51,481	—	—	51,481
Net change in post-retirement benefit liability	—	—	—	501	—	501
Change in unrealized gain on investments	—	—	—	(16,795)	—	(16,795)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	610	—	610
Comprehensive income						35,797
Dividends paid to common shareholders	—	—	(19,528)	—	—	(19,528)
Shares issued and share-based compensation expense, including tax benefit	49	3,658	—	—	—	3,706
Acquisition of treasury stock	—	—	—	—	(30,040)	(30,040)
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	43,085	—	—	43,085
Net change in post-retirement benefit liability	—	—	—	57	—	57
Change in unrealized gain on investments	—	—	—	(238)	—	(238)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	277	—	277
Comprehensive income						43,182
Dividends paid to common shareholders	—	—	(22,993)	—	—	(22,993)
Shares issued and share-based compensation expense, including tax benefit	35	2,720	—	—	—	2,755
Acquisition of treasury stock	—	—	—	—	(11,352)	(11,352)
Balance at December 31, 2016	$21,829	$378,745	$777,695	$7,907	$(486,990)	$699,187
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Twelve months ended December 31,
	2016	2015	2014
Operating Activities:
Net earnings	$43,085	$51,481	$57,201
Adjustments:
Depreciation	14,642	12,299	10,803
Amortization	20,401	22,411	22,140
Net realized gains on investments	(3,145)	(2,809)	(4,284)
Loss (gain) on disposal of property and equipment	566	1,174	(16)
Share-based compensation expense	2,342	3,149	2,634
Excess tax benefits from share-based payment arrangements	(157)	(298)	(108)
Activity related to rabbi trust	77	(49)	48
Change in accrued investment income	(240)	732	(205)
Change in agents’ balances and premium receivable	16,385	(27,904)	(32,299)
Change in reinsurance receivables	(220)	(1,101)	(1,699)
Change in deferred policy acquisition costs	2,021	(2,728)	(2,170)
Change in other assets	9,954	(5,902)	4,063
Change in unpaid losses and loss adjustment expenses	15,490	1,787	21,600
Change in unearned premium	(2,301)	27,389	23,256
Change in other liabilities	(13,678)	(7,122)	5,056
Net cash provided by operating activities	105,223	72,507	106,020
Investing Activities:
Purchases of fixed maturities	(479,050)	(523,502)	(516,522)
Purchases of equity securities	(7,591)	(7,000)	(6,600)
Purchases of short-term investments	(9,882)	(8,413)	(7,920)
Purchases of property and equipment	(21,668)	(47,300)	(18,641)
Maturities and redemptions of fixed maturities	163,755	198,050	167,011
Maturities and redemptions of short-term investments	2,270	1,285	2,800
Proceeds from sale of fixed maturities	290,866	329,688	238,893
Proceeds from sale of equity securities	12,185	8,489	4,999
Proceeds from sale of short-term investments	9,258	3,086	6,864
Proceeds from sale of property and equipment	2	0	34
Net cash used in investing activities	(39,855)	(45,617)	(129,082)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	256	259	784
Excess tax benefits from share-based payment arrangements	157	298	108
Principal payments under capital lease obligations	(517)	(497)	(840)
Acquisition of treasury stock	(11,953)	(29,481)	(10,100)
Dividends paid to shareholders	(22,993)	(19,528)	(16,562)
Net cash used in financing activities	(35,051)	(48,948)	(26,609)
Net increase (decrease) in cash and cash equivalents	30,317	(22,058)	(49,670)
Cash and cash equivalents at beginning of period	62,483	84,541	134,211
Cash and cash equivalents at end of period	$92,800	$62,483	$84,541
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
INDEX TO NOTES

1	Significant Reporting and Accounting Policies	10	Insurance Reserves
2	Fair Value	11	Reinsurance
3	Investments	12	Statutory Information
4	Long-Term Debt	13	Legal and Regulatory Proceedings
5	Income Taxes	14	Commitments and Contingencies
6	Computation of Net Earnings per Share	15	Additional Information
7	Share-Based Compensation	16	Accumulated Other Comprehensive Income
8	Benefit Plans	17	Segment Information
9	Quarterly Operating Results (Unaudited)
Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We currently write personal automobile insurance with a concentration on nonstandard automobile insurance, commercial vehicle insurance and classic collector automobile insurance. Personal auto insurance accounts for 89% of our total gross written premium and we primarily write it in four states. We wrote approximately 55% of our personal auto gross written premium in the state of California during 2016.
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
We have evaluated events that occurred after December 31, 2016, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Investments
We consider all fixed maturity securities “available for sale” and report them at fair value with net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of accumulated other comprehensive income within shareholders' equity. We base the fair values of investments on prices quoted in the most active market for each security. If quoted prices are not available, we estimate fair value based on the fair value of comparable securities, discounted cash flow models or similar methods. We treat premium and discounts on mortgage-backed securities (MBS) and asset-backed securities (ABS) as a yield adjustment over the estimated life of the securities, adjusted for anticipated prepayments, using the interest method. We base prepayment assumptions on data from widely accepted third party data sources or internal estimates. We review the amortized cost and effective yield of the security periodically and adjust it to reflect actual prepayments and changes in expectations. For high credit quality MBS and ABS (those rated AA or above at the time of purchase), the adjustments to amortized cost are recorded

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

as a charge or credit to net investment income in accordance with the retrospective method. For MBS and ABS rated below AA, we adjust the yield prospectively for any changes in estimated cash flows.
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
Securities having a fair value of approximately $19.8 million at December 31, 2016, were on deposit as required by regulatory authorities.
Cash and Cash Equivalents
We consider liquid investments having original maturities of three months or less when purchased to be cash equivalents for purposes of the financial statements.
Reinsurance
Our insurance subsidiaries cede insurance to other companies. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, our insurance subsidiaries would remain liable. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policies. Our insurance subsidiaries report as assets (i) the estimated reinsurance recoverable on unpaid losses; and (ii) amounts paid to reinsurers applicable to the unexpired terms of policies in force.
Advertising
Advertising costs are charged to expense as incurred. Total advertising costs were $9.7 million, $9.1 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Deferred Policy Acquisition Costs (DPAC)
Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the successful production of premium writings are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, we evaluate the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2016, 2015 and 2014 was $207.1 million, $203.7 million and $204.7 million, respectively.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification (FASC), we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2016, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.
The October 1, 2016, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2016.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unpaid Losses and Loss Adjustment Expenses (LAE)
The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (i) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (ii) estimates received from ceding reinsurers and insurance pools and associations; (iii) estimates of unreported losses based on past experience; (iv) estimates based on experience of expenses for investigating and adjusting claims; and (v) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. We have not reduced liabilities for unpaid losses and LAE for reinsurance recoverables; such recoverables are recorded separately as assets. Changes in estimates of the liabilities for losses and LAE are reflected in the Consolidated Statements of Earnings in the period in which determined. In spite of the variability inherent in such estimates, we believe that the liabilities for unpaid losses and LAE are adequate.
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
Property and Equipment
We report property and equipment balances at cost less accumulated depreciation. Property and equipment, which consists of land, buildings, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, consisted of the following balances as of December 31, 2016 ($ in millions):

	Gross Asset	Accumulated Depreciation	Net Asset
Real estate related	$69.5	$(7.2)	$62.3
Computer equipment & software	82.9	(55.6)	27.3
Furniture & fixtures	14.3	(7.8)	6.6
Total	$166.7	$(70.6)	$96.2
We recognized $2.1 million, net of accumulated depreciation of $1.6 million, of equipment held under capital leases in other assets on the Consolidated Balance Sheets with the related lease obligations recorded in other liabilities. We compute depreciation over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and we allocate the related expenses, including amortization of assets recorded under capital leases, to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: "Losses and loss adjustment expenses," "Commissions and other underwriting expenses," "Corporate general and administrative expenses" or "Other expenses."

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Standards
In May 2015 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to the disclosure for short-duration contracts. The guidance requires additional disclosures related to the liability for unpaid claims and claim adjustment expenses in an effort to increase transparency and comparability. We adopted this standard retrospectively as of January 1, 2016. See Note 10 – Insurance Reserves to the Consolidated Financial Statements for these required disclosures.
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
In August 2014, the FASB issued an ASU related to an entity's ability to continue as a going concern. The guidance requires management to perform an assessment of an entity's ability to continue as a going concern within one year after the date that the financial statements are issued as well as disclose going concern uncertainties in the financial statements. We adopted this standard as of December 31, 2016.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of December 31, 2016, we have $8.9 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance. In August 2015 the FASB issued an ASU to defer the effective date from fiscal years beginning after December 15, 2016, to fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations. As an insurance-entity, we are largely exempt from the provisions of this standard, with only fee income totaling $107.4 million for the year ending December 31, 2016, subject to this new standard.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
December 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$92,800	$0	$0	$92,800
Fixed maturity securities:
U.S. government	62,480	5	0	62,485
State and municipal	0	472,471	3,860	476,331
Mortgage-backed securities:
Residential	0	340,367	0	340,367
Commercial	0	69,801	0	69,801
Total mortgage-backed securities	0	410,169	0	410,169
Asset-backed securities	0	37,196	412	37,608
Corporates	0	402,909	666	403,575
Total fixed maturities	62,480	1,322,749	4,938	1,390,167
Equity securities	90,640	0	0	90,640
Short-term investments	769	2,139	0	2,907
Total cash and investments	$246,689	$1,324,888	$4,938	$1,576,514
Percentage of total cash and investments	15.6%	84.0%	0.3%	100.0%

December 31, 2015
Cash and cash equivalents	$62,483	$0	$0	$62,483
Fixed maturity securities:
U.S. government	64,638	32	0	64,669
State and municipal	0	479,656	10	479,666
Mortgage-backed securities:
Residential	0	334,784	0	334,784
Commercial	0	70,224	0	70,224
Total mortgage-backed securities	0	405,008	0	405,008
Asset-backed securities	0	54,018	0	54,018
Corporates	0	376,582	1,524	378,105
Total fixed maturities	64,638	1,315,295	1,534	1,381,467
Equity securities	89,935	0	0	89,935
Short-term investments	0	4,651	0	4,651
Total cash and investments	$217,056	$1,319,946	$1,534	$1,538,536
Percentage of total cash and investments	14.1%	85.8%	0.1%	100.0%
We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $278.7 million and $281.6 million fair value of our long-term debt at December 31, 2016, and December 31, 2015, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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
The following tables present the progression in the Level 3 fair value category ($ in thousands):

Twelve months ended December 31, 2016	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$10	$1,524	$0	$1,534
Total (lossses) gains, unrealized or realized
Included in net earnings	(25)	12	0	(13)
Included in other comprehensive income	(10)	(60)	3	(67)
Purchases	0	0	620	620
Settlements	(10)	(810)	(209)	(1,029)
Transfers in	3,894	0	1,338	5,232
Transfers out	0	0	(1,339)	(1,339)
Balance at end of period	$3,860	$666	$412	$4,938

Twelve months ended December 31, 2015
Balance at beginning of period	$0	$3,134	$150	$3,285
Total (losses) gains, unrealized or realized
Included in net earnings	(0)	(71)	0	(72)
Included in other comprehensive income	0	(80)	0	(80)
Purchases	0	0	0	0
Settlements	0	(1,112)	(150)	(1,263)
Transfers in	10	0	0	10
Transfers out	0	(347)	0	(347)
Balance at end of period	$10	$1,524	$0	$1,534
Of the $4.9 million fair value of securities in Level 3 at December 31, 2016, which consisted of seven securities, we priced three based on non-binding broker quotes, one price was provided by our unaffiliated money manager and three securities, which were included in Level 3 because they were not rated by a NRSRO, were priced by a nationally recognized pricing service.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

One security was transferred from Level 2 into Level 3 during the first quarter of 2016 because a price could not be determined using observable market inputs. However, during the third quarter of 2016, a price was obtained using observable market inputs and the security was transferred back into Level 2. Three securities during 2016 were transferred from Level 2 into Level 3 because they were no longer rated by a NRSRO. There were no transfers of securities between Levels 1 and 2 during 2016. During 2015 one security was transferred from Level 2 into Level 3 because it was no longer rated by a NRSRO, and one security was transferred from Level 3 into Level 2 because its fair value was determinable using observable market inputs. There were no transfers of securities between Levels 1 and 2 during 2015.
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
The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$92,800	$92,800	$62,483	$62,483
Available-for-sale securities:
Fixed maturities	1,390,167	1,390,167	1,381,467	1,381,467
Equity securities	90,640	90,640	89,935	89,935
Short-term investments	2,907	2,907	4,651	4,651
Total cash and investments	$1,576,514	$1,576,514	$1,538,536	$1,538,536
Liabilities:
Long-term debt	$273,591	$278,726	$273,383	$281,581
Refer to Note 3 – Investments to the Consolidated Financial Statements for additional information on investments and Note 4 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 3 Investments
We consider all fixed maturity securities “available for sale” and report them at fair value with net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of accumulated other comprehensive income within shareholders' equity. The proceeds from sales of securities for the twelve months ended December 31, 2016, were $312.3 million, and are net of $0.8 million of receivable for securities sold during 2016 that had not settled at December 31, 2016. The proceeds from sales of securities for the twelve months ended December 31, 2015, were $341.3 million. The proceeds from sales of securities for the twelve months ended December 31, 2014, were $250.8 million and are net of $4.5 million of receivable for securities sold during 2014 that had not settled at December 31, 2014.
Gross gains of $6.2 million, $7.2 million and $5.1 million were realized on sales of available for sale securities during the years ended 2016, 2015 and 2014, respectively. Gross losses of $2.7 million, $3.2 million and $0.7 million were realized on sales of available for sale securities during the years ended 2016, 2015 and 2014, respectively. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

December 31, 2016	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$62,808	$55	$(377)	$62,485	$0
State and municipal	477,834	2,313	(3,816)	476,331	(51)
Mortgage-backed securities:
Residential	343,095	2,306	(5,034)	340,367	(1,967)
Commercial	70,676	63	(939)	69,801	0
Total mortgage-backed securities	413,772	2,369	(5,972)	410,169	(1,967)
Asset-backed securities	37,562	93	(47)	37,608	(8)
Corporates	400,685	4,389	(1,499)	403,575	(41)
Total fixed maturities	1,392,660	9,219	(11,711)	1,390,167	(2,068)
Equity securities	77,013	13,627	0	90,640	0
Short-term investments	2,909	0	(2)	2,907	0
Total	$1,472,582	$22,846	$(11,713)	$1,483,714	$(2,068)

December 31, 2015
Fixed maturities:
U.S. government	$64,849	$103	$(282)	$64,669	$0
State and municipal	472,402	7,393	(129)	479,666	(51)
Mortgage-backed securities:
Residential	333,554	3,678	(2,448)	334,784	(2,374)
Commercial	71,137	16	(929)	70,224	0
Total mortgage-backed securities	404,691	3,694	(3,377)	405,008	(2,374)
Asset-backed securities	54,106	50	(138)	54,018	(8)
Corporates	385,462	1,281	(8,638)	378,105	(61)
Total fixed maturities	1,381,510	12,521	(12,564)	1,381,467	(2,495)
Equity securities	78,815	11,120	0	89,935	0
Short-term investments	4,656	0	(4)	4,651	0
Total	$1,464,981	$23,640	$(12,568)	$1,476,053	$(2,495)
(1) The total non-credit portion of OTTI recognized in Accumulated OCI reflecting the original non-credit loss at the time the credit impairment was determined.

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
December 31, 2016	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	31	$47,640	$(377)	0.8%	0	$0	$0	0.0%
State and municipal	146	303,428	(3,816)	1.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	381	225,117	(4,559)	2.0%	40	11,891	(474)	3.8%
Commercial	14	38,002	(788)	2.0%	7	26,537	(150)	0.6%
Total mortgage-backed securities	395	263,119	(5,347)	2.0%	47	38,428	(625)	1.6%
Asset-backed securities	9	7,836	(46)	0.6%	1	519	(1)	0.1%
Corporate	98	145,089	(1,272)	0.9%	7	7,745	(227)	2.8%
Total fixed maturities	679	767,112	(10,859)	1.4%	55	46,693	(852)	1.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	3	2,907	(2)	0.1%	0	0	0	0.0%
Total	682	$770,019	$(10,861)	1.4%	55	$46,693	$(852)	1.8%

December 31, 2015
Fixed maturities:
U.S. government	18	$36,024	$(241)	0.7%	4	$4,687	$(41)	0.9%
State and municipal	27	54,680	(129)	0.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	205	133,814	(1,436)	1.1%	64	39,001	(1,012)	2.5%
Commercial	9	28,733	(349)	1.2%	10	34,169	(580)	1.7%
Total mortgage-backed securities	214	162,547	(1,785)	1.1%	74	73,170	(1,592)	2.1%
Asset-backed securities	36	35,313	(132)	0.4%	2	1,153	(7)	0.6%
Corporate	172	239,440	(7,149)	2.9%	12	14,373	(1,488)	9.4%
Total fixed maturities	467	528,003	(9,436)	1.8%	92	93,384	(3,128)	3.2%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	2	4,651	(4)	0.1%	0	0	0	0.0%
Total	469	$532,654	$(9,440)	1.7%	92	$93,384	$(3,128)	3.2%
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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2016	December 31, 2015
Number of positions held with unrealized:
Gains	527	602
Losses	737	561
Number of positions held that individually exceed unrealized:
Gains of $500,000	1	2
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	85%	94%
Losses that were investment grade	97%	89%
Percentage of fair value held with unrealized:
Gains that were investment grade	84%	95%
Losses that were investment grade	97%	88%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at December 31, 2016, ($ in thousands):

Age of Unrealized Losses	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Three months or less	$643,988	$(7,965)	$(7,922)	$(43)	$0
Four months through six months	117,157	(2,766)	(2,586)	(180)	0
Seven months through nine months	5,039	(80)	(80)	0	0
Ten months through twelve months	3,836	(51)	(51)	0	0
Greater than twelve months	46,693	(852)	(698)	(74)	(81)
Total	$816,712	$(11,713)	$(11,336)	$(297)	$(81)

*	As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on securities included the following ($ in thousands):

	Pre-tax
December 31, 2016	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Unrealized holding (losses) gains on securities arising during the period	$(2,153)	$5,359	$(0)	$(1,122)	$2,084
Realized (gains) losses included in net earnings	(671)	(2,851)	3	1,232	(2,287)
Impairment losses recognized in net earnings	375	0	0	(131)	243
Change in unrealized, net	$(2,449)	$2,508	$2	$(21)	$40
December 31, 2015
Unrealized holding losses on securities arising during the period	$(18,699)	$(3,388)	$(4)	$7,732	$(14,359)
Realized gains included in net earnings	(2,064)	(2,039)	(0)	1,436	(2,667)
Impairment losses recognized in net earnings	1,294	0	0	(453)	841
Change in unrealized, net	$(19,469)	$(5,427)	$(4)	$8,715	$(16,185)
December 31, 2014
Unrealized holding gains on securities arising during the period	$13,174	$1,440	$4	$(5,116)	$9,502
Realized gains included in net earnings	(3,137)	(1,303)	(5)	1,556	(2,889)
Impairment losses recognized in net earnings	160	0	0	(56)	104
Change in unrealized, net	$10,198	$137	$(1)	$(3,617)	$6,717
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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	2016	2015
Balance at beginning of year	$683	$852
Reductions for securities sold and paydowns	(127)	(168)
Balance at end of year	$557	$683
The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2016, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$84,529	$27,794	$2,500	$114,823	$114,372
After one year through five years	244,604	346,357	1,557	592,519	591,872
After five years through ten years	102,369	129,751	1,167	233,287	233,404
After ten years	1,763	0	0	1,763	1,679
Mortgage- and asset-backed securities	137,873	309,903	0	447,776	451,333
Total	$571,138	$813,805	$5,224	$1,390,167	$1,392,660
 Net Investment Income
The following table shows investment income earned and investment expenses incurred ($ in thousands):

	Twelve months ended December 31,
	2016	2015	2014
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$35,528	$36,871	$35,596
Dividends on equity securities	2,231	2,194	2,245
Gross investment income	37,759	39,065	37,841
Investment expenses	(2,222)	(2,265)	(2,211)
Net investment income	$35,537	$36,800	$35,629
Note 4 Long-Term Debt

	December 31,
($ in thousands)	2016	2015
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,409	1,617
Long-term debt less unamortized debt issuance costs	$273,591	$273,383
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the December 31, 2016, fair value of $278.7 million using a 228 basis point spread to the 10-year U.S. Treasury Note of 2.446%.
We paid interest on long-term debt of $13.8 million for each of the years ended December 31, 2016, 2015 and 2014.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of December 31, 2016, there were no borrowings outstanding against it.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 Income Taxes
In the years 2016, 2015 and 2014, we paid $6.7 million, $28.5 million and $20.9 million, respectively, in taxes. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Twelve months ended December 31,
	2016	2015	2014
Earnings before income taxes	$62,132	$74,832	$83,138
Income taxes at statutory rate	21,746	26,191	29,098
Effect of:
Dividends-received deduction	(466)	(458)	(469)
Tax-exempt interest	(2,456)	(2,713)	(2,752)
Other	223	331	59
Provision for income taxes as shown on the Consolidated Statements of Earnings	$19,047	$23,351	$25,936
GAAP effective tax rate	30.7%	31.2%	31.2%
The total income tax provision consists of ($ in thousands):

	2016	2015	2014
Current	$14,782	$23,133	$25,342
Deferred	4,265	218	594
Provision for income taxes	$19,047	$23,351	$25,936
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows ($ in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Discount on loss reserves	$4,853	$5,344
Unearned premium reserve	42,844	42,788
Bad debts	4,972	5,385
Accrued bonuses	2,250	1,863
Deferred compensation	6,152	5,827
Long-term incentive compensation	814	1,081
Other	5,089	4,681
Gross deferred tax assets	66,974	66,969
Valuation allowance for deferred tax assets	(326)	(166)
Total deferred tax assets	66,648	66,803

Deferred tax liabilities:
Deferred policy acquisition costs	(31,897)	(32,605)
Investment securities – unrealized gains	(3,896)	(3,875)
Fixed assets	(5,037)	0
Other	(1,405)	(1,592)
Total deferred tax liabilities	(42,235)	(38,072)
Net deferred tax assets	24,413	28,731
Current income tax (payable) receivable	(2,778)	5,195
Current and deferred income taxes	$21,635	$33,926
An analysis is performed on a quarterly basis to determine if there is sufficient evidence that it is more likely than not that the deferred tax assets will be recognized for tax purposes. The evidence that is considered in assessing the need for a valuation allowance includes: (i) sufficient future taxable income; (ii) sufficient ordinary and capital taxable income in carryback periods; (iii) the reversals of existing taxable temporary differences; and (iv) tax planning strategies that could be utilized to accelerate the recognition of capital gains in the future. Based on this evaluation, it is management’s belief the only valuation allowance required at December 31, 2016, and December 31, 2015, relates to a net operating loss carryover generated by an inactive company that previously filed on a separate company basis. In 2016 we purchased the remaining 49% of this company’s stock resulting in their inclusion in the consolidated income tax return. Due to the limitations that will apply to utilizing the subsidiary’s net operating loss, the valuation allowance equals 100% of the subsidiary’s net operating loss, which will start expiring in the year 2028.
We did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2016. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2016.
The Company is not currently under examination by the IRS and the statute of limitations has expired for all years prior to 2013.
Note 6 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Twelve months ended December 31,
	2016	2015	2014
Net earnings	$43,085	$51,481	$57,201
Average basic shares outstanding	11,018	11,334	11,440
Basic net earnings per share	$3.91	$4.54	$5.00

Average basic shares outstanding	11,018	11,334	11,440
Restricted stock not vested	26	16	37
Dilutive effect of assumed option exercises	0	0	1
Dilutive effect of Performance Share Plan	57	67	84
Average diluted shares outstanding	11,101	11,417	11,562
Diluted net earnings per share	$3.88	$4.51	$4.95
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
The number of shares issued, net of forfeitures, by plan, for share-based compensation arrangements was as follows:

	2016	2015		2014
	2013 Plan	2013 Plan	Prior Plans	2013 Plan	Prior Plans
Restricted Stock	0	(1,613)	0	46,328	0
Non-employee Directors’ Stock	7,596	7,013	0	8,016	0
Performance Shares	24,123	0	37,155	0	55,245
Total	31,719	5,400	37,155	54,344	55,245
The amount of total compensation cost for share-based compensation arrangements was as follows ($ in thousands):

	Twelve months ended December 31,
	2016		2015		2014
	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit
Restricted Stock	$1,037	$363	$799	$280	$1,126	$394
Non-employee Directors’ Stock Ownership Plan	600	210	510	178	520	182
Employee Stock Purchase Plan	46	0	45	0	55	0
Performance Shares	661	231	1,795	628	933	327
Total	$2,343	$804	$3,148	$1,086	$2,634	$903
Restricted Stock
On August 5, 2014, the Committee approved the grant of restricted stock to certain officers under the 2013 Plan. A total of 37,244 shares will vest in full on August 5, 2017, with the remaining 7,471 vesting on October 19, 2018. As of December 31, 2016, the weighted-average grant date fair value of these 44,715 shares was $69.54. During the vesting period, the shares of restricted stock will not have voting rights but will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.
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
Employee Stock Purchase Plan
Under the employee stock purchase plan (ESPP), all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 72,989 as of December 31, 2016. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Note 8 Benefit Plans
We provide retirement benefits for all eligible employees by matching contributions made on participants' discretionary basis to participants' accounts in our qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $18,000 per year or 25% of the participant's salary in 2016. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $6,000 for 2016. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by us was 100% of participants' contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $13,250 in 2016. The plan expense was $5.1 million, $4.9 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Our Supplemental Employee Retirement Plan (SERP) is a non-qualified deferred compensation plan that enables eligible employees to make contributions and to receive employer-matching contributions that the provisions of the 401(k) Retirement Plan or laws preclude due to limits on compensation. We contributed $0.1 million to the SERP for each of the years ended December 31, 2016, 2015 and 2014. We maintain a rabbi trust that includes investments to fund the SERP. As of December 31, 2016, investments in the rabbi trust totaled $2.0 million. We reflected these investments at fair value as equity securities on the Consolidated Balance Sheets.
We maintain a non-qualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at our approximate long-term borrowing rate. The deferred amounts are our general obligation liability and amounted to $17.6 million, $16.6 million and $15.3 million at December 31, 2016, 2015 and 2014, respectively. We credited interest of approximately $0.7 million, $0.6 million and $0.7 million for these same periods.
We also provide post-retirement medical and life insurance benefits to certain eligible retirees. We have determined that the benefits provided under this plan are actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). Our calculation of the accumulated post-retirement benefit obligation (APBO) as of December 31, 2016, 2015 and 2014 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.
Unrecognized actuarial gains of $1.2 million ($0.8 million net of tax) and prior service costs of $0.2 million ($0.1 million net of tax) that have not yet been recognized in net periodic post-retirement benefit costs are included in accumulated other comprehensive income at December 31, 2016. We expect to recognize a $0.1 million actuarial gain and $0.1 million of amortization of prior service costs in net periodic post-retirement benefit income during the fiscal year ending December 31, 2017.
We recognized the unfunded status of the APBO plan of $3.6 million at December 31, 2016, in the Consolidated Balance Sheets. We expect no plan assets to be returned to us during the fiscal year ended December 31, 2017.
The following tables show data related to the APBO plan ($ in thousands):

	2016	2015
Net benefit obligation at beginning of year	$3,729	$4,313
Service cost	183	235
Interest cost	132	146
Participant contributions	37	30
Assumption change	44	(280)
Actuarial gain	(176)	(425)
Gross benefits paid	(338)	(289)
Net benefit obligation at end of year	$3,613	$3,729
The following table discloses the components of net periodic post-retirement benefit cost ($ in thousands):

	2016	2015	2014
Service cost	$183	$235	$198
Interest cost	132	146	150
Amortization of prior service cost	71	71	71
Amortization of net cumulative gain	(114)	(5)	(81)
Net periodic post-retirement benefit cost	$273	$447	$339
The following table discloses discount rates used to determine benefit obligations:

	2016	2015	2014
Discount rate	3.60%	3.70%	3.50%
The weighted average health care cost trend rate used in measuring the accumulated post-retirement benefit cost is 8.0% for 2017, declining to 5.0% in 2038.
The following table discloses the effects of a hypothetical one percentage point increase and the effects of a hypothetical one percentage point decrease in the assumed healthcare trend rate ($ in thousands):

	2016	2015	2014
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$184	$304	$396
1% decrease	(162)	(269)	(348)
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit costs:

1% increase	$40	$49	$40
1% decrease	(34)	(42)	(34)
The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2016, and 2015 ($ in thousands):

	2016	2015
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	301	259
Participant contributions	37	30
Gross benefits paid	(338)	(289)
Fair value of plan assets at end of year	$0	$0
The following table presents the funded status and the amounts recognized in the Consolidated Balance Sheets ($ in thousands):

	2016	2015
Fair value of plan assets	$0	$0
Benefit obligations	(3,613)	(3,729)
Funded status at end of year	(3,613)	(3,729)
Contributions made after the measurement date	0	0
Unrecognized actuarial net (gain) loss	0	0
Unrecognized prior service cost	0	0
Net amount recognized at end of year	$(3,613)	$(3,729)
The following table presents the 10-year forecast and best estimate of expected benefit payments ($ in thousands):

	2016		2015		2014
2017	$295	2016	$301	2015	$259
2018	287	2017	280	2016	294
2019	289	2018	281	2017	304
2020	281	2019	294	2018	314
2021	283	2020	287	2019	337
2022-2026	1,549	2021-2025	1,583	2020-2024	1,840
10-Year Total	$2,983		$3,026		$3,348
Our best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2017, is $0.3 million.

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
The following are quarterly results of our consolidated operations for the three years ended December 31, 2016, ($ in thousands, except per share amounts):

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Revenues	$370,162	$375,084	$378,124	$415,336	$1,538,706
Net earnings	7,708	11,015	2,753	21,609	43,085
Net earnings per share:
Basic	$0.70	$1.00	$0.25	$1.96	$3.91
Diluted	0.69	0.99	0.25	1.95	3.88
2015
Revenues	$366,973	$374,757	$372,383	$369,919	$1,484,032
Net earnings	11,154	13,493	15,737	11,097	51,481
Net earnings per share:
Basic	$0.98	$1.18	$1.39	$0.99	$4.54
Diluted	0.97	1.18	1.38	0.99	4.51
2014
Revenues	$361,613	$367,954	$366,160	$365,982	$1,461,709
Net earnings	10,327	10,667	14,855	21,352	57,201
Net earnings per share:
Basic	$0.90	$0.93	$1.30	$1.87	$5.00
Diluted	0.89	0.92	1.29	1.85	4.95

Net realized gains (losses) on investments amounted to:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2016	$139	$(164)	$1,282	$1,887	$3,145
2015	1,169	214	(410)	1,835	2,809
2014	645	1,846	1,013	781	4,284

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 Insurance Reserves
The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance ($ in thousands):

	2016	2015	2014
Balance at Beginning of Period
Unpaid losses on known claims	$237,660	$235,037	$221,447
IBNR losses	290,097	277,482	262,660
LAE	142,207	155,658	162,469
Total unpaid losses and LAE	669,965	668,177	646,577
Reinsurance recoverables	(14,694)	(14,370)	(14,431)
Unpaid losses and LAE, net of reinsurance recoverables	655,271	653,808	632,146
Current Activity
Loss and LAE incurred:
Current accident year	1,120,756	1,064,927	1,019,033
Prior accident years	(24,001)	(28,926)	(17,405)
Total loss and LAE incurred	1,096,755	1,036,001	1,001,628
Loss and LAE payments:
Current accident year	(687,554)	(656,317)	(602,732)
Prior accident years	(396,147)	(378,221)	(377,235)
Total loss and LAE payments	(1,083,701)	(1,034,538)	(979,967)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	668,325	655,271	653,808
Add back reinsurance recoverables	17,130	14,694	14,370
Total unpaid losses and LAE	685,455	669,965	668,177
Unpaid losses on known claims	238,412	237,660	235,037
IBNR losses	306,641	290,097	277,482
LAE	140,402	142,207	155,658
Total unpaid losses and LAE	$685,455	$669,965	$668,177
The $24.0 million favorable reserve development during the twelve months ended December 31, 2016, was primarily due to decreases in severity estimates in Florida bodily injury and personal injury protection coverages related to accident years 2015 and prior, partially offset by increases in severity estimates in California material damage and bodily injury coverages as well as bodily injury coverages in our commercial vehicle product, all related to accident year 2015.
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
The following tables provide incurred losses and allocated loss adjustment expenses (ALAE) as well as cumulative paid claims and ALAE, net of reinsurance, for the prior ten accident years for our two largest lines of business. In addition, as of the most recent reporting period, the total of incurred but not reported (IBNR) reserves plus expected development on reported claims and the cumulative number of reported claims are presented ($ in thousands, except severity). The information about incurred and paid claims development for the years ended December 31, 2007 to December 31, 2015 is presented as supplementary information.

	Personal Auto
Accident Year	Incurred losses and ALAE, net of reinsurance recoverable For the years ended December 31,										IBNR & expected development on reported claims	Cumulative number of reported claims (1)	Severity (2)
	(unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016	2016	2016
2007	$600,087	$612,555	$596,818	$585,525	$582,153	$578,186	$578,429	$577,799	$577,577	$577,777	$0	283,087	$2,041
2008		545,873	533,293	517,125	513,175	511,141	511,490	509,922	509,250	509,058	4	247,202	2,059
2009			497,393	473,328	472,772	471,867	471,714	472,523	473,000	473,359	10	230,828	2,051
2010				541,302	554,167	557,592	559,253	557,625	558,936	557,477	16	270,702	2,059
2011					608,636	633,011	638,400	637,569	638,507	635,905	578	307,904	2,063
2012						739,820	750,522	751,262	751,601	748,166	5,644	360,236	2,061
2013							805,039	805,460	789,428	782,369	11,736	364,784	2,113
2014								807,278	796,084	784,928	21,812	354,013	2,156
2015									839,059	841,144	41,629	365,037	2,190
2016										874,326	206,058	343,254	1,947
									Total	$6,784,508

Accident Year	Cumulative paid losses and ALAE, net of reinsurance recoverable For the years ended December 31,
	(unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$359,059	$522,711	$556,520	$568,792	$574,082	$575,600	$576,656	$577,147	$577,383	$577,640
2008		320,317	453,092	485,866	499,876	505,063	507,822	508,674	508,831	508,960
2009			285,154	408,535	447,178	460,463	465,453	470,032	471,789	473,074
2010				325,911	485,920	527,538	543,884	550,025	554,410	556,781
2011					374,367	554,245	602,523	621,919	629,992	633,861
2012						450,434	655,303	711,636	731,205	739,354
2013							480,464	692,039	744,188	762,770
2014								485,384	694,607	744,687
2015									530,264	748,850
2016										554,216
	Total									$6,300,193
Outstanding liabilities for unpaid losses and ALAE prior to 2007, net of reinsurance recoverable										1,230
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance recoverable										$485,545

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.
(2)
Calculated severity amounts by accident year are based on inception-to-date incurred less IBNR and expected development dollars and reported claims. Note that older accident years are more developed than recent accident years.

	Commercial Vehicle
Accident Year	Incurred losses and ALAE, net of reinsurance recoverable For the years ended December 31,										IBNR & expected development on reported claims	Cumulative number of reported claims (1)	Severity (2)
	(unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016	2016	2016
2007	$25,689	$23,743	$23,028	$21,935	$21,099	$20,781	$20,674	$20,639	$20,631	$20,631	$0	6,356	$3,246
2008		24,457	21,187	18,960	18,893	18,320	18,045	17,973	17,996	17,996	0	6,595	2,729
2009			35,627	31,903	31,226	28,943	27,598	27,533	27,402	27,385	0	9,059	3,023
2010				41,321	39,149	35,881	34,539	33,397	33,845	33,460	44	11,202	2,983
2011					40,294	39,094	36,202	35,052	35,130	34,507	60	11,497	2,996
2012						51,085	46,950	46,284	46,405	45,832	706	13,118	3,440
2013							62,157	51,438	52,083	51,407	1,123	14,426	3,486
2014								65,724	63,304	64,682	2,128	16,735	3,738
2015									81,849	84,314	3,271	20,043	4,043
2016										95,536	29,491	20,309	3,252
									Total	$475,750

Accident Year	Cumulative paid losses and ALAE, net of reinsurance recoverable For the years ended December 31,
	(unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$9,570	$15,618	$17,730	$19,076	$20,424	$20,555	$20,617	$20,630	$20,630	$20,630
2008		9,095	14,489	16,224	17,331	17,887	17,947	17,948	17,994	17,994
2009			13,463	21,735	25,929	26,734	27,229	27,340	27,350	27,355
2010				16,110	25,904	30,120	32,192	32,690	33,286	33,349
2011					17,398	28,427	32,127	33,495	34,223	34,375
2012						22,273	35,322	41,500	43,623	44,578
2013							23,834	40,038	45,200	47,270
2014								28,628	47,162	55,131
2015									37,918	63,932
2016										42,467
	Total									$387,082
Outstanding liabilities for unpaid losses and ALAE prior to 2007, net of reinsurance recoverable										33
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance recoverable										$88,700

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.
(2)
Calculated severity amounts by accident year are based on inception-to-date incurred less IBNR and expected development dollars and reported claims. Note that older accident years are more developed than recent accident years.

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows ($ in thousands):

As of December 31, 2016
Liabilities for unpaid losses and LAE:
Personal Auto	$485,545
Commercial Vehicle	88,700
Other Lines	7,217
Total liabilities for unpaid losses and LAE, net of reinsurance	581,463

Reinsurance recoverables:
Personal Auto	7,393
Commercial Vehicle	7,941
Other Lines	1,795
Total reinsurance recoverables	17,130

Unallocated loss adjustment expenses	86,862
Gross liability for unpaid losses and LAE	$685,455
Other Lines includes our roadside assistance coverage, which has been excluded from the Personal Auto triangles as the high frequency and low severity of these claims can distort analysis, as well as Classic Collector.
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
For each subset of the business evaluated, each test generates a point estimate based on development factors applied to known paid and incurred losses and claim counts. Selections of development factors are based on historical loss development patterns with adjustment based on professional actuarial judgment where anticipated development patterns vary from those seen historically. Deviations from historical loss development patterns may occur due to changes in items such as claims settlement and payment practices, business mix, coverage limits and deductibles, inflation trends in auto repair and medical costs and legal and regulatory trends affecting claims settlements. This estimation of IBNR requires selection of hundreds of such factors. A single point estimate for the subset being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on professional actuarial judgment. During recent years, paid methods have been less reliable because of changes in settlement practices, so we have more heavily relied on incurred methods.
As described above, various actuarial methods are utilized to determine reserves that are booked to financials. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2016, were not considered material.
The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance:

	Average annual payout of losses and LAE, net of reinsurance
	(unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Personal Auto	61.3%	26.9%	6.9%	2.7%	1.1%	0.7%	0.3%	0.1%	0.0%	0.0%
Commercial Vehicle	47.3%	30.3%	12.0%	5.6%	3.4%	1.0%	0.1%	0.2%	0.0%	0.0%

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 Reinsurance
The following table shows written and earned premium included in earnings for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded ($ in thousands):

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2016	$1,401,378	$36	$(8,955)	$1,392,459	0.0%
2015	1,387,864	2	(14,579)	1,373,287	0.0%
2014	1,360,807	63	(13,266)	1,347,604	0.0%
Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2016	$1,403,682	$34	$(12,052)	$1,391,664	0.0%
2015	1,360,473	4	(13,913)	1,346,564	0.0%
2014	1,337,557	57	(11,679)	1,325,935	0.0%
Assumed Reinsurance
Assumed business consists of business assumed from unaffiliated insurance companies and involuntary pools and associations.
We assumed $9.7 million, $10.0 million and $11.1 million, respectively, at December 31, 2016, 2015 and 2014 of unpaid losses and LAE from unaffiliated insurance companies. We assumed less than $1,000 in premium from unaffiliated insurance companies in 2016 and 2015 and none was assumed in 2014.
During the twelve months ended December 31, 2016, 2015 and 2014, we assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.
Ceded Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2014 and 2015 our catastrophe reinsurance protection was 100% of $55 million in excess of $5 million per event. During 2016 our catastrophe reinsurance protection was $95 million in excess of $5 million per event. The first $10 million of coverage was reinsured at 50% with the remaining layers at 100%. Effective June 1, 2016, we modified our excess of loss reinsurance protection for commercial auto to cover losses up to $500,000 for claims in excess of $500,000 per occurrence. In addition, we added a 75% quota share for our general liability business. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Premium ceded for the twelve months ended December 31, 2016, includes the return of $5.9 million of unearned premium due to the termination of the previous excess of loss contract. The $1.8 million of ceding commissions associated with this unearned premium was returned to the reinsurers.
Ceded reinsurance for all programs reduced our incurred losses and LAE by $8.0 million, $4.3 million and $3.5 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
Note 12 Statutory Information
Capital and Surplus
Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis were as follows ($ in thousands):

Statutory Net Earnings			Statutory Capital and Surplus
2016	2015	2014	2016	2015
$62,247	$61,379	$67,360	$669,301	$659,777
For the twelve-month periods ended December 31, 2016, 2015 and 2014, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest.
At December 31, 2016, the consolidated amount of statutory capital and surplus necessary to satisfy regulatory requirements as defined by the National Association of Insurance Commissioners' (NAIC) Risk-Based Capital (RBC) calculation was $141.9 million. This amount of statutory capital and surplus represents the Company Action Level (CAL) of minimum surplus. Falling below this level would require a company to prepare and submit an RBC plan to address the deficiency in surplus to the CAL to the commissioner of its state of domicile.
Restrictions on Transfer of Funds and Assets of Subsidiaries
As of December 31, 2016, there are no regulatory restrictions on the payment of dividends to our shareholders. However, our ability to declare and pay dividends will depend on the working capital in the holding company, as well as dividends received from our insurance subsidiaries.
Payments of dividends, loans and advances by our insurance subsidiaries are subject to certain restrictions under various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2017 from our insurance subsidiaries without regulatory approval is approximately $59.3 million. Additional amounts of dividends, loans and advances require regulatory approval.
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
Note 14 Commitments and Contingencies
Commitments
Minimum rental commitments under non-cancelable leases with an initial or remaining term of more than one year as of December 31, 2016, were as follows ($ in thousands):

Due In	Operating Leases	Capital Leases
2017	$4,542	$722
2018	3,936	711
2019	2,342	698
2020	1,765	333
2021	1,550	202
Thereafter	1,225	0
Total	$15,360	$2,666
All of these leases expire within seven years. The most significant leased office spaces are located in Miami, Florida and Cerritos, California, with $4.3 million and $3.9 million, respectively, due over the remaining lease terms.
The operating leases above include leased vehicles. As vehicles are surrendered, they are sold for cash by the lessor. We guarantee that proceeds from sales will be at least equal to the lessor's depreciated book value. Otherwise, we are credited the excess or we pay the deficit. A significant portion of our fleet vehicles, which have minimum lease terms of 367 days, were traded in during the first six months of 2016. The lessor's depreciated book value at December 31, 2016, on the vehicles we lease was $6.3 million, which represents the maximum deficit we would be required to pay if the lessor received no proceeds from the sale. Historically, we have not made any material additional rental payments due to surrendered vehicles. As of December 31, 2016, the current fair market value of the vehicles we lease was approximately $5.0 million.
Lease expense incurred for all leases during the last three years was as follows ($ in thousands):

	Twelve months ended December 31,
	2016	2015	2014
Lease expense	$6,688	$9,611	$10,447
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
Note 15 Additional Information
Allowances for Uncollectible Accounts
Agents’ balances and premium receivable included in the Consolidated Balance Sheets are net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows ($ in thousands):

	2016	2015	2014
Beginning balance	$15,385	$15,510	$15,884
Provision for losses	17,095	19,080	19,541
Uncollectible amounts written off	(18,273)	(19,204)	(19,916)
Ending balance	$14,207	$15,385	$15,510
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $40.6 million, $41.4 million and $51.2 million at December 31, 2016, 2015 and 2014, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

Twelve months ended December 31, 2016	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$944	$(331)	$614
Effect on other comprehensive income	88	(31)	57
Accumulated change in post-retirement benefit liability, end of period	1,033	(361)	671

Accumulated unrealized gains on investments, net, beginning of period	11,072	(3,875)	7,197
Other comprehensive income before reclassification	3,205	(1,122)	2,084
Reclassification adjustment for OTTI losses included in net income	375	(131)	243
Reclassification adjustment for realized gains included in net income	(3,519)	1,232	(2,287)
Effect on other comprehensive income	61	(21)	40
Accumulated unrealized gains on investments, net, end of period	11,133	(3,896)	7,236

Accumulated other comprehensive income, beginning of period	12,016	(4,206)	7,811
Change in post-retirement benefit liability	88	(31)	57
Change in unrealized gains on investments, net	61	(21)	40
Effect on other comprehensive income	149	(52)	97
Accumulated other comprehensive income, end of period	$12,165	$(4,258)	$7,907
Twelve months ended December 31, 2015
Accumulated change in post-retirement benefit liability, beginning of period	$174	$(61)	$113
Effect on other comprehensive income	771	(270)	501
Accumulated change in post-retirement benefit liability, end of period	944	(331)	614

Accumulated unrealized gains on investments, net, beginning of period	35,972	(12,590)	23,382
Other comprehensive income before reclassification	(22,091)	7,732	(14,359)
Reclassification adjustment for OTTI losses included in net income	1,294	(453)	841
Reclassification adjustment for realized gains included in net income	(4,102)	1,436	(2,667)
Effect on other comprehensive income	(24,900)	8,715	(16,185)
Accumulated unrealized gains on investments, net, end of period	11,072	(3,875)	7,197

Accumulated other comprehensive income, beginning of period	36,145	(12,651)	23,494
Change in post-retirement benefit liability	771	(270)	501
Change in unrealized gains on investments, net	(24,900)	8,715	(16,185)
Effect on other comprehensive income	(24,129)	8,445	(15,684)
Accumulated other comprehensive income, end of period	$12,016	$(4,206)	$7,811

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Twelve months ended December 31, 2014	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$(62)	$22	$(40)
Effect on other comprehensive income	235	(82)	153
Accumulated change in post-retirement benefit liability, end of period	174	(61)	113

Accumulated unrealized gains on investments, net, beginning of period	25,638	(8,973)	16,665
Other comprehensive income before reclassification	14,618	(5,116)	9,502
Reclassification adjustment for OTTI losses included in net income	160	(56)	104
Reclassification adjustment for realized gains included in net income	(4,444)	1,556	(2,889)
Effect on other comprehensive income	10,334	(3,617)	6,717
Accumulated unrealized gains on investments, net, end of period	35,972	(12,590)	23,382

Accumulated other comprehensive income, beginning of period	25,576	(8,952)	16,624
Change in post-retirement benefit liability	235	(82)	153
Change in unrealized gains on investments, net	10,334	(3,617)	6,717
Effect on other comprehensive income	10,569	(3,699)	6,870
Accumulated other comprehensive income, end of period	$36,145	$(12,651)	$23,494
Note 17 Segment Information
We manage our business based on product line and have three operating segments: Personal Auto, Commercial Vehicle and Classic Collector (our reportable segments are Personal Auto and Commercial Vehicle).
Our Personal Auto product provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, some states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.
Our Commercial Vehicle product provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. We primarily target businesses with fleets of 20 or fewer vehicles and average 1.9 vehicles per policy. We avoid businesses that are involved in what we consider to be hazardous operations or interstate commerce.
Our Classic Collector product provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Expense allocations are based on certain assumptions and estimates primarily related to revenue and volume. Depreciation and amortization expense, related to investments and debt issuance costs, are not allocated to a segment level. Total depreciation and amortization expense for 2016, 2015 and 2014 was $35.0 million, $34.7 million and $32.9 million, respectively.
All segment revenues are generated from external customers and represent the sum of "Earned premium" and "Installment and other fee income." The following table provides revenues by segment and a reconciliation to "Total revenues" as reported on the Consolidated Statements of Earnings ($ in thousands):

	Twelve months ended December 31,
Gross written premium:	2016	2015	2014
Personal Auto	$1,240,037	$1,246,492	$1,237,774
Commercial Vehicle	145,272	126,036	108,640
Classic Collector	16,105	15,339	14,456
Total gross written premium	1,401,414	1,387,866	1,360,870

Ceded reinsurance:
Personal Auto	(4,036)	(3,301)	(3,407)
Commercial Vehicle	(4,098)	(10,679)	(9,262)
Classic Collector	(821)	(600)	(597)
Total ceded reinsurance	(8,955)	(14,579)	(13,266)

Net written premium:
Personal Auto	1,236,001	1,243,191	1,234,367
Commercial Vehicle	141,174	115,357	99,378
Classic Collector	15,284	14,739	13,859
Total net written premium	1,392,459	1,373,287	1,347,604

Change in unearned premium:
Personal Auto	10,401	(17,901)	(10,506)
Commercial Vehicle	(10,990)	(8,395)	(10,577)
Classic Collector	(205)	(427)	(586)
Total change in unearned premium	(795)	(26,723)	(21,669)

Earned premium:
Personal Auto	1,246,402	1,225,290	1,223,860
Commercial Vehicle	130,183	106,962	88,801
Classic Collector	15,079	14,312	13,274
Total earned premium	1,391,664	1,346,564	1,325,935

Installment and other fee income:
Personal Auto	97,085	88,738	88,493
Commercial Vehicle	10,276	8,015	6,749
Classic Collector	0	0	0
Total installment and other fee income	107,361	96,753	95,242

Net investment income	35,537	36,800	35,629
Net realized gains on investments	3,145	2,809	4,284
Other income	1,000	1,106	619
Total revenues	$1,538,706	$1,484,032	$1,461,709
Our management uses underwriting income and combined ratios calculated on a statutory accident year basis as primary measures of profitability. Statutory accident year underwriting income is calculated by subtracting losses and loss adjustment expenses and commissions and other underwriting expenses (including bad debt charge-offs on agents' balances and premium receivables) from the total of earned premium and installment and other fee income. The statutory accident year combined ratio represents the sum of the following ratios: (i) losses and LAE incurred, excluding development from prior accident years, as a percentage of net earned premium; and (ii) underwriting expenses incurred, including bad debt and net of fees, as a percentage of net written premium.
The primary differences between the calculation of the statutory accident year used by management and the statutory calendar year combined ratios is the exclusion of bad debt charge-offs and the inclusion of development on prior accident year loss and LAE reserves.
Certain expenses are treated differently under statutory accounting principles. Under GAAP, commissions, premium taxes and other variable costs incurred in connection with successfully writing new and renewal business are capitalized as deferred policy acquisition costs and amortized on a pro rata basis over the period in which the related premium is earned. On a statutory basis, these items are expensed as incurred. Additionally, bad debt charge-offs on agents' balances and premium receivables are included in the GAAP combined ratios.
The following tables present the underwriting income and combined ratio on a statutory accident year basis with reconciliations to "Earnings before income taxes" as presented on the Consolidated Statements of Earnings ($ in thousands). We do not allocate assets or "Provision for income taxes" to operating segments.

	Twelve months ended December 31, 2016
	Personal Auto		Commercial Vehicle		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$21,766	98.4%	$1,905	97.0%	$1,022	92.8%	$24,692	98.2%
Bad debt charge-offs	15,150		1,784		50		16,984
Favorable (unfavorable) development on prior accident years	27,958		(3,582)		(375)		24,001
Statutory calendar year underwriting income	64,874	94.9%	106	98.5%	697	94.9%	65,677	95.3%
Statutory-to-GAAP underwriting income differences							(19,555)
GAAP calendar year underwriting income							46,122	96.7%

Net investment income							35,537
Net realized gains on investments							3,145
Other income							1,000
Interest expense							(14,037)
Corporate general and administrative expenses							(7,899)
Other expenses							(1,736)
Earnings before income taxes							$62,132
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

	Twelve months ended December 31, 2015
	Personal Auto		Commercial Vehicle		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$24,876	97.7%	$876	97.8%	$2,063	84.7%	$27,815	97.6%
Bad debt charge-offs	17,413		1,557		44		19,013
Favorable (unfavorable) development on prior accident years	33,633		(5,176)		469		28,926
Statutory calendar year underwriting income	75,922	93.6%	(2,743)	101.3%	2,576	81.1%	75,754	94.0%
Statutory-to-GAAP underwriting income differences							(16,658)
GAAP calendar year underwriting income							59,096	95.6%

Net investment income							36,800
Net realized gains on investments							2,809
Other income							1,106
Interest expense							(14,029)
Corporate general and administrative expenses							(7,655)
Other expenses							(3,296)
Earnings before income taxes							$74,832
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

	Twelve months ended December 31, 2014
	Personal Auto		Commercial Vehicle		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$46,627	96.0%	$(4,033)	102.3%	$1,504	87.2%	$44,098	96.4%
Bad debt charge-offs	18,692		1,314		18		20,025
Favorable (unfavorable) development on prior accident years	848		17,626		(1,070)		17,405
Statutory calendar year underwriting income	66,168	94.5%	14,907	81.1%	453	95.2%	81,528	93.6%
Statutory-to-GAAP underwriting income differences							(16,537)
GAAP calendar year underwriting income							64,990	95.1%

Net investment income							35,629
Net realized gains on investments							4,284
Other income							619
Interest expense							(13,989)
Corporate general and administrative expenses							(7,514)
Other expenses							(882)
Earnings before income taxes							$83,138
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART IV
ITEM 15
Exhibits and Financial Statement Schedules

		Page
(a) Documents filed as part of this Report:
1. Financial Statements are included in Part II, Item 8.		28
2. Financial Statement Schedules:
A. Selected Quarterly Financial Data is included in Note 9 to the Consolidated Financial Statements.		46
B. Schedules filed herewith as of December 31, 2016:
I	– Summary of Investments (refer to Note 3)	44
II	– Condensed Financial Information of Registrant	52
III	– Supplementary Insurance Information	54
IV	– Reinsurance (refer to Note 11)	48
V	– Valuation and Qualifying Accounts (refer to Note 15)	48
VI	– Supplemental Information Concerning Property-Casualty Insurance Operations (refer to Note 10 and Note 11)	Not required
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
($ in thousands)

	December 31,
	2016	2015
Assets:
Investment in subsidiaries	$810,017	$812,351
Fixed maturities – at fair value (amortized cost $132,039 and $115,042)	130,563	114,737
Equity securities – at fair value (cost $1,908 and $1,940)	1,991	1,975
Short-term investments - at fair value (amortized cost $509 and $1,073)	508	1,072
Cash and cash equivalents	25,384	27,286
Other assets	14,276	13,478
Total assets	$982,739	$970,899
Liabilities and Shareholders’ Equity:
Long-term debt	273,591	273,383
Other liabilities	8,970	9,035
Payable to affiliates	991	886
Shareholders’ equity	699,187	687,595
Total liabilities and shareholders’ equity	$982,739	$970,899
Condensed Statements of Earnings
($ in thousands)

	Twelve months ended December 31,
	2016	2015	% Change	2014	% Change
Income:
Income in equity of subsidiaries	$55,734	$63,511	(12.2)%	$69,964	(9.2)%
Net investment income	2,412	2,074	16.3%	1,757	18.1%
Realized gain on investments	117	77	51.4%	24	223.3%
Other income	0	1	(100.0)%	19	(97.3)%
Total income	58,263	65,663	(11.3)%	71,765	(8.5)%
Costs and Expenses:
Interest expense	13,958	13,947	0.1%	13,938	0.1%
Corporate general and administrative expenses	7,899	7,655	3.2%	7,514	1.9%
Other expense	18	26	(31.8)%	26	1.8%
Total expenses	21,874	21,628	1.1%	21,478	0.7%
Earnings before income taxes	36,389	44,035	(17.4)%	50,287	(12.4)%
Provision for income taxes	(6,696)	(7,445)	(10.1)%	(6,914)	7.7%
Net earnings	$43,085	$51,481	(16.3)%	$57,201	(10.0)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
Condensed Statements of Cash Flows
($ in thousands)

	Twelve months ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$43,085	$51,481	$57,201
Equity in consolidated subsidiaries	(55,734)	(63,511)	(69,964)
Excess tax benefits from share-based payment arrangements	(157)	(298)	(108)
Other	4,063	4,938	1,055
Net cash used in operating activities	(8,744)	(7,391)	(11,816)
Investing Activities:
Purchases of fixed maturities	(36,202)	(35,477)	(26,572)
Purchases of short-term investments	(1,905)	(1,602)	(821)
Maturities and redemptions of fixed maturities	25,904	15,410	27,750
Maturities and redemptions of short-term investments	1,370	1,285	0
Proceeds from sale of fixed maturities	13,874	14,784	8,327
Proceeds from sale of short-term investments	1,061	0	0
Dividends received from subsidiary(1)	38,378	52,726	34,530
Capital contributed to subsidiaries	(1,105)	(1,729)	(1,338)
Net cash provided by investing activities	41,375	45,397	41,876
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	256	259	784
Excess tax benefits from share-based payment arrangements	157	298	108
Acquisition of treasury stock	(11,953)	(29,481)	(10,100)
Dividends paid to shareholders	(22,993)	(19,528)	(16,562)
Net cash used in financing activities	(34,534)	(48,451)	(25,769)
Net (decrease) increase in cash and cash equivalents	(1,902)	(10,445)	4,290
Cash and cash equivalents at beginning of period	27,286	37,731	33,441
Cash and cash equivalents at end of period	$25,384	$27,286	$37,731

(1)	The parent received $21.6 million, $15.7 million and $25.6 million in the form of securities from subsidiaries in 2016, 2015 and 2014, respectively, not reflected in the above cash flows.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2016
($ in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2016
Personal Auto	$79,429	$573,249	$533,436		$1,246,402		$981,360	$185,473	$130,772	$1,236,001
Commercial Vehicle	10,526	106,956	72,978		130,183		106,031	19,363	15,448	141,174
Classic Collector	1,181	5,250	7,934		15,079		9,364	2,247	2,845	15,284
Total	$91,136	$685,455	$614,347	$0	$1,391,664	$35,537	$1,096,755	$207,083	$149,065	$1,392,459

2015
Personal Auto	$82,881	$580,983	$543,837		$1,225,290		$937,694	$185,325	$131,277	$1,243,191
Commercial Vehicle	9,098	85,040	65,084		106,962		90,849	16,176	11,153	115,357
Classic Collector	1,178	3,942	7,728		14,312		7,459	2,167	2,122	14,739
Total	$93,157	$669,965	$616,649	$0	$1,346,564	$36,800	$1,036,001	$203,667	$144,552	$1,373,287

2014
Personal Auto	$81,362	$597,091	$525,935		$1,223,860		$936,803	$188,924	$137,358	$1,234,367
Commercial Vehicle	7,937	66,976	56,023		88,801		56,506	13,703	10,127	99,378
Classic Collector	1,130	4,110	7,301		13,274		8,319	2,051	2,395	13,859
Total	$90,428	$668,177	$589,260	$0	$1,325,935	$35,629	$1,001,628	$204,678	$149,880	$1,347,604
(1) We do not allocate investment income to operating segments.

ITEM 16
Form 10-K Summary

None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signed: February 28, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ JAMES R. GOBER	Chairman of the Board of Directors, Chief Executive Officer, and President (principal executive officer)	February 28, 2017
James R. Gober

/S/ ROBERT H. BATEMAN	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	February 28, 2017
Robert H. Bateman

/S/ VICTOR T. ADAMO	Director*	February 28, 2017
Victor T. Adamo

/S/ RICHARD J. BIELEN	Director*	February 28, 2017
Richard J. Bielen

/S/ ANGELA BROCK-KYLE	Director*	February 28, 2017
Angela Brock-Kyle

/S/ TERESA A. CANIDA	Director	February 28, 2017
Teresa A. Canida

/S/ HAROLD E. LAYMAN	Director*	February 28, 2017
Harold E. Layman

/S/ E. ROBERT MEANEY	Director*	February 28, 2017
E. Robert Meaney

/S/ WILLIAM S. STARNES	Director*	February 28, 2017
William S. Starnes

/S/ JAMES L. WEIDNER	Director*	February 28, 2017
James L. Weidner

/S/ SAMUEL J. WEINHOFF	Director	February 28, 2017
Samuel J. Weinhoff
________________

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Amended and Restated Regulations

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

10.4	Amended and Restated Credit Agreement, dated August 31, 2008, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on September 4, 2008)

10.5
First Amendment to Amended and Restated Credit Agreement, dated August 31, 2011, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on September 1, 2011)

10.6
Second Amendment to Amended and Restated Credit Agreement, dated August 20, 2014, between Infinity and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on August 26, 2014)

10.7	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.8	Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.9 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.9	Supplemental Retirement Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.10 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.10	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.11	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.12	Employment Agreement for Scott C. Pitrone (incorporated by reference to Exhibit 10.3 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.13	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

10.14	Employment Agreement for Roger Smith (incorporated by reference to Exhibit 10.5 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.15	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 15, 2015)	(*)

10.16	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10 to Infinity's Form 10-Q filed on May 8, 2014)	(*)

10.17	Third Amended and Restated 2013 Stock Incentive Plan	(*)

10.18	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.25 to Infinity's Form 10-Q filed on February 26, 2015)	(*)

10.19	Retirement and Consulting Services Agreement for Roger Smith (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on August 20, 2015)	(*)

10.20	Employment Agreement for Robert H. Bateman (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on October 22, 2015)	(*)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of Infinity's Form 10-K filed on February 25, 2016)	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________

(*)	Management Contract or Compensatory Plan or Arrangement.