Form 10-Q
period 2017-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2017-05-04
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 11,050,471 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2017	2016	% Change
Revenues:
Earned premium	$341,368	$336,184	1.5%
Installment and other fee income	26,949	25,518	5.6%
Net investment income	8,695	8,063	7.8%
Net realized gains on investments (1)	509	139	265.8%
Other income	275	258	6.7%
Total revenues	377,797	370,162	2.1%
Costs and Expenses:
Losses and loss adjustment expenses	270,676	265,284	2.0%
Commissions and other underwriting expenses	85,939	88,607	(3.0)%
Interest expense	3,512	3,509	0.1%
Corporate general and administrative expenses	2,271	1,704	33.2%
Other expenses	322	282	13.9%
Total costs and expenses	362,719	359,386	0.9%
Earnings before income taxes	15,078	10,776	39.9%
Provision for income taxes	4,432	3,068	44.5%
Net Earnings	$10,646	$7,708	38.1%
Net Earnings per Common Share:
Basic	$0.97	$0.70	38.6%
Diluted	0.96	0.69	39.1%
Average Number of Common Shares:
Basic	10,998	11,036	(0.3)%
Diluted	11,127	11,134	(0.1)%
Cash Dividends per Common Share	$0.58	$0.52	11.5%
(1) Net realized gains on sales	$519	$257	102.1%
Total other-than-temporary impairment (OTTI) losses	(46)	(118)	(61.3)%
Non-credit portion in other comprehensive income	36	0	NM
Net impairment losses recognized in earnings	(10)	(118)	(91.6)%
Total net realized gains on investments	$509	$139	265.8%
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended
	March 31,
	2017	2016
Net earnings	$10,646	$7,708
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(13)	(11)
Unrealized gains on investments:
Unrealized holding gains arising during the period	10,664	15,459
Less: Reclassification adjustments for gains included in net earnings	(509)	(139)
Unrealized gains on investments, net	10,155	15,320
Other comprehensive income, before tax	10,143	15,309
Income tax expense related to components of other comprehensive income	(3,550)	(5,358)
Other comprehensive income, net of tax	6,593	9,951
Comprehensive income	$17,239	$17,659
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,423,704 and $1,392,660)	$1,425,640	$1,390,167
Equity securities – at fair value (cost $77,608 and $77,013)	96,960	90,640
Short-term investments – at fair value (amortized cost $504 and $2,909)	503	2,907
Total investments	1,523,103	1,483,714
Cash and cash equivalents	69,361	92,800
Accrued investment income	12,239	12,485
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $12,495 and $14,207	512,262	495,157
Property and equipment, net of accumulated depreciation of $74,363 and $70,559	92,862	96,166
Prepaid reinsurance premium	3,109	3,410
Recoverables from reinsurers (includes $502 and $121 on paid losses and LAE)	16,635	17,251
Deferred policy acquisition costs	94,093	91,136
Current and deferred income taxes	16,753	21,635
Receivable for securities sold	5,210	795
Other assets	18,381	12,777
Goodwill	75,275	75,275
Total assets	$2,439,283	$2,402,601
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$678,947	$685,455
Unearned premium	641,290	614,347
Long-term debt (fair value $289,831 and $278,726)	273,644	273,591
Commissions payable	14,467	16,176
Payable for securities purchased	14,729	13,922
Other liabilities	107,036	99,924
Total liabilities	1,730,113	1,703,414
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,843,574 and 21,809,954 shares issued)	21,848	21,829
Additional paid-in capital	380,175	378,745
Retained earnings	781,939	777,695
Accumulated other comprehensive income, net of tax	14,500	7,907
Treasury stock, at cost (10,790,415 and 10,766,211 shares)	(489,293)	(486,990)
Total shareholders’ equity	709,170	699,187
Total liabilities and shareholders’ equity	$2,439,283	$2,402,601
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	7,708	—	—	7,708
Net change in post-retirement benefit liability	—	—	—	(7)	—	(7)
Change in unrealized gain on investments	—	—	—	9,906	—	9,906
Change in non-credit component of impairment losses on fixed maturities	—	—	—	52	—	52
Comprehensive income						17,659
Dividends paid to common shareholders	—	—	(5,744)	—	—	(5,744)
Shares issued and share-based compensation expense, including tax benefit	5	375	—	—	—	380
Acquisition of treasury stock	—	—	—	—	(8,394)	(8,394)
Balance at March 31, 2016	$21,799	$376,400	$759,567	$17,762	$(484,032)	$691,496
Net earnings	—	—	35,377	—	—	35,377
Net change in post-retirement benefit liability	—	—	—	64	—	64
Change in unrealized gain on investments	—	—	—	(10,143)	—	(10,143)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	225	—	225
Comprehensive income						25,523
Dividends paid to common shareholders	—	—	(17,249)	—	—	(17,249)
Shares issued and share-based compensation expense, including tax benefit	30	2,345	—	—	—	2,375
Acquisition of treasury stock	—	—	—	—	(2,958)	(2,958)
Balance at December 31, 2016	$21,829	$378,745	$777,695	$7,907	$(486,990)	$699,187
Net earnings	—	—	10,646	—	—	10,646
Net change in post-retirement benefit liability	—	—	—	(8)	—	(8)
Change in unrealized gain on investments	—	—	—	6,579	—	6,579
Change in non-credit component of impairment losses on fixed maturities	—	—	—	22	—	22
Comprehensive income						17,239
Dividends paid to common shareholders	—	—	(6,402)	—	—	(6,402)
Shares issued and share-based compensation expense	18	1,430	—	—	—	1,449
Acquisition of treasury stock	—	—	—	—	(2,303)	(2,303)
Balance at March 31, 2017	$21,848	$380,175	$781,939	$14,500	$(489,293)	$709,170
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Three months ended
	March 31,
	2017	2016
Operating Activities:
Net earnings	$10,646	$7,708
Adjustments:
Depreciation	4,022	3,083
Amortization	5,327	5,801
Net realized gains on investments	(509)	(139)
(Gain) loss on disposal of property and equipment	(2)	3
Share-based compensation expense	1,384	323
Activity related to rabbi trust	69	18
Change in accrued investment income	246	823
Change in agents’ balances and premium receivable	(17,105)	(31,061)
Change in reinsurance receivables	917	(3,730)
Change in deferred policy acquisition costs	(2,957)	(4,056)
Change in other assets	(4,276)	(3,130)
Change in unpaid losses and loss adjustment expenses	(6,508)	3,511
Change in unearned premium	26,943	35,850
Change in other liabilities	5,341	(4,039)
Net cash provided by operating activities	23,538	10,965
Investing Activities:
Purchases of fixed maturities	(120,831)	(157,887)
Purchases of equity securities	(1,900)	0
Purchases of property and equipment	(889)	(4,945)
Maturities and redemptions of fixed maturities	43,319	39,298
Proceeds from sale of fixed maturities	37,671	103,935
Proceeds from sale of equity securities	2,002	0
Proceeds from sale of short-term investments	2,400	4,602
Proceeds from sale of property and equipment	19	0
Net cash used in investing activities	(38,209)	(14,996)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	65	57
Principal payments under capital lease obligations	(135)	(120)
Acquisition of treasury stock	(2,296)	(9,021)
Dividends paid to shareholders	(6,402)	(5,744)
Net cash used in financing activities	(8,768)	(14,829)
Net decrease in cash and cash equivalents	(23,438)	(18,860)
Cash and cash equivalents at beginning of period	92,800	62,483
Cash and cash equivalents at end of period	$69,361	$43,623

See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
INDEX TO NOTES

1.	Significant Reporting and Accounting Policies	7.	Additional Information

2.	Computation of Net Earnings Per Share	8.	Insurance Reserves

3.	Fair Value	9.	Commitments and Contingencies

4.	Investments	10.	Accumulated Other Comprehensive Income

5.	Long-Term Debt	11.	Segment Information

6.	Income Taxes

Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We are a holding company that provides insurance through our subsidiaries for personal auto with a concentration on nonstandard risks, commercial vehicles and classic collectors. Although licensed to write insurance in all 50 states and the District of Columbia, we focus on select states that we believe offer the greatest opportunity for premium growth and profitability.
Basis of Consolidation and Reporting
The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2016. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.
These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant intercompany transactions and balances.
We have evaluated events that occurred after March 31, 2017, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Adopted Accounting Standards
In March 2016 the FASB issued an ASU related to the accounting for employee share-based payments. The guidance addresses the recognition, presentation and classification of awards, forfeitures and shares withheld for tax purposes. We adopted the change to the presentation of excess tax benefits on the consolidated statements of cash flow retrospectively and all other portions of the standard prospectively as of January 1, 2017. The adoption of this standard did not have a material impact on our financial condition or results of operations.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Recently Issued Accounting Standards
In March 2017 the FASB issued an ASU related to the amortization of premium on purchased callable debt securities. The guidance amends the amortization period for certain purchased callable debt securities held at a premium. Securities that contain explicit, noncontingent call features that are callable at fixed prices and on preset dates should shorten the amortization period for the premium to the earliest call date (and if the call option is not exercised, the effective yield is reset using the payment terms of the debt security). The standard is effective for fiscal years, and interim period within those years, beginning after December 15, 2018, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.
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
In February 2016 the FASB issued an ASU related to the accounting for leases. The guidance requires lessees to recognize lease assets and liabilities on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018, and is to be applied retrospectively, with an option to use a modified retrospective approach for leases which commenced prior to the effective date of this ASU. We continue to evaluate the impact this ASU will have on the Company's consolidated financial statements.
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of March 31, 2017, we have $12.6 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance. In August 2015 the FASB issued an ASU to defer the effective date from fiscal years beginning after December 15, 2016, to fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations. As an insurance-entity, we are largely exempt from the provisions of this standard, with only fee income totaling $107.4 million for the year ended December 31, 2016, subject to this new standard.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Three months ended
	March 31,
	2017	2016
Net earnings	$10,646	$7,708
Average basic shares outstanding	10,998	11,036
Basic net earnings per share	$0.97	$0.70

Average basic shares outstanding	10,998	11,036
Restricted stock not vested	33	21
Dilutive effect of Performance Share Plan	96	77
Average diluted shares outstanding	11,127	11,134
Diluted net earnings per share	$0.96	$0.69

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
March 31, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$69,361	$0	$0	$69,361
Fixed maturity securities:
U.S. government	63,262	0	0	63,262
State and municipal	0	491,753	3,479	495,231
Mortgage-backed securities:
Residential	0	347,329	0	347,329
Commercial	0	57,252	0	57,252
Total mortgage-backed securities	0	404,580	0	404,580
Asset-backed securities	0	39,558	4,584	44,142
Corporates	0	415,872	2,553	418,425
Total fixed maturities	63,262	1,351,763	10,616	1,425,640
Equity securities	96,960	0	0	96,960
Short-term investments	0	503	0	503
Total cash and investments	$229,583	$1,352,266	$10,616	$1,592,465
Percentage of total cash and investments	14.4%	84.9%	0.7%	100.0%

December 31, 2016
Cash and cash equivalents	$92,800	$0	$0	$92,800
Fixed maturity securities:
U.S. government	62,480	5	0	62,485
State and municipal	0	472,471	3,860	476,331
Mortgage-backed securities:
Residential	0	340,367	0	340,367
Commercial	0	69,801	0	69,801
Total mortgage-backed securities	0	410,169	0	410,169
Asset-backed securities	0	37,196	412	37,608
Corporates	0	402,909	666	403,575
Total fixed maturities	62,480	1,322,749	4,938	1,390,167
Equity securities	90,640	0	0	90,640
Short-term investments	769	2,139	0	2,907
Total cash and investments	$246,689	$1,324,888	$4,938	$1,576,514
Percentage of total cash and investments	15.6%	84.0%	0.3%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $289.8 million and $278.7 million fair value of our long-term debt at March 31, 2017, and December 31, 2016, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

Three months ended March 31, 2017	State and Municipal	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$3,860	$412	$666	$4,938
Total (losses) gains, unrealized or realized
Included in net earnings	(31)	0	1	(30)
Included in other comprehensive income	15	1	(22)	(6)
Purchases	0	4,259	2,000	6,259
Sales	(694)	0	0	(694)
Settlements	0	(88)	(92)	(180)
Transfers in	329	0	0	329
Balance at end of period	$3,479	$4,584	$2,553	$10,616

Three months ended March 31, 2016
Balance at beginning of period	$10	$0	$1,524	$1,534
Total (losses) gains, unrealized or realized
Included in net earnings	(0)	0	3	3
Included in other comprehensive income	(0)	1	1	1
Purchases	0	0	0	0
Sales	0	0	0	0
Settlements	(10)	0	(86)	(96)
Transfers in	0	1,338	0	1,338
Balance at end of period	$0	$1,338	$1,442	$2,781

Of the $10.6 million fair value of securities in Level 3 at March 31, 2017, which consisted of twelve securities, we priced nine based on non-binding broker quotes and three securities, which were included in Level 3 because they were not rated by a nationally recognized statistical rating organization, were priced by a nationally recognized pricing service.
During the three months ended March 31, 2017, one security, which was an exchange of a rated municipal bond for an unrated refunded bond, was transferred from Level 2 into Level 3 . There were no transfers of securities between Levels 1 and 2. One security was transferred from Level 2 into Level 3 during the first quarter of 2016 because a price could not be determined using observable market inputs.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$69,361	$69,361	$92,800	$92,800
Available-for-sale securities:
Fixed maturities	1,425,640	1,425,640	1,390,167	1,390,167
Equity securities	96,960	96,960	90,640	90,640
Short-term investments	503	503	2,907	2,907
Total cash and investments	$1,592,465	$1,592,465	$1,576,514	$1,576,514
Liabilities:
Long-term debt	$273,644	$289,831	$273,591	$278,726
Refer to Note 4 – Investments to the Consolidated Financial Statements for additional information on investments and Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three months ended March 31, 2017, and March 31, 2016, were $42.1 million and $108.5 million, respectively. The proceeds for the three months ended March 31, 2017, were net of $5.2 million of receivable for securities sold as of March 31, 2017. The proceeds for the three months ended March 31, 2016, were net of $2.1 million of receivable for securities sold during the first quarter of 2016 that had not settled as of March 31, 2016.
Gross gains of $0.7 million and gross losses of $0.2 million were realized on sales of available-for-sale securities during the three months ended March 31, 2017, compared with gross gains of $1.3 million and gross losses of $1.0 million realized on sales during the three months ended March 31, 2016. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

March 31, 2017	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$63,533	$46	$(316)	$63,262	$0
State and municipal	493,034	3,756	(1,559)	495,231	(51)
Mortgage-backed securities:
Residential	350,636	2,043	(5,350)	347,329	(1,944)
Commercial	58,035	49	(832)	57,252	0
Total mortgage-backed securities	408,670	2,092	(6,182)	404,580	(1,944)
Asset-backed securities	44,100	90	(48)	44,142	(8)
Corporates	414,366	5,140	(1,082)	418,425	(31)
Total fixed maturities	1,423,704	11,124	(9,188)	1,425,640	(2,035)
Equity securities	77,608	19,352	0	96,960	0
Short-term investments	504	0	(1)	503	0
Total	$1,501,815	$30,476	$(9,188)	$1,523,103	$(2,035)

December 31, 2016
Fixed maturities:
U.S. government	$62,808	$55	$(377)	$62,485	$0
State and municipal	477,834	2,313	(3,816)	476,331	(51)
Mortgage-backed securities:
Residential	343,095	2,306	(5,034)	340,367	(1,967)
Commercial	70,676	63	(939)	69,801	0
Total mortgage-backed securities	413,772	2,369	(5,972)	410,169	(1,967)
Asset-backed securities	37,562	93	(47)	37,608	(8)
Corporates	400,685	4,389	(1,499)	403,575	(41)
Total fixed maturities	1,392,660	9,219	(11,711)	1,390,167	(2,068)
Equity securities	77,013	13,627	0	90,640	0
Short-term investments	2,909	0	(2)	2,907	0
Total	$1,472,582	$22,846	$(11,713)	$1,483,714	$(2,068)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
March 31, 2017	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	33	$49,337	$(316)	0.6%	0	$0	$0	0.0%
State and municipal	91	176,005	(1,550)	0.9%	1	1,089	(9)	0.9%
Mortgage-backed securities:
Residential	404	235,776	(4,846)	2.0%	43	11,998	(504)	4.0%
Commercial	14	36,390	(778)	2.1%	5	13,895	(54)	0.4%
Total mortgage-backed securities	418	272,167	(5,624)	2.0%	48	25,893	(558)	2.1%
Asset-backed securities	14	11,515	(41)	0.4%	2	1,906	(7)	0.4%
Corporates	76	95,913	(928)	1.0%	6	5,672	(154)	2.6%
Total fixed maturities	632	604,937	(8,459)	1.4%	57	34,560	(729)	2.1%
Short-term investments	1	503	(1)	0.1%	0	0	0	0.0%
Total	633	$605,440	$(8,459)	1.4%	57	$34,560	$(729)	2.1%

December 31, 2016
Fixed maturities:
U.S. government	31	$47,640	$(377)	0.8%	0	$0	$0	0.0%
State and municipal	146	303,428	(3,816)	1.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	381	225,117	(4,559)	2.0%	40	11,891	(474)	3.8%
Commercial	14	38,002	(788)	2.0%	7	26,537	(150)	0.6%
Total mortgage-backed securities	395	263,119	(5,347)	2.0%	47	38,428	(625)	1.6%
Asset-backed securities	9	7,836	(46)	0.6%	1	519	(1)	0.1%
Corporates	98	145,089	(1,272)	0.9%	7	7,745	(227)	2.8%
Total fixed maturities	679	767,112	(10,859)	1.4%	55	46,693	(852)	1.8%
Short-term investments	3	2,907	(2)	0.1%	0	0	0	0.0%
Total	682	$770,019	$(10,861)	1.4%	55	$46,693	$(852)	1.8%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	March 31, 2017	December 31, 2016
Number of positions held with unrealized:
Gains	620	527
Losses	690	737
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	86%	85%
Losses that were investment grade	96%	97%
Percentage of fair value held with unrealized:
Gains that were investment grade	87%	84%
Losses that were investment grade	97%	97%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at March 31, 2017, ($ in thousands):

Age of Unrealized Losses	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Three months or less	$130,821	$(342)	$(342)	$0	$0
Four months through six months	357,707	(5,972)	(5,939)	(33)	0
Seven months through nine months	112,199	(2,075)	(1,977)	(98)	0
Ten months through twelve months	4,744	(71)	(71)	0	0
Greater than twelve months	34,529	(728)	(597)	(131)	0
Total	$640,000	$(9,188)	$(8,926)	$(262)	$0
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
Three months ended March 31, 2017	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Unrealized holding gains on securities arising during the period	$4,368	$6,294	$3	$(3,733)	$6,932
Realized losses (gains) on securities sold	52	(569)	(1)	182	(337)
Impairment loss recognized in earnings	10	0	0	(3)	6
Change in unrealized, net	$4,429	$5,725	$1	$(3,554)	$6,601

Three months ended March 31, 2016
Unrealized holding gains on securities arising during the period	$15,332	$125	$2	$(5,411)	$10,048
Realized (gains) losses on securities sold	(259)	0	2	90	(167)
Impairment loss recognized in earnings	118	0	0	(41)	76
Change in unrealized, net	$15,190	$125	$4	$(5,362)	$9,958
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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$557	$683
Additions for:
Newly impaired securities	10	0
Reductions for:
Securities sold and paid down	(24)	(26)
Ending balance	$542	$658
The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2017, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$67,637	$34,894	$4,210	$106,740	$106,491
After one year through five years	419,832	198,613	0	618,445	614,983
After five years through ten years	153,514	88,491	0	242,005	239,813
After ten years	1,708	6,019	2,000	9,727	9,646
Mortgage- and asset-backed securities	137,242	311,480	0	448,723	452,771
Total	$779,933	$639,497	$6,210	$1,425,640	$1,423,704
Note 5 Long-Term Debt

($ in thousands)	March 31, 2017	December 31, 2016
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,356	1,409
Long-term debt less unamortized debt issuance costs	$273,644	$273,591
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the March 31, 2017, fair value of $289.8 million using a 150 basis point spread to the 10-year U.S. Treasury Note of 2.389%.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of March 31, 2017, there were no borrowings outstanding against it.
Note 6 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended
	March 31,
	2017	2016
Earnings before income taxes	$15,078	$10,776
Income taxes at statutory rate	5,277	3,772
Effect of:
Dividends-received deduction	(79)	(72)
Tax-exempt interest	(633)	(639)
Other	(134)	8
Provision for income taxes as shown on the Consolidated Statements of Earnings	$4,432	$3,068
GAAP effective tax rate	29.4%	28.5%
Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended
	March 31,
	2017	2016
Income tax payments	$3,100	$0
Interest payments on debt	6,875	6,875
Interest payments on capital leases	21	20
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $48.1 million and $40.6 million at March 31, 2017, and December 31, 2016, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (IBNR), and unpaid loss adjustment expenses (LAE). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended
	March 31,
	2017	2016
Balance at Beginning of Period
Unpaid losses on known claims	$238,412	$237,660
IBNR losses	306,641	290,097
LAE	140,402	142,207
Total unpaid losses and LAE	685,455	669,965
Reinsurance recoverables	(17,130)	(14,694)
Unpaid losses and LAE, net of reinsurance recoverables	668,325	655,271
Current Activity
Loss and LAE incurred:
Current accident year	277,044	271,167
Prior accident years	(6,368)	(5,883)
Total loss and LAE incurred	270,676	265,284
Loss and LAE payments:
Current accident year	(96,869)	(89,444)
Prior accident years	(179,319)	(175,360)
Total loss and LAE payments	(276,187)	(264,804)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	662,814	655,751
Add back reinsurance recoverables	16,133	17,724
Total unpaid losses and LAE	678,947	673,475
Unpaid losses on known claims	233,303	236,701
IBNR losses	307,932	295,281
LAE	137,712	141,493
Total unpaid losses and LAE	$678,947	$673,475
The $6.4 million of favorable reserve development during the three months ended March 31, 2017, was primarily due to decreases in frequency estimates in California and Florida material damage coverages related to accident year 2016, partially offset by increases in severity estimates in personal injury protection coverages and in bodily injury coverages in our commercial vehicle product related to accident years 2016 and prior.
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
Note 9 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed on Form 10-K for the year ended December 31, 2016. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2016.

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
We also face, in the ordinary course of business, lawsuits that seek damages beyond policy limits, commonly known as extra-contractual claims, as well as class action and individual lawsuits that involve issues not unlike those facing other insurance companies and employers. In addition, regulatory bodies, including state insurance departments and the Securities and Exchange Commission, among others, may make inquiries, investigate consumer complaints or conduct on-site examinations concerning specific business practices or compliance more generally. Such inquiries, investigations or examinations have in the past and may in the future directly or indirectly result in regulatory orders requiring remedial, injunctive or other actions or the assessment of substantial fines or other penalties.
During the first quarter of 2017, as a result of our review of certain business practices surrounding a California consumer complaint to the California Department of Insurance, a $3.8 million adjustment was made to written and earned premium, as a result of premium to be returned to policyholders.
We continually evaluate potential liabilities and reserves for contingencies of these types using the criteria established by the Contingencies topic of the FASC. Under this guidance we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount. If a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line-items “Unpaid losses and loss adjustment expenses” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the Consolidated Statements of Earnings within “Losses and loss adjustment expenses” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.
Certain claims and regulatory or legal actions have been threatened or brought against us for which we have accrued no loss, and for which an estimate of a possible range of loss cannot be made under the above rules. While it is not possible to predict the ultimate outcome of these claims or actions, we do not believe they are likely to have a material effect on our financial condition or liquidity. However, losses incurred because of these cases could have a material adverse impact on net earnings in a given period.
For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2016.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 10 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended March 31,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$1,033	$(361)	$671	$944	$(331)	$614
Effect on other comprehensive income	(13)	4	(8)	(11)	4	(7)
Accumulated change in post-retirement benefit liability, end of period	1,020	(357)	663	934	(327)	607
Accumulated unrealized gains on investments, net, beginning of period	11,133	(3,896)	7,236	11,072	(3,875)	7,197
Other comprehensive income before reclassification	10,664	(3,733)	6,932	15,459	(5,411)	10,048
Reclassification adjustment for other-than-temporary impairments included in net income	10	(3)	6	118	(41)	76
Reclassification adjustment for realized gains included in net income	(519)	182	(337)	(257)	90	(167)
Effect on other comprehensive income	10,155	(3,554)	6,601	15,320	(5,362)	9,958
Accumulated unrealized gains on investments, net, end of period	21,288	(7,451)	13,837	26,392	(9,237)	17,155
Accumulated other comprehensive income, beginning of period	12,165	(4,258)	7,907	12,016	(4,206)	7,811
Change in post-retirement benefit liability	(13)	4	(8)	(11)	4	(7)
Change in unrealized gains on investments, net	10,155	(3,554)	6,601	15,320	(5,362)	9,958
Effect on other comprehensive income	10,143	(3,550)	6,593	15,309	(5,358)	9,951
Accumulated other comprehensive income, end of period	$22,308	$(7,808)	$14,500	$27,326	$(9,564)	$17,762

Note 11 Segment Information
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

All segment revenues are generated from external customers. The following table provides revenues by segment and a reconciliation to "Total revenues" as reported on the Consolidated Statements of Earnings ($ in thousands):

	Three months ended
	March 31,
Gross written premium:	2017	2016
Personal Auto	$324,352	$337,500
Commercial Vehicle	42,785	35,240
Classic Collector	3,565	3,229
Total gross written premium	370,702	375,968

Ceded reinsurance:
Personal Auto	(983)	(1,012)
Commercial Vehicle	(1,412)	(2,994)
Classic Collector	(213)	(250)
Total ceded reinsurance	(2,608)	(4,256)

Net written premium:
Personal Auto	323,369	336,488
Commercial Vehicle	41,373	32,246
Classic Collector	3,352	2,979
Total net written premium	368,094	371,712

Change in unearned premium:
Personal Auto	(20,983)	(32,700)
Commercial Vehicle	(6,170)	(3,433)
Classic Collector	428	606
Total change in unearned premium	(26,726)	(35,528)

Earned premium:
Personal Auto	302,386	303,788
Commercial Vehicle	35,203	28,812
Classic Collector	3,780	3,584
Total earned premium	341,368	336,184

Installment and other fee income:
Personal Auto	24,148	23,171
Commercial Vehicle	2,802	2,346
Classic Collector	0	0
Total installment and other fee income	26,949	25,518

Net investment income	8,695	8,063
Net realized gains on investments	509	139
Other income	275	258
Total revenues	$377,797	$370,162

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

	Three months ended March 31, 2017
	Personal Auto		Commercial Vehicle		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$1,594	98.3%	$629	95.3%	$335	95.3%	$2,558	98.0%
Bad debt charge-offs	2,251		291		10		2,552
Favorable (unfavorable) development on prior accident years	6,986		(874)		256		6,368
Statutory calendar year underwriting income	10,831	95.2%	45	97.1%	602	88.3%	11,478	95.4%
Statutory-to-GAAP underwriting income differences							225
GAAP calendar year underwriting income							11,703	96.6%

Net investment income							8,695
Net realized gains on investments							509
Other income							275
Interest expense							(3,512)
Corporate general and administrative expenses							(2,271)
Other expenses							(322)
Earnings before income taxes							$15,078
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Three months ended March 31, 2016
	Personal Auto		Commercial Vehicle		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$(2,050)	98.8%	$(715)	100.5%	$790	83.5%	$(1,975)	98.7%
Bad debt charge-offs	3,032		354		11		3,397
Favorable (unfavorable) development on prior accident years	3,655		1,880		349		5,883
Statutory calendar year underwriting income	4,636	96.4%	1,519	92.9%	1,149	73.3%	7,304	96.0%
Statutory-to-GAAP underwriting income differences							507
GAAP calendar year underwriting income							7,812	97.7%

Net investment income							8,063
Net realized gains on investments							139
Other income							258
Interest expense							(3,509)
Corporate general and administrative expenses							(1,704)
Other expenses							(282)
Earnings before income taxes							$10,776
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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends, and competitive conditions in our key Focus States (defined in Results of Operations – Underwriting – Premium). We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements refer to Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.
OVERVIEW
A decline in new application counts in California and Florida, partially offset by new business growth, higher average premium and an increase in retention in Texas as well as renewal policy growth in our Commercial Vehicle product resulted in a reduction of gross written premium of 1.4% during the first quarter of 2017 compared with the first quarter of 2016. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the three months ended March 31, 2017, were $10.6 million and $0.96, respectively, compared with $7.7 million and $0.69, respectively, for the same period of 2016. The increase in net earnings and diluted earnings per share for the three months ended March 31, 2017, was primarily due to a decrease in the accident year combined ratio from 99.4% at March 31, 2016, to 98.4% at March 31, 2017.
Included in net earnings for the three months ended March 31, 2017, was $4.1 million ($6.4 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in frequency estimates in California and Florida material damage coverages related to accident year 2016, partially offset by increases in severity estimates in personal injury protection coverages and in bodily injury coverages in our commercial vehicle product related to accident years 2016 and prior. Included in net earnings for the three months ended March 31, 2016, was $3.8 million ($5.9 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in severity estimates and loss adjustment expenses related to Florida and California bodily injury coverages as well as a decrease in severity estimates in Florida personal injury protection, all related to accident years 2014 and prior. This was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through March 31, 2017:

	Accident Year Combined Ratio Developed Through				Prior Accident Year (Favorable) Unfavorable Development ($ in millions)
	Dec 2015	Mar 2016	Dec 2016	Mar 2017	Q1 2017
Accident Year
Prior						$0.2
2009	92.4%	92.4%	92.4%	92.4%	0.0%	0.1
2010	99.4%	99.3%	99.3%	99.3%	0.0%	0.0
2011	100.2%	100.0%	99.8%	99.9%	0.0%	0.3
2012	100.1%	99.9%	99.6%	99.5%	(0.1)%	(1.6)
2013	95.5%	95.3%	94.8%	94.9%	0.1%	1.4
2014	95.4%	95.0%	94.4%	94.4%	0.1%	0.8
2015	97.8%	98.3%	98.3%	98.4%	0.0%	0.4
2016		99.4%	98.4%	97.8%	(0.6)%	(8.0)
2017 YTD				98.4%
						$(6.4)
During the first quarter of 2017, a $3.8 million adjustment was made to written and earned premium as a result of premium to be returned to policyholders in California. Excluding the adjustment, the accident year combined ratio at March 31, 2017 is 97.4%. For more details on the premium adjustment, refer to Note 9 - Commitments and Contingencies to the Consolidated Financial Statements and for a more detailed discussion of our underwriting results, refer to Results of Operations – Underwriting – Profitability.
Pre-tax net investment income increased from $8.1 million during the three months ended March 31, 2016, to $8.7 million during the three months ended March 31, 2017, primarily due to lower premium amortization on mortgage-backed securities during 2017.
Our book value per share increased 1.3% from $63.31 at December 31, 2016, to $64.16 at March 31, 2017. This increase was primarily due to earnings and an increase in unrealized gains, partially offset by shareholder dividends and share repurchases during the year.
RESULTS OF OPERATIONS
Underwriting
Premium
Our insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, we believe that it is generally understood to mean coverage for drivers who, due to factors such as their driving record, driving experience, lapse in (or the absence of) prior insurance, or credit history, represent a higher than normal risk. Customers in the market for nonstandard auto insurance generally seek minimum required liability limits and are willing to accept restrictive coverages in exchange for more affordable insurance, given their risk profile. We also write commercial vehicle insurance and insurance for classic collectible automobiles (Classic Collector).
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas that we believe offer the greatest opportunity for premium growth and profitability.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended March 31,
	2017	2016	Change	% Change
Gross written premium:
Personal Auto	$324,352	$337,500	$(13,148)	(3.9)%
Commercial Vehicle	42,785	35,240	7,545	21.4%
Classic Collector	3,565	3,229	336	10.4%
Total gross written premium	370,702	375,968	(5,267)	(1.4)%
Ceded reinsurance	(2,608)	(4,256)	1,648	(38.7)%
Net written premium	368,094	371,712	(3,618)	(1.0)%
Change in unearned premium	(26,726)	(35,528)	8,802	(24.8)%
Net earned premium	$341,368	$336,184	$5,184	1.5%
The following table summarizes our policies in force:

	At March 31,
	2017	2016	Change	% Change
Personal Auto	706,783	766,166	(59,383)	(7.8)%
Commercial Vehicle	53,756	50,531	3,225	6.4%
Classic Collector	41,547	41,226	321	0.8%
Total policies in force	802,086	857,923	(55,837)	(6.5)%
During the first three months of 2017, we implemented rate revisions in various states with an overall rate increase of 2.0%. Policies in force at March 31, 2017, decreased 6.5% compared with the same period in 2016.
The decrease in gross written premium in Personal Auto during the first quarter of 2017 was primarily due to premium declines in Florida and California, partially offset by growth in Texas. New business in California and Florida declined during the first quarter of 2017 due to a reduction in application counts as we focused on improving profitability in these states. Growth during the first three months in Texas was primarily due to new business growth, higher average premium and an increase in retention.
The gross written premium growth in our Commercial Vehicle product during the first quarter of 2017 was primarily due to renewal policy growth and higher average premium in Texas, California and Florida.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents statutory and GAAP combined ratios:

	Three months ended March 31,
	2017			2016			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	79.6%	15.6%	95.2%	79.6%	16.9%	96.4%	0.1%	(1.3)%	(1.2)%
Commercial Vehicle	81.0%	16.1%	97.1%	77.3%	15.6%	92.9%	3.7%	0.5%	4.2%
Classic Collector	51.0%	37.2%	88.3%	41.3%	32.0%	73.3%	9.7%	5.2%	14.9%
Total statutory ratios	79.5%	15.9%	95.4%	79.1%	17.0%	96.0%	0.5%	(1.1)%	(0.6)%
Total statutory ratios excluding development	81.4%	15.9%	97.3%	80.8%	17.0%	97.8%	0.6%	(1.1)%	(0.5)%
GAAP ratios	79.3%	17.3%	96.6%	78.9%	18.8%	97.7%	0.4%	(1.5)%	(1.1)%
GAAP ratios excluding development	81.2%	17.3%	98.4%	80.7%	18.8%	99.4%	0.5%	(1.5)%	(1.0)%
During the first quarter of 2017, a $3.8 million adjustment was made to written and earned premium as a result of premium to be refunded to policyholders in California. Excluding the adjustment, the statutory and GAAP combined ratios for the first quarter of 2017 would have been 94.3% and 95.5%, respectively.
The statutory combined ratio for the three months ended March 31, 2017, decreased by 0.6 point from the same period of 2016. The first quarter of 2017 included $6.4 million of favorable reserve development on prior accident year loss and LAE reserves primarily due to decreases in frequency estimates in California and Florida material damage coverages related to accident year 2016, partially offset by increases in severity estimates in personal injury protection coverages and in bodily injury coverages in our commercial vehicle product related to accident years 2016 and prior. The first quarter of 2016 included $5.9 million of favorable development on prior accident year loss and LAE reserves primarily due to decreases in severity estimates and loss adjustment expenses related to Florida and California bodily injury coverages as well as a decrease in severity estimates in Florida personal injury protection, all related to accident years 2014 and prior. This was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity. Excluding the effect of development, the statutory combined ratio decreased 0.5 point during the first quarter of 2017, compared with the same period of 2016.
The GAAP combined ratio for the three months ended March 31, 2017, decreased by 1.1 points from the same period of 2016. Excluding the effect of development, the GAAP combined ratio decreased by 1.0 point during the first quarter of 2017 primarily due to lower commission expense and higher fee income.
Losses from catastrophes were $1.5 million for the three months ended March 31, 2017, compared with $1.2 million for the same period of 2016.
The 1.2 points decrease in the Personal Auto combined ratio for the three months ended March 31, 2017, compared with the same period of 2016, was primarily due to a reduction in commission expense in Florida and Texas and an increase in fee income in Texas.
The 4.2 points increase in the Commercial Vehicle combined ratio for the three months ended March 31, 2017, was primarily due to an increase in large losses paid during the first quarter of 2017.
Installment and Other Fee Income

	Three months ended
	March 31,
($ in thousands)	2017	2016
Installment and other fee income	$26,949	$25,518
The increase in installment and other fee income charged to policyholders during the first three months of 2017 was primarily related to an increase in installment fees.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended
	March 31,
	2017	2016
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,890	$8,280
Dividends on equity securities	376	345
Gross investment income	9,266	8,626
Investment expenses	(570)	(563)
Net investment income	8,695	8,063
Average investment balance, at cost	$1,542,245	$1,506,349
Annualized returns excluding realized gains and losses	2.3%	2.1%
Annualized returns including realized gains and losses	2.4%	2.2%
Pre-tax net investment income increased from $8.1 million during the three months ended March 31, 2016, to $8.7 million during the three months ended March 31, 2017, primarily due to lower premium amortization on mortgage-backed securities during 2017.
The book yield on our portfolio continues to exceed our new money rates. Therefore, we expect investment returns will gradually decline as proceeds from maturing or prepaid investments are expected to be reinvested at yields lower than the average book yield for the total portfolio.
The following table provides information about our fixed maturity investments at March 31, 2017, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2017	$59,088	$100,764	$159,852	2.3%
2018	52,402	133,757	186,159	2.2%
2019	44,805	180,987	225,792	2.1%
2020	39,701	180,617	220,318	2.5%
2021	29,365	119,935	149,301	2.7%
Thereafter	210,837	204,922	415,759	2.7%
Total	$436,199	$920,982	$1,357,181	2.5%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses) on Investments
We recorded net realized gains (losses) on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Net Realized (Losses) Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized (Losses) Gains on Investments	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains (Losses) on Investments
Fixed maturities	$(52)	$(10)	$(62)	$259	$(118)	$141
Equity securities	569	0	569	0	0	0
Short-term investments	1	0	1	(2)	0	(2)
Total	$519	$(10)	$509	$257	$(118)	$139
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
Interest Expense

	Three months ended
	March 31,
($ in thousands)	2017	2016
5.0% Senior Notes	$3,438	$3,438
Amortization of debt issuance costs	53	51
Capital leases	21	20
Total	$3,512	$3,509
At March 31, 2017, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate was 29.4% and 28.5% for the three months ended March 31, 2017, and 2016, respectively. The GAAP effective tax rate has increased in 2017 primarily as a result of an increase in pre-tax income, offset by a change in how the difference between tax and book expense related to the payment of stock compensation is recorded. Refer to Note 6 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of March 31, 2017, the holding company had $156.0 million of cash and investments. In 2017 our insurance subsidiaries may pay us up to $59.3 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2017, our insurance subsidiaries have paid us ordinary dividends of $14.5 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

positive cash flows from operations of $28.4 million during the three months ended March 31, 2017, compared with positive operating cash flows of $23.1 million during the same period of 2016.
At March 31, 2017, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of March 31, 2017, there were no borrowings outstanding against it. We intend to renew our line of credit in August 2017.
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
Uses of Funds
In February 2017 we increased our quarterly dividend to $0.58 per share from $0.52 per share. At this current amount, our 2017 annualized dividend payments would be approximately $25.6 million.
On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program to December 31, 2016, from December 31, 2014. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017. As of March 31, 2017, we had $34.1 million of authority remaining under this program. Share repurchases during the first three months of 2017 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)
First quarter	8,756	$89.58
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Reinsurance
Premium ceded under all reinsurance agreements for the three months ended March 31, 2017, was $2.6 million compared with $4.3 million for the same period of 2016. Refer to Note 11 - Reinsurance to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2016, for more information on our reinsurance contracts.
Investments
Our consolidated investment portfolio at March 31, 2017, contained approximately $1.4 billion in fixed maturity securities, $97.0 million in equity securities and $0.5 million of short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At March 31, 2017, we had pre-tax net unrealized gains of $1.9 million on fixed maturities and pre-tax net unrealized gains of $19.4 million on equity securities. Combined, the pre-tax net unrealized gain increased by $10.2 million for the three months ended March 31, 2017. This increase occurred as a result of lower market interest rates and a rise in global equity markets. The average option adjusted duration of our fixed maturity portfolio was 3.5 years at March 31, 2017, compared with 3.3 years at December 31, 2016.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.0% of our fixed maturity investments at March 31, 2017, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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
Summarized information for our investment portfolio at March 31, 2017, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$63,533	$63,262	4.2%
State and municipal	493,034	495,231	32.5%
Mortgage- and asset-backed:
Residential mortgage-backed securities	350,636	347,329	22.8%
Commercial mortgage-backed securities	58,035	57,252	3.8%
Asset-backed securities (ABS):
Auto loans	29,495	29,514	1.9%
Equipment leases	7,589	7,613	0.5%
Credit card	2,514	2,523	0.2%
All other	4,501	4,492	0.3%
Total ABS	44,100	44,142	2.9%
Total mortgage- and asset-backed	452,771	448,723	29.5%
Corporates
Investment grade	291,768	293,320	19.3%
Non-investment grade	122,599	125,104	8.2%
Total corporates	414,366	418,425	27.5%
Total fixed maturities	1,423,704	1,425,640	93.6%
Equity securities	77,608	96,960	6.4%
Short-term investments	504	503	0.0%
Total investments	$1,501,815	$1,523,103	100.0%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at March 31, 2017, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$63,262	$0	$0	$0	$0	$63,262	4.4%
State and municipal	145,851	261,041	84,861	0	3,479	495,231	34.7%
Mortgage- and asset-backed	428,519	15,832	1,268	3,103	0	448,723	31.5%
Corporates	1,705	34,840	130,383	126,392	125,104	418,425	29.3%
Total fair value	$639,337	$311,713	$216,512	$129,495	$128,583	$1,425,640	100.0%
% of total fair value	44.8%	21.9%	15.2%	9.1%	9.0%	100.0%
ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2017, there were no material changes to the information provided on Form 10-K for the year ended December 31, 2016, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the subcaption “Credit Risk” of our Form 10-K for the year ended December 31, 2016.
ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings and there have not been any material developments in our legal proceedings disclosed on Form 10-K for the year ended December 31, 2016. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings of our Form 10-K for the year ended December 31, 2016.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 1A
Risk Factors
There have been no material changes in our risk factors as disclosed on Form 10-K for the year ended December 31, 2016. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors of our Form 10-K for the year ended December 31, 2016.
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
January 1, 2017 - January 31, 2017	4,000	$87.13	4,000	$34,530,431
February 1, 2017 - February 28, 2017	2,200	88.22	2,200	34,334,922
March 1, 2017 - March 31, 2017	18,004	97.56	2,556	34,092,355
Total	24,204	$94.99	8,756	$34,092,355

(a)	Includes 15,448 shares surrendered to cover the withholding taxes related to the issuance of shares under the performance share plan.

(b)	Average price paid per share excludes commissions.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROBERT H. BATEMAN
May 4, 2017		Robert H. Bateman
Executive Vice President, Chief Financial Officer and Treasurer