Form 10-Q
period 2017-06-30
INFINITY PROPERTY & CASUALTY CORP
filed 2017-08-03
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 11,037,459 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Earned premium	$339,147	$340,715	(0.5)%	$680,516	$676,899	0.5%
Installment and other fee income	26,461	25,385	4.2%	53,410	50,903	4.9%
Net investment income	9,001	8,927	0.8%	17,696	16,990	4.2%
Net realized gains (losses) on investments (1)	1,886	(164)	NM	2,396	(25)	NM
Other income	391	220	77.3%	666	478	39.2%
Total revenues	376,886	375,084	0.5%	754,683	745,246	1.3%
Costs and Expenses:
Losses and loss adjustment expenses	273,621	263,514	3.8%	544,296	528,798	2.9%
Commissions and other underwriting expenses	90,241	89,164	1.2%	176,180	177,771	(0.9)%
Interest expense	3,511	3,508	0.1%	7,023	7,017	0.1%
Corporate general and administrative expenses	2,447	2,060	18.8%	4,718	3,764	25.4%
Other expenses	507	797	(36.4)%	829	1,080	(23.2)%
Total costs and expenses	370,327	359,043	3.1%	733,046	718,429	2.0%
Earnings before income taxes	6,559	16,040	(59.1)%	21,637	26,816	(19.3)%
Provision for income taxes	1,513	5,026	(69.9)%	5,945	8,094	(26.5)%
Net Earnings	$5,046	$11,015	(54.2)%	$15,692	$18,723	(16.2)%
Net Earnings per Common Share:
Basic	$0.46	$1.00	(54.0)%	$1.43	$1.70	(15.9)%
Diluted	0.46	0.99	(53.5)%	1.41	1.68	(16.1)%
Average Number of Common Shares:
Basic	11,006	11,012	(0.1)%	11,002	11,024	(0.2)%
Diluted	11,082	11,096	(0.1)%	11,105	11,115	(0.1)%
Cash Dividends per Common Share	$0.58	$0.52	11.5%	$1.16	$1.04	11.5%
(1) Net realized gains on sales	$1,886	$34	NM	$2,406	$291	726.3%
Total other-than-temporary impairment (OTTI) losses	0	(198)	NM	(46)	(316)	(85.6)%
Non-credit portion in other comprehensive income	0	0	0.0%	36	0	NM
Net impairment losses recognized in earnings	0	(198)	NM	(10)	(316)	(96.9)%
Total net realized gains (losses) on investments	$1,886	$(164)	NM	$2,396	$(25)	NM
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net earnings	$5,046	$11,015	$15,692	$18,723
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(13)	(11)	(25)	(22)
Unrealized gains on investments:
Unrealized holding gains arising during the period	9,055	10,828	19,720	26,287
Less: Reclassification adjustments for (gains) losses included in net earnings	(1,886)	164	(2,396)	25
Unrealized gains on investments, net	7,169	10,992	17,324	26,311
Other comprehensive income, before tax	7,156	10,981	17,299	26,290
Income tax expense related to components of other comprehensive income	(2,505)	(3,843)	(6,055)	(9,201)
Other comprehensive income, net of tax	4,652	7,137	11,244	17,088
Comprehensive income	$9,698	$18,152	$26,937	$35,811
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,431,815 and $1,392,660)	$1,439,034	$1,390,167
Equity securities – at fair value (cost $74,270 and $77,013)	95,508	90,640
Short-term investments – at fair value (amortized cost $425 and $2,909)	425	2,907
Total investments	1,534,967	1,483,714
Cash and cash equivalents	87,608	92,800
Accrued investment income	13,471	12,485
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $13,216 and $14,207	498,055	495,157
Property and equipment, net of accumulated depreciation of $77,591 and $70,559	87,507	96,166
Prepaid reinsurance premium	3,186	3,410
Recoverables from reinsurers (includes $439 and $121 on paid losses and LAE)	17,864	17,251
Deferred policy acquisition costs	90,403	91,136
Current and deferred income taxes	22,536	21,635
Receivable for securities sold	0	795
Other assets	20,523	12,777
Goodwill	75,275	75,275
Total assets	$2,451,396	$2,402,601
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$701,097	$685,455
Unearned premium	623,466	614,347
Long-term debt (fair value $294,132 and $278,726)	273,699	273,591
Commissions payable	13,836	16,176
Payable for securities purchased	14,525	13,922
Other liabilities	112,648	99,924
Total liabilities	1,739,271	1,703,414
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,851,207 and 21,809,954 shares issued)	21,862	21,829
Additional paid-in capital	381,477	378,745
Retained earnings	780,575	777,695
Accumulated other comprehensive income, net of tax	19,152	7,907
Treasury stock, at cost (10,807,816 and 10,766,211 shares)	(490,941)	(486,990)
Total shareholders’ equity	712,125	699,187
Total liabilities and shareholders’ equity	$2,451,396	$2,402,601
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	18,723	—	—	18,723
Net change in post-retirement benefit liability	—	—	—	(14)	—	(14)
Change in unrealized gain on investments	—	—	—	16,960	—	16,960
Change in non-credit component of impairment losses on fixed maturities	—	—	—	142	—	142
Comprehensive income						35,811
Dividends paid to common shareholders	—	—	(11,497)	—	—	(11,497)
Shares issued and share-based compensation expense, including tax benefit	7	627	—	—	—	633
Acquisition of treasury stock	—	—	—	—	(9,486)	(9,486)
Balance at June 30, 2016	$21,801	$376,652	$764,829	$24,899	$(485,124)	$703,057
Net earnings	—	—	24,362	—	—	24,362
Net change in post-retirement benefit liability	—	—	—	71	—	71
Change in unrealized gain on investments	—	—	—	(17,198)	—	(17,198)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	135	—	135
Comprehensive income						7,371
Dividends paid to common shareholders	—	—	(11,496)	—	—	(11,496)
Shares issued and share-based compensation expense, including tax benefit	29	2,093	—	—	—	2,122
Acquisition of treasury stock	—	—	—	—	(1,866)	(1,866)
Balance at December 31, 2016	$21,829	$378,745	$777,695	$7,907	$(486,990)	$699,187
Net earnings	—	—	15,692	—	—	15,692
Net change in post-retirement benefit liability	—	—	—	(16)	—	(16)
Change in unrealized gain on investments	—	—	—	11,179	—	11,179
Change in non-credit component of impairment losses on fixed maturities	—	—	—	82	—	82
Comprehensive income						26,937
Dividends paid to common shareholders	—	—	(12,813)	—	—	(12,813)
Shares issued and share-based compensation expense	33	2,732	—	—	—	2,765
Acquisition of treasury stock	—	—	—	—	(3,951)	(3,951)
Balance at June 30, 2017	$21,862	$381,477	$780,575	$19,152	$(490,941)	$712,125
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Three months ended June 30,
	2017	2016
Operating Activities:
Net earnings	$5,046	$11,015
Adjustments:
Depreciation	4,120	3,438
Amortization	5,695	5,037
Net realized (gains) losses on investments	(1,886)	164
(Gain) loss on disposal of property and equipment	(5)	399
Share-based compensation expense	1,238	28
Excess tax benefits from share-based payment arrangements	0	157
Activity related to rabbi trust	59	48
Change in accrued investment income	(1,233)	(314)
Change in agents’ balances and premium receivable	14,207	6,044
Change in reinsurance receivables	(1,307)	1,663
Change in deferred policy acquisition costs	3,690	1,392
Change in other assets	(8,789)	6,433
Change in unpaid losses and loss adjustment expenses	22,151	(7,265)
Change in unearned premium	(17,825)	(7,103)
Change in other liabilities	4,980	295
Net cash provided by operating activities	30,141	21,431
Investing Activities:
Purchases of fixed maturities	(155,009)	(103,611)
Purchases of short-term investments	(425)	(5,140)
Purchases of property and equipment	(695)	(10,450)
Maturities and redemptions of fixed maturities	65,159	36,847
Maturities and redemptions of short-term investments	500	0
Proceeds from sale of fixed maturities	81,487	99,180
Proceeds from sale of equity securities	5,000	0
Proceeds from sale of short-term investments	0	1,064
Proceeds from sale of property and equipment	6	2
Net cash (used in) provided by investing activities	(3,978)	17,892
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	78	68
Principal payments under capital lease obligations	(134)	(129)
Acquisition of treasury stock	(1,450)	(1,116)
Dividends paid to shareholders	(6,411)	(5,753)
Net cash used in financing activities	(7,916)	(6,930)
Net increase in cash and cash equivalents	18,247	32,393
Cash and cash equivalents at beginning of period	69,361	43,623
Cash and cash equivalents at end of period	$87,608	$76,016
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net earnings	$15,692	$18,723
Adjustments:
Depreciation	8,296	6,521
Amortization	11,023	10,839
Net realized (gains) losses on investments	(2,396)	25
(Gain) loss on disposal of property and equipment	(8)	401
Share-based compensation expense	2,622	351
Excess tax benefits from share-based payment arrangements	0	157
Activity related to rabbi trust	128	66
Change in accrued investment income	(986)	509
Change in agents’ balances and premium receivable	(2,898)	(25,016)
Change in reinsurance receivables	(389)	(2,067)
Change in deferred policy acquisition costs	733	(2,664)
Change in other assets	(13,220)	3,303
Change in unpaid losses and loss adjustment expenses	15,643	(3,755)
Change in unearned premium	9,118	28,747
Change in other liabilities	10,321	(3,745)
Net cash provided by operating activities	53,679	32,396
Investing Activities:
Purchases of fixed maturities	(275,840)	(261,498)
Purchases of equity securities	(1,900)	0
Purchases of short-term investments	(425)	(5,140)
Purchases of property and equipment	(1,584)	(15,395)
Maturities and redemptions of fixed maturities	108,478	76,145
Maturities and redemptions of short-term investments	500	0
Proceeds from sale of fixed maturities	119,158	203,115
Proceeds from sale of equity securities	7,002	0
Proceeds from sale of short-term investments	2,400	5,666
Proceeds from sale of property and equipment	25	2
Net cash (used in) provided by investing activities	(42,187)	2,896
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	143	126
Principal payments under capital lease obligations	(269)	(249)
Acquisition of treasury stock	(3,746)	(10,137)
Dividends paid to shareholders	(12,813)	(11,497)
Net cash used in financing activities	(16,684)	(21,759)
Net (decrease) increase in cash and cash equivalents	(5,192)	13,533
Cash and cash equivalents at beginning of period	92,800	62,483
Cash and cash equivalents at end of period	$87,608	$76,016
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
INDEX TO NOTES

1.	Significant Reporting and Accounting Policies	7.	Additional Information

2.	Computation of Net Earnings Per Share	8.	Insurance Reserves

3.	Fair Value	9.	Commitments and Contingencies

4.	Investments	10.	Accumulated Other Comprehensive Income

5.	Long-Term Debt	11.	Segment Information

6.	Income Taxes

Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We are a holding company that provides insurance through our subsidiaries for personal auto with a concentration on nonstandard risks, commercial auto and classic collectors. Although licensed to write insurance in all 50 states and the District of Columbia, we focus on select states that we believe offer the greatest opportunity for premium growth and profitability.
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
We have evaluated events that occurred after June 30, 2017, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Adopted Accounting Standards
In March 2016 the FASB issued an ASU related to the accounting for employee share-based payments. The guidance addresses the recognition, presentation and classification of awards, forfeitures and shares withheld for tax purposes. We adopted the change to the presentation of excess tax benefits on the consolidated statements of cash flow retrospectively and all other portions of the standard prospectively as of January 1, 2017. We reclassified $0.2 million of excess tax benefits from financing activities to operating activities for both the three and six months ended June 30, 2016, respectively. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of June 30, 2017, we have $13.8 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net earnings	$5,046	$11,015	$15,692	$18,723
Average basic shares outstanding	11,006	11,012	11,002	11,024
Basic net earnings per share	$0.46	$1.00	$1.43	$1.70

Average basic shares outstanding	11,006	11,012	11,002	11,024
Restricted stock not vested	36	24	34	22
Dilutive effect of Performance Share Plan	41	60	68	69
Average diluted shares outstanding	11,082	11,096	11,105	11,115
Diluted net earnings per share	$0.46	$0.99	$1.41	$1.68

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
June 30, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$87,608	$0	$0	$87,608
Fixed maturity securities:
U.S. government	64,025	0	0	64,025
State and municipal	0	498,709	3,447	502,156
Mortgage-backed securities:
Residential	0	351,766	0	351,766
Commercial	0	42,060	0	42,060
Total mortgage-backed securities	0	393,826	0	393,826
Asset-backed securities	0	51,527	249	51,775
Corporates	0	427,038	215	427,252
Total fixed maturities	64,025	1,371,099	3,910	1,439,034
Equity securities	95,508	0	0	95,508
Short-term investments	0	425	0	425
Total cash and investments	$247,141	$1,371,524	$3,910	$1,622,575
Percentage of total cash and investments	15.2%	84.5%	0.2%	100.0%

December 31, 2016
Cash and cash equivalents	$92,800	$0	$0	$92,800
Fixed maturity securities:
U.S. government	62,480	5	0	62,485
State and municipal	0	472,471	3,860	476,331
Mortgage-backed securities:
Residential	0	340,367	0	340,367
Commercial	0	69,801	0	69,801
Total mortgage-backed securities	0	410,169	0	410,169
Asset-backed securities	0	37,196	412	37,608
Corporates	0	402,909	666	403,575
Total fixed maturities	62,480	1,322,749	4,938	1,390,167
Equity securities	90,640	0	0	90,640
Short-term investments	769	2,139	0	2,907
Total cash and investments	$246,689	$1,324,888	$4,938	$1,576,514
Percentage of total cash and investments	15.6%	84.0%	0.3%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $294.1 million and $278.7 million fair value of our long-term debt at June 30, 2017, and December 31, 2016, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

Three months ended June 30, 2017	State and Municipal	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$3,479	$4,584	$2,553	$10,616
Total (losses) gains, unrealized or realized
Included in net earnings	(29)	0	0	(29)
Included in other comprehensive income	(3)	1	(4)	(6)
Settlements	0	(76)	(335)	(411)
Transfers out	0	(4,259)	(2,000)	(6,259)
Balance at end of period	$3,447	$249	$215	$3,910

Three months ended June 30, 2016
Balance at beginning of period	$0	$1,338	$1,442	$2,781
Total (losses) gains, unrealized or realized
Included in net earnings	(4)	0	4	(0)
Included in other comprehensive income	1	1	(26)	(24)
Purchases	0	620	0	620
Settlements	0	0	(312)	(312)
Transfers in	628	0	0	628
Balance at end of period	$626	$1,959	$1,107	$3,692

Six months ended June 30, 2017	State and Municipal	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$3,860	$412	$666	$4,938
Total (losses) gains, unrealized or realized
Included in net earnings	(60)	0	2	(59)
Included in other comprehensive income	12	1	(26)	(12)
Purchases	0	4,259	2,000	6,259
Sales	(694)	0	0	(694)
Settlements	0	(165)	(427)	(591)
Transfers in	329	0	0	329
Transfers out	0	(4,259)	(2,000)	(6,259)
Balance at end of period	$3,447	$249	$215	$3,910

Six months ended June 30, 2016
Balance at beginning of period	$10	$0	$1,524	$1,534
Total losses, unrealized or realized
Included in net earnings	(4)	0	7	3
Included in other comprehensive income	1	1	(25)	(23)
Purchases	0	620	0	620
Sales	0	0	0	0
Settlements	(10)	0	(398)	(408)
Transfers in	628	1,338	0	1,966
Transfers out	0	0	0	0
Balance at end of period	$626	$1,959	$1,107	$3,692

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Of the $3.9 million fair value of securities in Level 3 at June 30, 2017, which consisted of five securities, we priced two based on non-binding broker quotes and three securities, which were included in Level 3 because they were not rated by a nationally recognized statistical rating organization, were priced by a nationally recognized pricing service.
During the six months ended June 30, 2017, one security, which was an exchange of a rated municipal bond for an unrated refunded bond, was transferred from Level 2 into Level 3 . There were no transfers of securities between Levels 1 and 2.
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
The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$87,608	$87,608	$92,800	$92,800
Available-for-sale securities:
Fixed maturities	1,439,034	1,439,034	1,390,167	1,390,167
Equity securities	95,508	95,508	90,640	90,640
Short-term investments	425	425	2,907	2,907
Total cash and investments	$1,622,575	$1,622,575	$1,576,514	$1,576,514
Liabilities:
Long-term debt	$273,699	$294,132	$273,591	$278,726
Refer to Note 4 – Investments to the Consolidated Financial Statements for additional information on investments and Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and six months ended June 30, 2017, were $86.5 million and $128.6 million respectively, while the proceeds from sales of securities for the three and six months ended June 30, 2016, were $100.2 million and $208.8 million, respectively. There was no receivable for unsettled sales as of June 30, 2017, or June 30, 2016.
Gross gains of $2.3 million and gross losses of $0.4 million were realized on sales of available-for-sale securities during the three months ended June 30, 2017, compared with gross gains of $0.9 million and gross losses of $0.9 million realized on sales during the three months ended June 30, 2016. Gross gains of $3.0 million and gross losses of $0.6 million were realized on sales of available-for-sale securities during the six months ended June 30, 2017, compared with gross gains of $2.2 million and gross losses of $1.9 million realized on sales during the six months ended June 30, 2016. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

June 30, 2017	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$64,192	$66	$(234)	$64,025	$0
State and municipal	497,850	5,085	(778)	502,156	(47)
Mortgage-backed securities:
Residential	353,813	2,264	(4,311)	351,766	(1,856)
Commercial	42,609	65	(614)	42,060	0
Total mortgage-backed securities	396,422	2,328	(4,924)	393,826	(1,856)
Asset-backed securities	51,668	130	(22)	51,775	(8)
Corporates	421,684	6,476	(908)	427,252	(31)
Total fixed maturities	1,431,815	14,085	(6,866)	1,439,034	(1,942)
Equity securities	74,270	21,238	0	95,508	0
Short-term investments	425	0	(0)	425	0
Total	$1,506,511	$35,323	$(6,866)	$1,534,967	$(1,942)

December 31, 2016
Fixed maturities:
U.S. government	$62,808	$55	$(377)	$62,485	$0
State and municipal	477,834	2,313	(3,816)	476,331	(51)
Mortgage-backed securities:
Residential	343,095	2,306	(5,034)	340,367	(1,967)
Commercial	70,676	63	(939)	69,801	0
Total mortgage-backed securities	413,772	2,369	(5,972)	410,169	(1,967)
Asset-backed securities	37,562	93	(47)	37,608	(8)
Corporates	400,685	4,389	(1,499)	403,575	(41)
Total fixed maturities	1,392,660	9,219	(11,711)	1,390,167	(2,068)
Equity securities	77,013	13,627	0	90,640	0
Short-term investments	2,909	0	(2)	2,907	0
Total	$1,472,582	$22,846	$(11,713)	$1,483,714	$(2,068)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
June 30, 2017	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	30	$48,093	$(233)	0.5%	1	$765	$(1)	0.1%
State and municipal	81	157,706	(713)	0.4%	1	3,743	(66)	1.7%
Mortgage-backed securities:
Residential	382	220,947	(3,790)	1.7%	46	13,071	(520)	3.8%
Commercial	11	28,392	(602)	2.1%	3	5,027	(12)	0.2%
Total mortgage-backed securities	393	249,339	(4,392)	1.7%	49	18,098	(532)	2.9%
Asset-backed securities	9	8,653	(17)	0.2%	1	1,455	(5)	0.3%
Corporates	74	98,429	(756)	0.8%	6	5,975	(152)	2.5%
Total fixed maturities	587	562,220	(6,111)	1.1%	58	30,036	(755)	2.5%
Short-term investments	1	425	(0)	0.0%	0	0	0	0.0%
Total	588	$562,645	$(6,111)	1.1%	58	$30,036	$(755)	2.5%

December 31, 2016
Fixed maturities:
U.S. government	31	$47,640	$(377)	0.8%	0	$0	$0	0.0%
State and municipal	146	303,428	(3,816)	1.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	381	225,117	(4,559)	2.0%	40	11,891	(474)	3.8%
Commercial	14	38,002	(788)	2.0%	7	26,537	(150)	0.6%
Total mortgage-backed securities	395	263,119	(5,347)	2.0%	47	38,428	(625)	1.6%
Asset-backed securities	9	7,836	(46)	0.6%	1	519	(1)	0.1%
Corporates	98	145,089	(1,272)	0.9%	7	7,745	(227)	2.8%
Total fixed maturities	679	767,112	(10,859)	1.4%	55	46,693	(852)	1.8%
Short-term investments	3	2,907	(2)	0.1%	0	0	0	0.0%
Total	682	$770,019	$(10,861)	1.4%	55	$46,693	$(852)	1.8%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	June 30, 2017	December 31, 2016
Number of positions held with unrealized:
Gains	677	527
Losses	646	737
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	86%	85%
Losses that were investment grade	96%	97%
Percentage of fair value held with unrealized:
Gains that were investment grade	87%	84%
Losses that were investment grade	96%	97%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at June 30, 2017 ($ in thousands):

Age of Unrealized Losses	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Three months or less	$203,738	$(638)	$(638)	$0	$0
Four months through six months	18,639	(53)	(53)	0	0
Seven months through nine months	249,433	(4,058)	(4,058)	0	0
Ten months through twelve months	96,024	(1,447)	(1,447)	0	0
Greater than twelve months	24,847	(669)	(543)	(127)	(0)
Total	$592,681	$(6,866)	$(6,740)	$(127)	$(0)
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
Six months ended June 30, 2017	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Unrealized holding gains on securities arising during the period	$9,950	$9,766	$3	$(6,902)	$12,818
Realized gains on securities sold	(249)	(2,155)	(1)	842	(1,564)
Impairment loss recognized in earnings	10	0	0	(3)	6
Change in unrealized, net	$9,711	$7,611	$2	$(6,063)	$11,261

Six months ended June 30, 2016
Unrealized holding gains on securities arising during the period	$25,531	$753	$3	$(9,200)	$17,086
Realized (gains) losses on securities sold	(293)	(0)	2	102	(189)
Impairment loss recognized in earnings	316	0	0	(111)	205
Change in unrealized, net	$25,553	$753	$5	$(9,209)	$17,102
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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Six months ended June 30,
	2017	2016
Beginning balance	$557	$683
Additions for:
Newly impaired securities	10	0
Reductions for:
Securities sold and paid down	(57)	(65)
Ending balance	$509	$618
The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2017, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$36,678	$41,079	$11,151	$88,909	$88,803
After one year through five years	438,388	209,919	0	648,308	643,656
After five years through ten years	190,801	57,673	0	248,474	243,611
After ten years	1,703	6,040	0	7,742	7,655
Mortgage- and asset-backed securities	168,056	277,545	0	445,602	448,090
Total	$835,627	$592,256	$11,151	$1,439,034	$1,431,815
Note 5 Long-Term Debt

($ in thousands)	June 30, 2017	December 31, 2016
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,301	1,409
Long-term debt less unamortized debt issuance costs	$273,699	$273,591
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the June 30, 2017, fair value of $294.1 million using a 122 basis point spread to the 10-year U.S. Treasury Note Yield of 2.305%.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of June 30, 2017, there were no borrowings outstanding against it.
Note 6 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings before income taxes	$6,559	$16,040	$21,637	$26,816
Income taxes at statutory rate	2,296	5,614	7,573	9,386
Effect of:
Dividends-received deduction	(136)	(150)	(214)	(222)
Tax-exempt interest	(616)	(619)	(1,248)	(1,258)
Other	(31)	180	(165)	188
Provision for income taxes as shown on the Consolidated Statements of Earnings	$1,513	$5,026	$5,945	$8,094
GAAP effective tax rate	23.1%	31.3%	27.5%	30.2%
Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income tax payments	$9,800	$3,551	$12,900	$3,551
Interest payments on debt	0	0	6,875	6,875
Interest payments on capital leases	19	19	40	40
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $40.6 million at June 30, 2017 and December 31, 2016.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (IBNR), and unpaid loss adjustment expenses (LAE). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at Beginning of Period
Unpaid losses on known claims	$233,303	$236,701	$238,412	$237,660
IBNR losses	307,932	295,281	306,641	290,097
LAE	137,712	141,493	140,402	142,207
Total unpaid losses and LAE	678,947	673,475	685,455	669,965
Reinsurance recoverables	(16,133)	(17,724)	(17,130)	(14,694)
Unpaid losses and LAE, net of reinsurance recoverables	662,814	655,751	668,325	655,271
Current Activity
Loss and LAE incurred:
Current accident year	280,356	275,687	557,400	546,854
Prior accident years	(6,736)	(12,173)	(13,104)	(18,056)
Total loss and LAE incurred	273,621	263,514	544,296	528,798
Loss and LAE payments:
Current accident year	(163,911)	(174,138)	(260,780)	(263,582)
Prior accident years	(88,850)	(97,405)	(268,169)	(272,764)
Total loss and LAE payments	(252,761)	(271,543)	(528,948)	(536,347)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	683,673	647,723	683,673	647,723
Add back reinsurance recoverables	17,425	18,487	17,425	18,487
Total unpaid losses and LAE	701,097	666,210	701,097	666,210
Unpaid losses on known claims	235,400	236,947	235,400	236,947
IBNR losses	323,184	290,767	323,184	290,767
LAE	142,513	138,496	142,513	138,496
Total unpaid losses and LAE	$701,097	$666,210	$701,097	$666,210
The $6.7 million and $13.1 million of favorable reserve development during the three and six months ended June 30, 2017, respectively, was primarily due to decreases in ultimate frequency and severity estimates in California along with lower ultimate frequency estimates in Florida related to material damage and uninsured motorists bodily injury coverages for accident year 2016.  This favorable development was partially offset by increases in ultimate severity estimates in bodily injury and personal injury protection coverages in our commercial auto product as well as from personal injury protection in our personal auto product.
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

We continually evaluate potential liabilities and reserves for litigation of these types using the criteria established by the Contingencies topic of the FASB Accounting Standards Codification. Under this guidance, we may only record reserves for a loss if the likelihood of occurrence is probable and we can reasonably estimate the amount or range of the loss. When disclosing litigation or claims where a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve captured within our Consolidated Balance Sheets line-items “Unpaid losses and loss adjustment expenses” for extra-contractual claims and “Other liabilities” for class action and other non-claims related lawsuits. We record amounts incurred on the Consolidated Statements of Earnings within “Losses and loss adjustment expenses” for extra-contractual claims and “Other expenses” for class action and other non-claims related lawsuits.

The following legal actions have been brought against us for which we have accrued no loss, and for which an estimate of a possible range of loss cannot be made under the above rules. While it is not possible to predict the ultimate outcome of these lawsuits, we do not believe they are likely to have a material effect on our financial condition or liquidity. However, losses incurred because of these cases could have a material adverse impact on net earnings in a given period.

In Reyes v. Infinity Indemnity Insurance Company (Circuit Court of Miami-Dade County, Florida), which was initially filed on June 4, 2014, a third-party claimant is attempting to recover from Infinity a $30 million consent judgment obtained against an Infinity policyholder for personal injuries suffered by the claimant. In December 2014 the trial court granted Infinity's motion for partial summary judgment, finding the consent judgment unenforceable and that no bad faith claim could exist as a matter of law. The plaintiff successfully appealed that ruling. Petitions for Rehearing and for Certiorari Review by the Florida Supreme Court were denied on March 10, 2017 and June 14, 2017, respectively sending the matter back to the trial court, where resumed litigation is expected to focus next on the issues of coverage and duty to defend. We will continue to vigorously defend against all claims in this case.

As of June 30, 2017, pending putative (i.e., not certified) class action lawsuits that challenge certain of Infinity’s business operations and practices included the following:

•	allegations we sold a lessor liability endorsement affording only illusory coverage.

•	a challenge to denial of personal injury protection benefits to a class of injured third parties in vehicle accidents.

•	a challenge to our payment of a percentage of arbitration awards to collection agencies in successful intercompany arbitrations.

•	allegations that we are obligated to reimburse Medicare or secondary payers for accident-related medical payments in which personal injury protection benefits were denied.

In addition to lawsuits, regulatory bodies, including state insurance departments and the Securities and Exchange Commission, among others, may make inquiries, investigate consumer complaints or conduct on-site examinations concerning specific business practices or compliance more generally. Such inquiries, investigations or examinations have in the past and may in the future directly or indirectly result in regulatory orders requiring remedial, injunctive or other actions or the assessment of substantial fines or other penalties.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

During the first quarter of 2017, as a result of our review of certain business practices surrounding a California consumer complaint to the California Department of Insurance (CDI), a $3.8 million adjustment was made to written and earned premium, reflecting premium to be returned to policyholders.

During the second quarter, the CDI inquired about how we estimate and adjust an insured's annual mileage driven. Under California's auto insurance regulations, annual miles driven is one of three mandatory factors used to determine insurance premium rates. Although we believe we are in compliance with applicable regulations, we opted to revise the methodology we employ during the renewal process for estimating changes in annual miles. This change resulted in lowering mileage on approximately 200,000 policies renewed predominately in years 2016 and 2017, and correspondingly lowering rates on those policies. Any excess premiums collected are being returned to policyholders, which resulted in premium adjustments to written and earned premium for the second quarter of $18.3 million and $12.4 million, respectively. While we believe our policies fully comply with all state regulations, given the broad administrative and interpretative powers of state insurance departments, future and unanticipated judicial, regulatory or legislative changes may raise challenges over established rate, underwriting or claims practices.

For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2016.

Note 10 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended June 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$1,020	$(357)	$663	$934	$(327)	$607
Effect on other comprehensive income	(13)	4	(8)	(11)	4	(7)
Accumulated change in post-retirement benefit liability, end of period	1,007	(353)	655	923	(323)	600
Accumulated unrealized gains on investments, net, beginning of period	21,288	(7,451)	13,837	26,392	(9,237)	17,155
Other comprehensive income before reclassification	9,055	(3,169)	5,886	10,828	(3,790)	7,038
Reclassification adjustment for other-than-temporary impairments included in net income	0	0	0	198	(69)	129
Reclassification adjustment for realized gains included in net income	(1,886)	660	(1,226)	(34)	12	(22)
Effect on other comprehensive income	7,169	(2,509)	4,660	10,992	(3,847)	7,144
Accumulated unrealized gains on investments, net, end of period	28,457	(9,960)	18,497	37,383	(13,084)	24,299
Accumulated other comprehensive income, beginning of period	22,308	(7,808)	14,500	27,326	(9,564)	17,762
Change in post-retirement benefit liability	(13)	4	(8)	(11)	4	(7)
Change in unrealized gains on investments, net	7,169	(2,509)	4,660	10,992	(3,847)	7,144
Effect on other comprehensive income	7,156	(2,505)	4,652	10,981	(3,843)	7,137
Accumulated other comprehensive income, end of period	$29,464	$(10,312)	$19,152	$38,306	$(13,407)	$24,899

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$1,033	$(361)	$671	$944	$(331)	$614
Effect on other comprehensive income	(25)	9	(16)	(22)	8	(14)
Accumulated change in post-retirement benefit liability, end of period	1,007	(353)	655	923	(323)	600
Accumulated unrealized gains on investments, net, beginning of period	11,133	(3,896)	7,236	11,072	(3,875)	7,197
Other comprehensive income before reclassification	19,720	(6,902)	12,818	26,287	(9,200)	17,086
Reclassification adjustment for other-than-temporary impairments included in net income	10	(3)	6	316	(111)	205
Reclassification adjustment for realized gains included in net income	(2,406)	842	(1,564)	(291)	102	(189)
Effect on other comprehensive income	17,324	(6,063)	11,261	26,311	(9,209)	17,102
Accumulated unrealized gains on investments, net, end of period	28,457	(9,960)	18,497	37,383	(13,084)	24,299
Accumulated other comprehensive income, beginning of period	12,165	(4,258)	7,907	12,016	(4,206)	7,811
Change in post-retirement benefit liability	(25)	9	(16)	(22)	8	(14)
Change in unrealized gains on investments, net	17,324	(6,063)	11,261	26,311	(9,209)	17,102
Effect on other comprehensive income	17,299	(6,055)	11,244	26,290	(9,201)	17,088
Accumulated other comprehensive income, end of period	$29,464	$(10,312)	$19,152	$38,306	$(13,407)	$24,899
Note 11 Segment Information
We manage our business based on product line and have three operating segments: Personal Auto, Commercial Auto and Classic Collector (our reportable segments are Personal Auto and Commercial Auto).
Our Personal Auto product provides coverage to individuals for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, some states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.
Our Commercial Auto product provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. We primarily target businesses with fleets of 20 or fewer vehicles and average 1.9 vehicles per policy. We avoid businesses that are involved in what we consider to be hazardous operations or interstate commerce.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

All segment revenues are generated from external customers. The following table provides revenues by segment and a reconciliation to "Total revenues" as reported on the Consolidated Statements of Earnings ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
Gross written premium:	2017	2016	2017	2016
Personal Auto	$276,928	$294,654	$601,280	$632,154
Commercial Auto	41,806	37,409	84,591	72,649
Classic Collector	5,056	4,898	8,621	8,126
Total gross written premium	323,790	336,961	694,491	712,929

Ceded reinsurance:
Personal Auto	(1,005)	(1,000)	(1,988)	(2,012)
Commercial Auto(1)	1,253	1,244	(159)	(1,750)
Classic Collector	(209)	(187)	(422)	(437)
Total ceded reinsurance	39	57	(2,569)	(4,199)

Net written premium:
Personal Auto	275,923	293,654	599,292	630,142
Commercial Auto	43,059	38,653	84,432	70,899
Classic Collector	4,848	4,711	8,199	7,689
Total net written premium	323,829	337,018	691,923	708,730

Change in unearned premium:
Personal Auto	22,526	12,270	1,543	(20,429)
Commercial Auto	(6,208)	(7,555)	(12,378)	(10,988)
Classic Collector	(1,000)	(1,019)	(572)	(413)
Total change in unearned premium	15,318	3,697	(11,407)	(31,830)

Earned premium:
Personal Auto	298,449	305,925	600,835	609,713
Commercial Auto	36,851	31,098	72,054	59,911
Classic Collector	3,848	3,692	7,627	7,276
Total earned premium	339,147	340,715	680,516	676,899

Installment and other fee income:
Personal Auto	23,558	22,851	47,706	46,023
Commercial Auto	2,903	2,534	5,705	4,880
Classic Collector	0	0	0	0
Total installment and other fee income	26,461	25,385	53,410	50,903

Net investment income	9,001	8,927	17,696	16,990
Net realized gains on investments	1,886	(164)	2,396	(25)
Other income	391	220	666	478
Total revenues	$376,886	$375,084	$754,683	$745,246

(1) Effective June 1, 2017, the premium paid for our excess of loss reinsurance contract for our commercial auto business is now based on earned premium rather than written premium. Premium ceded during the three and six months ended June 30, 2017 includes the return of $2.6 million of unearned premium due to the termination of the previous excess of loss contract.

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

	Three months ended June 30, 2017
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$(2,384)	102.2%	$1,207	94.0%	$(57)	92.6%	$(1,235)	101.2%
Bad debt charge-offs	3,672		466		1		4,138
Favorable (unfavorable) development on prior accident years	9,060		(2,234)		(90)		6,736
Statutory calendar year underwriting income	10,347	97.8%	(561)	99.0%	(146)	95.0%	9,639	97.9%
Statutory-to-GAAP underwriting income differences							(7,892)
GAAP calendar year underwriting income							1,747	99.5%

Net investment income							9,001
Net realized gains on investments							1,886
Other income							391
Interest expense							(3,511)
Corporate general and administrative expenses							(2,447)
Other expenses							(507)
Earnings before income taxes							$6,559
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Three months ended June 30, 2016
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$3,467	99.6%	$(765)	97.6%	$28	90.6%	$2,730	99.4%
Bad debt charge-offs	4,334		459		7		4,800
Favorable (unfavorable) development on prior accident years	11,426		1,042		(295)		12,173
Statutory calendar year underwriting income	19,227	94.4%	736	93.0%	(261)	98.5%	19,703	94.4%
Statutory-to-GAAP underwriting income differences							(6,280)
GAAP calendar year underwriting income							13,422	96.1%

Net investment income							8,927
Net realized gains on investments							(164)
Other income							220
Interest expense							(3,508)
Corporate general and administrative expenses							(2,060)
Other expenses							(797)
Earnings before income taxes							$16,040
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

	Six months ended June 30, 2017
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$(790)	100.2%	$1,836	94.6%	$278	93.7%	$1,323	99.5%
Bad debt charge-offs	5,923		756		11		6,690
Favorable (unfavorable) development on prior accident years	16,046		(3,108)		166		13,104
Statutory calendar year underwriting income	21,178	96.4%	(517)	98.0%	456	91.4%	21,117	96.6%
Statutory-to-GAAP underwriting income differences							(7,667)
GAAP calendar year underwriting income							13,450	98.0%

Net investment income							17,696
Net realized gains on investments							2,396
Other income							666
Interest expense							(7,023)
Corporate general and administrative expenses							(4,718)
Other expenses							(829)
Earnings before income taxes							$21,637
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Six months ended June 30, 2016
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$1,417	99.2%	$(1,480)	99.1%	$818	87.0%	$754	99.0%
Bad debt charge-offs	7,366		813		17		8,197
Favorable (unfavorable) development on prior accident years	15,080		2,922		53		18,056
Statutory calendar year underwriting income	23,863	95.4%	2,255	93.0%	888	86.0%	27,007	95.2%
Statutory-to-GAAP underwriting income differences							(5,773)
GAAP calendar year underwriting income							21,234	96.9%

Net investment income							16,990
Net realized gains on investments							(25)
Other income							478
Interest expense							(7,017)
Corporate general and administrative expenses							(3,764)
Other expenses							(1,080)
Earnings before income taxes							$26,816
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
OVERVIEW
Gross written premium declined during the quarter driven by an $18.3 million premium adjustment in California. Excluding the adjustment, gross written premium increased 1.5% as a result of new business growth and higher average premium in Texas and Arizona and renewal business growth and higher average premium in Commercial Auto, partially offset by declines in new business in Florida and renewal business in California. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium and Note 9 - Commitments and Contingencies for a more detailed discussion of the premium adjustment.
Net earnings and diluted earnings per share for the three months ended June 30, 2017, were $5.0 million and $0.46, respectively, compared with $11.0 million and $0.99, respectively, for the same periods of 2016. Net earnings and diluted earnings per share for the six months ended June 30, 2017, were $15.7 million and $1.41, respectively, compared with $18.7 million and $1.68, respectively, for the same periods of 2016. The decrease in net earnings and diluted earnings per share for the three and six months ended June 30, 2017, was primarily due to the premium adjustments recorded during the first six months of 2017.
Included in net earnings for the three and six months ended June 30, 2017, was $4.4 million ($6.7 million pre-tax) and $8.5 million ($13.1 million million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. The development during the three and six months ended June 30, 2017, was primarily due to decreases in ultimate frequency and severity estimates in California along with lower ultimate frequency estimates in Florida related to material damage and uninsured motorists bodily injury coverages for accident year 2016.  This favorable development was partially offset by increases in ultimate severity estimates in bodily injury and personal injury protection coverages in our commercial auto product as well as from personal injury protection in our personal auto product.
Included in net earnings for the three and six months ended June 30, 2016, was $7.9 million ($12.2 million pre-tax) and $11.7 million ($18.1 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. The development was primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages and a decrease in California bodily injury loss adjustment expenses, and primarily related to accident years 2014 and prior. The favorable development for the six months ended June 30, 2016, was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through June 30, 2017:

	Accident Year Combined Ratio Developed Through					Prior Accident Year (Favorable) / Unfavorable Development ($ in millions)
	Dec 2015	June 2016	Dec 2016	Mar 2017	June 2017	Q2 2017		YTD 2017
Accident Year
Prior							$0.1		$0.4
2009	92.4%	92.4%	92.4%	92.4%	92.5%	0.0%	0.2	0.0%	0.3
2010	99.4%	99.3%	99.3%	99.3%	99.3%	0.0%	0.2	0.0%	0.3
2011	100.2%	100.0%	99.8%	99.9%	99.9%	0.0%	0.3	0.1%	0.5
2012	100.1%	99.8%	99.6%	99.5%	99.4%	(0.1)%	(1.1)	(0.2)%	(2.6)
2013	95.5%	95.1%	94.8%	94.9%	94.9%	(0.0)%	(0.6)	0.1%	0.8
2014	95.4%	94.6%	94.4%	94.4%	94.5%	0.0%	0.3	0.1%	1.1
2015	97.8%	98.0%	98.3%	98.4%	98.3%	(0.0)%	(0.2)	0.0%	0.1
2016		99.5%	98.4%	97.8%	97.4%	(0.4)%	(6.0)	(1.0)%	(14.0)
2017 YTD				98.4%	99.9%
							$(6.7)		$(13.1)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three and six months ended June 30, 2017, was $9.0 million and $17.7 million respectively, compared with $8.9 million and $17.0 million, respectively, for the same periods of 2016. The increase for the six months ended June 30, 2017, was primarily due to lower premium amortization on mortgage-backed securities and an increase in bond issuer tender offers during 2017.
Our book value per share increased 1.8% from $63.31 at December 31, 2016, to $64.48 at June 30, 2017. This increase was primarily due to earnings and an increase in unrealized gains, partially offset by shareholder dividends and share repurchases during the year.
RESULTS OF OPERATIONS
Underwriting
Premium
Our insurance subsidiaries provide personal automobile insurance products with a concentration on nonstandard auto insurance. While there is no industry-recognized definition of nonstandard auto insurance, we believe that it is generally understood to mean coverage for drivers who, due to factors such as their driving record, driving experience, lapse in (or the absence of) prior insurance, or credit history, represent a higher than normal risk. Customers in the market for nonstandard auto insurance generally seek minimum required liability limits and are willing to accept restrictive coverages in exchange for more affordable insurance, given their risk profile. We also write commercial auto insurance and insurance for classic collectible automobiles (Classic Collector).
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas that we believe offer the greatest opportunity for premium growth and profitability.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended June 30,
	2017	2016	Change	% Change
Gross written premium:
Personal Auto	$276,928	$294,654	$(17,726)	(6.0)%
Commercial Auto	41,806	37,409	4,396	11.8%
Classic Collector	5,056	4,898	159	3.2%
Total gross written premium	323,790	336,961	(13,171)	(3.9)%
Ceded reinsurance	39	57	(18)	(31.0)%
Net written premium	323,829	337,018	(13,189)	(3.9)%
Change in unearned premium	15,318	3,697	11,621	314.3%
Net earned premium	$339,147	$340,715	$(1,568)	(0.5)%

	Six months ended June 30,
	2017	2016	Change	% Change
Gross written premium:
Personal Auto	$601,280	$632,154	$(30,874)	(4.9)%
Commercial Auto	84,591	72,649	11,942	16.4%
Classic Collector	8,621	8,126	495	6.1%
Total gross written premium	694,491	712,929	(18,438)	(2.6)%
Ceded reinsurance	(2,569)	(4,199)	1,631	(38.8)%
Net written premium	691,923	708,730	(16,807)	(2.4)%
Change in unearned premium	(11,407)	(31,830)	20,423	(64.2)%
Net earned premium	$680,516	$676,899	$3,616	0.5%
The following table summarizes our policies in force:

	At June 30,
	2017	2016	Change	% Change
Personal Auto	697,005	737,983	(40,978)	(5.6)%
Commercial Auto	55,214	51,862	3,352	6.5%
Classic Collector	41,442	41,354	88	0.2%
Total policies in force	793,661	831,199	(37,538)	(4.5)%
During the first six months of 2017, we implemented rate revisions in various states with an overall rate increase of 2.9%. Policies in force at June 30, 2017, decreased 4.5% compared with the same period in 2016.
The decrease in gross written premium in Personal Auto during the second quarter and first six months of 2017 was primarily due to premium adjustments in California of $18.3 million and $22.2 million, respectively. Refer to Note 9 - Commitments and Contingencies for a more detailed discussion of the premium adjustments. Excluding the premium adjustments, gross written premium increased 1.5% during the quarter and 0.5% during the first six months of 2017 driven by growth in Texas, Arizona and Commercial Auto, partially offset by reductions in new business in Florida and renewal business in California. Growth during the first six months in Texas and Arizona was primarily due to new business growth and higher average premium.
The gross written premium growth during the second quarter and first six months of 2017 in our Commercial Auto product was primarily due to renewal policy growth and higher average premium.
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
The discussion of underwriting results that follows focuses on statutory ratios and the components thereof, unless otherwise indicated.
The following table presents statutory and GAAP combined ratios:

	Three months ended June 30,
	2017			2016			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	80.8%	17.0%	97.8%	78.0%	16.4%	94.4%	2.8%	0.6%	3.4%
Commercial Auto	84.0%	15.0%	99.0%	74.2%	18.9%	93.0%	9.8%	(3.9)%	5.9%
Classic Collector	61.1%	33.9%	95.0%	67.6%	30.9%	98.5%	(6.6)%	3.0%	(3.6)%
Total statutory ratios	80.9%	17.0%	97.9%	77.6%	16.8%	94.4%	3.4%	0.2%	3.5%
Total statutory ratios excluding development	83.5%	17.0%	100.5%	79.1%	16.8%	95.9%	4.4%	0.2%	4.6%
GAAP ratios	80.7%	18.8%	99.5%	77.3%	18.7%	96.1%	3.3%	0.1%	3.4%
GAAP ratios excluding development	83.2%	18.8%	102.0%	78.8%	18.7%	97.6%	4.4%	0.1%	4.5%

	Six months ended June 30,
	2017			2016			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	80.2%	16.2%	96.4%	78.8%	16.6%	95.4%	1.4%	(0.4)%	1.0%
Commercial Auto	82.5%	15.5%	98.0%	75.7%	17.4%	93.0%	6.9%	(1.9)%	5.0%
Classic Collector	56.1%	35.3%	91.4%	54.7%	31.3%	86.0%	1.4%	3.9%	5.4%
Total statutory ratios	80.2%	16.4%	96.6%	78.3%	16.9%	95.2%	1.9%	(0.5)%	1.4%
Total statutory ratios excluding development	82.1%	16.4%	98.5%	81.0%	16.9%	97.9%	1.2%	(0.5)%	0.7%
GAAP ratios	80.0%	18.0%	98.0%	78.1%	18.7%	96.9%	1.9%	(0.7)%	1.2%
GAAP ratios excluding development	81.9%	18.0%	99.9%	80.8%	18.7%	99.5%	1.1%	(0.7)%	0.4%
During the first six months of 2017, adjustments were made to written and earned premium as a result of premium to be returned to policyholders in California. Refer to Note 9 - Commitments and Contingencies for a more detailed discussion of the premium adjustments. For the three months ended June 30, 2017, written and earned premiums were reduced by $18.3 million and $12.4 million, respectively. For the six months ended June 30, 2017, written and earned premiums were reduced by $22.1 million and $16.2 million, respectively. Excluding the adjustments, the statutory combined ratios for the three and six months ended June 30, 2017 would have both been 94.3%. The GAAP combined ratios for the same periods would have been 95.8% and 95.7%, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statutory combined ratio for the three and six months ended June 30, 2017, increased by 3.5 points and 1.4 points, respectively, from the same periods of 2016. The second quarter of 2017 included $2.0 million of favorable development from the first accident quarter of 2017 compared with $7.0 million of unfavorable development from the first accident quarter of 2016. The second quarter and six months ended June 30, 2017 included $6.7 million and $13.1 million of favorable reserve development on prior accident year loss and LAE reserves primarily due to decreases in ultimate frequency and severity estimates in California along with lower ultimate frequency estimates in Florida related to material damage and uninsured motorists bodily injury coverages for accident year 2016. This favorable development was partially offset by increases in ultimate severity estimates in bodily injury and personal injury protection coverages in our commercial auto product as well as from personal injury protection in our personal auto product.
The second quarter and first six months of 2016 included $12.2 million and $18.1 million, respectively, of favorable development on prior accident year loss and LAE reserves primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages and a decrease in California bodily injury loss adjustment expenses, and primarily related to accident years 2014 and prior. The favorable development for the six months ended June 30, 2016, was partially offset by unfavorable development from accident year 2015 in California material damage coverages, driven by an increase in severity.
The GAAP combined ratio for the three and six months ended June 30, 2017, increased by 3.4 points and 1.2 points, respectively, from the same periods of 2016. Excluding the effect of development, the GAAP combined ratio increased by 4.5 points and 0.4 point, respectively, during the second quarter and first six months of 2017, respectively, primarily due to the premium adjustments.
Losses from catastrophes were $1.7 million and $3.2 million for the three and six months ended June 30, 2017, respectively, compared with $5.2 million and $6.3 million for the same periods of 2016.
The 3.4 points and 1.0 point increase in the Personal Auto combined ratio for the three and six months ended June 30, 2017, compared with the same periods of 2016, was primarily due to the premium adjustments in California. Partially offsetting this increase for the six months ending June 30, 2017, was a reduction in commission expense in Florida and Texas and an increase in fee income in Texas.
The 5.9 points and 5.0 points increase in the Commercial Auto combined ratio for the three and six months ended June 30, 2017, was primarily due to an increase in large losses paid during the first six months of 2017.
Installment and Other Fee Income

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
Installment and other fee income	$26,461	$25,385	$53,410	$50,903
The increase in installment and other fee income charged to policyholders during the first six months of 2017 was primarily related to an increase in installment fees.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$8,888	$8,766	$17,777	$17,047
Dividends on equity securities	651	718	1,027	1,063
Gross investment income	9,539	9,484	18,804	18,110
Investment expenses	(538)	(557)	$(1,108)	$(1,120)
Net investment income	9,001	8,927	17,696	16,990
Average investment balance, at cost	$1,556,705	$1,498,837	$1,550,929	$1,502,468
Annualized returns excluding realized gains and losses	2.3%	2.4%	2.3%	2.3%
Annualized returns including realized gains and losses	2.8%	2.3%	2.6%	2.3%
The increase in pre-tax net investment income for the three and six months ended June 30, 2017, was primarily due to lower premium amortization on mortgage-backed securities and an increase in bond issuer tender offers during 2017.
The following table provides information about our fixed maturity investments at June 30, 2017, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2017	$33,977	$65,982	$99,959	2.4%
2018	58,836	116,538	175,374	2.3%
2019	53,140	184,791	237,931	2.0%
2020	44,827	194,145	238,972	2.5%
2021	37,449	133,246	170,695	2.8%
Thereafter	203,922	236,934	440,855	2.7%
Total	$432,152	$931,635	$1,363,787	2.5%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses) on Investments
We recorded net realized gains (losses) on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains (Losses) on Investments	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Losses on Investments
Fixed maturities	$301	$0	$301	$34	$(198)	$(164)
Equity securities	1,586	0	1,586	0	0	0
Short-term investments	(0)	0	(0)	(0)	0	(0)
Total	$1,886	$0	$1,886	$34	$(198)	$(164)

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Net Realized Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains on Investments	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Losses on Investments
Fixed maturities	$249	$(10)	$239	$293	$(316)	$(23)
Equity securities	2,155	0	2,155	0	0	0
Short-term investments	1	0	1	(2)	0	(2)
Total	$2,406	$(10)	$2,396	$291	$(316)	$(25)
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
Interest Expense

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
5.0% Senior Notes	$3,438	$3,438	$6,875	$6,875
Amortization of debt issuance costs	54	52	108	102
Capital leases	19	19	40	40
Total	$3,511	$3,508	$7,023	$7,017
At June 30, 2017, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate was 23.1% and 27.5% for the three and six months ended June 30, 2017, respectively, compared with 31.3% and 30.2%, respectively, for the same periods of 2016. The GAAP effective tax rate has decreased in 2017 primarily as a result of a decrease in pre-tax income. Refer to Note 6 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of June 30, 2017, the holding company had $163.9 million of cash and investments. In 2017 our insurance subsidiaries may pay us up to $66.2 million in ordinary dividends without prior regulatory approval. For the six months ended June 30, 2017, our insurance subsidiaries have paid us ordinary dividends of $29.0 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $28.8 million and $57.1 million during the three and six months ended June 30, 2017, respectively, compared with positive operating cash flows of $14.3 million and $37.4 million during the same periods of 2016.
At June 30, 2017, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2014 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of June 30, 2017, there were no borrowings outstanding against it. We intend to renew our line of credit in August 2017.
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
On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program to December 31, 2016, from December 31, 2014. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017. As of June 30, 2017, we had $32.4 million of authority remaining under this program. Share repurchases during the first six months of 2017 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)
First quarter	8,756	$89.58
Second quarter	17,401	94.52
Total	26,157	$92.86
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance
Premium ceded under all reinsurance agreements for the three and six months ended June 30, 2017, was ($0.0) million and $2.6 million, respectively, compared with ($0.1) million and $4.2 million, respectively, for the same periods of 2016. Effective June 1, 2017, the premium paid for our excess of loss reinsurance contract for our commercial auto business is now based on earned premium rather than written premium. Premium ceded for the three and six months ended June 30, 2017, includes the return of $2.6 million of unearned premium due to the termination of the previous excess of loss contract. Refer to Note 11 - Reinsurance to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2016, for more information on our reinsurance contracts.
Investments
Our consolidated investment portfolio at June 30, 2017, contained approximately $1.4 billion in fixed maturity securities, $95.5 million in equity securities and $0.4 million of short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At June 30, 2017, we had pre-tax net unrealized gains of $7.2 million on fixed maturities and pre-tax net unrealized gains of $21.2 million on equity securities. Combined, the pre-tax net unrealized gain increased by $17.3 million for the six months ended June 30, 2017. This increase occurred as a result of lower market interest rates and a rise in global equity markets. The average option adjusted duration of our fixed maturity portfolio was 3.3 years at June 30, 2017, and December 31, 2016.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 90.8% of our fixed maturity investments at June 30, 2017, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at June 30, 2017, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$64,192	$64,025	4.2%
State and municipal	497,850	502,156	32.7%
Mortgage- and asset-backed:
Residential mortgage-backed securities	353,813	351,766	22.9%
Commercial mortgage-backed securities	42,609	42,060	2.7%
Asset-backed securities (ABS):
Auto loans	29,566	29,611	1.9%
Equipment leases	7,405	7,424	0.5%
Credit card	10,364	10,380	0.7%
All other	4,333	4,360	0.3%
Total ABS	51,668	51,775	3.4%
Total mortgage- and asset-backed	448,090	445,602	29.0%
Corporates
Investment grade	296,122	298,439	19.4%
Non-investment grade	125,562	128,813	8.4%
Total corporates	421,684	427,252	27.8%
Total fixed maturities	1,431,815	1,439,034	93.8%
Equity securities	74,270	95,508	6.2%
Short-term investments	425	425	0.0%
Total investments	$1,506,511	$1,534,967	100.0%
We categorize securities by rating based upon available ratings issued by Moody's, Standard & Poor's or Fitch. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at June 30, 2017 ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$64,025	$0	$0	$0	$0	$64,025	4.4%
State and municipal	144,884	266,002	87,823	0	3,447	502,156	34.9%
Mortgage- and asset-backed	425,276	15,588	1,636	3,102	0	445,602	31.0%
Corporates	1,704	28,801	134,874	133,060	128,813	427,252	29.7%
Total fair value	$635,889	$310,391	$224,333	$136,163	$132,260	$1,439,034	100.0%
% of total fair value	44.2%	21.6%	15.6%	9.5%	9.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2017, there were no material changes to the information provided on Form 10-K for the year ended December 31, 2016, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the subcaption “Credit Risk” of our Form 10-K for the year ended December 31, 2016.
ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
Refer to Note 9 - Commitments and Contingencies to the Consolidated Financial Statements for a discussion of developments in legal proceedings during the second quarter of 2017. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings of our Form 10-K for the year ended December 31, 2016.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2017 - April 30, 2017	3,100	$93.60	3,100	$33,801,367
May 1, 2017 - May 31, 2017	3,001	95.57	3,001	33,513,356
June 1, 2017 - June 30, 2017	11,300	94.49	11,300	32,444,051
Total	17,401	$94.52	17,401	$32,444,051

(a)	Average price paid per share excludes commissions.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROBERT H. BATEMAN
August 3, 2017		Robert H. Bateman
Executive Vice President, Chief Financial Officer and Treasurer