Form 10-Q
period 2017-09-30
INFINITY PROPERTY & CASUALTY CORP
filed 2017-11-06
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 10,926,700 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Earned premium	$344,964	$342,171	0.8%	$1,025,480	$1,019,070	0.6%
Installment and other fee income	26,022	26,297	(1.0)%	79,432	77,200	2.9%
Net investment income	9,771	8,125	20.3%	27,467	25,115	9.4%
Net realized (losses) gains on investments (1)	(431)	1,282	(133.6)%	1,964	1,257	56.2%
Other income	376	249	50.7%	1,041	727	43.2%
Total revenues	380,701	378,124	0.7%	1,135,385	1,123,370	1.1%
Costs and Expenses:
Losses and loss adjustment expenses	263,186	280,866	(6.3)%	807,482	809,664	(0.3)%
Commissions and other underwriting expenses	89,321	88,412	1.0%	265,501	266,183	(0.3)%
Interest expense	3,510	3,507	0.1%	10,533	10,524	0.1%
Corporate general and administrative expenses	2,158	1,768	22.0%	6,876	5,532	24.3%
Other expenses	844	375	125.1%	1,673	1,455	15.0%
Total costs and expenses	359,019	374,929	(4.2)%	1,092,065	1,093,358	(0.1)%
Earnings before income taxes	21,683	3,196	578.5%	43,320	30,012	44.3%
Provision for income taxes	6,704	442	NM	12,649	8,536	48.2%
Net Earnings	$14,978	$2,753	444.0%	$30,671	$21,476	42.8%
Net Earnings per Common Share:
Basic	$1.36	$0.25	444.0%	$2.79	$1.95	43.1%
Diluted	1.35	0.25	440.0%	2.76	1.93	43.0%
Average Number of Common Shares:
Basic	10,993	11,018	(0.2)%	11,004	11,022	(0.2)%
Diluted	11,062	11,084	(0.2)%	11,095	11,105	(0.1)%
Cash Dividends per Common Share	$0.58	$0.52	11.5%	$1.74	$1.56	11.5%
(1) Net realized (losses) gains on sales	$(410)	$1,282	(132.0)%	$1,996	$1,573	26.9%
Total other-than-temporary impairment (OTTI) losses	(57)	0	NM	(102)	(316)	(67.6)%
Non-credit portion in other comprehensive income	35	0	NM	71	0	NM
Net impairment losses recognized in earnings	(22)	0	NM	(31)	(316)	(90.0)%
Total net realized (losses) gains on investments	$(431)	$1,282	(133.6)%	$1,964	$1,257	56.2%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$14,978	$2,753	$30,671	$21,476
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(13)	(11)	(38)	(32)
Unrealized gains on investments:
Unrealized holding gains arising during the period	6,310	4,702	26,030	30,989
Less: Reclassification adjustments for losses (gains) included in net earnings	431	(1,282)	(1,964)	(1,257)
Unrealized gains on investments, net	6,742	3,420	24,066	29,731
Other comprehensive income, before tax	6,729	3,409	24,028	29,699
Income tax expense related to components of other comprehensive income	(2,355)	(1,193)	(8,410)	(10,395)
Other comprehensive income, net of tax	4,374	2,216	15,618	19,304
Comprehensive income	$19,352	$4,969	$46,289	$40,780
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,439,204 and $1,392,660)	$1,448,709	$1,390,167
Equity securities – at fair value (cost $74,347 and $77,013)	100,042	90,640
Short-term investments – at fair value (amortized cost $2,574 and $2,909)	2,572	2,907
Total investments	1,551,323	1,483,714
Cash and cash equivalents	102,356	92,800
Accrued investment income	12,411	12,485
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $13,884 and $14,207	509,210	495,157
Property and equipment, net of accumulated depreciation of $81,411 and $70,559	84,485	96,166
Prepaid reinsurance premium	2,976	3,410
Recoverables from reinsurers (includes $3,288 and $121 on paid losses and LAE)	36,368	17,251
Deferred policy acquisition costs	91,418	91,136
Current and deferred income taxes	20,050	21,635
Receivable for securities sold	2,025	795
Other assets	19,968	12,777
Goodwill	75,275	75,275
Total assets	$2,507,866	$2,402,601
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$729,280	$685,455
Unearned premium	637,506	614,347
Long-term debt (fair value $292,782 and $278,726)	273,753	273,591
Commissions payable	15,035	16,176
Payable for securities purchased	10,167	13,922
Other liabilities	123,513	99,924
Total liabilities	1,789,254	1,703,414
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,852,037 and 21,809,954 shares issued)	21,868	21,829
Additional paid-in capital	381,928	378,745
Retained earnings	789,175	777,695
Accumulated other comprehensive income, net of tax	23,526	7,907
Treasury stock, at cost (10,883,839 and 10,766,211 shares)	(497,885)	(486,990)
Total shareholders’ equity	718,612	699,187
Total liabilities and shareholders’ equity	$2,507,866	$2,402,601
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	21,476	—	—	21,476
Net change in post-retirement benefit liability	—	—	—	(21)	—	(21)
Change in unrealized gain on investments	—	—	—	19,109	—	19,109
Change in non-credit component of impairment losses on fixed maturities	—	—	—	216	—	216
Comprehensive income						40,780
Dividends paid to common shareholders	—	—	(17,249)	—	—	(17,249)
Shares issued and share-based compensation expense, including tax benefit	22	1,731	—	—	—	1,753
Acquisition of treasury stock	—	—	—	—	(10,079)	(10,079)
Balance at September 30, 2016	$21,816	$377,757	$761,831	$27,115	$(485,717)	$702,801
Net earnings	—	—	21,609	—	—	21,609
Net change in post-retirement benefit liability	—	—	—	78	—	78
Change in unrealized gain on investments	—	—	—	(19,347)	—	(19,347)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	61	—	61
Comprehensive income						2,401
Dividends paid to common shareholders	—	—	(5,744)	—	—	(5,744)
Shares issued and share-based compensation expense, including tax benefit	13	989	—	—	—	1,002
Acquisition of treasury stock	—	—	—	—	(1,273)	(1,273)
Balance at December 31, 2016	$21,829	$378,745	$777,695	$7,907	$(486,990)	$699,187
Net earnings	—	—	30,671	—	—	30,671
Net change in post-retirement benefit liability	—	—	—	(24)	—	(24)
Change in unrealized gain on investments	—	—	—	15,539	—	15,539
Change in non-credit component of impairment losses on fixed maturities	—	—	—	103	—	103
Comprehensive income						46,289
Dividends paid to common shareholders	—	—	(19,191)	—	—	(19,191)
Shares issued and share-based compensation expense	39	3,183	—	—	—	3,222
Acquisition of treasury stock	—	—	—	—	(10,895)	(10,895)
Balance at September 30, 2017	$21,868	$381,928	$789,175	$23,526	$(497,885)	$718,612
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Three months ended September 30,
	2017	2016
Operating Activities:
Net earnings	$14,978	$2,753
Adjustments:
Depreciation	4,008	3,930
Amortization	5,436	5,643
Net realized losses (gains) on investments	431	(1,282)
Loss on disposal of property and equipment	1	143
Share-based compensation expense	390	1,060
Activity related to rabbi trust	55	46
Change in accrued investment income	1,060	482
Change in agents’ balances and premium receivable	(11,155)	(15,356)
Change in reinsurance receivables	(18,295)	465
Change in deferred policy acquisition costs	(1,016)	(1,627)
Change in other assets	295	(2,363)
Change in unpaid losses and loss adjustment expenses	28,182	10,316
Change in unearned premium	14,040	14,911
Change in other liabilities	12,068	(3,179)
Net cash provided by operating activities	50,479	15,943
Investing Activities:
Purchases of fixed maturities	(136,834)	(117,638)
Purchases of short-term investments	(2,594)	(3,110)
Purchases of property and equipment	(987)	(253)
Maturities and redemptions of fixed maturities	73,361	39,703
Maturities and redemptions of short-term investments	425	1,300
Proceeds from sale of fixed maturities	44,201	62,429
Proceeds from sale of equity securities	0	2,000
Proceeds from sale of short-term investments	0	3,592
Proceeds from sale of property and equipment	1	0
Net cash used in investing activities	(22,428)	(11,977)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	66	60
Principal payments under capital lease obligations	(135)	(131)
Acquisition of treasury stock	(6,857)	(543)
Dividends paid to shareholders	(6,378)	(5,751)
Net cash used in financing activities	(13,303)	(6,366)
Net increase (decrease) in cash and cash equivalents	14,748	(2,400)
Cash and cash equivalents at beginning of period	87,608	76,016
Cash and cash equivalents at end of period	$102,356	$73,616
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net earnings	$30,671	$21,476
Adjustments:
Depreciation	12,304	10,451
Amortization	16,459	16,482
Net realized gains on investments	(1,964)	(1,257)
(Gain) loss on disposal of property and equipment	(7)	544
Share-based compensation expense	3,012	1,411
Excess tax benefits from share-based payment arrangements	0	157
Activity related to rabbi trust	183	112
Change in accrued investment income	74	992
Change in agents’ balances and premium receivable	(14,053)	(40,372)
Change in reinsurance receivables	(18,684)	(1,602)
Change in deferred policy acquisition costs	(283)	(4,292)
Change in other assets	(12,925)	940
Change in unpaid losses and loss adjustment expenses	43,825	6,562
Change in unearned premium	23,158	43,657
Change in other liabilities	22,388	(6,924)
Net cash provided by operating activities	104,159	48,339
Investing Activities:
Purchases of fixed maturities	(412,675)	(379,135)
Purchases of equity securities	(1,900)	0
Purchases of short-term investments	(3,019)	(8,250)
Purchases of property and equipment	(2,571)	(15,648)
Maturities and redemptions of fixed maturities	181,839	115,848
Maturities and redemptions of short-term investments	925	1,300
Proceeds from sale of fixed maturities	163,359	265,544
Proceeds from sale of equity securities	7,002	2,000
Proceeds from sale of short-term investments	2,400	9,258
Proceeds from sale of property and equipment	26	2
Net cash used in investing activities	(64,614)	(9,081)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	210	185
Principal payments under capital lease obligations	(403)	(380)
Acquisition of treasury stock	(10,603)	(10,681)
Dividends paid to shareholders	(19,191)	(17,249)
Net cash used in financing activities	(29,988)	(28,125)
Net increase in cash and cash equivalents	9,556	11,133
Cash and cash equivalents at beginning of period	92,800	62,483
Cash and cash equivalents at end of period	$102,356	$73,616
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
We have evaluated events that occurred after September 30, 2017, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Adopted Accounting Standards
In March 2016 the FASB issued an ASU related to the accounting for employee share-based payments. The guidance addresses the recognition, presentation and classification of awards, forfeitures and shares withheld for tax purposes. We adopted the change to the presentation of excess tax benefits on the consolidated statements of cash flow retrospectively and all other portions of the standard prospectively as of January 1, 2017. We reclassified $0.2 million of excess tax benefits from financing activities to operating activities for the nine months ended September 30, 2016. The adoption of this standard did not have a material impact on our financial condition or results of operations.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Recently Issued Accounting Standards
In March 2017 the FASB issued an ASU related to the amortization of premium on purchased callable debt securities. The guidance amends the amortization period for certain purchased callable debt securities held at a premium. Securities that contain explicit, noncontingent call features that are callable at fixed prices and on preset dates should shorten the amortization period for the premium to the earliest call date (and if the call option is not exercised, the effective yield is reset using the payment terms of the debt security). The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.
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
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of September 30, 2017, we have $16.7 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance. In August 2015 the FASB issued an ASU to defer the effective date from fiscal years beginning after December 15, 2016, to fiscal years beginning after December 15, 2017. As an insurance-entity, we are largely exempt from the provisions of this standard, with only fee income subject to this new standard. Processing and policy fees, which totaled $19.7 million for the year ended December 31, 2016, and are largely earned at the inception of the policy under current guidance, will be earned over the life of the policy under the new revenue recognition guidance. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 2 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings	$14,978	$2,753	$30,671	$21,476
Average basic shares outstanding	10,993	11,018	11,004	11,022
Basic net earnings per share	$1.36	$0.25	$2.79	$1.95

Average basic shares outstanding	10,993	11,018	11,004	11,022
Restricted stock not vested	17	27	28	24
Dilutive effect of Performance Share Plan	52	39	63	59
Average diluted shares outstanding	11,062	11,084	11,095	11,105
Diluted net earnings per share	$1.35	$0.25	$2.76	$1.93

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
September 30, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,356	$0	$0	$102,356
Fixed maturity securities:
U.S. government	61,894	0	0	61,894
State and municipal	0	498,849	3,537	502,386
Mortgage-backed securities:
Residential	0	355,257	0	355,257
Commercial	0	34,890	0	34,890
Total mortgage-backed securities	0	390,148	0	390,148
Asset-backed securities	0	55,906	200	56,106
Corporates	0	437,962	213	438,175
Total fixed maturities	61,894	1,382,865	3,950	1,448,709
Equity securities	100,042	0	0	100,042
Short-term investments	0	2,572	0	2,572
Total cash and investments	$264,292	$1,385,437	$3,950	$1,653,679
Percentage of total cash and investments	16.0%	83.8%	0.2%	100.0%

December 31, 2016
Cash and cash equivalents	$92,800	$0	$0	$92,800
Fixed maturity securities:
U.S. government	62,480	5	0	62,485
State and municipal	0	472,471	3,860	476,331
Mortgage-backed securities:
Residential	0	340,367	0	340,367
Commercial	0	69,801	0	69,801
Total mortgage-backed securities	0	410,169	0	410,169
Asset-backed securities	0	37,196	412	37,608
Corporates	0	402,909	666	403,575
Total fixed maturities	62,480	1,322,749	4,938	1,390,167
Equity securities	90,640	0	0	90,640
Short-term investments	769	2,139	0	2,907
Total cash and investments	$246,689	$1,324,888	$4,938	$1,576,514
Percentage of total cash and investments	15.6%	84.0%	0.3%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $292.8 million and $278.7 million fair value of our long-term debt at September 30, 2017, and December 31, 2016, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

Three months ended September 30, 2017	State and Municipal	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$3,447	$249	$215	$3,910
Total (losses) gains, unrealized or realized
Included in net earnings	(30)	0	(0)	(30)
Included in other comprehensive income	2	(1)	(1)	(0)
Settlements	0	(48)	0	(48)
Transfers in	118	0	0	118
Balance at end of period	$3,537	$200	$213	$3,950

Three months ended September 30, 2016
Balance at beginning of period	$626	$1,959	$1,107	$3,692
Total (losses) gains, unrealized or realized
Included in net earnings	(6)	(0)	2	(4)
Included in other comprehensive income	(1)	1	(16)	(17)
Purchases	0	0	0	0
Settlements	0	(125)	(89)	(214)
Transfers in	0	0	0	0
Transfers out	0	(1,339)	0	(1,339)
Balance at end of period	$618	$495	$1,005	$2,118

Nine months ended September 30, 2017	State and Municipal	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$3,860	$412	$666	$4,938
Total (losses) gains, unrealized or realized
Included in net earnings	(90)	0	2	(89)
Included in other comprehensive income	14	25	(28)	11
Purchases	0	4,259	2,000	6,259
Sales	(694)	0	0	(694)
Settlements	0	(213)	(427)	(640)
Transfers in	447	0	0	447
Transfers out	0	(4,283)	(2,000)	(6,283)
Balance at end of period	$3,537	$200	$213	$3,950

Nine months ended September 30, 2016
Balance at beginning of period	$10	$0	$1,524	$1,534
Total (losses) gains, unrealized or realized
Included in net earnings	(10)	0	9	(1)
Included in other comprehensive income	(0)	2	(42)	(40)
Purchases	0	620	0	620
Settlements	(10)	(125)	(487)	(622)
Transfers in	628	1,338	0	1,966
Transfers out	0	(1,339)	0	(1,339)
Balance at end of period	$618	$495	$1,005	$2,118

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Of the $4.0 million fair value of securities in Level 3 at September 30, 2017, which consisted of six securities, we priced two based on non-binding broker quotes and four securities, which were included in Level 3 because they were not rated by a nationally recognized statistical rating organization, were priced by a nationally recognized pricing service.
During the nine months ended September 30, 2017, one security, which was an exchange of a rated municipal bond for an unrated refunded bond, was transferred from Level 2 into Level 3, and zero security was transferred from Level 2 into Level 3 because it was not rated by a recognized statistical rating organization. There were no transfers of securities between Levels 1 and 2. Zero security was transferred from Level 2 into Level 3 during the first quarter of 2016 because a price could not be determined using observable market inputs. However, during the third quarter of 2016, a price was obtained using market observable inputs and the security was transferred back into Level 2.
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
The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$102,356	$102,356	$92,800	$92,800
Available-for-sale securities:
Fixed maturities	1,448,709	1,448,709	1,390,167	1,390,167
Equity securities	100,042	100,042	90,640	90,640
Short-term investments	2,572	2,572	2,907	2,907
Total cash and investments	$1,653,679	$1,653,679	$1,576,514	$1,576,514
Liabilities:
Long-term debt	$273,753	$292,782	$273,591	$278,726
Refer to Note 4 – Investments to the Consolidated Financial Statements for additional information on investments and Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value with the net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of other comprehensive income. The proceeds from sales of securities for the three and nine months ended September 30, 2017, were $44.2 million and $172.8 million respectively, while the proceeds from sales of securities for the three and nine months ended September 30, 2016, were $68.0 million and $276.8 million, respectively. The proceeds for the nine months ended September 30, 2017, were net of $2.0 million of receivable for unsettled sales as of September 30, 2017. The proceeds for the nine months ended September 30, 2016, were net of $1.7 million of receivable for securities sold during the third quarter of 2016 that had not settled as of September 30, 2016.
Gross gains of $0.3 million and gross losses of $0.7 million were realized on sales of available-for-sale securities during the three months ended September 30, 2017, compared with gross gains of $1.3 million and gross losses of $42.0 thousand realized on sales during the three months ended September 30, 2016. Gross gains of $3.3 million and gross losses of $1.3 million were realized on sales of available-for-sale securities during the nine months ended September 30, 2017, compared with gross gains of $3.5 million and gross losses of $1.9 million realized on sales during the nine months ended September 30, 2016. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

September 30, 2017	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$62,099	$49	$(254)	$61,894	$0
State and municipal	497,868	5,336	(818)	502,386	(46)
Mortgage-backed securities:
Residential	356,172	2,592	(3,507)	355,257	(1,823)
Commercial	35,292	38	(440)	34,890	0
Total mortgage-backed securities	391,463	2,631	(3,946)	390,148	(1,823)
Asset-backed securities	56,031	114	(39)	56,106	(8)
Corporates	431,742	6,922	(490)	438,175	(31)
Total fixed maturities	1,439,204	15,053	(5,548)	1,448,709	(1,909)
Equity securities	74,347	25,695	0	100,042	0
Short-term investments	2,574	0	(2)	2,572	0
Total	$1,516,125	$40,748	$(5,550)	$1,551,323	$(1,909)

December 31, 2016
Fixed maturities:
U.S. government	$62,808	$55	$(377)	$62,485	$0
State and municipal	477,834	2,313	(3,816)	476,331	(51)
Mortgage-backed securities:
Residential	343,095	2,306	(5,034)	340,367	(1,967)
Commercial	70,676	63	(939)	69,801	0
Total mortgage-backed securities	413,772	2,369	(5,972)	410,169	(1,967)
Asset-backed securities	37,562	93	(47)	37,608	(8)
Corporates	400,685	4,389	(1,499)	403,575	(41)
Total fixed maturities	1,392,660	9,219	(11,711)	1,390,167	(2,068)
Equity securities	77,013	13,627	0	90,640	0
Short-term investments	2,909	0	(2)	2,907	0
Total	$1,472,582	$22,846	$(11,713)	$1,483,714	$(2,068)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
September 30, 2017	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	23	$44,656	$(162)	0.4%	9	$4,489	$(93)	2.0%
State and municipal	60	119,086	(491)	0.4%	16	35,590	(328)	0.9%
Mortgage-backed securities:
Residential	315	158,772	(2,004)	1.2%	94	50,661	(1,503)	2.9%
Commercial	3	7,719	(87)	1.1%	7	19,659	(353)	1.8%
Total mortgage-backed securities	318	166,491	(2,091)	1.2%	101	70,320	(1,855)	2.6%
Asset-backed securities	19	21,159	(32)	0.1%	3	2,534	(7)	0.3%
Corporates	48	67,708	(306)	0.4%	19	20,627	(184)	0.9%
Total fixed maturities	468	419,100	(3,081)	0.7%	148	133,560	(2,467)	1.8%
Short-term investments	2	2,572	(2)	0.5%	0	0	0	0.0%
Total	470	$421,672	$(3,083)	0.7%	148	$133,560	$(2,467)	1.8%

December 31, 2016
Fixed maturities:
U.S. government	31	$47,640	$(377)	0.8%	0	$0	$0	0.0%
State and municipal	146	303,428	(3,816)	1.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	381	225,117	(4,559)	2.0%	40	11,891	(474)	3.8%
Commercial	14	38,002	(788)	2.0%	7	26,537	(150)	0.6%
Total mortgage-backed securities	395	263,119	(5,347)	2.0%	47	38,428	(625)	1.6%
Asset-backed securities	9	7,836	(46)	0.6%	1	519	(1)	0.1%
Corporates	98	145,089	(1,272)	0.9%	7	7,745	(227)	2.8%
Total fixed maturities	679	767,112	(10,859)	1.4%	55	46,693	(852)	1.8%
Short-term investments	3	2,907	(2)	0.1%	0	0	0	0.0%
Total	682	$770,019	$(10,861)	1.4%	55	$46,693	$(852)	1.8%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	September 30, 2017	December 31, 2016
Number of positions held with unrealized:
Gains	728	527
Losses	618	737
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	85%	85%
Losses that were investment grade	97%	97%
Percentage of fair value held with unrealized:
Gains that were investment grade	86%	84%
Losses that were investment grade	97%	97%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at September 30, 2017 ($ in thousands):

Age of Unrealized Losses	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Three months or less	$262,514	$(943)	$(943)	$0	$0
Four months through six months	13,342	(46)	(46)	0	0
Seven months through nine months	4,313	(24)	(18)	(6)	0
Ten months through twelve months	186,054	(2,999)	(2,999)	0	0
Greater than twelve months	89,009	(1,537)	(1,408)	(129)	(0)
Total	$555,232	$(5,550)	$(5,415)	$(135)	$(0)
* As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on marketable securities included the following ($ in thousands):

	Pre-tax
Nine months ended September 30, 2017	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Unrealized holding gains on securities arising during the period	$11,805	$14,223	$1	$(9,110)	$16,919
Realized losses (gains) on securities sold	161	(2,155)	(1)	698	(1,297)
Impairment loss recognized in earnings	31	0	0	(11)	20
Change in unrealized, net	$11,998	$12,068	$(0)	$(8,423)	$15,643

Nine months ended September 30, 2016
Unrealized holding gains on securities arising during the period	$25,941	$5,047	$0	$(10,846)	$20,143
Realized (gains) losses on securities sold	(1,106)	(470)	3	551	(1,023)
Impairment loss recognized in earnings	316	0	0	(111)	205
Change in unrealized, net	$25,151	$4,577	$3	$(10,406)	$19,325

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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Nine months ended September 30,
	2017	2016
Beginning balance	$557	$683
Additions for:
Newly impaired securities	13	0
Reductions for:
Securities sold and paid down	(98)	(105)
Ending balance	$472	$579
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2017, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$36,440	$24,407	$5,699	$66,545	$66,395
After one year through five years	477,237	211,513	1,656	690,405	684,589
After five years through ten years	186,952	56,236	0	243,188	238,518
After ten years	2,317	0	0	2,317	2,207
Mortgage- and asset-backed securities	185,749	260,504	0	446,253	447,494
Total	$888,695	$552,659	$7,354	$1,448,709	$1,439,204
Note 5 Long-Term Debt

($ in thousands)	September 30, 2017	December 31, 2016
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,247	1,409
Long-term debt less unamortized debt issuance costs	$273,753	$273,591

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the September 30, 2017, fair value of $292.8 million using a 123 basis point spread to the 10-year U.S. Treasury Note Yield of 2.335%.
In August 2017 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of September 30, 2017, there were no borrowings outstanding against it.
Note 6 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings before income taxes	$21,683	$3,196	$43,320	$30,012
Income taxes at statutory rate	7,589	1,119	15,162	10,504
Effect of:
Dividends-received deduction	(104)	(101)	(318)	(322)
Tax-exempt interest	(595)	(600)	(1,844)	(1,858)
Other	(185)	24	(350)	212
Provision for income taxes as shown on the Consolidated Statements of Earnings	$6,704	$442	$12,649	$8,536
GAAP effective tax rate	30.9%	13.8%	29.2%	28.4%
Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Income tax payments	$6,575	$3,100	$19,475	$6,651
Interest payments on debt	6,875	6,875	13,750	13,750
Interest payments on capital leases	18	18	58	57
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $63.5 million and $40.6 million at September 30, 2017, and December 31, 2016, respectively.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (IBNR), and unpaid loss adjustment expenses (LAE). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at Beginning of Period
Unpaid losses on known claims	$235,400	$236,947	$238,412	$237,660
IBNR losses	323,184	290,767	306,641	290,097
LAE	142,513	138,496	140,402	142,207
Total unpaid losses and LAE	701,097	666,210	685,455	669,965
Reinsurance recoverables	(17,425)	(18,487)	(17,130)	(14,694)
Unpaid losses and LAE, net of reinsurance recoverables	683,673	647,723	668,325	655,271
Current Activity
Loss and LAE incurred:
Current accident year	267,319	281,456	824,719	828,310
Prior accident years	(4,134)	(590)	(17,237)	(18,646)
Total loss and LAE incurred	263,186	280,866	807,482	809,664
Loss and LAE payments:
Current accident year	(186,335)	(197,437)	(447,115)	(461,020)
Prior accident years	(64,324)	(72,205)	(332,493)	(344,969)
Total loss and LAE payments	(250,659)	(269,642)	(779,608)	(805,989)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	696,199	658,946	696,199	658,946
Add back reinsurance recoverables	33,080	17,580	33,080	17,580
Total unpaid losses and LAE	729,280	676,526	729,280	676,526
Unpaid losses on known claims	255,368	240,935	255,368	240,935
IBNR losses	330,553	299,143	330,553	299,143
LAE	143,359	136,449	143,359	136,449
Total unpaid losses and LAE	$729,280	$676,526	$729,280	$676,526
Contributing to the $4.1 million and $17.2 million of favorable reserve development during the three and nine months ended September 30, 2017, respectively, was a decrease in ultimate severity estimates in California related to bodily injury and material damage coverages for accident year 2016. Also contributing to the $17.2 million of favorable reserve development for the nine months ended September 30, 2017 was a decrease in ultimate frequency estimates in Florida related to material damage and uninsured motorist bodily injury coverage for accident year 2016. This favorable development was partially offset by increases in ultimate severity estimates in bodily injury coverages in our commercial auto product.
The $0.6 million and $18.6 million of favorable reserve development during the three and nine months ended September 30, 2016, respectively, was primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages related to accident years 2015 and prior, partially offset by unfavorable development from accident year 2015 in California material damage coverages and in bodily injury coverages in our commercial auto product, driven by an increase in severity.

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
As of September 30, 2017, pending putative (i.e., not certified) class action lawsuits that challenge certain of Infinity’s business operations and practices included the following:

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

During the second quarter, the CDI inquired about how we estimate and adjust an insured's annual mileage driven. Under California's auto insurance regulations, annual miles driven is one of three mandatory factors used to determine insurance premium rates. Although we believe we are in compliance with applicable regulations, we opted to revise the methodology we employ during the renewal process for estimating changes in annual miles. This change resulted in lowering mileage on approximately 200,000 policies renewed predominately in years 2016 and 2017, and correspondingly lowering rates on those policies. Any excess premiums collected were returned to policyholders, which resulted in premium adjustments to written and earned premium for the second quarter of $18.3 million and $12.4 million, respectively. While we believe our policies fully comply with all state regulations, given the broad administrative and interpretative powers of state insurance departments, future and unanticipated judicial, regulatory or legislative changes may raise challenges over established rate, underwriting or claims practices.
For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies in the Form 10-K for the year ended December 31, 2016.

Note 10 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended September 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$1,007	$(353)	$655	$923	$(323)	$600
Effect on other comprehensive income	(13)	4	(8)	(11)	4	(7)
Accumulated change in post-retirement benefit liability, end of period	995	(348)	647	912	(319)	593
Accumulated unrealized gains on investments, net, beginning of period	28,457	(9,960)	18,497	37,383	(13,084)	24,299
Other comprehensive income before reclassification	6,310	(2,209)	4,102	4,702	(1,646)	3,056
Reclassification adjustment for other-than-temporary impairments included in net income	22	(8)	14	0	0	0
Reclassification adjustment for realized losses (gains) included in net income	410	(143)	266	(1,282)	449	(833)
Effect on other comprehensive income	6,742	(2,360)	4,382	3,420	(1,197)	2,223
Accumulated unrealized gains on investments, net, end of period	35,198	(12,319)	22,879	40,803	(14,281)	26,522
Accumulated other comprehensive income, beginning of period	29,464	(10,312)	19,152	38,306	(13,407)	24,899
Change in post-retirement benefit liability	(13)	4	(8)	(11)	4	(7)
Change in unrealized gains on investments, net	6,742	(2,360)	4,382	3,420	(1,197)	2,223
Effect on other comprehensive income	6,729	(2,355)	4,374	3,409	(1,193)	2,216
Accumulated other comprehensive income, end of period	$36,193	$(12,668)	$23,526	$41,715	$(14,600)	$27,115

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$1,033	$(361)	$671	$944	$(331)	$614
Effect on other comprehensive income	(38)	13	(24)	(32)	11	(21)
Accumulated change in post-retirement benefit liability, end of period	995	(348)	647	912	(319)	593
Accumulated unrealized gains on investments, net, beginning of period	11,133	(3,896)	7,236	11,072	(3,875)	7,197
Other comprehensive income before reclassification	26,030	(9,110)	16,919	30,989	(10,846)	20,143
Reclassification adjustment for other-than-temporary impairments included in net income	31	(11)	20	316	(111)	205
Reclassification adjustment for realized gains included in net income	(1,996)	698	(1,297)	(1,573)	551	(1,023)
Effect on other comprehensive income	24,066	(8,423)	15,643	29,731	(10,406)	19,325
Accumulated unrealized gains on investments, net, end of period	35,198	(12,319)	22,879	40,803	(14,281)	26,522
Accumulated other comprehensive income, beginning of period	12,165	(4,258)	7,907	12,016	(4,206)	7,811
Change in post-retirement benefit liability	(38)	13	(24)	(32)	11	(21)
Change in unrealized gains on investments, net	24,066	(8,423)	15,643	29,731	(10,406)	19,325
Effect on other comprehensive income	24,028	(8,410)	15,618	29,699	(10,395)	19,304
Accumulated other comprehensive income, end of period	$36,193	$(12,668)	$23,526	$41,715	$(14,600)	$27,115
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

All segment revenues are generated from external customers. The following table provides revenues by segment and a reconciliation to "Total revenues" as reported on the Consolidated Statements of Earnings ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
Gross written premium:	2017	2016	2017	2016
Personal Auto	$319,242	$319,771	$920,522	$951,925
Commercial Auto	38,617	35,326	123,207	107,975
Classic Collector	4,358	4,280	12,979	12,406
Total gross written premium	362,217	359,377	1,056,709	1,072,306

Ceded reinsurance:
Personal Auto	(1,627)	(977)	(3,615)	(2,989)
Commercial Auto(1)	(1,311)	(1,137)	(1,470)	(2,887)
Classic Collector	(275)	(198)	(696)	(635)
Total ceded reinsurance	(3,213)	(2,312)	(5,782)	(6,511)

Net written premium:
Personal Auto	317,615	318,794	916,907	948,936
Commercial Auto	37,306	34,190	121,737	105,088
Classic Collector	4,084	4,081	12,283	11,771
Total net written premium	359,004	357,065	1,050,927	1,065,795

Change in unearned premium:
Personal Auto	(14,075)	(13,652)	(12,532)	(34,081)
Commercial Auto	307	(881)	(12,071)	(11,869)
Classic Collector	(272)	(362)	(844)	(775)
Total change in unearned premium	(14,040)	(14,895)	(25,447)	(46,725)

Earned premium:
Personal Auto	303,540	305,142	904,375	914,855
Commercial Auto	37,612	33,309	109,666	93,219
Classic Collector	3,812	3,720	11,439	10,996
Total earned premium	344,964	342,171	1,025,480	1,019,070

Installment and other fee income:
Personal Auto	23,133	23,760	70,839	69,783
Commercial Auto	2,889	2,537	8,593	7,417
Classic Collector	0	0	0	0
Total installment and other fee income	26,022	26,297	79,432	77,200

Net investment income	9,771	8,125	27,467	25,115
Net realized gains on investments	(431)	1,282	1,964	1,257
Other income	376	249	1,041	727
Total revenues	$380,701	$378,124	$1,135,385	$1,123,370

(1) Effective June 1, 2017, the premium paid for our excess of loss reinsurance contract for our commercial auto business is now based on earned premium rather than written premium. Premium ceded during the nine months ended September 30, 2017 includes the return of $2.6 million of unearned premium due to the termination of the previous excess of loss contract.

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

	Three months ended September 30, 2017
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$14,571	94.4%	$156	99.7%	$(1,268)	130.9%	$13,459	95.4%
Bad debt charge-offs	3,302		588		9		3,900
Favorable (unfavorable) development on prior accident years	4,803		(907)		237		4,134
Statutory calendar year underwriting income	22,676	91.7%	(162)	100.6%	(1,022)	124.4%	21,492	93.1%
Statutory-to-GAAP underwriting income differences							(3,013)
GAAP calendar year underwriting income							18,479	94.6%

Net investment income							9,771
Net realized gains on investments							(431)
Other income							376
Interest expense							(3,510)
Corporate general and administrative expenses							(2,158)
Other expenses							(844)
Earnings before income taxes							$21,683
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Three months ended September 30, 2016
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$(2,394)	100.0%	$(336)	100.5%	$(87)	99.0%	$(2,817)	100.1%
Bad debt charge-offs	3,682		509		21		4,212
Favorable (unfavorable) development on prior accident years	5,997		(5,315)		(92)		590
Statutory calendar year underwriting income	7,285	96.8%	(5,142)	115.0%	(157)	100.9%	1,985	98.7%
Statutory-to-GAAP underwriting income differences							(2,795)
GAAP calendar year underwriting income							(810)	100.2%

Net investment income							8,125
Net realized gains on investments							1,282
Other income							249
Interest expense							(3,507)
Corporate general and administrative expenses							(1,768)
Other expenses							(375)
Earnings before income taxes							$3,196
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

	Nine months ended September 30, 2017
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$13,780	98.2%	$1,992	96.3%	$(990)	106.1%	$14,782	98.1%
Bad debt charge-offs	9,225		1,345		20		10,590
Favorable (unfavorable) development on prior accident years	20,849		(4,015)		404		17,237
Statutory calendar year underwriting income	43,854	94.9%	(679)	98.9%	(566)	102.4%	42,610	95.4%
Statutory-to-GAAP underwriting income differences							(10,681)
GAAP calendar year underwriting income							31,929	96.9%

Net investment income							27,467
Net realized gains on investments							1,964
Other income							1,041
Interest expense							(10,533)
Corporate general and administrative expenses							(6,876)
Other expenses							(1,673)
Earnings before income taxes							$43,320
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Condensed Notes to Consolidated Financial Statements

	Nine months ended September 30, 2016
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$(978)	99.5%	$(1,816)	99.6%	$731	91.1%	$(2,063)	99.4%
Bad debt charge-offs	11,048		1,322		39		12,409
Favorable (unfavorable) development on prior accident years	21,077		(2,393)		(39)		18,646
Statutory calendar year underwriting income	31,148	95.9%	(2,887)	100.9%	731	91.1%	28,992	96.4%
Statutory-to-GAAP underwriting income differences							(8,568)
GAAP calendar year underwriting income							20,424	98.0%

Net investment income							25,115
Net realized gains on investments							1,257
Other income							727
Interest expense							(10,524)
Corporate general and administrative expenses							(5,532)
Other expenses							(1,455)
Earnings before income taxes							$30,012
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
OVERVIEW
During the third quarter of 2017, premium growth in Texas, Arizona and Commercial Auto was mostly offset by reductions in new business in Florida and California. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net catastrophe losses during the third quarter of 2017 were $15.1 million compared to net recoveries of $0.3 million during the third quarter of 2016.
Net earnings and diluted earnings per share for the three months ended September 30, 2017, were $15.0 million and $1.35, respectively, compared with $2.8 million and $0.25, respectively, for the same periods of 2016. Net earnings and diluted earnings per share for the nine months ended September 30, 2017, were $30.7 million and $2.76, respectively, compared with $21.5 million and $1.93, respectively, for the same periods of 2016. The increase in net earnings and diluted earnings per share for the three and nine months ended September 30, 2017, was primarily due to a decrease in the accident year combined ratio from 99.8% at September 30, 2016, to 98.6% at September 30, 2017.
Included in net earnings for the three and nine months ended September 30, 2017, was $2.7 million ($4.1 million pre-tax) and $11.2 million ($17.2 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. Contributing to the $4.1 million and $17.2 million of favorable reserve development during the three and nine months ended September 30, 2017, respectively, was a decrease in ultimate severity estimates in California related to bodily injury and material damage coverages for accident year 2016. Also contributing to the $17.2 million of favorable reserve development for the nine months ended September 30, 2017 was a decrease in ultimate frequency estimates in Florida related to material damage and uninsured motorist bodily injury coverage for accident year 2016. This favorable development was partially offset by increases in ultimate severity estimates in bodily injury coverages in our commercial auto product.
Included in net earnings for the three and nine months ended September 30, 2016, was $0.4 million ($0.6 million pre-tax) and $12.1 million ($18.6 million pre-tax), respectively, of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages related to accident years 2015 and prior, partially offset by unfavorable development from accident year 2015 in California material damage coverages and in bodily injury coverages in our commercial auto product, driven by an increase in severity.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through September 30, 2017:

	Accident Year Combined Ratio Developed Through						Prior Accident Year (Favorable) / Unfavorable Development ($ in millions)
	Dec 2015	Sept 2016	Dec 2016	Mar 2017	June 2017	Sept 2017	Q3 2017		YTD 2017
Accident Year
Prior								$(0.1)		$0.3
2009	92.4%	92.4%	92.4%	92.4%	92.5%	92.5%	0.0%	0.2	0.1%	0.4
2010	99.4%	99.3%	99.3%	99.3%	99.3%	99.3%	0.0%	0.2	0.1%	0.5
2011	100.2%	100.0%	99.8%	99.9%	99.9%	99.9%	0.0%	0.0	0.1%	0.6
2012	100.1%	99.8%	99.6%	99.5%	99.4%	99.4%	0.0%	0.3	(0.2)%	(2.4)
2013	95.5%	94.9%	94.8%	94.9%	94.9%	94.8%	(0.1)%	(1.5)	(0.1)%	(0.7)
2014	95.4%	94.3%	94.4%	94.4%	94.5%	94.5%	0.5%	0.6	0.1%	1.8
2015	97.8%	98.4%	98.3%	98.4%	98.3%	98.5%	0.2%	2.2	0.2%	2.3
2016		99.8%	98.4%	97.8%	97.4%	97.0%	(0.4)%	(6.1)	(1.4)%	(20.1)
2017 YTD				98.4%	99.9%	98.6%
								$(4.1)		$(17.2)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income for the three and nine months ended September 30, 2017, was $9.8 million and $27.5 million respectively, compared with $8.1 million and $25.1 million, respectively, for the same periods of 2016. The increase for the three and nine months ended September 30, 2017, was primarily due to lower premium amortization on mortgage-backed securities and an increase in both make whole interest and bond issuer tender offers during 2017.
Our book value per share increased 3.5% from $63.31 at December 31, 2016, to $65.52 at September 30, 2017. This increase was primarily due to earnings and an increase in unrealized gains, partially offset by shareholder dividends and share repurchases during the year.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended September 30,
	2017	2016	Change	% Change
Gross written premium:
Personal Auto	$319,242	$319,771	$(529)	(0.2)%
Commercial Auto	38,617	35,326	3,290	9.3%
Classic Collector	4,358	4,280	79	1.8%
Total gross written premium	362,217	359,377	2,840	0.8%
Ceded reinsurance	(3,213)	(2,312)	(901)	39.0%
Net written premium	359,004	357,065	1,939	0.5%
Change in unearned premium	(14,040)	(14,895)	855	(5.7)%
Net earned premium	$344,964	$342,171	$2,793	0.8%

	Nine months ended September 30,
	2017	2016	Change	% Change
Gross written premium:
Personal Auto	$920,522	$951,925	$(31,403)	(3.3)%
Commercial Auto	123,207	107,975	15,232	14.1%
Classic Collector	12,979	12,406	573	4.6%
Total gross written premium	1,056,709	1,072,306	(15,598)	(1.5)%
Ceded reinsurance	(5,782)	(6,511)	729	(11.2)%
Net written premium	1,050,927	1,065,795	(14,868)	(1.4)%
Change in unearned premium	(25,447)	(46,725)	21,278	(45.5)%
Net earned premium	$1,025,480	$1,019,070	$6,410	0.6%
The following table summarizes our policies in force:

	At September 30,
	2017	2016	Change	% Change
Personal Auto	687,251	729,686	(42,435)	(5.8)%
Commercial Auto	55,935	51,849	4,086	7.9%
Classic Collector	41,268	41,511	(243)	(0.6)%
Total policies in force	784,454	823,046	(38,592)	(4.7)%
During the first nine months of 2017, we implemented rate revisions in various states with an overall rate increase of 3.0%. Policies in force at September 30, 2017, decreased 4.7% compared with the same period in 2016.
Gross written premium in Personal Auto was relatively flat during the third quarter of 2017 primarily due to premium declines in California and Florida, offset by growth in Texas and Arizona. The decrease in gross written premium in Personal Auto during the first nine months of 2017 was primarily due to premium adjustments in California of $22.2 million during the first six months of 2017. Refer to Note 9 - Commitments and Contingencies for a more detailed discussion of the premium adjustments. Excluding the premium adjustments, gross written premium increased 0.6% during the first nine months of 2017 driven by growth in Texas, Arizona and Commercial Auto, partially offset by reductions in new business in Florida and California. Growth during the first nine months in Texas and Arizona was primarily due to new business growth and higher average premium in both states as well as renewal premium growth in Texas.
The gross written premium growth during the third quarter and first nine months of 2017 in our Commercial Auto product was primarily due to new and renewal business growth and higher average premium.

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
The discussion of underwriting results that follows focuses on statutory ratios and the components thereof, unless otherwise indicated.
The following table presents statutory and GAAP combined ratios:

	Three months ended September 30,
	2017			2016			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	75.5%	16.3%	91.7%	80.7%	16.2%	96.8%	(5.2)%	0.1%	(5.1)%
Commercial Auto	84.0%	16.6%	100.6%	98.3%	16.7%	115.0%	(14.3)%	(0.1)%	(14.4)%
Classic Collector	91.4%	33.0%	124.4%	67.1%	33.8%	100.9%	24.3%	(0.8)%	23.5%
Total statutory ratios	76.5%	16.6%	93.1%	82.3%	16.4%	98.7%	(5.8)%	0.1%	(5.6)%
Total statutory ratios excluding development	81.9%	16.6%	98.4%	80.7%	16.4%	97.1%	1.2%	0.1%	1.3%
GAAP ratios	76.3%	18.3%	94.6%	82.1%	18.2%	100.2%	(5.8)%	0.2%	(5.6)%
GAAP ratios excluding development	81.7%	18.3%	100.0%	80.5%	18.2%	98.7%	1.2%	0.2%	1.4%

	Nine months ended September 30,
	2017			2016			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	78.6%	16.2%	94.9%	79.4%	16.5%	95.9%	(0.8)%	(0.2)%	(1.0)%
Commercial Auto	83.0%	15.9%	98.9%	83.7%	17.2%	100.9%	(0.7)%	(1.3)%	(2.0)%
Classic Collector	67.9%	34.5%	102.4%	58.9%	32.2%	91.1%	9.0%	2.3%	11.3%
Total statutory ratios	79.0%	16.5%	95.4%	79.6%	16.8%	96.4%	(0.7)%	(0.3)%	(1.0)%
Total statutory ratios excluding development	80.7%	16.5%	97.1%	81.5%	16.8%	98.2%	(0.8)%	(0.3)%	(1.1)%
GAAP ratios	78.7%	18.1%	96.9%	79.5%	18.5%	98.0%	(0.7)%	(0.4)%	(1.1)%
GAAP ratios excluding development	80.4%	18.1%	98.6%	81.3%	18.5%	99.8%	(0.9)%	(0.4)%	(1.3)%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first nine months of 2017, adjustments were made to written and earned premium as a result of premium to be returned to policyholders in California. Refer to Note 9 - Commitments and Contingencies for a more detailed discussion of the premium adjustments. For the nine months ended September 30, 2017, written and earned premiums were reduced by $22.1 million and $16.2 million, respectively. Excluding the adjustments, the statutory combined ratio for the nine months ended September 30, 2017, would have been 93.9%. The GAAP combined ratio for the same period would have been 95.3%.
The statutory combined ratio for the three and nine months ended September 30, 2017, decreased by 5.6 points and 1.0 point, respectively, from the same periods of 2016. The third quarter of 2017 included $14.4 million of favorable development from the first two accident quarters of 2017 compared with $6.0 million of unfavorable development during the third quarter of 2016 from the first two accident quarters of 2016.
The third quarter and first nine months of 2017 included $4.1 million and $17.2 million, respectively, of favorable reserve development on prior accident year loss and LAE reserves. Contributing to the $4.1 million and $17.2 million of favorable reserve development during the three and nine months ended September 30, 2017, respectively, was a decrease in ultimate severity estimates in California related to bodily injury and material damage coverages for accident year 2016. Also contributing to the $17.2 million of favorable reserve development for the nine months ended September 30, 2017 was a decrease in ultimate frequency estimates in Florida related to material damage and uninsured motorist bodily injury coverage for accident year 2016. This favorable development was partially offset by increases in ultimate severity estimates in bodily injury coverages in our commercial auto product. The third quarter and first nine months of 2016 included $0.6 million and $18.6 million, respectively, of favorable development on prior accident year loss and LAE reserves primarily due to decreases in severity estimates related to Florida personal injury protection and bodily injury coverages related to accident years 2015 and prior, partially offset by unfavorable development from accident year 2015 in California material damage coverages and in bodily injury coverages in our commercial auto product, driven by an increase in severity.
The GAAP combined ratio for the three and nine months ended September 30, 2017, decreased by 5.6 points and 1.1 points, respectively, from the same periods of 2016. Excluding the effect of development, the GAAP combined ratio increased by 1.4 points and decreased by 1.3 points during the third quarter and first nine months of 2017, respectively. The decrease in the combined ratio during the first nine months is primarily due to improving combined ratios in California and Florida.
Losses from catastrophes were $15.1 million for the three months ended September 30, 2017 compared with net loss recoveries from catastrophes for the three months ended September 30, 2016 of $0.3 million. Losses from catastrophes during the first nine months of 2017 were $18.3 million compared with $6.1 million for the same period of 2016.
The 5.1 points decrease in the Personal Auto combined ratio for the three months ended September 30, 2017 compared with the same period of 2016, was primarily favorable development in California and Florida from the first two accident quarters of 2017 partially offset by an increase in the combined ratio in Texas.
The 14.4 points and 2.0 points decrease in the Commercial Auto combined ratio for the three and nine months ended September 30, 2017, was primarily due to less unfavorable development during the third quarter of 2017 compared with the same period of 2016 and an improvement in the accident year loss ratio during the third quarter of 2017 compared to the third quarter of 2016.
Installment and Other Fee Income

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Installment and other fee income	$26,022	$26,297	$79,432	$77,200
The increase in installment and other fee income charged to policyholders during the first nine months of 2017 was primarily related to an increase in installment fees.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$9,821	$8,191	$27,599	$25,237
Dividends on equity securities	498	482	1,525	1,545
Gross investment income	10,319	8,672	29,124	26,782
Investment expenses	(548)	(548)	(1,656)	(1,667)
Net investment income	9,771	8,125	27,467	25,115
Average investment balance, at cost	$1,575,453	$1,499,267	$1,558,849	$1,502,808
Annualized returns excluding realized gains and losses	2.5%	2.2%	2.3%	2.2%
Annualized returns including realized gains and losses	2.4%	2.5%	2.5%	2.3%
The increase in pre-tax net investment income for the three and nine months ended September 30, 2017, was primarily due to lower premium amortization on mortgage-backed securities and an increase in both make whole interest and bond issuer tender offers during 2017.
The following table provides information about our fixed maturity investments at September 30, 2017, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2017	$15,737	$22,400	$38,138	3.3%
2018	57,294	107,063	164,357	2.4%
2019	57,328	200,257	257,586	2.2%
2020	48,357	192,544	240,901	2.4%
2021	42,445	138,210	180,656	2.7%
Thereafter	210,634	276,766	487,401	2.6%
Total	$431,795	$937,243	$1,369,038	2.5%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses) on Investments
We recorded net realized gains (losses) on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Net Realized Losses on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Losses on Investments	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains (Losses) on Investments
Fixed maturities	$(410)	$(22)	$(431)	$813	$0	$813
Equity securities	0	0	0	470	0	470
Short-term investments	0	0	0	(1)	0	(1)
Total	$(410)	$(22)	$(431)	$1,282	$0	$1,282

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Net Realized (Losses) Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized (Losses) Gains on Investments	Net Realized Gains (Losses) on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized Gains (Losses) on Investments
Fixed maturities	$(161)	$(31)	$(192)	$1,106	$(316)	$790
Equity securities	2,155	0	2,155	470	0	470
Short-term investments	1	0	1	(3)	0	(3)
Total	$1,996	$(31)	$1,964	$1,573	$(316)	$1,257
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
Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
5.0% Senior Notes	$3,438	$3,438	$10,313	$10,313
Amortization of debt issuance costs	55	52	162	154
Capital leases	18	18	58	57
Total	$3,510	$3,507	$10,533	$10,524
At September 30, 2017, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Income Taxes
Our GAAP effective tax rate was 30.9% and 29.2% for the three and nine months ended September 30, 2017, respectively, compared with 13.8% and 28.4%, respectively, for the same periods of 2016. The GAAP effective tax rate has increased in 2017 primarily as a result of an increase in operating income. Refer to Note 6 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.

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
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of September 30, 2017, the holding company had $163.7 million of cash and investments. In 2017 our insurance subsidiaries may pay us up to $66.2 million in ordinary dividends without prior regulatory approval. For the nine months ended September 30, 2017, our insurance subsidiaries have paid us ordinary dividends of $47.5 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $53.1 million and $111.5 million during the three and nine months ended September 30, 2017, respectively, compared with positive operating cash flows of $21.2 million and $58.6 million during the same periods of 2016.
At September 30, 2017, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2017 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of September 30, 2017, there were no borrowings outstanding against it.
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
On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program to December 31, 2016, from December 31, 2014. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017, and on November 2, 2017, approved an extension to December 31, 2018. As of September 30, 2017, we had $27.1 million of authority remaining under this program. Share repurchases during the first nine months of 2017 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)
First quarter	8,756	$89.58
Second quarter	17,401	94.52
Third quarter	58,449	91.29
Total	84,606	$91.58
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance
Premium ceded under all reinsurance agreements for the three and nine months ended September 30, 2017, was $3.2 million and $5.8 million, respectively, compared with $2.3 million and $6.5 million, respectively, for the same periods of 2016. Effective June 1, 2017, the premium paid for our excess of loss reinsurance contract for our commercial auto business is now based on earned premium rather than written premium. Premium ceded for the nine months ended September 30, 2017, includes the return of $2.6 million of unearned premium due to the termination of the previous excess of loss contract. Refer to Note 11 - Reinsurance to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2016, for more information on our reinsurance contracts.
Investments
Our consolidated investment portfolio at September 30, 2017, contained approximately $1.4 billion in fixed maturity securities, $100.0 million in equity securities and $2.6 million of short-term investments. All of these are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. At September 30, 2017, we had pre-tax net unrealized gains of $9.5 million on fixed maturities and pre-tax net unrealized gains of $25.7 million on equity securities. Combined, the pre-tax net unrealized gain increased by $24.1 million for the nine months ended September 30, 2017. This increase occurred as a result of lower market interest rates and a rise in global equity markets. The average option adjusted duration of our fixed maturity portfolio was 3.3 years at September 30, 2017, and December 31, 2016.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 90.3% of our fixed maturity investments at September 30, 2017, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at September 30, 2017, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$62,099	$61,894	4.0%
State and municipal	497,868	502,386	32.4%
Mortgage- and asset-backed:
Residential mortgage-backed securities	356,172	355,257	22.9%
Commercial mortgage-backed securities	35,292	34,890	2.2%
Asset-backed securities (ABS):
Auto loans	33,165	33,172	2.1%
Equipment leases	4,731	4,744	0.3%
Credit card	10,360	10,400	0.7%
All other	7,775	7,789	0.5%
Total ABS	56,031	56,106	3.6%
Total mortgage- and asset-backed	447,494	446,253	28.8%
Corporates
Investment grade	298,080	300,726	19.4%
Non-investment grade	133,663	137,450	8.9%
Total corporates	431,742	438,175	28.2%
Total fixed maturities	1,439,204	1,448,709	93.4%
Equity securities	74,347	100,042	6.4%
Short-term investments	2,574	2,572	0.2%
Total investments	$1,516,125	$1,551,323	100.0%
We categorize securities by rating based upon available ratings issued by Moody's, Standard & Poor's or Fitch. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at September 30, 2017 ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$61,894	$0	$0	$0	$0	$61,894	4.3%
State and municipal	145,861	268,083	84,905	0	3,537	502,386	34.7%
Mortgage- and asset-backed	424,431	13,558	3,735	4,530	0	446,253	30.8%
Corporates	1,707	23,281	145,828	129,909	137,450	438,175	30.2%
Total fair value	$633,893	$304,923	$234,467	$134,439	$140,987	$1,448,709	100.0%
% of total fair value	43.8%	21.0%	16.2%	9.3%	9.7%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2017, there were no material changes to the information provided on Form 10-K for the year ended December 31, 2016, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the subcaption “Credit Risk” of our Form 10-K for the year ended December 31, 2016.
ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
Refer to Note 9 - Commitments and Contingencies to the Consolidated Financial Statements for a discussion of developments in legal proceedings during the third quarter of 2017. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings of our Form 10-K for the year ended December 31, 2016.
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

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (c)
July 1, 2017 - July 31, 2017	6,200	$93.81	6,200	$31,861,730
August 1, 2017 - August 31, 2017	37,423	91.88	19,849	30,042,848
September 1, 2017 - September 30, 2017	32,400	90.12	32,400	27,121,521
Total	76,023	$91.29	58,449	$27,121,521

(a)	Includes 17,574 shares surrendered to cover the withholding taxes related to the issuance of shares under the 2013 Stock Incentive Plan.

(b)	Average price paid per share excludes commissions.

(c)
On November 4, 2014, our Board of Directors increased the authority under our current share and debt repurchase plan to a total of $75.0 million and extended the date to execute the program to December 31, 2016, from December 31, 2014. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017, and on November 2, 2017, approved an extension to December 31, 2018.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROBERT H. BATEMAN
November 6, 2017		Robert H. Bateman
Executive Vice President, Chief Financial Officer and Treasurer