Form 10-K
period 2017-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2018-02-15
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2017, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $1,007,156,859 based on the last sale price of Common Stock on that date as reported by The NASDAQ Global Select Market.
As of February 9, 2018, there were 10,935,412 shares of the registrant’s Common Stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 22, 2018, are incorporated by reference in Part III hereof.

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
PART I
ITEM 1
Business
Introduction
Infinity Property and Casualty Corporation was incorporated under the laws of the State of Ohio on September 16, 2002. We are a holding company that provides insurance, through our subsidiaries, for personal auto with a concentration on nonstandard risks, commercial auto and classic collectors. Our headquarters is located in Birmingham, Alabama. We employed approximately 2,300 people at December 31, 2017.
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
On February 13, 2018, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Kemper Corporation, a Delaware corporation (“Parent”) and Vulcan Sub, Inc., an Ohio corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into the Company in accordance with the Ohio General Corporation Law (the “Merger”), with the Company surviving such Merger as a wholly owned subsidiary of Parent (such entity, the “Surviving Company”). The Company expects the closing of the Merger to occur in the third quarter of 2018.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Personal auto insurance is the largest line of property and casualty insurance, accounting for approximately 39%, or $207 billion, of the estimated $535 billion of annual industry premium. Personal auto insurance comprises preferred, standard and nonstandard risks. Nonstandard risks are associated with drivers who, due to factors such as their driving record, driving experience, lapse in, (or the absence of) prior insurance, or credit history, represent a higher than normal risk. Customers in the market for nonstandard auto insurance generally seek minimum required liability limits and are willing to accept restrictive coverages in exchange for more affordable insurance, given their risk profile. There is no established industry-recognized distinction between nonstandard risks and all other personal auto risks. Independent agents sell approximately 27% of all personal automobile insurance. The remainder is sold by captive agents or directly by insurance companies to their customers. We believe that, relative to the standard and preferred auto insurance market, independent agents sell a disproportionately larger portion of nonstandard auto insurance.
The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. These cycles may vary by geographic market.
Industrywide, rates increased 7.9%, 7.0% and 5.7% in 2017, 2016 and 2015, respectively. Our filed average rate adjustments on our personal auto business were 8.9%, 8.1% and 5.1% 2017, 2016 and 2015, respectively.
The personal auto insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We generally compete with other insurers based on price, coverage offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. We compete with both large national writers and small regional companies. In 2016, the five largest automobile insurance companies accounted for approximately 56% of the industry’s net written premium and the largest ten accounted for approximately 72% (2017 industry data is not yet available). Approximately 299 insurance groups and unaffiliated insurance companies compete in the personal auto insurance industry. Some of these groups specialize in nonstandard auto insurance while others insure a broad spectrum of personal auto insurance risks.
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

	2017	2016	2015	2014	2013	2013-2017	2008-2017
Personal Auto Segment	93.0%	94.9%	93.6%	94.5%	96.2%	94.4%	94.0%
Industry (a)	106.1%	106.3%	104.6%	102.3%	101.6%	104.3%	102.9%
Percentage point difference from industry	13.1%	11.4%	11.0%	7.8%	5.4%	9.8%	8.9%
 ________________

(a)
We obtained the private passenger auto industry combined ratios for 2008 through 2016 from A.M. Best. A.M. Best data is not available for 2017. The industry combined ratio for 2017 is an estimate based on data obtained from Conning Research and Consulting.

Commercial Auto provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils.
Approximately 339 insurance groups and unaffiliated insurance companies compete in the commercial auto insurance industry. Writers of commercial auto insurance typically focus on one or more of the various segments of commercial auto. We avoid the segments that are involved in what we consider to be hazardous operations or interstate commerce.
The primary segment of the market on which we focus is artisan contractors, which makes up approximately 19% of the industry's commercial auto premium. We primarily target businesses with fleets of 10 or fewer vehicles, averaging 1.9 vehicles per policy.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Distribution and Marketing
We distribute our products primarily through a network of approximately 10,600 independent agencies and brokers in 15,600 locations. In 2017, 16% of our agency force produced 80% of our gross written premium, our top 10 independent agents and brokers produced 22%, eight independent agencies accounted for more than 1% each, and our top agent produced 7%. In California, Infinity’s largest state by premium volume, 54 independent agents and brokers produced 50% of gross written premium in the state (which represents 24% countrywide), and our largest broker in the state produced 15% of that premium. In Florida, Infinity's second largest state by premium volume, 32 independent agents and brokers produced 50% of gross written premium in the state (which represents 13% countrywide), and our largest agent in the state produced 19% of that premium.
We foster agent relationships by providing them with access to our Internet-based software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Internet-based software applications provide many of our agents with e-signature capabilities and real-time underwriting, claims and policy information. We believe the array of services offered to our agents adds significant value to the agents' businesses. For example, “Easy Street” is our incentive-based program through which agents receive assistance in critical areas such as training, advertising and promotion. In 2017 we spent $12.5 million on co-op advertising and promotions.
In 2017 we also wrote $94.0 million of business sold directly to the consumer either through company-owned sales centers or via the Internet.
We are licensed to write insurance in all 50 states and the District of Columbia, but we focus our operations in targeted urban areas identified in selected states that we believe offer the greatest opportunity for premium growth and profitability.
Total gross written premium mix was as follows ($ in thousands):

	Twelve months ended December 31,
Personal Auto:	2017	2016	2015
California	46.1%	49.0%	49.2%
Florida	25.4%	29.4%	31.9%
Texas	11.8%	6.3%	3.9%
Arizona	2.3%	1.3%	1.2%
Other States	1.6%	2.4%	3.6%
Total Personal Auto	87.1%	88.5%	89.8%
Commercial Auto	11.7%	10.4%	9.1%
Classic Collector	1.2%	1.1%	1.1%
Total all states and all lines	100.0%	100.0%	100.0%
Total all states and all lines	$1,397,294	$1,401,414	$1,387,866
We implement our distribution and marketing efforts with a focus on maintaining a low cost structure. Controlling expenses allows us to price competitively and achieve better underwriting returns. Over the five years ended 2016, years for which industry data is available from A.M. Best, our statutory ratio of underwriting expenses to premium written has averaged 17.8%, which is 8.0 points better than the independent agency segment of the private passenger automobile industry average of 25.8% for the same period.
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
Standard and Poor's has assigned our insurance company subsidiaries insurer financial strength ratings of "A" (Strong). An insurer rated "A" by Standard and Poor's has "strong financial security characteristics but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings." Insurer financial strength ratings do not refer to an organization's ability to meet nonpolicy (debt) obligations.
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
State insurance departments that have jurisdiction over our insurance subsidiaries may conduct routine, on-site visits and examinations of our subsidiaries' affairs. There were no open market conduct examinations as of February 15, 2018. These examinations have from time to time given rise to regulatory orders requiring remedial, injunctive or other action on the part of an insurance subsidiary or the assessment of substantial fines or other penalties against our insurance subsidiaries, and are likely to do so in the future. Every five years, our insurance subsidiaries are subject to a financial examination by the states in which the subsidiaries are domiciled. We expect the examination of years 2012 through 2016 to be completed during the first quarter of 2018 with no adjustment to statutory capital surplus.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

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
The announced merger agreement with Kemper Corporation is subject to various closing conditions, including regulatory and other approvals.

On February 13, 2018, we entered into a Merger Agreement pursuant to which the Company would become a wholly owned subsidiary of Kemper Corporation. The closing of the merger is subject to certain conditions, including, among others (i) the adoption of the Merger Agreement by holders of at least a majority of the outstanding Company Shares entitled to vote thereon; (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and regulatory approval by the Securities and Exchange Commission (the “SEC”); (iii) the absence of any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger; (iv) no more than 10% of the outstanding Company shares shall have properly elected appraisal rights; (v) the shares of Kemper common stock issuable to the Company’s shareholders have been approved for listing on the NYSE; (vi) the Form S-4 registering the Kemper shares comprising part of the merger consideration has been declared effective by the SEC; and (vii) certain employees of the Company must be retained.
A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite our best efforts, we may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the Merger would be prevented or delayed.
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
California and Florida personal auto business represented 72% of our total gross written premium in 2017. In 2017 our two largest urban zones, Los Angeles and Miami, represented 48% of total gross written premium. Our personal auto business may become further concentrated in these states and within our two largest urban zones. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects our revenues and profitability. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. These conditions could negatively affect premium revenue and make it more expensive or less profitable for us to conduct business in these states.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

We rely upon a limited number of independent agents to generate a substantial portion of our business. If we were unable to retain or increase the level of business that these independent agents place with us or increase the level of business generated by other agents, our revenues would be negatively affected.
Approximately 16% of our 10,600 independent agencies and brokers accounted for approximately 80% of our gross written premium in 2017. Further, in California, 54 agencies and brokers produced 50% of our premium in the state, accounting for 24% of our premium nationwide, and in Florida, 32 independent agents and brokers produced 50% of gross written premium in the state, accounting for 13% of our premium nationwide.
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
The highly competitive nature of our industry, along with the advantages that larger, better-known firms possess in the recruiting process, poses a challenge with respect to both employee retention and recruitment efforts. Successful execution of our key business and financial objectives depends, in part, on our ability to retain, develop or find qualified successors for key personnel. The

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

announcement of the loss of key personnel or the delay or inability to retain or appoint successors could negatively affect our stock price, our retention of other key personnel, or hinder us in achieving our business and financial objectives given the specialized knowledge of each of our executive officers and the limited pool of candidates with experience relevant to our operations.
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
At December 31, 2017, we had $75.3 million, or approximately $6.88 per share, of goodwill. In accordance with the Goodwill topic of the FASB Accounting Standards Codification, we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 1B
Unresolved Staff Comments
None.
ITEM 2
Properties
Our insurance subsidiaries lease 158,741 square feet of office space in numerous cities throughout the United States. All of these leases expire within six years. The most significant leased office spaces are located in Miami, Florida; Cerritos, California and Alpharetta, Georgia. Refer to Note 14 – Commitments and Contingencies to the Consolidated Financial Statements for further information about leases. We own a 33,515 square foot call center in McAllen, Texas, a 50,900 square foot call center in Tucson, Arizona, and three properties in Birmingham, Alabama - a 116,433 square foot building, a 62,808 square foot warehouse and a 120,493 square foot building which serves as our corporate headquarters. The properties identified above are used by all segments reported in the Notes to Consolidated Financial Statements.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

PART II
ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 58 registered holders of record as of February 9, 2018. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol IPCC. The stock prices in the following table are over-the-counter market quotations that reflect transactions between dealers; retail markups and commissions are not reflected. These prices may not represent actual transactions. Our closing per-share stock price on February 9, 2018, was $95.60. Refer to Note 12 – Statutory Information to the Consolidated Financial Statements for information about restrictions on transfer of funds and assets of subsidiaries.
Infinity Quarterly High and Low Stock Prices and Dividends Paid by Quarter

For the quarter ended	High	Low	Close	Dividends Declared and Paid Per Share	Return to Shareholders (excluding dividends) (a)	Return to Shareholders (including dividends) (b)
March 31, 2016	$84.10	$73.26	$80.50	$0.52	(2.1)%	(1.5)%
June 30, 2016	86.79	73.92	80.66	0.52	0.2%	0.8%
September 30, 2016	86.74	76.37	82.63	0.52	2.4%	3.1%
December 31, 2016	90.50	73.80	87.90	0.52	6.4%	7.0%

March 31, 2017	$99.55	$84.60	$95.50	$0.58	8.6%	9.3%
June 30, 2017	101.70	90.75	94.00	0.58	(1.6)%	(1.0)%
September 30, 2017	100.70	83.00	94.20	0.58	0.2%	0.8%
December 31, 2017	110.63	86.45	106.00	0.58	12.5%	13.1%

For the twelve months ended
December 31, 2016	$90.50	$73.26	$87.90	$2.08	6.9%	9.4%
December 31, 2017	110.63	83.00	106.00	2.32	20.6%	23.2%

(a)	Calculated by dividing the change in share price during the period presented by the share price at the beginning of the period presented.

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
During the fiscal year ended December 31, 2017, all of our equity securities sold were registered under the Securities Act of 1933, as amended.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2017, by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2017 - October 31, 2017	41,900	$94.29	41,900	$23,169,053
November 1, 2017 - November 30, 2017	6,800	$93.71	6,800	$22,531,509
December 1, 2017 - December 31, 2017	—	$—	—	$22,531,509
Total	48,700	$94.21	48,700	$22,531,509

(a)	Average price paid per share excludes commissions.

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

The following graph shows the comparison of cumulative total shareholder return on our common stock over the five years ended December 31, 2017. The return is measured by dividing (i) the sum of the cumulative amount of dividends, assuming dividend reinvestment, and the change in share price during the periods presented; by (ii) the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for Infinity, the NASDAQ OMX Global Total Return Index for NASDAQ US Benchmark and the NASDAQ OMX Global Total Return for Industrial Classification Benchmark (ICB): 8500 Insurance (Supersector).
Cumulative Total Return as of December 29, 2017
(Assumes a $100 investment at the close of trading on December 31, 2012)

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017
IPCC	$100.00	$125.58	$138.08	$150.14	$164.56	$203.23
NASDAQ US	100.00	133.48	150.12	150.84	170.46	206.91
ICB: 8500 Insurance	100.00	141.64	160.85	159.67	192.30	224.89

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 6
Selected Financial Data

($ in thousands, except per share data)	2017	2016	2015	2014	2013
Gross written premium	$1,397,294	$1,401,414	$1,387,866	$1,360,870	$1,339,819
Gross written premium growth	(0.3)%	1.0%	2.0%	1.6%	6.8%
Net written premium	1,386,853	1,392,459	1,373,287	1,347,604	1,329,892
Net earned premium	1,371,336	1,391,664	1,346,564	1,325,935	1,302,525
Total revenues	1,517,987	1,538,706	1,484,032	1,461,709	1,443,233
Loss & LAE ratio	76.8%	78.8%	76.9%	75.5%	78.1%
Underwriting ratio	18.3%	17.9%	18.7%	19.6%	19.9%
Combined ratio	95.2%	96.7%	95.6%	95.1%	98.0%
Net earnings	$45,384	$43,085	$51,481	$57,201	$32,633
Net earnings per diluted share	$4.10	$3.88	$4.51	$4.95	$2.80
Return on average common shareholders’ equity	6.4%	6.2%	7.4%	8.4%	5.0%
Cash and investments	$1,647,242	$1,576,514	$1,538,536	$1,611,594	$1,582,238
Total assets	2,473,411	2,402,601	2,385,135	2,382,998	2,315,263
Unpaid losses and LAE	715,098	685,455	669,965	668,177	646,577
Unearned premium	627,575	614,347	616,649	589,260	566,004
Long-term debt	273,809	273,591	273,383	273,186	272,998
Total liabilities	1,753,130	1,703,414	1,697,540	1,685,339	1,658,505
Total shareholders’ equity	720,281	699,187	687,595	697,659	656,758
Cash dividends per common share	$2.32	$2.08	$1.72	$1.44	$1.20
Common shares outstanding	10,935	11,044	11,151	11,483	11,504
Book value per common share	$65.87	$63.31	$61.66	$60.75	$57.09
Ratios:
Debt to total capital	27.6%	28.2%	28.6%	28.3%	29.5%
Debt to tangible capital	29.9%	30.6%	31.0%	30.6%	32.1%
Interest coverage	6.7	5.4	6.3	6.9	4.2

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Gross written premium decreased 0.3% in 2017 compared with 2016 primarily from premium adjustments in California of $22.2 million during the first six months of 2017. Refer to Note 13 - Legal and Regulatory Proceedings for a more detailed discussion of the premium adjustments. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the year ended December 31, 2017, were $45.4 million and $4.10, respectively, compared with $43.1 million and $3.88, respectively, for 2016. The increase in net earnings and diluted earnings per share for the year ended December 31, 2017, was primarily due to an increase in underwriting income as the result of a decrease in the accident year combined ratio from 98.4% at December 31, 2016, to 96.5% at December 31, 2017. Partially offsetting this was a $10.2 million deferred tax asset write-off resulting from the impact of the enacted tax reform.
Net catastrophe losses during 2017 were $17.4 million compared with $6.9 million during 2016.
Included in net earnings for the year ended December 31, 2017, was $12.0 million ($18.5 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to a decrease in ultimate severity estimates in California related to bodily injury and material damage coverages for accident year 2016 and a decrease in ultimate frequency estimates in Florida related to material damage and uninsured motorist bodily injury coverage for accident year 2016. This favorable development was partially offset by increases in ultimate severity estimates in bodily injury coverages in our commercial auto product. This compares with $15.6 million ($24.0 million pre-tax) of favorable development for 2016. The following table displays GAAP combined ratio results by accident year developed through December 31, 2017:

	Accident Year Combined Ratio Developed Through					Prior Accident Year (Favorable)/Unfavorable Development ($ in millions)
	Dec.	Mar.	Jun.	Sep.	Dec.	YTD	YTD
	2016	2017	2017	2017	2017	2017	2017
Accident year
Prior							$0.1
2008	91.1%	91.1%	91.1%	91.1%	91.1%	0.0%	0.1
2009	92.4%	92.4%	92.5%	92.5%	92.6%	0.2%	1.7
2010	99.3%	99.3%	99.3%	99.3%	99.3%	0.1%	0.7
2011	99.8%	99.9%	99.9%	99.9%	99.9%	0.1%	0.6
2012	99.6%	99.5%	99.4%	99.4%	99.4%	(0.2)%	(2.5)
2013	94.8%	94.9%	94.9%	94.8%	94.8%	0.0%	0.1
2014	94.4%	94.4%	94.5%	94.5%	94.5%	0.2%	2.3
2015	98.3%	98.4%	98.3%	98.5%	98.5%	0.2%	2.2
2016	98.4%	97.8%	97.4%	97.0%	96.7%	(1.7)%	(23.9)
							$(18.5)
Refer to Results of Operations – Underwriting – Profitability for a more detailed discussion of our underwriting results.
Pre-tax net investment income increased from $35.5 million in 2016 to $37.3 million in 2017 primarily due to an increase in make whole interest and bond issuer tender offers during 2017 totaling $1.0 million and an increase in interest income on cash equivalents due to an increase in yield.
Our book value per share increased 4.0% from $63.31 at December 31, 2016, to $65.87 at December 31, 2017. This increase was primarily due to net earnings partially offset by shareholder dividends and share repurchases.
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
We believe that our relatively low average policy limit and concentration on the nonstandard auto driver classification generally help stabilize fluctuations in frequency and severity. For example, approximately 92% of our policies include only the state-mandated minimum policy limits for bodily injury, which somewhat mitigates the challenge of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.
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
As compared with loss and LAE reserves held at December 31, 2017, our best estimate of reserve ranges using indicated results from utilized estimates of loss and LAE could range from a deficiency of 8%, or $55.5 million, to a redundancy of 9%, or $59.9

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

million. These ranges do not present a forecast of future redundancy or deficiency since actual development of future losses on current loss reserves may vary materially from those estimated in the year-end 2017 reserve tests. Reserves recorded are our best estimate of the ultimate amounts that will be paid.
As noted above, the highest degree of uncertainty is associated with reserves in the first 12 to 18 months. The following table displays the accident year combined ratios developed through December 31, 2017, for the four most recent accident years along with the potential combined ratios based on the low and high outcomes of the loss and LAE tests utilized:

	Combined Ratios Developed Through
	December 31, 2017
	Low	As Reported	High
Accident year
2014	94.1%	94.5%	94.9%
2015	97.7%	98.5%	99.2%
2016	96.1%	96.7%	97.3%
2017	94.5%	96.5%	98.5%
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
Calendar year losses incurred for ECOs, net of reinsurance, over the past five years have ranged from $1.1 million to $4.5 million, averaging $2.7 million per year. Calendar year losses incurred for ECOs, gross of reinsurance, over the past five years have ranged from $1.1 million to $16.6 million, averaging $5.1 million per year. Net losses for 2017, 2016 and 2015 have been $4.5 million, $1.1 million and $2.4 million, respectively.
We find it useful to evaluate accident year loss and LAE ratios by calendar year to monitor reserve development. The following table presents, by accident year, loss and LAE ratios (including IBNR):

	Accident Year Loss and LAE Ratios Through Calendar Year End
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident year
2008	73.5%	71.9%	69.9%	69.6%	69.4%	69.2%	69.0%	69.0%	68.9%	68.9%
2009		74.2%	71.0%	71.0%	70.7%	70.4%	70.4%	70.5%	70.5%	70.7%
2010			75.1%	76.7%	76.8%	76.9%	76.5%	76.7%	76.6%	76.6%
2011				74.9%	77.3%	77.6%	77.4%	77.5%	77.1%	77.2%
2012					78.2%	78.7%	79.0%	79.0%	78.5%	78.3%
2013						77.9%	77.0%	75.6%	75.0%	75.0%
2014							76.9%	75.8%	74.8%	75.0%
2015								79.1%	79.7%	79.8%
2016									80.5%	78.8%
2017										78.2%

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

	Calendar Year Impact of Reserve Development by Accident Year (Favorable) Unfavorable Reserve Development
($ in millions)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident year
Prior	$(29.4)	$(50.5)	$(27.9)	$(7.1)	$(5.3)	$(1.9)	$(1.8)	$(0.2)	$0.5	$0.1
2008		(14.8)	(18.6)	(2.8)	(1.6)	(2.0)	(1.6)	(0.7)	(0.2)	0.1
2009			(27.5)	0.1	(2.6)	(3.0)	0.8	0.3	0.3	1.7
2010				14.3	1.1	0.5	(3.4)	1.8	(1.4)	0.7
2011					24.7	2.8	(2.0)	0.9	(3.3)	0.6
2012						6.4	2.5	0.1	(5.3)	(2.5)
2013							(11.9)	(17.1)	(9.1)	0.1
2014								(14.0)	(13.1)	2.3
2015									7.7	2.2
2016										(23.9)
Total	$(29.4)	$(65.4)	$(73.9)	$4.5	$16.2	$2.9	$(17.4)	$(28.9)	$(24.0)	$(18.5)
The $18.5 million favorable reserve development during the twelve months ended December 31, 2017, was primarily due to decreases in ultimate frequency and severity estimates from the bodily injury and material damage coverages in California for accident year 2016 and decreases in ultimate frequency and severity estimates from material damage coverages along with decreases in severity estimates from uninsured motorist bodily injury coverage in Florida for accident year 2016. This favorable development was partially offset by increases in ultimate severity estimates in bodily injury coverages in our commercial auto product.
The $24.0 million favorable reserve development during the twelve months ended December 31, 2016, was primarily due to decreases in severity estimates in Florida bodily injury and personal injury protection coverages related to accident years 2015 and prior, partially offset by increases in severity estimates in California material damage and bodily injury coverages as well as bodily injury coverages in our commercial auto product, all related to accident year 2015.
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
We performed this test as of October 1, 2017, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and LAE ratios, interest rates and capital requirements.
The October 1, 2017, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2017.
Liquidity and Capital Resources
Ratios
The National Association of Insurance Commissioners’ (NAIC) model law for risk-based capital (RBC) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2017, the capital ratios of all our insurance subsidiaries exceeded the RBC requirements.
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

	2018	2017	2016
Maximum ordinary dividends available to Infinity	$67,863	$59,343	$59,623
Dividends paid from subsidiaries to parent	N/A	66,000	60,000
As of December 31, 2017, the holding company had $171.0 million of cash and investments. In 2018, our insurance subsidiaries may pay us up to $67.9 million in ordinary dividends without prior regulatory approval. Rating agency capital requirements, among other factors, will be considered when determining the actual amount of dividends paid in 2018.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Our insurance subsidiaries generate liquidity to satisfy their obligations, primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of approximately $134.2 million in 2017, $114.0 million in 2016 and $80.2 million in 2015.
At December 31, 2017, we had $275 million principal outstanding of 5.0% senior notes due September 2022 (the "5.0% Senior Notes"). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 4 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2017 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of December 31, 2017, there were no borrowings outstanding against it.
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
Uses of Funds
Our quarterly dividend is currently $0.58 per share. At this current amount, our 2018 annualized dividend payments will be approximately $25.4 million.
Our Board of Directors previously authorized a share and debt repurchase program. On November 4, 2014, our Board of Directors increased the authority to a total of $75 million and extended the date to execute the program to December 31, 2016, from December 31, 2014. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017, and on November 2, 2017, approved an extension to December 31, 2018. During 2017 we repurchased 133,306 shares at an average cost, excluding commissions, of $92.54 per share. As of December 31, 2017, we had $22.5 million of authority remaining under this program.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.
Contractual Obligations
Our contractual obligations and those of our insurance subsidiaries as of December 31, 2017, were ($ in thousands):

Due in	Long-Term Debt & Interest	Operating Leases	Capital Leases	Loss and LAE Reserves (a)	Post-retirement Benefit Payments (b)	Total
2018	$13,750	$4,218	$717	$427,913	$266	$446,864
2019 - 2020	27,500	4,919	1,037	216,065	559	250,080
2021 - 2022	302,500	2,809	202	43,628	567	349,706
2023 and after	0	523	0	27,492	1,627	29,642
Total	$343,750	$12,469	$1,956	$715,098	$3,020	$1,076,293
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
Our consolidated investment portfolio at December 31, 2017, contained $1.4 billion in fixed maturity securities, $96.0 million in equity securities and $2.5 million of short-term investments, all carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, a separate component of shareholders' equity, on an after-tax basis. At December 31, 2017, we had pre-tax net unrealized gains of $1.2 million on fixed maturities and pre-tax net unrealized gains of $27.2 million on equity securities. Combined, the pre-tax net unrealized gain increased by $17.3 million for the twelve months ended December 31, 2017.
Approximately 90.5% of our fixed maturity portfolio at December 31, 2017, was rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2017. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
Because we carry all of these securities at fair value in the Consolidated Balance Sheets, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses. The average duration of our fixed maturity portfolio was 3.3 years at December 31, 2017.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

 Summarized information for our investment portfolio at December 31, 2017, follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed maturities:
U.S. government	$61,196	$60,528	3.9%
State and municipal	492,442	494,211	32.1%
Mortgage- and asset-backed:
Residential mortgage-backed securities	353,277	350,992	22.8%
Commercial mortgage-backed securities	31,204	30,569	2.0%
Asset-backed securities (ABS):
Auto loans	29,450	29,362	1.9%
Credit card	22,593	22,551	1.5%
Equipment leases	4,961	4,958	0.3%
All other	5,548	5,548	0.4%
Total ABS	62,552	62,418	4.1%
Total mortgage- and asset-backed	447,032	443,979	28.8%
Corporates
Investment grade	308,515	309,403	20.1%
Non-investment grade	130,693	132,986	8.6%
Total corporates	439,208	442,390	28.7%
Total fixed maturities	1,439,878	1,441,107	93.6%
Equity securities	68,812	96,004	6.2%
Short-term investments	2,541	2,541	0.2%
Total investment portfolio	$1,511,232	$1,539,653	100.0%
The following table presents the returns, gross of investment expenses, of our investment portfolios based on quarterly investment balances as reflected in the financial statements, excluding equities invested in a rabbi trust:

	Twelve months ended December 31,
	2017	2016	2015
Return on fixed income securities:
Excluding realized gains and losses	2.6%	2.6%	2.6%
Including realized gains and losses	2.4%	2.6%	2.7%
Return on equity securities:
Excluding realized gains and losses	2.9%	2.9%	2.8%
Including realized gains and losses	10.5%	6.6%	5.4%
Return on all investments:
Excluding realized gains and losses	2.5%	2.5%	2.5%
Including realized gains and losses	2.7%	2.7%	2.7%
Receivable for Securities Sold
The $1.7 million and $0.8 million balances in receivable for securities sold at December 31, 2017, and December 31, 2016, respectively, represents fixed income securities sold in the normal course of business that had not settled prior to the end of their respective years.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Payable for Securities Purchased
The $5.6 million and $13.9 million balances in payable for securities purchased at December 31, 2017, and December 31, 2016, respectively, represent fixed income securities and treasury stock purchased in the normal course of business that had not settled prior to the end of their respective years.
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

($ in thousands)	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(200)	(100)	(50)	—	50	100	200
Fair value of fixed maturity portfolio	$1,533,583	$1,488,956	$1,465,047	$1,441,107	$1,417,139	$1,393,141	$1,345,059
Fair value of long-term debt	316,513	303,348	297,008	290,824	284,790	278,904	267,557

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about our fixed maturity investments at December 31, 2017, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns. The cash flows presented take into consideration historical relationships of market yields and prepayment rates. However, the actual prepayment rate may differ from historical trends resulting in actual principal cash flows that differ from those presented below.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the twelve months ending December 31,
2018	$53,241	$95,915	$149,155	2.4
2019	51,874	197,042	248,916	2.3
2020	54,011	198,579	252,590	2.5
2021	42,207	139,544	181,751	2.7
2022	44,766	159,758	204,524	2.6
Thereafter	186,212	151,217	337,429	2.9
Total	$432,310	$942,056	$1,374,365	2.6
Credit Risk
We manage credit risk by diversifying our portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one issuer, excluding the U.S. Government or government-sponsored entities, is $13.2 million or 0.9% of the fixed income investment portfolio, and the top five investments make up 3.9% of the fixed income portfolio. All of the fixed maturities owned at December 31, 2017, were producing their stated rate of investment income.
We categorize securities by rating based upon available ratings issued by Moody's, Standard & Poor's or Fitch. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at December 31, 2017, ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non- investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$60,528	$0	$0	$0	$0	$60,528	4.2%
State and municipal	143,597	261,000	86,126	0	3,488	494,211	34.3%
Mortgage- and asset-backed	424,015	10,355	6,128	3,481	0	443,979	30.8%
Corporates	1,695	24,399	154,782	128,527	132,986	442,390	30.7%
Total fair value	$629,835	$295,754	$247,037	$132,007	$136,474	$1,441,107	100.0%
% of total fair value	43.7%	20.5%	17.1%	9.2%	9.5%	100.0%
Equity Price Risk
Equity price risk is the potential economic loss from adverse changes in equity security prices. Our exposure to equity price risk is limited, as our equity investments comprise only 6.2% of our total investment portfolio. At December 31, 2017, the fair value of our equity portfolio was $96.0 million.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Underwriting
Premium
Our net earned premium was as follows ($ in thousands):

	Twelve months ended December 31,
	2017	2016	Change	% Change
Gross written premium:
Personal Auto	1,217,384	1,240,037	(22,653)	(1.8)%
Commercial Auto	163,389	145,272	18,117	12.5%
Classic Collector	16,520	16,105	415	2.6%
Total gross written premium	1,397,294	1,401,414	(4,121)	(0.3)%
Ceded reinsurance	(10,441)	(8,955)	(1,486)	16.6%
Net written premium	1,386,853	1,392,459	(5,606)	(0.4)%
Change in unearned premium	(15,517)	(795)	(14,722)	NM
Net earned premium	$1,371,336	$1,391,664	$(20,328)	(1.5)%

	Twelve months ended December 31,
	2016	2015	Change	% Change
Gross written premium:
Personal Auto	1,240,037	1,246,492	(6,455)	(0.5)%
Commercial Auto	145,272	126,036	19,237	15.3%
Classic Collector	16,105	15,339	766	5.0%
Total gross written premium	1,401,414	1,387,866	13,548	1.0%
Ceded reinsurance	(8,955)	(14,579)	5,624	(38.6)%
Net written premium	1,392,459	1,373,287	19,172	1.4%
Change in unearned premium	(795)	(26,723)	25,928	(97.0)%
Net earned premium	$1,391,664	$1,346,564	$45,100	3.3%

NM = Not Meaningful
The following table summarizes our policies in force:

	At December 31,
	2017	2016	Change	% Change
Personal Auto	683,802	705,242	(21,440)	(3.0)%
Commercial Auto	56,818	52,340	4,478	8.6%
Classic Collector	41,118	41,473	(355)	(0.9)%
Total policies in force	781,738	799,055	(17,317)	(2.2)%

	At December 31,
	2016	2015	Change	% Change
Personal Auto	705,242	766,858	(61,616)	(8.0)%
Commercial Auto	52,340	48,955	3,385	6.9%
Classic Collector	41,473	41,178	295	0.7%
Total policies in force	799,055	856,991	(57,936)	(6.8)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

2017 compared to 2016
It is our policy to close our policy and claim systems on the last Friday of the month, which resulted in 2016 being a 53-week year. Excluding the impact of this extra week, gross written premium in 2017 would have increased 1.0%.
We implemented rate revisions in various states with an overall rate increase of 8.9% during 2017. Policies in force at December 31, 2017, decreased 2.2% compared with the same period of 2016.
The decrease in Personal Auto gross written premium was primarily due to premium adjustments in California of $22.2 million during the first six months of 2017. Refer to Note 13 - Legal and Regulatory Proceedings for a more detailed discussion of the premium adjustments. Excluding the premium adjustments, gross written premium increased 1.3% during 2017 driven by growth in Texas, Arizona and Commercial Auto, partially offset by reductions in new business in Florida and renewal business in California. Growth in Texas was primarily due to new and renewal business growth and higher average premiums. Growth in Arizona was primarily due to new business growth and higher average premiums.
The gross written premium growth in our Commercial Auto product was primarily due to new and renewal business growth and higher average premiums.
2016 compared to 2015
We implemented rate revisions in various states with an overall rate increase of 8.6% during 2016. Policies in force at December 31, 2016, decreased 6.8% compared with the same period of 2015. Excluding the impact of the extra week in 2016, gross written premium would have decreased 0.3% for the year.
The decrease in Personal Auto gross written premium was primarily due to a decline in Florida in response to rate increases totaling 12.8% implemented throughout the year as well as lower premium in states where we are running off business. This decrease was partially offset by growth in Texas, which grew 63.2% compared with the prior year.
The gross written premium growth in our Commercial Auto product was primarily due to renewal business growth and higher average premiums in California and Texas.

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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables present statutory and GAAP combined ratios:

	Twelve months ended December 31,
	2017			2016			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	76.6%	16.3%	93.0%	78.9%	16.0%	94.9%	(2.3)%	0.4%	(1.9)%
Commercial Auto	82.0%	16.0%	98.0%	81.6%	16.9%	98.5%	0.4%	(0.9)%	(0.5)%
Classic Collector	62.7%	35.5%	98.2%	62.1%	32.8%	94.9%	0.6%	2.7%	3.3%
Total statutory ratios	77.1%	16.5%	93.6%	79.0%	16.3%	95.3%	(1.9)%	0.3%	(1.7)%
Total statutory ratios excluding development	78.4%	16.5%	95.0%	80.7%	16.3%	97.0%	(2.3)%	0.3%	(2.0)%
GAAP ratios	76.8%	18.3%	95.2%	78.8%	17.9%	96.7%	(2.0)%	0.5%	(1.5)%
GAAP ratios excluding development	78.2%	18.3%	96.5%	80.5%	17.9%	98.4%	(2.3)%	0.5%	(1.9)%

	Twelve months ended December 31,
	2016			2015			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	78.9%	16.0%	94.9%	76.7%	16.8%	93.6%	2.2%	(0.9)%	1.3%
Commercial Auto	81.6%	16.9%	98.5%	85.0%	16.2%	101.3%	(3.5)%	0.7%	(2.8)%
Classic Collector	62.1%	32.8%	94.9%	52.1%	29.0%	81.1%	10.0%	3.8%	13.8%
Total statutory ratios	79.0%	16.3%	95.3%	77.1%	16.9%	94.0%	1.9%	(0.7)%	1.2%
Total statutory ratios excluding development	80.7%	16.3%	97.0%	79.2%	16.9%	96.2%	1.5%	(0.7)%	0.8%
GAAP ratios	78.8%	17.9%	96.7%	76.9%	18.7%	95.6%	1.9%	(0.8)%	1.1%
GAAP ratios excluding development	80.5%	17.9%	98.4%	79.1%	18.7%	97.8%	1.4%	(0.8)%	0.7%
2017 compared to 2016

During 2017, adjustments were made to written and earned premium as a result of premium returned to policyholders in California. Refer to Note 13 - Legal and Regulatory Proceedings for a more detailed discussion of the premium adjustments. For the twelve months ended December 31, 2017, written and earned premiums were reduced by $22.1 million and $16.2 million, respectively. Excluding the adjustments, the statutory combined ratio for the twelve months ended December 31, 2017, would have been 92.5%. The GAAP combined ratio for the same period would have been 94.0%.
The statutory combined ratio for the twelve months ended December 31, 2017, decreased by 1.7 points from the same period of 2016. The twelve months ended December 31, 2017, included $18.5 million of favorable development on prior year loss and LAE reserves compared with $24.0 million of favorable development on prior year loss and LAE reserves in 2016. Excluding the effect of development from both periods, the statutory combined ratio decreased by 2.0 points for the twelve months ended December 31, 2017, compared with 2016.
The GAAP combined ratio for the twelve months ended December 31, 2017, decreased by 1.5 points compared with the same period of 2016. Excluding the effect of development from both periods, the GAAP combined ratio decreased by 1.9 points for the twelve months ended December 31, 2017, compared with 2016.
Losses from catastrophes totaled $17.4 million during 2017, compared with $6.9 million in 2016.
The 1.9 points decline in the Personal Auto combined ratio for the twelve months ended December 31, 2017, was primarily due to improving loss cost trends during 2017 in both Florida and California resulting in lower loss ratios in these states.
The 0.5 point decline in the Commercial Auto product combined ratio during the twelve months ended December 31, 2017, was primarily due to an improvement in the underwriting expense ratio as a result of lower average commission ratios.

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
The 2.8 points decline in the Commercial Auto product combined ratio during the twelve months ended December 31, 2016, was due to an improvement in the current accident year loss and LAE ratio primarily due to an increase in average earned premium.

Installment and Other Fee Income

	Twelve months ended December 31,
($ in thousands)	2017	2016	2015
Installment and other fee income	$105,764	$107,361	$96,753
The decrease in installment and other fee income charged to policyholders during 2017 was primarily related to a decrease in processing and late fees as a result of a reduction in business in California partially offset by increases in installment and policy fees. The increase in installment and other fee income charged to policyholders during 2016 was primarily related to an increase in processing fees.
Net Investment Income
Investment income primarily includes gross investment revenue net of investment management fees and any changes reflect fluctuations in market rates and average invested assets as shown in the following table ($ in thousands):

	Twelve months ended December 31,
	2017	2016	2015
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$37,301	$35,528	$36,871
Dividends on equity securities	2,174	2,231	2,194
Gross investment income	39,476	37,759	39,065
Investment expenses	(2,213)	(2,222)	(2,265)
Net investment income	$37,262	$35,537	$36,800
Average investment balance, at cost	$1,549,325	$1,510,122	$1,555,808
Annualized returns excluding realized gains and losses	2.4%	2.4%	2.4%
Annualized returns including realized gains and losses	2.5%	2.6%	2.5%
Pre-tax net investment income increased from $35.5 million in 2016 to $37.3 million in 2017 primarily due to an increase in make whole interest and bond issuer tender offers during 2017 totaling $1.0 million and an increase in interest income on cash equivalents due to an increase in yield.
Pre-tax net investment income declined from $36.8 million in 2015 to $35.5 million in 2016 primarily due to a decline of $0.9 million in make whole proceeds and a decrease in book yield caused by continued low reinvestment yields.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains on Investments
We recorded net realized gains on sales and impairments for unrealized losses deemed other-than-temporary as follows (before tax, $ in thousands):

Twelve months ended December 31, 2017	Net Realized (Losses) Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized (Losses) Gains on Investments
Fixed maturities	$(160)	$(3,116)	$(3,276)
Equity securities	5,501	0	5,501
Short-term investments	1	(7)	(5)
Total	$5,343	$(3,123)	$2,220
Twelve months ended December 31, 2016
Fixed maturities	$671	$(375)	$296
Equity securities	2,851	0	2,851
Short-term investments	(3)	0	(3)
Total	$3,519	$(375)	$3,145
Twelve months ended December 31, 2015
Fixed maturities	$2,064	$(1,294)	$770
Equity securities	2,039	0	2,039
Short-term investments	0	0	0
Total	$4,102	$(1,294)	$2,809
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
Of the $3.1 million impairments recorded during 2017, $3.0 million were recorded during the fourth quarter as a result of our upcoming transition to a new investment policy statement and the related repositioning of our portfolio. These securities, impaired as we have an intent to sell, are expected to be sold between February and May 2018. We also intend to sell other securities that are currently in unrealized gain positions. The overall impact to the portfolio based on current market values, after security sales during the first and second quarters of 2018, is expected to be immaterial. The actual impact could be different as market values fluctuate over the transition period.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Income

	Twelve months ended December 31,
($ in thousands)	2017	2016	2015
Other income	$1,404	$1,000	$1,106
Other income was primarily comprised of commission from the sales of third party insurance policies and items of a non-recurring nature. Other income for the year ended December 31, 2017, increased $0.4 million primarily as a result of a growth in the sales of these policies.
Interest Expense

	Twelve months ended December 31,
($ in thousands)	2017	2016	2015
5.0% Senior Notes	$13,750	$13,750	$13,750
Amortization of debt issuance costs	218	208	197
Capital leases	75	80	81
Total	$14,043	$14,037	$14,029
At December 31, 2017, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 4 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.
Corporate General and Administrative Expenses

	Twelve months ended December 31,
($ in thousands)	2017	2016	2015
Corporate general and administrative expenses	$9,769	$7,899	$7,655
Corporate general and administrative expenses are comprised of expenses of the holding company, including board of directors' fees, directors and officers insurance and a portion of the salaries and benefits of senior executives. The increase in expense during 2017 is primarily related to performance share expense following improvement in underlying results.
Other Expenses

	Twelve months ended December 31,
($ in thousands)	2017	2016	2015
Loss on disposal of assets	$55	$568	$265
Corporate litigation expense	902	318	299
Lease related expenses	(83)	17	979
Loss on impairment of property	0	0	909
Other	1,595	833	844
Total	$2,470	$1,736	$3,296
Other expenses for the twelve months ended December 31, 2017, increased primarily due an increase in litigation expense.
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes
The following table reconciles our U.S. statutory rate and effective tax rate for the periods ended December 31, 2017, 2016 and 2015:

	Twelve months ended December 31,
	2017	2016	2015
U.S. Statutory tax rate	35.0%	35.0%	35.0%
Adjustments:
Dividends-received deduction	(0.6)%	(0.7)%	(0.6)%
Tax-exempt interest	(3.0)%	(4.0)%	(3.6)%
Other	(0.2)%	0.4%	0.4%
Deferred tax rate adjustment	12.6%	0.0%	0.0%
Effective tax rate	43.8%	30.7%	31.2%
The GAAP effective tax rate increased in 2017 primarily as a result of the inclusion of the adjustment to net deferred taxes in the Provision for income taxes relating to the reduction in the enacted corporate tax rate under the Tax Cuts and Jobs Act from 35% to 21% and an increase in pre-tax income. The GAAP effective tax rate decreased in 2016 primarily as a result of a more significant impact from tax-exempt interest and the dividends-received deduction due to lower pre-tax income. Refer to Note 5 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.
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
ITEM 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

ITEM 9A
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in the 2013 edition of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included herein.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Shareholders and Board of Directors
Infinity Property and Casualty Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Infinity Property and Casualty Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinity Property and Casualty and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Infinity Property and Casualty Corporation and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 15, 2018

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
The information required by this Item 10 regarding Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934; and Corporate Governance is incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 22, 2018.
ITEM 11
Executive Compensation
Incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 22, 2018.
ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 22, 2018.
ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 22, 2018.
ITEM 14
Principal Accountant Fees and Services
Incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 22, 2018.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Infinity Property and Casualty Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinity Property and Casualty Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2002.
/S/ ERNST & YOUNG LLP
Birmingham, Alabama
February 15, 2018

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Twelve months ended December 31,
	2017	2016	% Change	2015	% Change
Revenues:
Earned premium	$1,371,336	$1,391,664	(1.5)%	$1,346,564	3.3%
Installment and other fee income	105,764	107,361	(1.5)%	96,753	11.0%
Net investment income	37,262	35,537	4.9%	36,800	(3.4)%
Net realized gains on investments(1)	2,220	3,145	(29.4)%	2,809	12.0%
Other income	1,404	1,000	40.4%	1,106	(9.6)%
Total revenues	1,517,987	1,538,706	(1.3)%	1,484,032	3.7%
Costs and Expenses:
Losses and loss adjustment expenses	1,053,697	1,096,755	(3.9)%	1,036,001	5.9%
Commissions and other underwriting expenses	357,281	356,148	0.3%	348,219	2.3%
Interest expense	14,043	14,037	0.0%	14,029	0.1%
Corporate general and administrative expenses	9,769	7,899	23.7%	7,655	3.2%
Other expenses	2,470	1,736	42.3%	3,296	(47.3)%
Total costs and expenses	1,437,260	1,476,575	(2.7)%	1,409,200	4.8%
Earnings before income taxes	80,727	62,132	29.9%	74,832	(17.0)%
Provision for income taxes	35,343	19,047	85.6%	23,351	(18.4)%
Net Earnings	$45,384	$43,085	5.3%	$51,481	(16.3)%
Net Earnings per Common Share:
Basic	$4.13	$3.91	5.6%	$4.54	(13.9)%
Diluted	4.10	3.88	5.7%	4.51	(14.0)%
Average Number of Common Shares:
Basic	10,984	11,018	(0.3)%	11,334	(2.8)%
Diluted	11,067	11,101	(0.3)%	11,417	(2.8)%
Cash Dividends per Common Share	$2.32	$2.08	11.5%	$1.72	20.9%
(1) Net realized gains on sales	$5,343	$3,519	51.8%	$4,102	(14.2)%
Total other-than-temporary impairment (OTTI) losses	(2,912)	(375)	677.5%	(1,294)	(71.1)%
Non-credit portion in other comprehensive income	88	0	NM	0	0.0%
OTTI losses reclassified from other comprehensive income	(299)	0	NM	0	0.0%
Net impairment losses recognized in earnings	(3,123)	(375)	733.8%	(1,294)	(71.1)%
Total net realized gains on investments	$2,220	$3,145	(29.4)%	$2,809	12.0%
NM = Not Meaningful
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Twelve months ended December 31,
	2017	2016	2015
Net earnings	$45,384	$43,085	$51,481
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(204)	88	771
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	19,509	3,205	(22,091)
Less: Reclassification adjustments for gains included in net earnings	(2,220)	(3,145)	(2,809)
Unrealized gains (losses) on investments, net	17,288	61	(24,900)
Other comprehensive income (loss), before tax	17,085	149	(24,129)
Income tax (expense) benefit related to components of other comprehensive income	(5,236)	(52)	8,445
Other comprehensive income (loss), net of tax	11,848	97	(15,684)
Comprehensive income	$57,232	$43,182	$35,797
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	December 31,
	2017	2016
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,439,878 and $1,392,660)	$1,441,107	$1,390,167
Equity securities – at fair value (cost $68,812 and $77,013)	96,004	90,640
Short-term investments – at fair value (amortized cost $2,541 and $2,909)	2,541	2,907
Total investments	1,539,653	1,483,714
Cash and cash equivalents	107,589	92,800
Accrued investment income	13,079	12,485
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $15,262 and $14,207	508,078	495,157
Property and equipment, net of accumulated depreciation of $84,776 and $70,559	82,453	96,166
Prepaid reinsurance premium	1,032	3,410
Recoverables from reinsurers (includes $(1,269) and $121 on paid losses and LAE)	30,340	17,251
Deferred policy acquisition costs	88,300	91,136
Current and deferred income taxes	9,355	21,635
Receivable for securities sold	1,700	795
Other assets	16,557	12,777
Goodwill	75,275	75,275
Total assets	$2,473,411	$2,402,601
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$715,098	$685,455
Unearned premium	627,575	614,347
Long-term debt (fair value $290,824 and $278,726)	273,809	273,591
Commissions payable	16,743	16,176
Payable for securities purchased	5,615	13,922
Other liabilities	114,289	99,924
Total liabilities	1,753,130	1,703,414
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,867,436 and 21,809,954 shares issued)	$21,888	$21,829
Additional paid-in capital	383,567	378,745
Retained earnings	797,546	777,695
Accumulated other comprehensive income, net of tax	19,756	7,907
Treasury stock, at cost (10,932,539 and 10,766,211 shares)	(502,475)	(486,990)
Total shareholders’ equity	720,281	699,187
Total liabilities and shareholders’ equity	$2,473,411	$2,402,601
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at January 1, 2015	$21,745	$372,368	$725,651	$23,494	$(445,599)	$697,659
Net earnings	—	—	51,481	—	—	51,481
Net change in post-retirement benefit liability	—	—	—	501	—	501
Change in unrealized gain on investments	—	—	—	(16,795)	—	(16,795)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	610	—	610
Comprehensive income						35,797
Dividends paid to common shareholders	—	—	(19,528)	—	—	(19,528)
Shares issued and share-based compensation expense, including tax benefit	49	3,658	—	—	—	3,706
Acquisition of treasury stock	—	—	—	—	(30,040)	(30,040)
Balance at December 31, 2015	$21,794	$376,025	$757,604	$7,811	$(475,638)	$687,595
Net earnings	—	—	43,085	—	—	43,085
Net change in post-retirement benefit liability	—	—	—	57	—	57
Change in unrealized gain on investments	—	—	—	(238)	—	(238)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	277	—	277
Comprehensive income						43,182
Dividends paid to common shareholders	—	—	(22,993)	—	—	(22,993)
Shares issued and share-based compensation expense, including tax benefit	35	2,720	—	—	—	2,755
Acquisition of treasury stock	—	—	—	—	(11,352)	(11,352)
Balance at December 31, 2016	$21,829	$378,745	$777,695	$7,907	$(486,990)	$699,187
Net earnings	—	—	45,384	—	—	45,384
Net change in post-retirement benefit liability	—	—	—	(133)	—	(133)
Change in unrealized gain on investments	—	—	—	11,653	—	11,653
Change in non-credit component of impairment losses on fixed maturities	—	—	—	327	—	327
Comprehensive income						57,232
Dividends paid to common shareholders	—	—	(25,533)	—	—	(25,533)
Shares issued and share-based compensation expense	59	4,822	—	—	—	4,880
Acquisition of treasury stock	—	—	—	—	(15,485)	(15,485)
Balance at December 31, 2017	$21,888	$383,567	$797,546	$19,756	$(502,475)	$720,281
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Twelve months ended December 31,
	2017	2016	2015
Operating Activities:
Net earnings	$45,384	$43,085	$51,481
Adjustments:
Depreciation	16,274	14,642	12,299
Amortization	21,454	20,401	22,411
Net realized gains on investments	(2,220)	(3,145)	(2,809)
Loss on disposal of property and equipment	49	566	1,174
Share-based compensation expense	4,596	2,342	3,149
Excess tax benefits from share-based payment arrangements	0	157	298
Activity related to rabbi trust	228	77	(49)
Change in accrued investment income	(594)	(240)	732
Change in agents’ balances and premium receivable	(12,920)	16,385	(27,904)
Change in reinsurance receivables	(10,711)	(220)	(1,101)
Change in deferred policy acquisition costs	2,836	2,021	(2,728)
Change in other assets	3,878	9,797	(6,200)
Change in unpaid losses and loss adjustment expenses	29,644	15,490	1,787
Change in unearned premium	13,228	(2,301)	27,389
Change in other liabilities	14,836	(13,678)	(7,122)
Net cash provided by operating activities	125,961	105,380	72,805
Investing Activities:
Purchases of fixed maturities	(490,728)	(479,050)	(523,502)
Purchases of equity securities	(1,900)	(7,591)	(7,000)
Purchases of short-term investments	(3,019)	(9,882)	(8,413)
Purchases of property and equipment	(4,564)	(21,668)	(47,300)
Maturities and redemptions of fixed maturities	218,595	163,755	198,050
Maturities and redemptions of short-term investments	925	2,270	1,285
Proceeds from sale of fixed maturities	192,408	290,866	329,688
Proceeds from sale of equity securities	16,010	12,185	8,489
Proceeds from sale of short-term investments	2,400	9,258	3,086
Proceeds from sale of property and equipment	25	2	0
Net cash used in investing activities	(69,849)	(39,855)	(45,617)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	285	256	259
Principal payments under capital lease obligations	(540)	(517)	(497)
Acquisition of treasury stock	(15,535)	(11,953)	(29,481)
Dividends paid to shareholders	(25,533)	(22,993)	(19,528)
Net cash used in financing activities	(41,323)	(35,208)	(49,246)
Net increase (decrease) in cash and cash equivalents	14,789	30,317	(22,058)
Cash and cash equivalents at beginning of period	92,800	62,483	84,541
Cash and cash equivalents at end of period	$107,589	$92,800	$62,483
See Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
INDEX TO NOTES

1	Significant Reporting and Accounting Policies	10	Insurance Reserves
2	Fair Value	11	Reinsurance
3	Investments	12	Statutory Information
4	Long-Term Debt	13	Legal and Regulatory Proceedings
5	Income Taxes	14	Commitments and Contingencies
6	Computation of Net Earnings per Share	15	Additional Information
7	Share-Based Compensation	16	Accumulated Other Comprehensive Income
8	Benefit Plans	17	Segment Information
9	Quarterly Operating Results (Unaudited)	18	Subsequent Event
Note 1 Significant Reporting and Accounting Policies
Nature of Operations
We write personal auto insurance with a concentration on nonstandard auto insurance, commercial auto insurance and classic collector auto insurance. Personal auto insurance accounts for 87% of our total gross written premium and we primarily write it in four states. We wrote approximately 53% of our personal auto gross written premium in the state of California during 2017.
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
We have evaluated events that occurred after December 31, 2017, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Investments
We consider all fixed maturity and equity securities “available for sale” and report them at fair value with net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of accumulated other comprehensive income within shareholders' equity. We base the fair values of investments on prices quoted in the most active market for each security. If quoted prices are not available, we estimate fair value based on the fair value of comparable securities, discounted cash flow models or similar methods. We treat premium and discounts on mortgage-backed securities (MBS) and asset-backed securities (ABS) as a yield adjustment over the estimated life of the securities, adjusted for anticipated prepayments, using the interest method. We base prepayment assumptions on data from widely accepted third party data sources or internal estimates. We review the amortized cost and effective yield of the security periodically and adjust it to reflect actual prepayments and changes in expectations. For high credit quality MBS and ABS (those rated AA or above at the time of purchase), the adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For MBS and ABS rated below AA, we adjust the yield prospectively for any changes in estimated cash flows.

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
Securities having a fair value of approximately $19.8 million at December 31, 2017, were on deposit as required by regulatory authorities.
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
Advertising
Advertising costs are charged to expense as incurred. Total advertising costs were $11.1 million, $9.7 million and $9.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Deferred Policy Acquisition Costs (DPAC)
Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the successful production of premium writings are deferred and charged against income ratably over the terms of the related policies. The method followed in computing DPAC limits the amount of such costs to their estimated realizable value without any consideration for anticipated investment income. Each quarter, we evaluate the recoverability of these costs. The DPAC amortization expense recognized in the Consolidated Statements of Earnings during 2017, 2016 and 2015 was $200.7 million, $207.1 million and $203.7 million, respectively.
Goodwill
In accordance with the Goodwill topic of the FASB Accounting Standards Codification (FASC), we perform impairment test procedures for goodwill on an annual basis. These procedures require us to calculate the fair value of goodwill, compare the result to our carrying value and record the amount of any shortfall as an impairment charge.
We performed this test as of October 1, 2017, using a variety of methods, including estimates of future discounted cash flows and comparisons of our market value to that of our major competitors. Our cash flow projections rely on assumptions that are subject to uncertainty, including premium growth, loss and loss adjustment expense ratios, interest rates and capital requirements.
The October 1, 2017, test results indicated that the fair value of our goodwill exceeded our carrying value and therefore no impairment charge was required at that date. Additionally, there was no indication of impairment at December 31, 2017.

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
Property and Equipment
We report property and equipment balances at cost less accumulated depreciation. Property and equipment, which consists of land, buildings, leasehold improvements, computer equipment, capitalized software and furniture and fixtures, consisted of the following balances as of December 31, 2017 ($ in millions):

	Gross Asset	Accumulated Depreciation	Net Asset
Real estate related	$69.8	$(9.6)	$60.2
Computer equipment & software	82.9	(66.9)	16.0
Furniture & fixtures	14.5	(8.2)	6.3
Total	$167.2	$(84.8)	$82.5
We recognized $1.5 million, net of accumulated depreciation of $1.6 million, of equipment held under capital leases in other assets on the Consolidated Balance Sheets with the related lease obligations recorded in other liabilities. We compute depreciation over the estimated useful lives of the assets using the straight-line method. Property and equipment is a separate line item on the Consolidated Balance Sheets and we allocate the related expenses, including amortization of assets recorded under capital leases, to one or more of the following line items on the Consolidated Statements of Earnings depending on the asset: "Losses and loss adjustment expenses," "Commissions and other underwriting expenses," "Corporate general and administrative expenses" or "Other expenses."

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
Recently Adopted Accounting Standards
In March 2016 the FASB issued an ASU related to the accounting for employee share-based payments. The guidance addresses the recognition, presentation and classification of awards, forfeitures and shares withheld for tax purposes. We adopted the change to the presentation of excess tax benefits on the consolidated statements of cash flow retrospectively and all other portions of the standard prospectively as of January 1, 2017. We reclassified $0.2 million and $0.3 million of excess tax benefits from financing activities to operating activities for the twelve months ended December 31, 2016 and December 31, 2015, respectively. The adoption of this standard did not have a material impact on our financial condition or results of operations.
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
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. The standard is effective for fiscal years beginning after December 15, 2017, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently record equity securities at fair value and as of December 31, 2017, we have $17.7 million net unrealized gains, net of tax, recognized as a component of other comprehensive income.
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts have been excluded from the scope of the guidance. In August 2015 the FASB issued an ASU to defer the effective date from fiscal years beginning after December 15, 2016, to fiscal years beginning after December 15, 2017. As an insurance-entity, we are largely exempt from the provisions of this standard, with only fee income subject to this new standard. Processing and policy fees are largely earned at the inception of the policy under current guidance but will be earned over the life of the policy under the new revenue recognition guidance. We will adopt using a full retrospective approach and will record a cumulative-effect adjustment to the balance sheet reducing shareholders' equity by $4.5 million on January 1, 2018.

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
December 31, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$107,589	$0	$0	$107,589
Fixed maturity securities:
U.S. government	60,528	0	0	60,528
State and municipal	0	490,724	3,488	494,211
Mortgage-backed securities:
Residential	0	350,992	0	350,992
Commercial	0	30,569	0	30,569
Total mortgage-backed securities	0	381,561	0	381,561
Asset-backed securities	0	62,266	152	62,418
Corporates	0	442,281	108	442,390
Total fixed maturities	60,528	1,376,832	3,748	1,441,107
Equity securities	96,004	0	0	96,004
Short-term investments	0	2,541	0	2,541
Total cash and investments	$264,121	$1,379,373	$3,748	$1,647,242
Percentage of total cash and investments	16.0%	83.7%	0.2%	100.0%

December 31, 2016
Cash and cash equivalents	$92,800	$0	$0	$92,800
Fixed maturity securities:
U.S. government	62,480	5	0	62,485
State and municipal	0	472,471	3,860	476,331
Mortgage-backed securities:
Residential	0	340,367	0	340,367
Commercial	0	69,801	0	69,801
Total mortgage-backed securities	0	410,169	0	410,169
Asset-backed securities	0	37,196	412	37,608
Corporates	0	402,909	666	403,575
Total fixed maturities	62,480	1,322,749	4,938	1,390,167
Equity securities	90,640	0	0	90,640
Short-term investments	769	2,139	0	2,907
Total cash and investments	$246,689	$1,324,888	$4,938	$1,576,514
Percentage of total cash and investments	15.6%	84.0%	0.3%	100.0%
We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $290.8 million and $278.7 million fair value of our long-term debt at December 31, 2017, and December 31, 2016, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.

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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the progression in the Level 3 fair value category ($ in thousands):

Twelve months ended December 31, 2017	State and Municipal	Corporates	Asset-Backed Securities	Total
Balance at beginning of period	$3,860	$666	$412	$4,938
Total (lossses) gains, unrealized or realized
Included in net earnings	(129)	1	0	(127)
Included in other comprehensive income	3	(30)	22	(5)
Purchases	0	2,000	4,259	6,259
Sales	(694)	0	0	(694)
Settlements	0	(530)	(258)	(788)
Transfers in	447	0	0	447
Transfers out	0	(2,000)	(4,283)	(6,283)
Balance at end of period	$3,488	$108	$152	$3,748

Twelve months ended December 31, 2016
Balance at beginning of period	$10	$1,524	$0	$1,534
Total (losses) gains, unrealized or realized
Included in net earnings	(25)	12	0	(13)
Included in other comprehensive income	(10)	(60)	3	(67)
Purchases	0	0	620	620
Settlements	(10)	(810)	(209)	(1,029)
Transfers in	3,894	0	1,338	5,232
Transfers out	0	0	(1,339)	(1,339)
Balance at end of period	$3,860	$666	$412	$4,938
Of the $3.7 million fair value of securities in Level 3 at December 31, 2017, which consisted of six securities, we priced two based on non-binding broker quotes and four securities, which were included in Level 3 because they were not rated by a NRSRO, were priced by a nationally recognized pricing service.
During the twelve months ended December 31, 2017, one security, which was an exchange of a rated municipal bond for an unrated refunded bond, was transferred from Level 2 into Level 3 and one security was transferred from Level 2 into Level 3 because it was not rated by a recognized statistical rating organization. Six securities were purchased and placed into Level 3 during the first quarter of 2017 because a price could not be determined using observable market inputs. However, during the second quarter of 2017, prices were obtained using observable market inputs and these securities were transferred into Level 2. There were no transfers of securities between Levels 1 and 2.
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$107,589	$107,589	$92,800	$92,800
Available-for-sale securities:
Fixed maturities	1,441,107	1,441,107	1,390,167	1,390,167
Equity securities	96,004	96,004	90,640	90,640
Short-term investments	2,541	2,541	2,907	2,907
Total cash and investments	$1,647,242	$1,647,242	$1,576,514	$1,576,514
Liabilities:
Long-term debt	$273,809	$290,824	$273,591	$278,726
Refer to Note 3 – Investments to the Consolidated Financial Statements for additional information on investments and Note 4 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 3 Investments
We consider all fixed maturity and equity securities “available for sale” and report them at fair value with net unrealized gains or losses reported after-tax (net of any valuation allowance) as a component of accumulated other comprehensive income within shareholders' equity. The proceeds from sales of securities for the twelve months ended December 31, 2017, were $210.8 million, and are net of $1.7 million of receivable for securities sold during 2017 that had not settled at December 31, 2017. The proceeds from sales of securities for the twelve months ended December 31, 2016, were $312.3 million and are net of $0.8 million of receivable for securities sold during 2016 that had not settled at December 31, 2016. The proceeds from sales of securities for the twelve months ended December 31, 2015, were $341.3 million.
Gross gains of $6.9 million, $6.2 million and $7.2 million were realized on sales of available for sale securities during the years ended 2017, 2016 and 2015, respectively. Gross losses of $1.7 million, $2.7 million and $3.2 million were realized on sales of available for sale securities during the years ended 2017, 2016 and 2015, respectively. Gains or losses on securities are determined on a specific identification basis.

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

December 31, 2017	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$61,196	$0	$(668)	$60,528	$0
State and municipal	492,442	2,768	(999)	494,211	(46)
Mortgage-backed securities:
Residential	353,277	1,812	(4,097)	350,992	(1,479)
Commercial	31,204	18	(653)	30,569	0
Total mortgage-backed securities	384,481	1,830	(4,750)	381,561	(1,479)
Asset-backed securities	62,552	62	(196)	62,418	(8)
Corporates	439,208	4,610	(1,429)	442,390	(31)
Total fixed maturities	1,439,878	9,271	(8,042)	1,441,107	(1,564)
Equity securities	68,812	27,192	0	96,004	0
Short-term investments	2,541	0	0	2,541	0
Total	$1,511,232	$36,463	$(8,042)	$1,539,653	$(1,564)

December 31, 2016
Fixed maturities:
U.S. government	$62,808	$55	$(377)	$62,485	$0
State and municipal	477,834	2,313	(3,816)	476,331	(51)
Mortgage-backed securities:
Residential	343,095	2,306	(5,034)	340,367	(1,967)
Commercial	70,676	63	(939)	69,801	0
Total mortgage-backed securities	413,772	2,369	(5,972)	410,169	(1,967)
Asset-backed securities	37,562	93	(47)	37,608	(8)
Corporates	400,685	4,389	(1,499)	403,575	(41)
Total fixed maturities	1,392,660	9,219	(11,711)	1,390,167	(2,068)
Equity securities	77,013	13,627	0	90,640	0
Short-term investments	2,909	0	(2)	2,907	0
Total	$1,472,582	$22,846	$(11,713)	$1,483,714	$(2,068)
(1) The total non-credit portion of OTTI recognized in Accumulated OCI reflecting the original non-credit loss at the time the credit impairment was determined.

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
December 31, 2017	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	25	$46,160	$(422)	0.9%	16	$14,368	$(246)	1.7%
State and municipal	82	163,997	(939)	0.6%	5	10,529	(60)	0.6%
Mortgage-backed securities:
Residential	154	81,841	(453)	0.6%	279	127,317	(3,644)	2.8%
Commercial	2	3,578	(30)	0.8%	9	23,066	(623)	2.6%
Total mortgage-backed securities	156	85,419	(483)	0.6%	288	150,383	(4,267)	2.8%
Asset-backed securities	31	35,407	(193)	0.5%	2	1,561	(3)	0.2%
Corporate	104	158,788	(1,197)	0.7%	13	16,468	(232)	1.4%
Total fixed maturities	398	489,771	(3,233)	0.7%	324	193,309	(4,809)	2.4%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	398	$489,771	$(3,233)	0.7%	324	$193,309	$(4,809)	2.4%

December 31, 2016
Fixed maturities:
U.S. government	31	$47,640	$(377)	0.8%	0	$0	$0	0.0%
State and municipal	146	303,428	(3,816)	1.2%	0	0	0	0.0%
Mortgage-backed securities:
Residential	381	225,117	(4,559)	2.0%	40	11,891	(474)	3.8%
Commercial	14	38,002	(788)	2.0%	7	26,537	(150)	0.6%
Total mortgage-backed securities	395	263,119	(5,347)	2.0%	47	38,428	(625)	1.6%
Asset-backed securities	9	7,836	(46)	0.6%	1	519	(1)	0.1%
Corporate	98	145,089	(1,272)	0.9%	7	7,745	(227)	2.8%
Total fixed maturities	679	767,112	(10,859)	1.4%	55	46,693	(852)	1.8%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	3	2,907	(2)	0.1%	0	0	0	0.0%
Total	682	$770,019	$(10,861)	1.4%	55	$46,693	$(852)	1.8%
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
The following table summarizes those securities, excluding the rabbi trust, with unrealized gains or losses:

	December 31, 2017	December 31, 2016
Number of positions held with unrealized:
Gains	496	527
Losses	722	737
Number of positions held that individually exceed unrealized:
Gains of $500,000	2	1
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	81%	85%
Losses that were investment grade	97%	97%
Percentage of fair value held with unrealized:
Gains that were investment grade	81%	84%
Losses that were investment grade	95%	97%
The following table sets forth the amount of unrealized losses, excluding the rabbi trust, by age and severity at December 31, 2017 ($ in thousands):

Age of Unrealized Losses	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Three months or less	$316,027	$(1,498)	$(1,498)	$0	$0
Four months through six months	161,848	(1,620)	(1,620)	0	0
Seven months through nine months	9,020	(86)	(86)	0	0
Ten months through twelve months	3,748	(39)	(33)	(7)	0
Greater than twelve months	192,437	(4,799)	(4,387)	(412)	(0)
Total	$683,080	$(8,042)	$(7,623)	$(419)	$(0)

*	As a percentage of amortized cost or cost.
The change in unrealized gains (losses) on securities included the following ($ in thousands):

	Pre-tax
December 31, 2017	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Unrealized holding gains (losses) on securities arising during the period	$446	$19,066	$(4)	$(6,085)	$13,424
Realized losses (gains) included in net earnings	160	(5,501)	(1)	1,870	(3,473)
Impairment losses recognized in net earnings	3,116	0	7	(1,093)	2,030
Change in unrealized, net	$3,722	$13,565	$2	$(5,308)	$11,981
December 31, 2016
Unrealized holding (losses) gains on securities arising during the period	$(2,153)	$5,359	$(0)	$(1,122)	$2,084
Realized (gains) losses included in net earnings	(671)	(2,851)	3	1,232	(2,287)
Impairment losses recognized in net earnings	375	0	0	(131)	243
Change in unrealized, net	$(2,449)	$2,508	$2	$(21)	$40
December 31, 2015
Unrealized holding losses on securities arising during the period	$(18,699)	$(3,388)	$(4)	$7,732	$(14,359)
Realized gains included in net earnings	(2,064)	(2,039)	(0)	1,436	(2,667)
Impairment losses recognized in net earnings	1,294	0	0	(453)	841
Change in unrealized, net	$(19,469)	$(5,427)	$(4)	$8,715	$(16,185)
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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	2017	2016
Balance at beginning of year	$557	$683
Additions for:
Previously impaired securities	299	0
Newly impaired securities	13	0
Reductions for:
Reductions for securities sold and paydowns	(116)	(127)
Balance at end of year	$753	$557
The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2017, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$27,184	$23,139	$25,325	$75,648	$75,568
After one year through five years	245,431	317,699	131,378	694,509	693,370
After five years through ten years	139,337	69,472	14,449	223,257	220,275
After ten years	3,715	0	0	3,715	3,633
Mortgage- and asset-backed securities	126,679	272,770	44,530	443,979	447,032
Total	$542,346	$683,080	$215,682	$1,441,107	$1,439,878
 Net Investment Income
The following table shows investment income earned and investment expenses incurred ($ in thousands):

	Twelve months ended December 31,
	2017	2016	2015
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$37,301	$35,528	$36,871
Dividends on equity securities	2,174	2,231	2,194
Gross investment income	39,476	37,759	39,065
Investment expenses	(2,213)	(2,222)	(2,265)
Net investment income	$37,262	$35,537	$36,800
Note 4 Long-Term Debt

	December 31,
($ in thousands)	2017	2016
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,191	1,409
Long-term debt less unamortized debt issuance costs	$273,809	$273,591
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the December 31, 2017, fair value of $290.8 million using a 125 basis point spread to the 10-year U.S. Treasury Note Yield of 3.658%.
We paid interest on long-term debt of $13.8 million for each of the years ended December 31, 2017, 2016 and 2015.
In August 2017 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of December 31, 2017, there were no borrowings outstanding against it.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 Income Taxes
In the years 2017, 2016 and 2015, we paid $28.3 million, $6.7 million and $28.5 million, respectively, in taxes. The following is a reconciliation of income taxes at the statutory rate of 35.0% to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Twelve months ended December 31,
	2017	2016	2015
Earnings before income taxes	$80,727	$62,132	$74,832
Income taxes at statutory rate	28,254	21,746	26,191
Effect of:
Dividends-received deduction	(455)	(466)	(458)
Tax-exempt interest	(2,442)	(2,456)	(2,713)
Other	(198)	223	331
Deferred tax rate adjustment	10,184	$0	$0
Provision for income taxes as shown on the Consolidated Statements of Earnings	$35,343	$19,047	$23,351
GAAP effective tax rate	43.8%	30.7%	31.2%
The total income tax provision consists of ($ in thousands):

	2017	2016	2015
Current	$30,332	$14,782	$23,133
Deferred	5,011	4,265	218
Provision for income taxes	$35,343	$19,047	$23,351
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Consolidated Balance Sheets were as follows ($ in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Discount on loss reserves	$5,862	$4,853
Unearned premium reserve	26,358	42,844
Bad debts	3,205	4,972
Accrued bonuses	1,937	2,250
Deferred compensation	3,966	6,152
Long-term incentive compensation	740	814
Other	2,683	5,089
Gross deferred tax assets	44,751	66,974
Valuation allowance for deferred tax assets	(195)	(326)
Total deferred tax assets	44,556	66,648

Deferred tax liabilities:
Deferred policy acquisition costs	(18,543)	(31,897)
Investment securities – unrealized gains	(5,966)	(3,896)
Fixed assets	(2,379)	(5,037)
Loss reserve transition liability	(3,120)	0
Other	(382)	(1,405)
Total deferred tax liabilities	(30,390)	(42,235)
Net deferred tax assets	14,166	24,413
Current income tax payable	(4,811)	(2,778)
Current and deferred income taxes	$9,355	$21,635

The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017, and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The deferred tax assets and deferred tax liabilities as of December 31, 2017, have been calculated based on the new enacted tax rate, which resulted in a net deferred tax rate adjustment of $10.2 million recorded in the provision for income taxes. The TCJA also made changes to the way companies are allowed to calculate their tax loss reserve discount factors. The TCJA requires the use of industry payout patterns and revised the method of calculating the interest rates for purposes of tax loss reserve discounting. The TCJA requires companies to revalue their tax loss reserves as of January 1, 2018, based on December 31, 2018 discount factors. This results in a grossed up deferred tax asset relating to tax loss reserves and the establishment of a deferred tax liability for the transition loss that will be recognized ratably over eight years, both of which are reflected in the above December 31, 2017 balances. Since the December 31, 2018 discount factors, and the exact methodology used to calculate the interest rate used to determine the discount factors, have not been released, both the gross-up of the tax loss reserve deferred tax asset and the setup of the transitional loss deferred tax liability have been computed on what we believe is a reasonable estimate under SAB 118. These balances will be revised when published discount factors are made available.
An analysis is performed on a quarterly basis to determine if there is sufficient evidence that it is more likely than not that the deferred tax assets will be recognized for tax purposes. The evidence that is considered in assessing the need for a valuation allowance includes: (i) sufficient future taxable income; (ii) sufficient ordinary and capital taxable income in carryback periods; (iii) the reversals of existing taxable temporary differences; and (iv) tax planning strategies that could be utilized to accelerate the recognition of capital gains in the future. Based on this evaluation, it is management’s belief the only valuation allowance required at December 31, 2017, and December 31, 2016, relates to a net operating loss carryover generated by an inactive company that previously filed on a separate company basis. In 2016 we purchased the remaining 49% of this company’s stock resulting in their inclusion in the consolidated income tax return. Due to the limitations that will apply to utilizing the subsidiary’s net operating loss, the valuation allowance equals 100% of the subsidiary’s net operating loss, which will start expiring in the year 2028. The reduction in the valuation allowance is attributable to the reduction in the enacted tax rate.
We did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2017. The gross unrecognized tax benefit did not exceed the materiality threshold as of December 31, 2017.
The Company is not currently under examination by the IRS and the statute of limitations has expired for all years prior to 2014.
Note 6 Computation of Net Earnings per Share
The following table illustrates our computations of basic and diluted net earnings per common share ($ in thousands, except per share figures):

	Twelve months ended December 31,
	2017	2016	2015
Net earnings	$45,384	$43,085	$51,481
Average basic shares outstanding	10,984	11,018	11,334
Basic net earnings per share	$4.13	$3.91	$4.54

Average basic shares outstanding	10,984	11,018	11,334
Restricted stock not vested	22	26	16
Dilutive effect of Performance Share Plan	62	57	67
Average diluted shares outstanding	11,067	11,101	11,417
Diluted net earnings per share	$4.10	$3.88	$4.51
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
The number of shares issued, net of forfeitures, by plan, for share-based compensation arrangements was as follows:

	2017	2016	2015
	2013 Plan	2013 Plan	2013 Plan	Prior Plans
Restricted Stock	14,500	0	(1,613)	0
Non-employee Directors’ Stock	6,680	7,596	7,013	0
Performance Shares	32,765	24,123	0	37,155
Total	53,945	31,719	5,400	37,155
The amount of total compensation cost for share-based compensation arrangements was as follows ($ in thousands):

	Twelve months ended December 31,
	2017		2016		2015
	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit	Expense Recognized in Earnings	Tax Benefit
Restricted Stock	$765	$161	$1,037	$363	$799	$280
Non-employee Directors’ Stock Ownership Plan	646	226	600	210	510	178
Employee Stock Purchase Plan	50	0	46	0	45	0
Performance Shares	3,135	658	661	231	1,795	628
Total	$4,596	$1,045	$2,343	$804	$3,148	$1,086
Restricted Stock
On August 5, 2014, the Committee approved the grant of 37,244 shares to certain officers under the 2013 Plan which vested in full on August 5, 2017. On October 19, 2015, the Committee approved the grant of 7,471 shares that will vest in full on October 19, 2018. On November 2, 2017, the Committee approved the grant of 14,500 shares that will vest in full on November 2, 2020. During the vesting period, the shares of restricted stock will not have voting rights but will accrue dividends, which we will not pay until the shares have vested. We treat the restricted shares as issued and outstanding for calculation of diluted earnings per share only. Until fully vested, we will not consider the shares issued and outstanding for purposes of the basic earnings per share calculation.

The following table sets forth the restricted stock activity for the year ended December 31, 2017:

Restricted Stock	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested as of January 1, 2017	44,715	$69.54
Vested	(37,244)	$67.04
Granted	14,500	$93.7
Non-vested as of December 31, 2017	21,971	$89.73
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
Employee Stock Purchase Plan
Under the employee stock purchase plan (ESPP), all eligible full-time employees may purchase shares of our common stock at a 15% discount to the current market price. Employees may allocate up to 25% of their base salary with a maximum annual participation amount of $25,000. If a participant sells any shares purchased under the ESPP within one year, we preclude that employee from participating in the ESPP for one year from the date of sale. The source of shares issued to participants is treasury shares or authorized but previously unissued shares. The maximum number of shares that we may issue under the ESPP may not exceed 1,000,000, of which we have issued 76,526 as of December 31, 2017. Our ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. We treat participants’ shares as issued and outstanding for basic and diluted earnings per share calculations.
Note 8 Benefit Plans
We provide retirement benefits for all eligible employees by matching contributions made on participants' discretionary basis to participants' accounts in our qualified 401(k) Retirement Plan. Eligible employees may contribute up to a maximum of the lesser of $18,000 per year or 25% of the participant's salary in 2017. Participants age 50 or over at the end of the calendar year may make an additional elective deferral contribution of up to $6,000 for 2017. These additional contributions (commonly referred to as catch-up contributions) are not subject to the general limits that apply to 401(k) plans. The matching percentage made by us was 100% of participants' contributions up to a ceiling of 4% and 50% of the next 2% of contributions with a maximum match of $13,500 in 2017. The plan expense was $5.5 million, $5.1 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Our Supplemental Employee Retirement Plan (SERP) is a non-qualified deferred compensation plan that enables eligible employees to make contributions and to receive employer-matching contributions that the provisions of the 401(k) Retirement Plan or laws preclude due to limits on compensation. We contributed $0.1 million to the SERP for each of the years ended December 31, 2017, 2016 and 2015. We maintain a rabbi trust that includes investments to fund the SERP. As of December 31, 2017, investments in the rabbi trust totaled $2.6 million. We reflected these investments at fair value as equity securities on the Consolidated Balance Sheets.
We maintain a non-qualified deferred compensation plan for certain highly compensated employees, which permits the participants to defer a portion of their salaries and bonuses. The deferred amounts accrue interest at our approximate long-term borrowing rate. The deferred amounts are our general obligation liability and amounted to $18.9 million, $17.6 million and $16.6 million at December 31, 2017, 2016 and 2015, respectively. We credited interest of approximately $0.7 million, $0.7 million and $0.6 million for these same periods.
We also provide post-retirement medical and life insurance benefits to certain eligible retirees. We have determined that the benefits provided under this plan are actuarially equivalent to those benefits provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). Our calculation of the accumulated post-retirement benefit obligation (APBO) as of December 31, 2017, 2016 and 2015 does not reflect the government subsidy provided by the MMA, other than as reflected in the insured over 65 rates going forward.
Unrecognized actuarial gains of $0.9 million ($0.6 million net of tax) and prior service costs of $0.1 million ($0.1 million net of tax) that have not yet been recognized in net periodic post-retirement benefit costs are included in accumulated other comprehensive income at December 31, 2017. We expect to recognize a $0.1 million actuarial gain and $0.1 million of amortization of prior service costs in net periodic post-retirement benefit income during the fiscal year ending December 31, 2018.
We recognized the unfunded status of the APBO plan of $3.8 million at December 31, 2017, in the Consolidated Balance Sheets. We expect no plan assets to be returned to us during the fiscal year ended December 31, 2018.
The following tables show data related to the APBO plan ($ in thousands):

	2017	2016
Net benefit obligation at beginning of year	$3,613	$3,729
Service cost	173	183
Interest cost	125	132
Participant contributions	31	37
Assumption change	168	44
Actuarial gain	(14)	(176)
Gross benefits paid	(326)	(338)
Net benefit obligation at end of year	$3,769	$3,613
The following table discloses the components of net periodic post-retirement benefit cost ($ in thousands):

	2017	2016	2015
Service cost	$173	$183	$235
Interest cost	125	132	146
Amortization of prior service cost	71	71	71
Amortization of net cumulative gain	(121)	(114)	(5)
Net periodic post-retirement benefit cost	$247	$273	$447
The following table discloses discount rates used to determine benefit obligations:

	2017	2016	2015
Discount rate	3.20%	3.60%	3.70%
The weighted average health care cost trend rate used in measuring the accumulated post-retirement benefit cost is 7.5% for 2018, declining to 5.0% in 2038.
The following table discloses the effects of a hypothetical one percentage point increase and the effects of a hypothetical one percentage point decrease in the assumed healthcare trend rate ($ in thousands):

	2017	2016	2015
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the post-retirement benefit obligations:
1% increase	$188	$184	$304
1% decrease	(172)	(162)	(269)
A one percentage point hypothetical change in the assumed healthcare trend rate would have the following effect on the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit costs:

1% increase	$36	$40	$49
1% decrease	(31)	(34)	(42)
The following table reconciles the beginning and ending balances of the fair value of plan assets for the years ended December 31, 2017, and 2016 ($ in thousands):

	2017	2016
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	295	301
Participant contributions	31	37
Gross benefits paid	(326)	(338)
Fair value of plan assets at end of year	$0	$0
The following table presents the funded status and the amounts recognized in the Consolidated Balance Sheets ($ in thousands):

	2017	2016
Fair value of plan assets	$0	$0
Benefit obligations	(3,769)	(3,613)
Funded status at end of year	(3,769)	(3,613)
Contributions made after the measurement date	0	0
Unrecognized actuarial net (gain) loss	0	0
Unrecognized prior service cost	0	0
Net amount recognized at end of year	$(3,769)	$(3,613)
The following table presents the 10-year forecast and best estimate of expected benefit payments ($ in thousands):

	2017		2016		2015
2018	$266	2017	$295	2016	$301
2019	276	2018	287	2017	280
2020	283	2019	289	2018	281
2021	280	2020	281	2019	294
2022	287	2021	283	2020	287
2023-2027	1,627	2022-2026	1,549	2021-2025	1,583
10-Year Total	$3,020		$2,983		$3,026
Our best estimate of contributions expected to be paid to the plan during the fiscal year beginning January 1, 2018, is $0.3 million.

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
The following are quarterly results of our consolidated operations for the three years ended December 31, 2017, ($ in thousands, except per share amounts):

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Revenues	$377,797	$376,886	$380,701	$382,602	$1,517,987
Net earnings	10,646	5,046	14,978	14,713	45,384
Net earnings per share:
Basic	$0.97	$0.46	$1.36	$1.35	$4.13
Diluted	0.96	0.46	1.35	1.34	4.10
2016
Revenues	$370,162	$375,084	$378,124	$415,336	$1,538,706
Net earnings	7,708	11,015	2,753	21,609	43,085
Net earnings per share:
Basic	$0.70	$1.00	$0.25	$1.96	$3.91
Diluted	0.69	0.99	0.25	1.95	3.88
2015
Revenues	$366,973	$374,757	$372,383	$369,919	$1,484,032
Net earnings	11,154	13,493	15,737	11,097	51,481
Net earnings per share:
Basic	$0.98	$1.18	$1.39	$0.99	$4.54
Diluted	0.97	1.18	1.38	0.99	4.51

Net realized gains (losses) on investments amounted to:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2017	$509	$1,886	$(431)	$256	$2,220
2016	139	(164)	1,282	1,887	3,145
2015	1,169	214	(410)	1,835	2,809

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 Insurance Reserves
The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance ($ in thousands):

	2017	2016	2015
Balance at Beginning of Period
Unpaid losses on known claims	$238,412	$237,660	$235,037
IBNR losses	306,641	290,097	277,482
LAE	140,402	142,207	155,658
Total unpaid losses and LAE	685,455	669,965	668,177
Reinsurance recoverables	(17,130)	(14,694)	(14,370)
Unpaid losses and LAE, net of reinsurance recoverables	668,325	655,271	653,808
Current Activity
Loss and LAE incurred:
Current accident year	1,072,191	1,120,756	1,064,927
Prior accident years	(18,494)	(24,001)	(28,926)
Total loss and LAE incurred	1,053,697	1,096,755	1,036,001
Loss and LAE payments:
Current accident year	(657,252)	(687,554)	(656,317)
Prior accident years	(381,281)	(396,147)	(378,221)
Total loss and LAE payments	(1,038,533)	(1,083,701)	(1,034,538)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	683,489	668,325	655,271
Add back reinsurance recoverables	31,609	17,130	14,694
Total unpaid losses and LAE	715,098	685,455	669,965
Unpaid losses on known claims	264,470	238,412	237,660
IBNR losses	312,516	306,641	290,097
LAE	138,112	140,402	142,207
Total unpaid losses and LAE	$715,098	$685,455	$669,965
The $18.5 million favorable reserve development during the twelve months ended December 31, 2017, was primarily due to decreases in ultimate frequency and severity estimates from the bodily injury and material damage coverages in California for accident year 2016 and decreases in ultimate frequency and severity estimates from material damage coverages along with decreases in severity estimates from uninsured motorist bodily injury coverage in Florida for accident year 2016. This favorable development was partially offset by increases in ultimate severity estimates in bodily injury coverages in our commercial auto product.
The $24.0 million favorable reserve development during the twelve months ended December 31, 2016, was primarily due to decreases in severity estimates in Florida bodily injury and personal injury protection coverages related to accident years 2015 and prior, partially offset by increases in severity estimates in California material damage and bodily injury coverages as well as bodily injury coverages in our commercial auto product, all related to accident year 2015.
The $28.9 million favorable reserve development during the twelve months ended December 31, 2015, was primarily due to decreases in severity estimates in Florida bodily injury coverages and California bodily injury loss adjustment expense estimates, all related to accident years 2013 and 2014.

The following tables provide incurred losses and allocated loss adjustment expenses (ALAE) as well as cumulative paid claims and ALAE, net of reinsurance, for the prior ten accident years for our two largest lines of business. In addition, as of the most recent reporting period, the total of incurred but not reported (IBNR) reserves plus expected development on reported claims and the cumulative number of reported claims are presented ($ in thousands, except severity). The information about incurred and paid claims development for the years ended December 31, 2008 to December 31, 2016 is presented as supplementary information.

	Personal Auto - Liability
Accident Year	Incurred losses and ALAE, net of reinsurance recoverable For the years ended December 31,										IBNR & expected development on reported claims	Cumulative number of reported claims (1)	Severity (2)
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017	2017
2008	$370,950	$365,395	$348,841	$344,914	$342,775	$343,137	$341,566	$340,998	$340,785	$340,829	$70	151,692	$2,246
2009		357,137	336,224	334,823	333,895	332,731	330,929	330,315	330,152	330,394	143	145,958	2,263
2010			386,452	400,888	404,963	406,602	404,872	406,279	404,807	405,351	348	170,120	2,381
2011				425,619	453,746	459,406	458,171	459,418	456,862	457,242	551	187,717	2,433
2012					521,603	540,012	540,572	541,696	538,233	536,492	1,391	216,394	2,473
2013						588,566	589,991	575,727	568,481	568,744	5,325	219,395	2,568
2014							569,899	572,955	561,861	562,673	14,989	213,517	2,565
2015								583,490	582,177	581,699	24,375	216,638	2,573
2016									596,021	582,451	45,447	212,174	2,531
2017										550,769	159,366	185,635	2,108
									Total	$4,916,644

Accident Year	Cumulative paid losses and ALAE, net of reinsurance recoverable For the years ended December 31,
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$164,563	$284,203	$317,660	$331,628	$336,700	$339,436	$340,305	$340,495	$340,649	$340,726
2009		153,561	270,633	309,115	322,313	326,575	328,647	329,386	329,793	330,032
2010			182,160	332,625	374,717	391,125	397,254	401,597	403,976	404,805
2011				201,769	374,930	423,456	442,710	450,718	454,637	456,030
2012					246,387	444,359	501,466	521,104	529,190	533,039
2013						271,961	477,408	530,162	548,631	556,695
2014							270,893	470,297	521,257	539,701
2015								282,064	488,501	537,670
2016									290,108	483,874
2017										265,959
	Total									$4,448,532
Outstanding liabilities for unpaid losses and ALAE prior to 2008, net of reinsurance recoverable										1,116
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance recoverable										$469,228

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.
(2)
Calculated severity amounts by accident year are based on inception-to-date incurred less IBNR and expected development dollars and reported claims. Note that older accident years are more developed than recent accident years.

	Personal Auto - Physical Damage
Accident Year	Incurred losses and ALAE, net of reinsurance recoverable For the years ended December 31,										IBNR & expected development on reported claims	Cumulative number of reported claims (1)	Severity (2)
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017	2017
2008	$174,923	$167,898	$168,284	$168,261	$168,366	$168,353	$168,356	$168,252	$168,272	$168,299	$—	95,511	$1,762
2009		140,256	137,104	137,949	137,972	138,983	141,594	142,685	143,208	144,613	—	84,871	1,704
2010			154,850	153,279	152,628	152,651	152,753	152,656	152,670	152,772	—	100,585	1,519
2011				183,016	179,265	178,993	179,399	179,090	179,043	179,128	—	120,196	1,490
2012					218,216	210,510	210,690	209,905	209,933	209,994	(0)	143,891	1,459
2013						216,472	215,469	213,701	213,888	214,007	70	145,504	1,470
2014							237,379	223,130	223,068	223,014	157	140,849	1,582
2015								255,569	258,967	258,293	418	149,543	1,724
2016									278,305	269,680	1,533	147,334	1,820
2017										265,045	28,822	135,189	1,747
									Total	$2,084,845

Accident Year	Cumulative paid losses and ALAE, net of reinsurance recoverable For the years ended December 31,
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$155,754	$168,890	$168,207	$168,248	$168,363	$168,386	$168,368	$168,336	$168,311	$168,299
2009		131,593	137,902	138,063	138,150	138,878	141,385	142,403	143,282	143,363
2010			143,751	153,295	152,821	152,759	152,770	152,812	152,805	152,797
2011				172,598	179,315	179,066	179,209	179,274	179,224	179,196
2012					204,047	210,945	210,170	210,102	210,164	210,119
2013						208,503	214,631	214,026	214,139	214,138
2014							214,491	224,311	223,430	223,204
2015								248,200	260,349	258,747
2016									264,108	271,370
2017										251,865
	Total									$2,073,098
Outstanding liabilities for unpaid losses and ALAE prior to 2008, net of reinsurance recoverable										4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance recoverable										$11,752

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.
(2)
Calculated severity amounts by accident year are based on inception-to-date incurred less IBNR and expected development dollars and reported claims. Note that older accident years are more developed than recent accident years.

	Commercial Auto - Liability
Accident Year	Incurred losses and ALAE, net of reinsurance recoverable For the years ended December 31,										IBNR & expected development on reported claims	Cumulative number of reported claims (1)	Severity (2)
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017	2017
2008	$20,258	$17,047	$14,845	$14,778	$14,218	$13,939	$13,865	$13,890	$13,890	$13,889	$—	4,100	$3,387
2009		30,227	26,644	25,977	23,687	22,332	22,265	22,137	22,120	22,109	—	5,878	3,761
2010			34,557	32,609	29,343	28,020	26,881	27,332	26,949	26,917	—	7,276	3,699
2011				33,090	32,272	29,448	28,318	28,396	27,772	27,798	44	7,613	3,646
2012					42,396	38,781	38,144	38,279	37,722	37,077	51	8,681	4,265
2013						52,590	42,327	43,025	42,317	41,342	376	9,688	4,228
2014							54,452	52,320	53,700	54,883	1,516	11,399	4,682
2015								67,731	70,252	74,418	2,405	13,809	5,215
2016									79,025	80,418	6,591	14,651	5,039
2017										89,425	33,014	14,085	4,005
									Total	$468,275

Accident Year	Cumulative paid losses and ALAE, net of reinsurance recoverable For the years ended December 31,
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$5,471	$10,367	$12,124	$13,224	$13,780	$13,841	$13,842	$13,888	$13,888	$13,888
2009		8,704	16,508	20,695	21,481	21,962	22,073	22,084	22,090	22,106
2010			10,156	19,375	23,600	25,678	26,177	26,774	26,838	26,850
2011				11,046	21,665	25,402	26,768	27,489	27,641	27,721
2012					14,608	27,182	33,381	35,505	36,469	36,840
2013						15,276	30,953	36,150	38,178	39,464
2014							18,518	36,152	44,168	49,167
2015								24,840	49,828	60,558
2016									27,539	52,993
2017										29,203
	Total									$358,792
Outstanding liabilities for unpaid losses and ALAE prior to 2008, net of reinsurance recoverable										8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance recoverable										$109,491

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.
(2)
Calculated severity amounts by accident year are based on inception-to-date incurred less IBNR and expected development dollars and reported claims. Note that older accident years are more developed than recent accident years.

	Commercial Auto - Physical Damage
Accident Year	Incurred losses and ALAE, net of reinsurance recoverable For the years ended December 31,										IBNR & expected development on reported claims	Cumulative number of reported claims (1)	Severity (2)
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017	2017
2008	$4,199	$4,140	$4,115	$4,115	$4,102	$4,106	$4,108	$4,106	$4,106	$4,106	$—	2,495	$1,646
2009		5,400	5,259	5,249	5,257	5,266	5,269	5,266	5,265	5,264	—	3,181	1,655
2010			6,765	6,540	6,538	6,519	6,515	6,513	6,511	6,510	—	3,929	1,657
2011				7,204	6,822	6,754	6,734	6,734	6,735	6,732	—	3,884	1,733
2012					8,690	8,169	8,140	8,126	8,110	8,093	—	4,438	1,823
2013						9,567	9,112	9,057	9,090	9,082	—	4,744	1,914
2014							11,272	10,984	10,982	10,937	(0)	5,362	2,040
2015								14,117	14,062	14,201	42	6,357	2,227
2016									16,512	16,273	150	6,917	2,331
2017										17,340	2,132	6,605	2,302
									Total	$98,537

Accident Year	Cumulative paid losses and ALAE, net of reinsurance recoverable For the years ended December 31,
	(unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$3,623	$4,122	$4,100	$4,107	$4,106	$4,106	$4,106	$4,106	$4,106	$4,106
2009		4,759	5,227	5,234	5,253	5,267	5,266	5,267	5,265	5,264
2010			5,953	6,528	6,520	6,513	6,513	6,512	6,511	6,511
2011				6,351	6,762	6,724	6,727	6,734	6,734	6,734
2012					7,665	8,140	8,120	8,118	8,109	8,096
2013						8,557	9,085	9,049	9,092	9,091
2014							10,110	11,010	10,963	10,953
2015								13,079	14,104	14,200
2016									14,929	16,279
2017										15,701
	Total									$96,935
Outstanding liabilities for unpaid losses and ALAE prior to 2008, net of reinsurance recoverable										—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance recoverable										$1,602

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.
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

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows ($ in thousands):

As of December 31, 2017
Liabilities for unpaid losses and LAE:
Personal Auto - Liability	$469,228
Personal Auto - Physical Damage	11,752
Commercial Auto - Liability	109,491
Commercial Auto - Physical Damage	1,602
Other Lines	7,821
Total liabilities for unpaid losses and LAE, net of reinsurance	599,894

Reinsurance recoverables:
Personal Auto - Liability	6,993
Personal Auto - Physical Damage	11,813
Commercial Auto - Liability	11,752
Commercial Auto - Physical Damage	48
Other Lines	1,003
Total reinsurance recoverables	31,609

Unallocated loss adjustment expenses	83,596
Gross liability for unpaid losses and LAE	$715,098
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
As described above, various actuarial methods are utilized to determine reserves that are booked to financials. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2017, were not considered material.
The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance:

	Average annual payout of losses and LAE, net of reinsurance
	(unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Personal Auto - Liability	47.2%	35.7%	10.0%	3.9%	1.6%	0.9%	0.3%	0.1%	0.1%	0.1%
Personal Auto - Physical Damage	95.4%	4.5%	(0.4)%	(0.1)%	0.0%	0.2%	0.1%	0.1%	(0.1)%	0.4%
Commercial Auto - Liability	36.7%	35.1%	15.6%	7.1%	3.5%	1.5%	0.2%	0.1%	0.1%	0.0%
Commercial Auto - Physical Damage	92.0%	8.1%	(0.2)%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Note 11 Reinsurance
The following table shows written and earned premium included in earnings for reinsurance assumed and amounts deducted from written and earned premium in connection with reinsurance ceded ($ in thousands):

Year	Direct Written Premium	Reinsurance Assumed	Reinsurance Ceded	Net Written Premium	% of Amount Assumed to Net
2017	$1,397,276	$18	$(10,441)	$1,386,853	0.0%
2016	1,401,378	36	(8,955)	1,392,459	0.0%
2015	1,387,864	2	(14,579)	1,373,287	0.0%
Year	Direct Earned Premium	Reinsurance Assumed	Reinsurance Ceded	Net Earned Premium	% of Amount Assumed to Net
2017	$1,384,048	$18	$(12,730)	$1,371,336	0.0%
2016	1,403,682	34	(12,052)	1,391,664	0.0%
2015	1,360,473	4	(13,913)	1,346,564	0.0%
Assumed Reinsurance
Assumed business consists of business assumed from unaffiliated insurance companies and involuntary pools and associations.
We assumed $9.4 million, $9.7 million and $10.0 million, respectively, at December 31, 2017, 2016 and 2015 of unpaid losses and LAE from unaffiliated insurance companies. We assumed less than $1,000 in premium from unaffiliated insurance companies in 2017, 2016 and 2015.
During the twelve months ended December 31, 2017, 2016 and 2015, we assumed, from involuntary pools and associations, premium and unpaid losses and LAE of less than $0.1 million each.
Ceded Reinsurance
We use excess of loss, catastrophe and extra-contractual loss reinsurance to mitigate the financial impact of large or catastrophic losses. During 2015 our catastrophe reinsurance protection was 100% of $55 million in excess of $5 million per event. During 2016 and 2017 our catastrophe reinsurance protection was $95 million in excess of $5 million per event. The first $10 million of coverage was reinsured at 50% with the remaining layers at 100%. In September 2017 we added Third Event coverage of $25 million in excess of the first $5 million with the first $10 million of coverage reinsured at 50%. During 2016, our excess of loss reinsurance was modified to provide protection for commercial auto losses up to $500,000 for claims in excess of $500,000 per occurrence. In addition, there was a 75% quota share for our general liability business. Effective June 1, 2017, the premium paid for our excess of loss reinsurance contract for our commercial auto business is now based on earned premium rather than written premium. Our extra-contractual loss reinsurance provides protection for losses up to $10 million in excess of $5 million for any single extra-contractual loss. We also use reinsurance to mitigate losses on our Classic Collector business.
Premium ceded for the twelve months ended December 31, 2017, includes the return of $2.6 million of unearned premium due to the termination of the previous excess of loss contract.
Premium ceded for the twelve months ended December 31, 2016, includes the return of $5.9 million of unearned premium due to the termination of the previous excess of loss contract. The $1.8 million of ceding commissions associated with this unearned premium was returned to the reinsurers.

Ceded reinsurance for all programs reduced our incurred losses and LAE by $33.9 million, $8.0 million and $4.3 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
Note 12 Statutory Information
Capital and Surplus
Insurance companies are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis were as follows ($ in thousands):

Statutory Net Earnings			Statutory Capital and Surplus
2017	2016	2015	2017	2016
$67,323	$62,247	$61,379	$665,459	$669,301
For the twelve-month periods ended December 31, 2017, 2016 and 2015, statutory results differed from net earnings on a GAAP basis primarily due to the amortization of deferred acquisition costs, the basis difference in realized gains and holding company expenses, including interest.
At December 31, 2017, the consolidated amount of statutory capital and surplus necessary to satisfy regulatory requirements as defined by the National Association of Insurance Commissioners' (NAIC) Risk-Based Capital (RBC) calculation was $134.0 million. This amount of statutory capital and surplus represents the Company Action Level (CAL) of minimum surplus. Falling below this level would require a company to prepare and submit an RBC plan to address the deficiency in surplus to the CAL to the commissioner of its state of domicile.
Restrictions on Transfer of Funds and Assets of Subsidiaries
As of December 31, 2017, there are no regulatory restrictions on the payment of dividends to our shareholders. However, our ability to declare and pay dividends will depend on the working capital in the holding company, as well as dividends received from our insurance subsidiaries.
Payments of dividends, loans and advances by our insurance subsidiaries are subject to certain restrictions under various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends payable in 2018 from our insurance subsidiaries without regulatory approval is approximately $67.9 million. Additional amounts of dividends, loans and advances require regulatory approval.
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

In Reyes v. Infinity Indemnity Insurance Company (Circuit Court of Miami-Dade County, Florida), which was initially filed on June 4, 2014, a third-party claimant was attempting to recover from Infinity a $30 million consent judgment obtained against an Infinity policyholder for personal injuries suffered by the claimant. The plaintiff successfully appealed summary judgment, sending the matter back to the trial court. At mediation in December of 2017, we agreed to an opportunity to settle the lawsuit for $12.5 million, of which 90% is covered by reinsurance, resulting in a net payment by Infinity of $1.25 million. We expect the payment to be made in the first quarter of 2018.

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

As of December 31, 2017, pending putative (i.e., not certified) class action lawsuits that challenge certain of Infinity’s business operations and practices included the following:
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

During the first quarter of 2017, as a result of our review of certain business practices surrounding a California consumer complaint to the California Department of Insurance (CDI), a $3.8 million adjustment was made to written and earned premium, reflecting premium returned to policyholders.

During the second quarter, the CDI inquired about how we estimate and adjust an insured's annual mileage driven. Under California's auto insurance regulations, annual miles driven is one of three mandatory factors used to determine insurance premium rates. Although we believe we were in compliance with applicable regulations, we opted to revise the methodology we employ during the renewal process for estimating changes in annual miles. This change resulted in lowering mileage on approximately 200,000 policies renewed predominately in years 2016 and 2017, and correspondingly lowering rates on those policies. Any excess premiums collected were returned to policyholders, which resulted in premium adjustments to written and earned premium for the second quarter of $18.3 million and $12.4 million, respectively. While we believe our policies fully comply with all state regulations, given the broad administrative and interpretative powers of state insurance departments, future and unanticipated judicial, regulatory or legislative changes may raise challenges over established rate, underwriting or claims practices.

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 Commitments and Contingencies
Commitments
Minimum rental commitments under non-cancelable leases with an initial or remaining term of more than one year as of December 31, 2017, were as follows ($ in thousands):

Due In	Operating Leases	Capital Leases
2018	$4,218	$717
2019	2,761	704
2020	2,158	333
2021	1,927	202
2022	882	0
Thereafter	523	0
Total	$12,469	$1,956
All of these leases expire within six years. The most significant leased office spaces are located in Miami, Florida; Cerritos, California and Alpharetta, Georgia, with $3.7 million, $2.1 million and $2.1 million, respectively, due over the remaining lease terms.
The operating leases above include leased vehicles. As vehicles are surrendered, they are sold for cash by the lessor. We guarantee that proceeds from sales will be at least equal to the lessor's depreciated book value. Otherwise, we are credited the excess or we pay the deficit. The lessor's depreciated book value at December 31, 2017, on the vehicles we lease was $4.2 million, which represents the maximum deficit we would be required to pay if the lessor received no proceeds from the sale. Historically, we have not made any material additional rental payments due to surrendered vehicles. As of December 31, 2017, the current fair market value of the vehicles we lease was approximately $4.4 million.
Lease expense incurred for all leases during the last three years was as follows ($ in thousands):

	Twelve months ended December 31,
	2017	2016	2015
Lease expense	$6,505	$6,688	$9,611
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
Note 15 Additional Information
Allowances for Uncollectible Accounts
Agents’ balances and premium receivable included in the Consolidated Balance Sheets are net of allowances for uncollectible accounts. The provision for such losses is included in commissions and other underwriting expenses. A progression of the aggregate allowance follows ($ in thousands):

	2017	2016	2015
Beginning balance	$14,207	$15,385	$15,510
Provision for losses	15,761	17,095	19,080
Uncollectible amounts written off	(14,707)	(18,273)	(19,204)
Ending balance	$15,262	$14,207	$15,385
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $49.7 million, $40.6 million and $41.4 million at December 31, 2017, 2016 and 2015, respectively.
Note 16 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

Twelve months ended December 31, 2017	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$1,033	$(361)	$671
Effect on other comprehensive income	(204)	71	(133)
Accumulated change in post-retirement benefit liability, end of period	829	(290)	539

Accumulated unrealized gains on investments, net, beginning of period	11,133	(3,896)	7,236
Other comprehensive income before reclassification	19,509	(6,085)	13,424
Reclassification adjustment for OTTI losses included in net income	3,123	(1,093)	2,030
Reclassification adjustment for realized gains included in net income	(5,343)	1,870	(3,473)
Effect on other comprehensive income	17,288	(5,308)	11,981
Accumulated unrealized gains on investments, net, end of period	28,421	(9,204)	19,217

Accumulated other comprehensive income, beginning of period	12,165	(4,258)	7,907
Change in post-retirement benefit liability	(204)	71	(133)
Change in unrealized gains on investments, net	17,288	(5,308)	11,981
Effect on other comprehensive income	17,085	(5,236)	11,848
Accumulated other comprehensive income, end of period	$29,250	$(9,494)	$19,756
Twelve months ended December 31, 2016
Accumulated change in post-retirement benefit liability, beginning of period	$944	$(331)	$614
Effect on other comprehensive income	88	(31)	57
Accumulated change in post-retirement benefit liability, end of period	1,033	(361)	671

Accumulated unrealized gains on investments, net, beginning of period	11,072	(3,875)	7,197
Other comprehensive income before reclassification	3,205	(1,122)	2,084
Reclassification adjustment for OTTI losses included in net income	375	(131)	243
Reclassification adjustment for realized gains included in net income	(3,519)	1,232	(2,287)
Effect on other comprehensive income	61	(21)	40
Accumulated unrealized gains on investments, net, end of period	11,133	(3,896)	7,236

Accumulated other comprehensive income, beginning of period	12,016	(4,206)	7,811
Change in post-retirement benefit liability	88	(31)	57
Change in unrealized gains on investments, net	61	(21)	40
Effect on other comprehensive income	149	(52)	97
Accumulated other comprehensive income, end of period	$12,165	$(4,258)	$7,907

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Twelve months ended December 31, 2015	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$174	$(61)	$113
Effect on other comprehensive income	771	(270)	501
Accumulated change in post-retirement benefit liability, end of period	944	(331)	614

Accumulated unrealized gains on investments, net, beginning of period	35,972	(12,590)	23,382
Other comprehensive income before reclassification	(22,091)	7,732	(14,359)
Reclassification adjustment for OTTI losses included in net income	1,294	(453)	841
Reclassification adjustment for realized gains included in net income	(4,102)	1,436	(2,667)
Effect on other comprehensive income	(24,900)	8,715	(16,185)
Accumulated unrealized gains on investments, net, end of period	11,072	(3,875)	7,197

Accumulated other comprehensive income, beginning of period	36,145	(12,651)	23,494
Change in post-retirement benefit liability	771	(270)	501
Change in unrealized gains on investments, net	(24,900)	8,715	(16,185)
Effect on other comprehensive income	(24,129)	8,445	(15,684)
Accumulated other comprehensive income, end of period	$12,016	$(4,206)	$7,811
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
Our Commercial Auto product provides coverage to businesses for liability to others for bodily injury and property damage and for physical damage to vehicles from collision and various other perils. We primarily target businesses with fleets of 10 or fewer vehicles and average 1.9 vehicles per policy. We avoid businesses that are involved in what we consider to be hazardous operations or interstate commerce.
Our Classic Collector product provides coverage to individuals with classic or antique automobiles for liability to others for bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils.
Expense allocations are based on certain assumptions and estimates primarily related to revenue and volume. Depreciation and amortization expense, related to investments and debt issuance costs, are not allocated to a segment level. Total depreciation and amortization expense for 2017, 2016 and 2015 was $37.7 million, $35.0 million and $34.7 million, respectively.
All segment revenues are generated from external customers. The following table provides revenues by segment and a reconciliation to "Total revenues" as reported on the Consolidated Statements of Earnings ($ in thousands):

	Twelve months ended December 31,
Gross written premium:	2017	2016	2015
Personal Auto	$1,217,384	$1,240,037	$1,246,492
Commercial Auto	163,389	145,272	126,036
Classic Collector	16,520	16,105	15,339
Total gross written premium	1,397,294	1,401,414	1,387,866

Ceded reinsurance:
Personal Auto	(6,366)	(4,036)	(3,301)
Commercial Auto (1)	(2,895)	(4,098)	(10,679)
Classic Collector	(1,180)	(821)	(600)
Total ceded reinsurance	(10,441)	(8,955)	(14,579)

Net written premium:
Personal Auto	1,211,019	1,236,001	1,243,191
Commercial Auto	160,494	141,174	115,357
Classic Collector	15,340	15,284	14,739
Total net written premium	1,386,853	1,392,459	1,373,287

Change in unearned premium:
Personal Auto	(3,068)	10,401	(17,901)
Commercial Auto	(12,164)	(10,990)	(8,395)
Classic Collector	(286)	(205)	(427)
Total change in unearned premium	(15,517)	(795)	(26,723)

Earned premium:
Personal Auto	1,207,951	1,246,402	1,225,290
Commercial Auto	148,330	130,183	106,962
Classic Collector	15,055	15,079	14,312
Total earned premium	1,371,336	1,391,664	1,346,564

Installment and other fee income:
Personal Auto	94,208	97,085	88,738
Commercial Auto	11,556	10,276	8,015
Classic Collector	0	0	0
Total installment and other fee income	105,764	107,361	96,753

Net investment income	37,262	35,537	36,800
Net realized gains on investments	2,220	3,145	2,809
Other income	1,404	1,000	1,106
Total revenues	$1,517,987	$1,538,706	$1,484,032

(1) Effective June 1, 2016, we modified the terms on our excess or loss reinsurance contract for our commercial auto business. Premium ceded for the twelve months ended December 31, 2016, includes the return of $5.9 million of unearned premium due to the termination of the previous excess of loss contract. Effective June 1, 2017, the premium paid for our excess of loss reinsurance contract for our commercial auto business is based on earned premium rather than written premium. Premium ceded during the twelve months ended December 31, 2017 includes the return of $2.6 million of unearned premium due to the termination of the previous excess of loss contract.

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

	Twelve months ended December 31, 2017
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$46,924	96.1%	$4,544	95.5%	$(438)	102.2%	$51,029	96.1%
Bad debt charge-offs	13,652		1,921		43		15,616
Favorable (unfavorable) development on prior accident years	23,395		(5,466)		564		18,494
Statutory calendar year underwriting income	83,971	93.0%	999	98.0%	169	98.2%	85,139	93.6%
Statutory-to-GAAP underwriting income differences							(19,017)
GAAP calendar year underwriting income							66,122	95.2%

Net investment income							37,262
Net realized gains on investments							2,220
Other income							1,404
Interest expense							(14,043)
Corporate general and administrative expenses							(9,769)
Other expenses							(2,470)
Earnings before income taxes							$80,727
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

	Twelve months ended December 31, 2016
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

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18 Subsequent Events
On February 13, 2018, we announced the execution of an agreement whereby, subject to applicable regulatory approvals and the approval of our shareholders and other conditions described in the Form 10-K, Infinity will merge with and into Kemper Corporation.  Kemper will be the surviving company in the merger and Infinity will become a subsidiary of Kemper.

PART IV
ITEM 15
Exhibits and Financial Statement Schedules

		Page
(a) Documents filed as part of this Report:
1. Financial Statements are included in Part II, Item 8.		29
2. Financial Statement Schedules:
A. Selected Quarterly Financial Data is included in Note 9 to the Consolidated Financial Statements.		48
B. Schedules filed herewith as of December 31, 2017:
I	– Summary of Investments (refer to Note 3)	46
II	– Condensed Financial Information of Registrant	53
III	– Supplementary Insurance Information	55
IV	– Reinsurance (refer to Note 11)	49
V	– Valuation and Qualifying Accounts (refer to Note 15)	50
VI	– Supplemental Information Concerning Property-Casualty Insurance Operations (refer to Note 10 and Note 11)	Not required
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

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
($ in thousands)

	December 31,
	2017	2016
Assets:
Investment in subsidiaries	$816,153	$810,017
Fixed maturities – at fair value (amortized cost $136,563 and $132,039)	135,632	130,563
Equity securities – at fair value (cost $2,372 and $1,908)	2,628	1,991
Short-term investments - at fair value (amortized cost $506 and $509)	506	508
Cash and cash equivalents	34,833	25,384
Other assets	14,226	14,276
Total assets	$1,003,977	$982,739
Liabilities and Shareholders’ Equity:
Long-term debt	273,809	273,591
Other liabilities	8,992	8,970
Payable to affiliates	895	991
Shareholders’ equity	720,281	699,187
Total liabilities and shareholders’ equity	$1,003,977	$982,739
Condensed Statements of Earnings
($ in thousands)

	Twelve months ended December 31,
	2017	2016	% Change	2015	% Change
Income:
Income in equity of subsidiaries	$58,971	$55,734	5.8%	$63,511	(12.2)%
Net investment income	2,897	2,412	20.1%	2,074	16.3%
Realized (loss) gain on investments	(460)	117	(492.4)%	77	51.4%
Other income	0	0	0.0%	1	(100.0)%
Total income	61,408	58,263	5.4%	65,663	(11.3)%
Costs and Expenses:
Interest expense	13,968	13,958	0.1%	13,947	0.1%
Corporate general and administrative expenses	9,769	7,899	23.7%	7,655	3.2%
Other expense	0	18	(100.0)%	26	(31.8)%
Total expenses	23,737	21,874	8.5%	21,628	1.1%
Earnings before income taxes	37,671	36,389	3.5%	44,035	(17.4)%
Provision for income taxes	(7,713)	(6,696)	15.2%	(7,445)	(10.1)%
Net earnings	$45,384	$43,085	5.3%	$51,481	(16.3)%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INFINITY PROPERTY AND CASUALTY CORPORATION – PARENT ONLY
Condensed Statements of Cash Flows
($ in thousands)

	Twelve months ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$45,384	$43,085	$51,481
Equity in consolidated subsidiaries	(58,971)	(55,734)	(63,511)
Excess tax benefits from share-based payment arrangements	0	157	298
Other	5,349	2,800	2,910
Net cash used in operating activities	(8,238)	(9,692)	(8,822)
Investing Activities:
Purchases of fixed maturities	(44,698)	(36,202)	(35,477)
Purchases of short-term investments	(515)	(1,905)	(1,602)
Maturities and redemptions of fixed maturities	19,947	25,904	15,410
Maturities and redemptions of short-term investments	500	1,370	1,285
Proceeds from sale of fixed maturities	17,236	13,874	14,784
Proceeds from sale of short-term investments	0	1,061	0
Dividends received from subsidiary(1)	66,000	38,378	52,726
Net cash provided by investing activities	58,470	42,481	47,126
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	285	256	259
Acquisition of treasury stock	(15,535)	(11,953)	(29,481)
Dividends paid to shareholders	(25,533)	(22,993)	(19,528)
Net cash used in financing activities	(40,783)	(34,691)	(48,750)
Net increase (decrease) in cash and cash equivalents	9,449	(1,902)	(10,445)
Cash and cash equivalents at beginning of period	25,384	27,286	37,731
Cash and cash equivalents at end of period	$34,833	$25,384	$27,286

(1)	The parent received $21.6 million and $15.7 million in the form of securities from subsidiaries in 2016 and 2015, respectively, not reflected in the above cash flows.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2017
($ in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2017
Personal Auto	$75,486	$574,224	$536,504		$1,207,951		$922,826	$179,584	$133,751	$1,211,019
Commercial Auto	11,657	134,953	82,852		148,330		121,434	18,927	19,471	160,494
Classic Collector	1,156	5,921	8,219		15,055		9,437	2,197	3,351	15,340
Total	$88,300	$715,098	$627,575	$0	$1,371,336	$37,262	$1,053,697	$200,708	$156,573	$1,386,853

2016
Personal Auto	$79,429	$573,249	$533,436		$1,246,402		$981,360	$185,473	$130,772	$1,236,001
Commercial Auto	10,526	106,956	72,978		130,183		106,031	19,363	15,448	141,174
Classic Collector	1,181	5,250	7,934		15,079		9,364	2,247	2,845	15,284
Total	$91,136	$685,455	$614,347	$0	$1,391,664	$35,537	$1,096,755	$207,083	$149,065	$1,392,459

2015
Personal Auto	$82,881	$580,983	$543,837		$1,225,290		$937,694	$185,325	$131,277	$1,243,191
Commercial Auto	9,098	85,040	65,084		106,962		90,849	16,176	11,153	115,357
Classic Collector	1,178	3,942	7,728		14,312		7,459	2,167	2,122	14,739
Total	$93,157	$669,965	$616,649	$0	$1,346,564	$36,800	$1,036,001	$203,667	$144,552	$1,373,287
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
Signed: February 15, 2018

Infinity Property and Casualty Corporation

By:	/S/ GLEN N. GODWIN
Glen N. Godwin
Chief Executive Officer
We, the undersigned directors and officers of Infinity Property and Casualty Corporation, hereby severally constitute and appoint Glen N. Godwin and Robert H. Bateman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, and any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ GLEN N. GODWIN	Director and Chief Executive Officer (principal executive officer)	February 15, 2018
Glen N. Godwin

/S/ ROBERT H. BATEMAN	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	February 15, 2018
Robert H. Bateman

/S/ AMY K. JORDAN	Senior Vice President (principal accounting officer)	February 15, 2018
Amy K. Jordan

/S/ JAMES R. GOBER	Executive Chairman of the Board of Directors	February 15, 2018
James R. Gober

/S/ VICTOR T. ADAMO	Director*	February 15, 2018
Victor T. Adamo

/S/ RICHARD J. BIELEN	Director*	February 15, 2018
Richard J. Bielen

/S/ ANGELA BROCK-KYLE	Director*	February 15, 2018
Angela Brock-Kyle

/S/ TERESA A. CANIDA	Director	February 15, 2018
Teresa A. Canida

/S/ HAROLD E. LAYMAN	Director*	February 15, 2018
Harold E. Layman

/S/ E. ROBERT MEANEY	Director*	February 15, 2018
E. Robert Meaney

/S/ JAMES L. WEIDNER	Director*	February 15, 2018
James L. Weidner

/S/ SAMUEL J. WEINHOFF	Director	February 15, 2018
Samuel J. Weinhoff

*	Member of the Audit Committee

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

INDEX TO EXHIBITS

Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of February 13, 2018 by and among Kemper Corporation, Vulcan Sub, Inc. and Infinity Property and Casualty Corporation (incorporated by reference to Exhibit 2.1 to Infinity's Form 8-K filed on February 14, 2018)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Infinity’s Form 10-Q filed on August 8, 2007)

3.2	Amended and Restated Regulations (incorporated by reference to Infinity's Form 8-K filed on August 3, 2017)

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

10.1
Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10.4 to Infinity’s Form 10-K filed on March 31, 2003)

10.2
Side Letter Agreement to amend Reinsurance Agreement between Infinity Standard Insurance Company [formerly known as Windsor Insurance Company], as Reinsurer, and Great American Insurance Company and Affiliates, as Reassured (incorporated by reference to Exhibit 10 to Infinity’s Form 8-K filed on February 1, 2007)

10.3
Tax Allocation Agreement, dated December 31, 2003, and effective February 13, 2003, by and among Infinity and its Subsidiaries (incorporated by reference to Exhibit 10.24 to Infinity’s Form 10-K/A filed on April 2, 2004)

10.4
Second Amended and Restated Credit Agreement, dated August 31, 2017, between Infinity Property and Casualty Corporation, Infinity Insurance Company and Regions Bank (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on September 6, 2017)

10.5	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Infinity’s Form 10-Q filed on August 6, 2010)	(*)

10.6	Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.9 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.7	Supplemental Retirement Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.10 to Infinity's Form 10-K filed February 26, 2010)	(*)

10.8	Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.9	Amendment Number 1 to the Employment Agreement for James R. Gober (incorporated by reference to Exhibit 10.1 to Infinity's Form 8-K filed on August 9, 2017)	(*)

10.10	Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

10.11	Amendment Number 1 to the Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity's Form 8-K filed on August 9, 2017)	(*)

10.12	Amendment Number 2 to the Employment Agreement for Glen N. Godwin (incorporated by reference to Exhibit 10.2 to Infinity's Form 8-K filed on November 2, 2017)	(*)

10.13	Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.4 to Infinity’s Form 8-K filed on September 17, 2014)	(*)

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K

10.14	Amendment Number 1 to the Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.3 to Infinity's Form 8-K filed on August 9, 2017)	(*)

10.15	Amendment Number 2 to the Employment Agreement for Samuel J. Simon (incorporated by reference to Exhibit 10.3 to Infinity's Form 8-K filed on November 2, 2017)	(*)

10.16	Annual Executive Bonus Plan (incorporated by reference to Appendix A to Infinity’s Definitive Proxy Statement, Schedule 14A filed on April 15, 2015)	(*)

10.17	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10 to Infinity's Form 10-Q filed on May 8, 2014)	(*)

10.18	Third Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Infinity's Form 8-K filed on November 2, 2017)	(*)

10.19	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.25 to Infinity's Form 10-Q filed on February 26, 2015)	(*)

10.20	Employment Agreement for Robert H. Bateman (incorporated by reference to Exhibit 10 to Infinity's Form 8-K filed on October 22, 2015)	(*)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of Infinity's Form 10-K filed on February 25, 2016)	(*)

10.22	Form of Amended and Restated Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to Infinity's Form 8-K filed on November 2, 2017)	(*)

10.23
Form of Voting and Support Agreement, dated as of February 13, 2018 between Infinity Property and Casualty Corporation and each director and named executive officer of Kemper Coporation that is a signatory thereto (incorporated by reference to Exhibit 10.2 to Infinity's Form 8-K filed on February 14, 2018)

10.24	First Amendment to the Infinity Property and Casualty Corporation Deferred Compensation Plan

10.25	First Amendment to the Infinity Supplemental Retirement Plan

10.26	Amendment Number 3 to the Employment Agreement for Glen N. Godwin	(*)

10.27	Amendment Number 3 to the Employment Agreement for Samuel J. Simon	(*)

10.28	Amendment Number 1 to the Employment Agreement for Robert H. Bateman	(*)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________

(*)	Management Contract or Compensatory Plan or Arrangement.