Form 10-K/A
period 2017-12-31
INFINITY PROPERTY & CASUALTY CORP
filed 2018-04-23
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 20, 2018, there were 10,941,936 shares of the registrant’s Common Stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Infinity Property and Casualty Corporation (“Infinity,” the “Company,” or “we”), for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on February 15, 2018 (the "Original 10-K Filing"). This Amendment is being filed to (i) reiterate that pending consummation of the Merger (defined below), the Company is not planning to hold its 2018 Annual Meeting of Shareholders, (ii) amend and restate Part III of the Original 10-K Filing to include the information required by and not included in Part III of the Original 10-K Filing (which was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Items 10,11, 12, 13, and 14 of Part III of Form 10-K to be incorporated by reference in the Form 10-K from the Company's definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company's fiscal year) and (iii) amend Item 15 of Part IV of the Original 10-K Filing to include new certifications (the “302 Certifications”) by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements are contained within this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraph 3, 4, and 5 of the 302 Certifications, and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The reference on the cover of the Original 10-K Filing to the incorporation by reference of our definitive Proxy Statement for our Annual Meeting of Stockholders into Part III of the Original 10-K Filing is hereby deleted.
Forward-Looking Statements
This Amendment and the Original 10-K Filing contain certain “forward-looking statements” which anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Amendment and Original 10-K Filing not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “assumes,” “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements. Examples of such forward-looking statements include statements relating to expectations concerning market conditions, premium growth, earnings, investment performance, expected losses, rate changes and loss experience.

The primary events or circumstances that could cause actual results to differ materially from what we expect include risks and uncertainties related to the Merger (defined below), determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends, and competitive conditions in our key focus states (defined in Item 1 - Business of the Original 10-K Filing). For a more detailed discussion of some of the foregoing risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, refer to Item 1A - Risk Factors of the Original 10-K Filing. Additionally, risks and uncertainties related to the Merger are set forth in the Merger Proxy Statement (defined below) and incorporated herein by reference. We undertake no obligation to publicly update or revise any of the forward-looking statements.
Merger Agreement with Kemper Corporation
As previously announced on February 13, 2018, Infinity entered into an Agreement and Plan of Merger (the “Merger Agreement,” a copy of which was filed as Exhibit 2.1 to Infinity’s Form 8-K dated February 13, 2018, with the SEC on February 14, 2018), with Kemper Corporation, a Delaware corporation (“Kemper”), and Vulcan Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Kemper (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into Infinity, with Infinity surviving the Merger as a wholly-owned subsidiary of Kemper. On April 4, 2018, Kemper filed a Registration Statement on Form S-4 (SEC registration file number 333-224144 (the "Merger Proxy Statement")), including a preliminary joint proxy statement in connection with, among other things, a special meeting of Infinity's stockholders to seek, among other things, adoption of the Merger Agreement. In light of the special meeting, we have canceled our 2018 Annual Meeting of Stockholders, and such meeting may not be held if the Merger is consummated. We expect that the Merger will close in the third quarter of 2018, subject to the satisfaction of the closing conditions set forth in the Merger Agreement.
Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and Infinity’s other filings with the SEC.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

PART III
ITEM 10
Directors, Executive Officers and Corporate Governance

Name and Age	Relationship to Infinity	Business Experience Over Past 5 Years
VICTOR T. ADAMO Age 70	Director
Elected Director in May 2016.

Currently serving as a member of The Mutual RRG’s Board of Directors.

Served as President and Vice Chairman of the Board of Directors of ProAssurance Corporation from 2001 until 2013 and in various capacities with ProAssurance Corporation’s predecessor and affiliated entities since 1985, including as Chief Executive Officer, President, and member of the Board of Directors of Professionals Group, Inc., and as Chairman of MEEMIC Insurance Company, a personal auto and homeowner’s specialty insurance company.

ROBERT H. BATEMAN Age 51	Executive Officer
Currently serving as our Executive Vice President, Chief Financial Officer, and Treasurer since 2015.
Served as Executive Vice President and Chief Financial Officer of COUNTRY Financial from 2013 until 2015.
Served in various capacities with the Hartford Financial Services Group, Inc. from 2004 until 2013, including as Senior Vice President, Corporate Controller, and Chief Accounting Officer from 2012 until 2013.

RICHARD J. BIELEN Age 57	Director
Elected Director in June 2016.
Currently serving as Chief Executive Officer and President of Protective Life Corporation since 2017 and as a member of Protective Life Corporation’s Board of Directors since 2015.
Served as President and Chief Operating Officer from 2016 until 2017 and Vice Chairman and Chief Financial Officer of Protective Life Corporation from 2007 until 2016.

ANGELA BROCK-KYLE Age 58	Director
Elected Director in May 2014.

Founder and currently serving as CEO of B.O.A.R.D.S., a governance, strategy, and risk advisory firm established in 2013.

Currently serving as independent trustee of the Guggenheim/Rydex Funds since 2016.

Served in senior leadership roles with TIAA, including within its asset management and risk management functions, from 2005 until 2012.

TERESA A. CANIDA Age 64	Director
Elected Director in May 2009.

Currently serving as a Principal and Portfolio Manager of Cito Capital Group, LLC since 2016.

Served as in various capacities with Taplin, Canida & Habacht LLC, including as Chairperson from 2015 until 2016, President from 2008 until 2015, and President, Managing Principal, and Chief Compliance Officer from 1985 until 2008.

JAMES R. GOBER Age 66	Director and Executive Officer
Elected Director in December 2002.
Currently serving as our Executive Chairman and has served as Chairman of the Board since December 2003.
Served in various executive roles within Infinity’s insurance company subsidiaries since 1991, including as Chief Executive Officer and President from 2002 to 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

GLEN N. GODWIN Age 60	Director and Executive Officer
Elected Director in August 2017.
Currently serving as our Chief Executive Officer since 2017.
Served in various executive capacities with Infinity and its affiliates since 1987, including most recently as Senior Vice President, Business Development from 2009 until 2017.

HAROLD E. LAYMAN Age 71	Director
Elected Director in August 2003.
Served as a member of Blount International, Inc.’s Board of Directors from 1999 until 2016 and as its President and Chief Executive Officer until 2002.
Served as a member of GrafTech International, Ltd.’s Board of Directors from 2003 until 2014.
Served as President of RiverBend Management Group LLC from 2005 until 2010.
Served as a member of Grant Prideco, Inc.’s Board of Directors and as Chairman of its Audit Committee from 2003 until 2008.

E. ROBERT MEANEY Age 70	Director
Elected Director in May 2013.
Currently serving as a consultant to the industrial sector.
Currently serving as Distinguished Fellow at the Daugherty Institute of the University of Nebraska.
Served as Senior Vice President from 1998 until 2012 and as Corporate Secretary from 2006 until 2011 of Valmont Industries, Inc.

SAMUEL J. SIMON Age 61	Executive Officer
Currently serving as our President and General Counsel since 2017.

Served in various executive capacities with Infinity and its affiliates since 1986, including as its General Counsel since 2002, Executive Vice President from 2005 until 2017, and as a member of its Board of Directors from 2003 to 2013.

JAMES L. WEIDNER Age 70	Director
Elected Director in July 2015.
Currently serving as an insurance industry consultant and as President of Weidner Enterprises, LLC since 2015.
Served as the Chief Executive Officer of Cooperative of American Physicians from 1995 until 2015.

SAMUEL J. WEINHOFF Age 67	Director
Elected Director in May 2004.
Currently serving as an insurance industry consultant.
Served as a member of Allied World Assurance Company Holdings, Ltd.’s Board of Directors from 2006 until 2017, including as Chairman of its Compensation Committee, and as a member of its Audit, Enterprise Risk, Executive and Investment Committees.
Served as a member of the Board of Directors of Inter-Atlantic Financial, Inc. from 2007 until 2009.
Served as Managing Director and Head of Schroders & Co.’s U.S. Financial Institutions Group, Investment Banking from 1997 until 2000.
Served as Managing Director at Lehman Brothers from 1985 until 1997.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission by a specified date. Regulations promulgated by the Securities and Exchange Commission require us to disclose in this Amendment any reporting violations with respect to the 2017 fiscal year. Based solely upon a review of the applicable filings made with the Securities and Exchange Commission by the officers, directors, and greater than 10% shareholders, all reports required by Section 16(a) of the Securities Exchange Act of 1934 were filed on a timely basis.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Code of Ethics
Our Board has adopted a Code of Ethics, which applies to all directors, executive officers, and employees of the Company. We make available free of charge within the Investor Relations section of our website at www.infinityauto.com, our Code of Ethics, Corporate Governance Guidelines, and the Charter of each standing committee of the Board of Director. A copy of any of these documents, including the Code of Ethics, will also be provided without charge upon written request sent to our Corporate Secretary at the address shown on the cover page of this Amendment. To the extent permitted by NASDAQ Listing Rule 5610, any amendments to or waivers from any provisions of the Code of Ethics will be posted on our website within four business days after the date of an amendment. Any amendments to or waivers from complying with the Code of Ethics may be disclosed on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.
Audit Committee
Our Board of Directors has established an Audit Committee, as defined in Section 3(a)(58) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee is composed of Angela Brock-Kyle (Chair), Victor T. Adamo, Richard J. Bielen, Harold E. Layman, E. Robert Meaney, and James L. Weidner and met four times during 2017. Each member of the Audit Committee meets the financial literacy requirements under the NASDAQ Listing Rules. The Board has determined that Ms. Brock-Kyle is an “audit committee financial expert.” The Board has determined that each member of the Audit Committee is an "Independent Director" as defined under NASDAQ Listing Rule 5605(a)(2) and is “independent” under Rule 10A-3 of the Securities Exchange Act of 1934.
Our Board of Directors has established a charter for the Audit Committee, which is available under the Investor Relations section of our website located at www.infinityauto.com and is reviewed annually by the Audit Committee.
The Audit Committee oversees our accounting and financial reporting processes and audits of our financial statements by our independent registered public accounting firm (the “Independent Auditor”). The Audit Committee is responsible for the appointment, compensation, retention, and oversight of our Independent Auditor. The Audit Committee also evaluates information received from the Independent Auditor and management to determine whether the Independent Auditor is independent of management. The Independent Auditor reports directly to the Audit Committee. Ernst & Young was the Independent Auditor retained by the Audit Committee for the 2017 fiscal year.
The Audit Committee has established procedures for the receipt, retention, and treatment of complaints received by Infinity concerning accounting, internal accounting controls, or auditing matters, and has established procedures for the confidential and anonymous submission by employees of any concerns they may have regarding questionable accounting or auditing matters.
ITEM 11
Executive Compensation
COMPENSATION COMMITTEE
The Compensation Committee is composed of Harold E. Layman (Chair), Victor T. Adamo, Teresa A. Canida, and E. Robert Meaney and met four times during 2017. Our Board has established a charter for our Compensation Committee, which is available under the Investor Relations section of our website at www.infinityauto.com and is reviewed annually by our Compensation Committee.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was an officer or employee of the Company during the year ended December 31, 2017 or at any other time prior to that year nor has any member of the Compensation Committee been an officer of the Company or had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee is responsible for establishing the Company’s executive compensation philosophy and the level of compensation of our NEOs. Except as otherwise noted, all references to NEOs include the following:

•	Glen N. Godwin, Chief Executive Officer (Senior Vice President, Business Development from January 1, 2017 to August 1, 2017);

•	Robert H. Bateman, Executive Vice President, Chief Financial Officer, and Treasurer;

•	James R. Gober, Executive Chairman (Chairman, Chief Executive Officer, and President from January 1, 2017 to August 1, 2017);

•	Samuel J. Simon, President and General Counsel (Executive Vice President and General Counsel from January 1, 2017 to August 1, 2017); and

•	(For periods and actions taken prior to August 9, 2017) Scott C. Pitrone, former Senior Vice President, Product Management.
Executive Summary
We achieved the following financial outcomes in 2017 as compared to 2016:

•	Gross written premiums decreased 0.3%.

•	Net earnings per diluted share increased 5.7%.

•	Underwriting income increased 43.4%.

•	The accident year combined ratio improved to 95.2% for the 12-month period ending December 31, 2017 from 96.7% for the 12-month period ending December 31, 2016.
In 2017, total shareholder return increased 23.5% on a one-year basis and 47.2% on a three-year basis.
2017 Compensation Decisions
We believe our compensation programs appropriately rewarded our executive team for the Company’s performance in 2017 and over a long-term basis. The Compensation Committee took the following executive compensation actions for 2017:

•
We increased the salaries of Messrs. Godwin and Simon from $300,000 to $550,000 and from $420,000 to $475,000, respectively, driven by each officer’s promotion to Chief Executive Officer (“CEO”) and President, respectively, effective as of August 1, 2017. We maintained the salaries of the other NEOs at the same levels established in 2016.

•	We maintained the target annual incentive opportunities under the Annual Executive Bonus Plan for 2017 at the same levels established in 2016 for all NEOs.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

•
We amended the employment agreements for Messrs. Godwin and Simon to provide that, effective January 1, 2018, each officer’s minimum target annual incentive opportunity shall be $605,000 and $475,000, respectively.

•	We paid annual incentives to the NEOs that were 166.8% of target compared to 120.3% of target for the prior year.

•
We granted Performance Shares under the Third Amended and Restated 2013 Stock Incentive Plan (the “2013 Stock Plan”) to our NEOs to incentivize long-term performance over the 3-year Performance Period from 2017 through 2019.

•
We determined the Performance Shares granted to our NEOs in 2015 under the 2013 Stock Plan for the 2015-2017 Performance Period paid out at 55.6% of target. These payouts resulted in our NEOs receiving shares of common stock.

•
We awarded Restricted Shares, which cliff vest 3-years from the date of grant, under the 2013 Stock Plan to Messrs. Godwin and Simon due to their assumption of additional responsibilities during 2017 and the vesting of their 2014 Restricted Share awards in 2017.

In the aggregate:

•
Total cash compensation (the sum of salary, discretionary bonuses, and annual incentive compensation) for the NEOs, as a group (excluding Mr. Pitrone), increased by 33.5% for 2017 compared to 2016. This increase was partially driven by overlap in NEO cash compensation arising from succession events among our NEOs in 2017.

•
Total direct compensation (the sum of salary, annual incentive compensation, restricted stock awards, and the payout from the 2013 Stock Plan of Performance Shares) for the NEOs, as a group (excluding Mr. Pitrone), increased by 25.8% for 2017 compared to 2016. Excluding the effect of the 2017 restricted stock awards, which are meant to be multi-year incentives, to Messrs. Godwin and Simon, total direct compensation increased 0.8% for 2017 compared to 2016.

2018 Compensation Decisions
The Compensation Committee made the following compensation decisions in early 2018 related to our NEOs:

•	We established Mr. Gober’s annual salary, effective March 1, 2018, for serving as Executive Chairman at $287,500.

•
We awarded discretionary cash bonuses to Messrs. Godwin and Simon in the amount of $246,725 and $107,725, respectively, to compensate each executive for additional responsibilities assumed on August 1, 2017, which were not contemplated on March 2, 2017 when such executive’s 2017 incentive compensation opportunity was established.

•	We maintained salaries for all other NEOs at their current levels.

•
Due to entering into the Merger Agreement and the terms and conditions thereof, we have not made any awards or established performance targets under the Annual Executive Bonus Plan for 2018 performance or granted any Performance Shares under the 2013 Stock Plan to any NEO in 2018.

2017 Say-on-Pay Vote Results
At our 2017 Annual Meeting of Shareholders, Infinity held an advisory vote on the compensation of the NEOs, commonly referred to as a say-on-pay vote. Our shareholders overwhelmingly approved the compensation of our NEOs, with over 99% of votes cast in favor of our 2017 say-on-pay resolution. The Compensation Committee concluded, based in part on the results of the 2017 say-on-pay vote, that our executive compensation program achieves the goals of our executive compensation philosophy

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

and has the support of an overwhelming majority of our shareholders. Therefore, the Compensation Committee has reaffirmed the elements of the Company’s executive compensation plans and policies, with such modifications as described above and herein.
Selection of Compensation Consultant
From 2006 until 2017, our Compensation Committee retained Pearl Meyer (“PM”) as the Compensation Committee’s independent compensation consultant. Given the length of PM’s tenure, our Compensation Committee elected to conduct a search process for an independent compensation consultant in early 2017. The Compensation Committee sought proposals from three prospective executive compensation consulting firms, including Pay Governance LLC (“PG”). The Compensation Committee met with representatives from each of these firms in June 2017. While the Compensation Committee believed that each of these firms was well qualified to serve as its independent compensation consultant, it ultimately selected PG as its new independent compensation consultant. PG does not provide any services to the Company or any of the Company’s affiliates other than advising the Compensation Committee on executive officer compensation. The Compensation Committee evaluated whether any work performed by PG raised any conflict of interest and determined that it did not.
Roles of the Committee, Compensation Consultant and Management
The Compensation Committee is comprised solely of independent directors and is responsible for determining the compensation of our CEO and other NEOs. The Compensation Committee receives assistance during its evaluation process from: (i) PG and (ii) our CEO.
The Compensation Committee reviews and approves our NEOs’ compensation annually and makes determinations regarding adjustments and other changes in salary, annual incentive plans, and long-term incentive plans.
Our CEO reviews the compensation of the other NEOs annually and makes recommendations to the Compensation Committee regarding the other NEOs’ salaries, annual incentives, and long-term incentive compensation plans.
During its March 2, 2017 meeting, our Compensation Committee considered i) the then current executive compensation levels and practices, which were based upon the findings and recommendations of PM during its comprehensive executive compensation review in 2013, ii) minimum levels of compensation mandated by each NEO’s employment agreement, and iii) the recommendations of Mr. Gober in establishing the 2017 compensation programs for the NEOs, other than himself. At this meeting, the Compensation Committee elected to i) maintain salaries and target annual incentive opportunities for all NEOs at the level established in 2016, ii) award an equal number of Performance Shares under the 2013 Stock Plan for the 2017-2019 Performance Period to each NEO, and iii) add an enhanced payout opportunity (up to 3 times target) for the 2017-2019 Performance Period for achieving profitable growth in certain strategic markets.
Following the selection of PG as the Compensation Committee’s independent compensation consultant, the Compensation Committee engaged PG to perform a review of the Company’s i) peer group, ii) executive pay, iii) incentive plans, and iv) employment agreements. The results of this review are discussed more fully herein.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Compensation Philosophy and Objectives
Our Compensation Committee focuses on the dual objectives of motivating the NEOs primarily through incentive plans of both short- and long-term duration and also retaining the NEOs over the long-term. Currently, the incentive plans consist of a cash incentive plan based on the achievement of annual performance goals and an equity incentive plan that provides payouts in common stock based on the achievement of long-term goals. Our Compensation Committee believes compensation should be designed with sufficient base compensation to be market competitive and to avoid excessive turnover, while also containing a sufficient “at-risk” component to reinforce key business and strategic objectives and to provide the NEOs with an incentive to perform at or above expectations.
While our Compensation Committee believes incentive compensation should include both short- and long-term components, the Compensation Committee has not formulated any benchmarks with respect to the percentage of compensation for each component. Our Compensation Committee considers a number of factors when establishing or recommending overall compensation for the NEOs. These factors include, but are not limited to:

•	the extent to which corporate financial performance objectives have been met,

•	the scope of an individual’s responsibility and ability to influence the Company’s results and strategic initiatives,

•	financial performance over a sustained period of time,

•	the alignment of the interests of management with our Company’s shareholders,

•	the compensation levels and practices of peer group companies, and

•	the level of an individual’s experience, past performance, and future potential.
It is also our Compensation Committee’s view that when considering compensation programs for executive employees, those occupying the highest positions of authority and responsibility should have a larger portion of their compensation tied to long-term performance and such compensation should be linked more closely to the Company’s common stock performance, i.e. equity-based, as compared to employees occupying lower level positions of authority and responsibility. The Company uses performance share awards in furtherance of this philosophy.
On an annual basis, our Compensation Committee approves incentive plans for the NEOs. Our Compensation Committee believes the Company’s operational performance is guided by two primary factors, combined ratio and growth in written premiums, which management must balance to obtain optimum results. Therefore, the annual and long-term incentive compensation plans for the NEOs contain performance goals based on these two factors measured either independently or in combination with each other. Additionally, our Compensation Committee believes a return metric is of significant importance to shareholders and an important measure of the financial performance of the Company. For 2017, our Compensation Committee chose to use operating return on equity as a return metric and also chose to use growth in book value per share as a fourth metric for its perceived linkage to increasing the Company’s market capitalization.
As in 2016, growth in gross written premiums, calendar-year combined ratio, operating return on equity, and growth in book value per share were components of the NEOs’ 2017 annual incentive compensation. Similar measures are in place for the three-year Performance Period associated with Performance Share grants made in early 2017 from our 2013 Stock Plan and consist of statutory calendar-year combined ratio and growth in gross written premiums for 2017-2019 with the primary differences from the prior year being i) the use of gross written premiums as opposed to net written premiums, and ii) the opportunity to enhance the Performance Shares payout by up to 50% based on performance within key targeted markets.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

The majority of the incentive compensation attainable from both the annual and long-term incentive plans is contingent upon underwriting profitability (as opposed to rewarding growth in premiums without regard to profitability or rewarding gains arising from the Company’s investment portfolio). Furthermore, such long-term incentive compensation is paid in the form of Company common stock that the NEOs are required to retain until satisfying minimum stock ownership requirements, as described under the “Executive Stock Ownership Guidelines” heading contained herein. As such, the Compensation Committee believes the incentive compensation plans do not encourage our NEOs to take unnecessary or excessive risks and are directly related to the Company’s financial goals and long-term strategy.
Principal Guides and Benchmarks Used for Setting Executive Compensation
2017 Executive Compensation Review
In 2017, our Compensation Committee engaged PG for the following:

•	to assist in selecting a peer group of companies from which to evaluate the pay levels, including salary and short- and long-term incentive compensation, for Messrs. Godwin, Bateman, and Simon,

•
to compare target pay for Messrs. Godwin, Bateman, and Simon against the Company’s peer group and identify whether the compensation for any of these NEOs should be adjusted to better align with the peer group,

•	to review the Company’s short- and long-term incentive compensation plans and advise on whether any changes to such plan are desirable, and

•	to review the employment agreements for Messrs. Godwin, Bateman, and Simon and advise on the appropriateness of the terms and conditions contained therein.
PG presented its findings and recommendations with respect to these matters at a meeting of the Compensation Committee on October 23, 2017. In its 2017 assessment, PG recommended, and our Compensation Committee concurred, that executive pay should be analyzed against the following peer group (the “Peer Group”):
American National Insurance Company
Horace Mann Educators Corporation
Kemper Corporation
Mercury General Corporation
National General Holding Corp.
ProAssurance Corporation
Safety Insurance Group, Inc.
Selective Insurance Group, Inc.
State Auto Financial Corporation
United Fire Group, Inc.
The above 2017 Peer Group incorporates the following changes from the prior 2013 peer group:

•	American National Insurance Company, Horace Mann Educators Corporation, Kemper Corporation and National General Holding Corp. have been added to the peer group.

•	Donegal Group, Inc., EMC Insurance Group, Inc., National Interstate Corporation and RLI Corp. have been removed from the prior peer group, primarily due to merger and acquisition activity.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

In performing its assessment, PG examined the executive compensation data furnished in the 2017 proxy statements of the Peer Group companies along with data compiled in compensation surveys. PG also examined the Company’s and Peer Group's prior financial performance and other relevant data, including revenues, market capitalization, market capitalization to tangible book value, growth in book value per share, combined ratio, growth in net written premiums, number of employees, and total shareholder return over 1-, 3-, and 5-year periods. The Company was:

•	Between the 55th and 75th percentile versus the Peer Group in revenues, combined ratio, number of employees, and total shareholder return over 1- and 3-year periods,

•	Slightly above or below the median versus the Peer Group in revenues, market capitalization to tangible book value, and growth in book value per share, and

•	Below the 25th percentile versus the Peer Group in market capitalization, growth in net written premiums, and 5-year total shareholder return.
The Compensation Committee was satisfied that the 2017 Peer Group matched the Company’s financial characteristics reasonably well and approved the use of the 2017 Peer Group for executive compensation purposes.
PG did not recommend any change to the Company’s relatively egalitarian philosophy towards executive compensation, which was first espoused by Mr. Gober and which Mr. Godwin has also embraced. This egalitarian philosophy prioritizes internal pay equity among the CEO and the other NEOs. PG found that, compared to the Peer Group, the NEOs’ salaries are below the 25th percentile, target annual incentives are between the 25th and 50th percentile, and long-term incentives for NEOs other than the CEO are near the 75th percentile. PG further found that long-term incentives for the CEO (using historical compensation data for Mr. Gober) are near the 25th percentile, which is attributable to and reflective of the Company’s egalitarian executive compensation philosophy.
PG advised that Mr. Godwin’s target total direct compensation was substantially below the 25th percentile versus the Peer Group and recommended the Compensation Committee increase his total direct compensation to either the level of the former CEO, Mr. Gober, or the 25th percentile versus the Peer Group over no more than a 3-year period. PG observed that Mr. Simon has a broad range of responsibility, which makes benchmarking his compensation against the Peer Group difficult. PG’s findings indicated the salaries of Messrs. Bateman and Simon may be slightly below the market median range but the target total direct compensation for Messrs. Bateman and Simon are within a market median of plus or minus 15%.
PG’s findings indicated the Company’s long-term incentive compensation components, restricted- and performance-share awards, are comparable to the Peer Group companies. PG observed the Company utilizes more performance measures in its annual incentive plan than any of the Peer Group companies. PG recommended that, in 2018, the Compensation Committee consider reducing the number of performance measures in its annual incentive plan and reducing the overlap in performance metrics between the annual- and long-term incentive compensation programs.
In conducting its review of the Company’s employment agreements, PG observed that the 2013 Stock Plan provides for a “single trigger” for the vesting of equity awards in the event of a change-in-control. PG recommended the Company amend the form of either its employment agreements or its equity award agreements to provide for a “double trigger” in the event of a change-in-control. PG findings show that many companies are implementing severance agreements in lieu of employment agreements and advised the Company to consider this practice as well. PG noted the use of severance agreements provide greater flexibility than employment agreements and severance agreements do not need to be renewed periodically.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

The Compensation Committee considered the results of PG’s review and its recommendations in the Compensation Committee’s decision to:

•	increase the salaries of Messrs. Godwin and Simon, effective as of August 1, 2017,

•	increase the target annual incentive compensation of Messrs. Godwin and Simon, effective as of January 1, 2018,

•	recommend that the Board of Directors amend the form of the Company’s equity award agreements,

•	recommend that the Board of Directors extend the then current employment agreements for Messrs. Godwin and Simon until October 19, 2018 to co-terminate with Mr. Bateman’s employment agreement, and

•	consider adopting severance agreements in lieu of employment agreements upon the expiration of the employment agreements for Messrs. Godwin, Bateman, and Simon in 2018.

2017 Executive Compensation Components
Our Compensation Committee chose, as has been the practice in prior years, to compensate the NEOs through each of the compensation components summarized in the following table and described in greater detail below. The Compensation Committee based this decision upon i) its satisfaction with the historical performance results achieved under the philosophy and design of our existing compensation program, ii) strong shareholder support for the Company's executive compensation program as evidenced by the results of the 2017 say-on-pay vote, iii) existing contractual obligations to provide certain minimum levels of compensation to the NEOs, iv) current guidance and advice from PG, and v) prior guidance and advice from PM.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Component	Purpose	Summary Description	Significant Changes since Last Year’s Proxy Statement
Salary	To provide a consistent level of compensation commensurate with an NEO’s duties and responsibilities.	Consists of a fixed amount paid on a bi-weekly basis.	Increased the salaries of Messrs. Godwin and Simon from $300,000 and $420,000 to $550,000 and $475,000, respectively.
Annual Performance Incentive Plans	To provide incentive compensation for achievement of short-term financial goals.
Consists of the Annual Executive Bonus Plan, which is a cash-based incentive plan designed to reward growth in gross written premiums, statutory calendar-year combined ratio performance, operating return on equity, and growth in book value per share.
None.
Performance Shares
To provide incentive compensation for performance measured over a three-year period and to align the NEOs’ interests with those of the shareholders by linking compensation to the Company’s stock price.

Consists of an equity-based incentive to reward performance as measured by growth in gross written premiums and statutory calendar-year combined ratio with, in certain periods, the opportunity for additional compensation for profitable growth in specific geographic regions above a certain threshold.

For the 2017-2019 Performance Period, i) payouts may be increased by up to 50% for achieving aggregate growth and profitable results in key strategic markets for a maximum payout potential of up to 300% the target award, and ii) growth is measured using gross written premiums rather than net written premiums.

Restricted Stock
To provide a long-term incentive for each NEO to remain with the Company and to align the NEOs’ interests with those of the shareholders by linking the value of such incentive to the Company’s stock price.
		Consists of an outstanding restricted stock grant containing a three-year cliff vesting provision made to Messrs. Godwin and Simon on November 2, 2017 and to Mr. Bateman on October 19, 2015.	A grant of 7,500 and 7,000 restricted shares were made to Messrs. Godwin and Simon, respectively, on November 2, 2017.
Retirement and Deferred Compensation Plans	To provide vehicles for NEOs and other employees to receive replacement income upon termination of their employment with the Company.	Consists of the Company’s 401(k) Plan, a non-qualified supplemental retirement plan (“SERP”), and a deferred compensation plan (“DCP”).	None.

•	Salary
Minimum salaries for each of the NEOs are established pursuant to existing employment agreements. During its March 2, 2017 meeting, the Compensation Committee maintained the annual base salaries for the NEOs at the level established in 2016, which were as follows (on an annualized basis):

Executive	Salary
James R. Gober	$575,000
Robert H. Bateman	$400,000
Samuel J. Simon	$420,000
Glen N. Godwin	$300,000
Scott C. Pitrone	$265,000

During its October 23, 2017 meeting and upon the recommendation of PG and Mr. Gober, our Executive Chairman, the Compensation Committee increased the salaries of Messrs. Godwin and Simon to $550,000 and $475,000, respectively, effective

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

as of August 1, 2017, as a result of Messrs. Godwin’s and Simon’s promotion to CEO and to President and General Counsel, respectively.

•	Annual Performance Incentive Plans
The Annual Executive Bonus Plan was established and approved by our shareholders in 2015. Our Compensation Committee structured the Annual Executive Bonus Plan for 2017 based on the attainment of certain performance goals related to four (4) performance measures:

•	Operating Return on Equity,

•	Statutory Calendar-Year Combined Ratio,

•	Gross Written Premium Growth, and

•	Growth in Book Value per Share.
In establishing performance targets under both the Annual Executive Bonus Plan and the 2013 Stock Plan, our Compensation Committee considers the following factors:

•	Alignment of the targets with the Company’s annual budget and long-term strategic plan, which are reviewed and approved by the Board,

•	The Company’s cost of capital,

•	Industry trends and the competitive environment, and

•	Prevailing macroeconomic conditions.
The following table identifies the target and maximum award opportunities under the Annual Executive Bonus Plan for 2017, in which all eligible NEOs participated. The maximum award is 200% of the target award.

Executive	Target Award	Maximum Award
Glen N. Godwin	$250,000	$500,000
Robert H. Bateman	$320,000	$640,000
James R. Gober	$575,000	$1,150,000
Samuel J. Simon	$320,000	$640,000
Scott C. Pitrone	$250,000	$500,000
A weighting was assigned to each performance measure in the Annual Executive Bonus Plan for 2017, based on the Compensation Committee’s assessment of the relative importance of each performance measure, as follows:

•	A 20% weighting was assigned to Operating Return on Equity,

•	A 55% weighting was assigned to Statutory Calendar-Year Combined Ratio,

•	A 15% weighting was assigned to Gross Written Premium Growth, and

•	A 10% weighting was assigned to Growth in Book Value per Share.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Each NEO was subject to the same performance targets for each of these four performance measures. The performance targets and actual outcomes under the Annual Executive Bonus Plan for 2017 were as follows:
Operating Return on Equity (20% weighting)

Target	Percentage Payout
10.0% or above	200%
7%	150%
6%	100%
5.0% or below	0%
Actual 2017 Operating Return on Equity = 7.7% (equating to 161.7% of target or 32.34% of each NEO’s target annual incentive)
“Operating Return on Equity” means net earnings less realized gains/losses on investments, net of tax as a percentage of average equity.
Statutory Calendar-Year Combined Ratio (55% weighting)

Target	Percentage Payout
94.5% or below	200%
95.5%	150%
96.5%	100%
98.5% or above	0%
Actual 2017 Statutory Calendar-Year Combined Ratio = 94.1% (equating to 200.0% of target or 110.00% of each NEO’s target annual incentive)
“Statutory Calendar-Year Combined Ratio” means the sum of the following ratios: (i) losses and loss adjustment expenses incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium.
Gross Written Premium Growth (15% weighting)

Target	Percentage Payout
5.0% or above	200%
3.0%	150%
1.0%	100%
(2.0%) or below	0%
Actual 2017 Growth in Gross Written Premiums = (0.3%) (equating to 56.7% of target or 8.51% of each NEO’s target annual incentive)
“Growth in Gross Written Premiums” means the growth in premiums written on all policies the Company has issued during the period, gross of reinsurance.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Growth in Book Value per Share (10% weighting)

Target	Percentage Payout
5.0% or above	200%
3.5%	150%
2.5%	100%
0.0% or below	0%
Actual 2017 Growth in Book Value per Share = 3.8% (equating to 160.0% of target or 16.0% of each NEO’s target annual incentive)
Straight-line interpolation was used to determine the NEOs’ payouts for those performance results falling between the designated performance targets.
On February 12, 2018, the incentive compensation under the Annual Executive Bonus Plan for 2017 for each of our NEOs, other than Mr. Pitrone whose employment with the Company terminated on August 9, 2017, was determined by our Compensation Committee to be 166.8% of each NEO’s target amount. The amount of the 2017 payout for each NEO is listed in the following table:

Executive	Target	Actual Award	% of Target
James R. Gober	$575,000	$959,100	166.8%
Robert H. Bateman	$320,000	$533,760	166.8%
Samuel J. Simon	$320,000	$533,760	166.8%
Glen N. Godwin	$250,000	$417,000	166.8%
Scott C. Pitrone	$250,000	$0	0.0%
On February 12, 2018, we awarded discretionary cash bonuses to Messrs. Godwin and Simon in the amount of $246,725 and $107,725, respectively, to compensate each executive for additional responsibilities assumed on August 1, 2017, which were not contemplated on March 2, 2017 when such executive’s 2017 incentive compensation opportunity was established.

•	Performance Shares
As noted above, our Compensation Committee believes a meaningful portion of an NEO’s overall compensation should be equity-based. In 2013, our Board and shareholders approved the 2013 Stock Plan. In 2013, our Board amended the 2013 Stock Plan to reduce the number of shares available for issuance to 750,000 from 1,000,000. The 2013 Stock Plan permits the Board, acting through a committee composed of independent, non-employee directors, to grant awards of “Performance Shares” and “Performance Units.” In 2017, the Compensation Committee awarded Performance Shares to each NEO under terms substantially similar to prior awards made under the 2013 Stock Plan, including the use of a three-year performance period. Each Performance Share for the 2017-2019 Performance Period will convert to between 0 to 3 shares of common stock depending on the performance results. Each Performance Share for the 2015-2017 and 2016-2018 Performance Periods will convert to between 0 to 2 shares of common stock depending on the performance results. Performance Shares do not have any voting rights and do not pay or accrue dividends.
Capitalized terms used in these "Performance Shares" and “Restricted Shares” sections shall, unless otherwise defined herein, have the respective meanings set forth in the 2013 Stock Plan.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Results of the 2015 - 2017 Performance Period
On March 6, 2015, our Compensation Committee approved a target award of 5,085 Performance Shares to each NEO, other than Mr. Bateman, for the 2015-2017 Performance Period. On October 19, 2015, our Compensation Committee approved a target award of 5,085 Performance Shares to Mr. Bateman under the 2013 Stock Plan for the 2015-2017 Performance Period and subject to identical Performance Goals and Performance Measures (as defined in the 2013 Stock Plan) as the other NEOs. In determining the conversion ratio, actual performance was measured against the pre-established 2015-2017 Performance Goals and Performance Measures, which consisted of a matrix, designed as follows:

•	The annual Growth in Net Written Premiums performance range on one axis, and

•	The Statutory Accident-Year Combined Ratio performance range associated with such net written premiums over the performance period on the other axis.
This matrix is used to establish a conversion ratio of between 0% to 200% of target. The Performance Goals and Performance Measures for the 2015-2017 Performance Period were as follows:

Performance Measure	Threshold	Target	Maximum
Statutory Accident-Year Combined Ratio	>97.5%	95.5%	94.0%
Growth in Net Written Premiums	N/A	3.3%	>7.5%
The conversion ratio was 0% at or below “Threshold” performance, 100% at “Target” performance, and 200% at or above “Maximum” performance, subject to the following actual achievements:
Actual Statutory Accident-Year Combined Ratio = 96.2%
Actual Growth in Net Written Premiums = 0.96%
Actual Conversion Ratio = 55.6%
“Growth in Net Written Premiums” means the growth in premiums written on all policies the Company has issued during the period, net of reinsurance.
“Statutory Accident-Year Combined Ratio” means the Statutory Calendar-Year Combined Ratio (defined below) less favorable/unfavorable development on prior accident year loss and loss adjustment expense reserves plus GAAP agent balances and premium receivables charged off.
“Statutory Calendar-Year Combined Ratio” means the sum of the following ratios: (i) losses and loss adjustment expenses incurred as a percentage of net earned premium and (ii) underwriting expenses incurred, net of fees, as a percentage of net written premium.
Straight-line interpolation was used to determine the conversion ratio for performance results that fell between the points for the 2015-2017 Performance Goals.
On February 12, 2018, our Compensation Committee determined each outstanding Performance Share awarded under the 2013 Stock Plan for the 2015-2017 Performance Period should convert to 0.556 shares of common stock, thereby resulting in a payout, which was distributed on March 15, 2018, of 2,829 shares to each of Messrs. Godwin, Bateman, Gober, and Simon.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

2017 - 2019 Performance Period
On March 2, 2017, our Compensation Committee approved a target award of 4,812 Performance Shares to each NEO for the 2017-2019 Performance Period. In determining the number of Performance Shares to award, the Compensation Committee divided the average of the intraday high and low price of the Company’s common stock for the last five trading days of calendar year 2016 into $425,000 and rounded to the nearest whole share to arrive at the Performance Share award for each NEO.
In determining the conversion ratio, actual performance will be measured against the pre-established 2017-2019 Performance Goals, which consist of the following Performance Measures:

•
A matrix with the annual Growth in Gross Written Premiums performance results for on one axis and the Statutory Calendar-Year Combined Ratio performance results on the other axis, to establish an initial payout ratio of between 0% to 200% of target.

•
A matrix with the Compound Annual Growth Rate in Gross Written Premiums in targeted markets performance results on one axis and the Calendar Year Combined Ratio in the same targeted markets performance results on the other axis to establish a multiplier of 1.0 to 1.5, which allows for the initial payout ratio to be increased by up to 1.5 times, thus resulting in a potential payout of between 0% to 300%.

•	Restricted Stock
Following the vesting on August 5, 2017 of the Restricted Share awards made to Messrs. Godwin and Simon in 2014, the Compensation Committee elected to award Restricted Shares to Messrs. Godwin and Simon on November 2, 2017 to continue providing a retention incentive to such NEOs and to reflect each such NEO’s recent promotion. Our Compensation Committee concluded that the Restricted Shares awarded to Mr. Bateman in 2015, which will fully vest on October 19, 2018, continued to provide a retention incentive and therefore elected not to make a Restricted Share award to Mr. Bateman in 2017.
The Restricted Shares awarded to Messrs. Godwin and Simon will vest on November 2, 2020. Prior to such vesting, these Restricted Shares shall have no voting rights and shall accrue dividends but not distribute such dividends until vested. The table below shows the number of Restricted Shares granted to Messrs. Godwin and Simon, as well as the grant date value of each award:

Executive	Number of Restricted Shares	Grant Date Value
Glen N. Godwin	7,500	$702,750
Samuel J. Simon	7,000	$655,900

•	Retirement and Deferred Compensation Plans
The Company matches employee contributions to the 401(k) plan in an amount equal to 100% of the first 4% of a participant’s deferral contribution and 50% of the next 2% of a participant’s deferral contribution, subject to Internal Revenue Code (the “IRC”) qualified defined contribution plans limits.
The Company maintains the SERP in which employees, including NEOs, earning in excess of the IRC annual compensation limit may participate. Effective January 1, 2010, the Company amended the SERP to permit a participant to make contributions into the SERP by deferring a portion of his or her compensation that exceeds the IRC annual compensation limit and to receive a Company matching contribution on such deferrals in an amount equal to 100% of the first 4% of a participant’s deferral contribution and 50% of the next 2% of a participant’s deferral contribution.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

The Company also maintains the DCP into which any eligible participant, including the NEOs, may elect to defer from 5% to 80% of his or her base salary during any calendar year period and/or from 10% to 80% of any direct lump sum incentive cash payment. The Company does not have a defined benefit retirement plan for its employees, including its NEOs.

•	Perquisites
It is the Company’s philosophy to limit the type and amount of perquisites that it provides to its executives, including its NEOs. In 2017 and as disclosed and more fully discussed in the Summary Compensation Table, Mr. Gober received a personal automobile allowance, automobile and homeowner’s insurance premium reimbursements, and a retirement gift.
Employment Agreements / Change-in-Control Arrangements
The Company has employment agreements with Messrs. Godwin, Bateman, and Simon that will expire on October 19, 2018 and with Mr. Gober that expired on February 28, 2018. These NEOs’ employment agreements contain a “double trigger” for payment of severance benefits upon a change-in-control (meaning an executive is entitled to severance benefits only upon the occurrence of both a change-in-control and termination of employment, as defined in the agreements). Our Board believes such an arrangement is more beneficial to the Company than employment agreements providing for severance benefits solely upon a change-in-control. The employment agreements provide for salaries of at least $550,000, $400,000, $575,000, and $475,000 for Messrs. Godwin, Bateman, Gober, and Simon, respectively, and an annual incentive opportunity of at least $605,000, $320,000, 100% of annual base salary (i.e. $575,000), and $475,000 for Messrs. Godwin, Bateman, Gober, and Simon, respectively. On February 12, 2018, the Board elected to continue Mr. Gober’s employment with the Company in the capacity of Executive Chairman at a salary of $287,500 and without an annual incentive opportunity upon the February 28, 2018 expiration of his employment agreement.
The employment agreements for Messrs. Godwin, Bateman, Gober, and Simon provide for certain severance benefits in the event of termination of employment. If any such executive’s employment is terminated by the Company other than for cause, or is terminated by the executive for “good reason,” which includes, among other things, the assignment to the executive of any duties inconsistent with the executive’s status as an executive officer of the Company (including by reason of the Company becoming a subsidiary, or under the control, of a company not an affiliate of Infinity), the agreements provide such executives with payments of:

•	two times the executive’s most recent salary in a lump sum payment;

•
a lump sum payment of $605,000, $320,000, $575,000, and $475,000 for Messrs. Godwin, Bateman, Gober, and Simon, respectively, pro-rated based on the actual number of days elapsed in the year in which the executive’s termination takes place, plus $1,210,000, $640,000, $1,150,000, and $950,000 for Messrs. Godwin, Bateman, Gober, and Simon, respectively;

•	100% vesting of restricted shares and restricted share units awarded under the 2013 Stock Plan;

•
lump sum payment in lieu of a contribution into the executive’s 401(k) or SERP account with the amount of the Company match being equal to the executive’s eligible wages and deferral election in effect at the time of termination for a period of 18 months; and

•	payment of the executive’s life insurance and medical and dental benefits for a period of 18 months after termination.
In the event of an NEO’s death or disability, the NEO (or the NEO’s estate) will receive a lump sum payment equal to $605,000, $320,000, $575,000, and $475,000 for Messrs. Godwin, Bateman, Gober, and Simon, respectively, prorated based upon

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

the actual number of days elapsed in the year in which the NEO’s termination takes place. Mr. Gober is entitled to accelerated, pro rata vesting of restricted stock upon qualified retirement, provided that at least 50% of the time between the date of grant and date of vesting has elapsed as of the date of such retirement. Regardless of the manner in which an NEO’s employment is terminated, an NEO is entitled to receive amounts earned but unpaid during the NEO’s term of employment. These amounts include accrued but unpaid salary, payment of accrued but unused vacation time, and reimbursement of any incurred business expenses prior to the date of termination. Additionally, an NEO will be entitled to receive all amounts, if any, accrued and vested under our 401(k) Plan, the DCP, and the SERP. All payments set forth in the employment agreement shall be paid in a manner that complies with Section 409A of the IRC. The employment agreements do not provide for any excise tax gross-up payments.
Mr. Gober’s right to receive the aforementioned benefits lapsed with the expiration of his employment agreement on February 28, 2018.
Pursuant to the terms of each NEO’s employment agreement, each NEO agrees to the following restrictions during the term of the NEO’s employment agreement and

•	for a period of 24 months following the NEO’s termination of employment:

•	Non-Competition. The executive agrees not to compete against the Company.

•	Non-Diversion. The executive agrees not to divert customers or take advantage of business opportunities of which the executive becomes aware during his employment with the Company.

•	Non-Recruitment. The executive agrees not to solicit, induce, or influence or attempt to solicit, induce, or influence any employee of the Company to leave his or her employment.

•	indefinitely thereafter:

•	Non-Disclosure. The executive agrees not to disclose confidential information of the Company as long as such information is not generally known to the public.

•
Litigation Cooperation. The executive agrees to reasonably cooperate with the Company, at the Company’s expense, by making himself available to testify on behalf of the Company in any action, suit or proceeding and to provide information to the Company or its counsel in regards to such action, suit or proceeding.

•
Non-Disparagement. Both the Company and the executive agree not to make disparaging statements about each other; however, neither party is precluded from making truthful statements or disclosures as required by law, regulation, or the legal process.

Additional Considerations
Executive Share Ownership Guidelines
To further align the interests of management with the Company’s long-term shareholders, the Board of Directors adopted stock ownership guidelines in July 2006, which were amended on February 26, 2008 and on August 2, 2011. The amended stock ownership guidelines provide that the CEO should own Company stock equal to five (5) times his or her salary and each of the remaining NEOs should own Company stock equal to three (3) times his or her salary. Each executive subject to the stock ownership guidelines is required to retain 100% of the after-tax equity received by such executive through the vesting, on or after January 1, 2008, of any performance share or restricted stock grant, until such officer has satisfied his or her minimum stock ownership requirement. Only fully-vested, non-derivative, and unencumbered equity counts towards satisfying the minimum stock ownership

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

requirement. As of March 19, 2018, each NEO other than Mr. Bateman satisfies the requisite ownership thresholds set forth in the amended stock ownership guidelines.
Impact of Tax Regulations
Section 162(m)
Our Compensation Committee considers the potential impact of Section 162(m) of the IRC when considering compensation awards. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and the Company’s other “covered employees,” as defined in Section 162(m), except for compensation that is performance-based under a plan approved by the shareholders meeting certain other technical requirements.
The Company views preserving tax deductibility as an important objective, but not the sole objective, in establishing executive compensation. Although the Company has compensation plans intended to permit the award of deductible compensation under IRC Section 162(m) , the Compensation Committee does not necessarily limit executive compensation to the amount deductible under that provision. The Company considers the available alternatives and acts with the intention of preserving the deductibility of compensation to the extent reasonably practicable and consistent with its other compensation objectives, including the attraction and retention of key executives. Due to vesting in 2017 of the restricted stock awarded in 2014, the Company estimates that $795,941of the executive compensation paid in 2017 exceeds the limits for deductibility under IRC Section 162(m), although no assurance can be made in this regard.
While certain awards may be intended to qualify for the “performance-based compensation” exception under IRC Section 162(m), the determination of whether compensation actually qualifies for the exception is complex and is based on the facts and circumstances of each case. Consequently, the Company cannot guarantee compensation that is intended to qualify for the “performance-based compensation” exception under IRC Section 162(m) will in fact so qualify. Additionally, our Compensation Committee retains the ability to evaluate the performance of the Company’s executives and to compensate executives appropriately, even if it may result in the non-deductibility of certain compensation under applicable tax laws and regulations.
Pay Ratio
In accordance with applicable SEC rules, we have prepared an estimate of the ratio of the total annual compensation of our CEO, as reflected in the Summary Compensation Table set forth herein, to the median total annual compensation of our other employees as of the end of the fiscal year. The pay ratio set forth herein is a reasonable estimate calculated in a manner consistent with the SEC rules based upon our payroll and employment records and the methodology described herein. We used the sum of each employee’s salary (annualized in the case of full- and part-time employees who joined the Company during 2017) and all incentive payments, profit-sharing bonus payments, commissions, and any other bonus payments received by each such employee during 2017 to determine the total annual compensation of each of our employees. Using this methodology, we determined the median total annual compensation of all of our employees other than the CEO to be $53,493. The median employee is a full-time employee in our Claims department and located in our Houston, Texas office. This determination was made as of December 31, 2017. Based on the foregoing, our estimate of the ratio of the total annual compensation of our CEO to the median total annual compensation of all other employees was 42.7 to 1. The pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their pay ratios.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

COMPENSATION COMMITTEE REPORT
Our Compensation Committee is responsible for establishing the compensation for the NEOs and for administering Infinity’s equity-based compensation plans. Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K as well as the accompanying tables, and based on this review and discussion has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Respectfully submitted,
Compensation Committee
Harold E. Layman (Chair)
Victor T. Adamo
Teresa A. Canida
E. Robert Meaney

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

COMPENSATION TABLES
SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e) 1 2		Non-Equity Incentive Plan Compensation ($) (g)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)		Total ($) (j) [3]
Glen N. Godwin	2017	$395,194	$246,725	[4]	$1,167,830	[5]	$417,000	[6]	$26,166	[7]	$33,656	9 10 11	$2,286,571
Chief Executive Officer	2016	$295,385	$0		$367,335	[5]	$300,750	[6]	$18,062	[7]	$46,919	8 9 10 11	$1,028,451
	2015	$280,000	$0		$385,341	[5]	$161,325	[6]	$7,060	[7]	$45,745	9 10 11	$879,471

Robert H. Bateman	2017	$400,000	$0		$465,080	[5]	$533,760	[6]	$0		$56,581	9 10 11 12	$1,455,421
Executive Vice President, Chief Financial Officer, and Treasurer	2016	$400,000	$0		$367,335	[5]	$384,960	[6]	$0		$285,532	9 10 11 12	$1,437,827
	2015	$69,231	$200,000	[13]	$1,772,646	[5]	$0	[6]	$0		$3,213	[10]	$2,044,908

James R. Gober	2017	$575,000	$0		$465,080	[5]	$959,100	[6]	$125,472	[7]	$76,307	8 9 10 11	$2,200,959
Executive Chairman and Former Chief Executive Officer and President	2016	$575,000	$0		$367,335	[5]	$691,725	[6]	$92,837	[7]	$59,670	8 9 10 11	$1,786,567
	2015	$575,000	$0		$385,341	[5]	$412,275	[6]	$33,972	[7]	$66,966	8 9 10 11	$1,473,554

Samuel J. Simon	2017	$440,943	$107,725	[4]	$1,120,980	[5]	$533,760	[6]	$12,067	[7]	$55,892	9 10 11	$2,271,367
President, General Counsel, and Assistant Secretary	2016	$420,000	$0		$367,335	[5]	$384,960	[6]	$9,549	[7]	$49,763	9 10 11	$1,231,607
	2015	$420,000	$0		$385,341	[5]	$229,440	[6]	$3,733	[7]	$59,552	9 10 11	$1,098,066

Scott C. Pitrone	2017	$201,810	$0		$465,080	[5]	$0	[6]	$12,798	[7]	$1,278,640	9 10 11 14	$1,958,328
Former Senior Vice President, Product Management	2016	$265,000	$0		$367,335	[5]	$300,750	[6]	$10,128	[7]	$39,789	9 10 11	$983,002
	2015	$265,000	$0		$385,341	[5]	$161,325	[6]	$3,847	[7]	$39,066	9 10 11	$854,579

1
For dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2017, December 31, 2016, and December 31, 2015, calculated in accordance with FASB ASC Topic 718 for awards under the Company’s 2013 Stock Plan and Performance Share Plan and for assumptions used in the calculation of these amounts, please refer to Note 7, Share-Based Compensation, to the Company’s audited financial statements for the fiscal years ended December 31, 2017, December 31, 2016, and December 31, 2015, included in the Company’s 2017, 2016, and 2015 Annual Reports on Form 10-K.

2
Represents the fair value on the date of grant for the awards of Performance Shares under the 2013 Stock Plan made in 2017, 2016, and 2015 (equal to $465,080, $367,335, and $385,341 in 2017, 2016, and 2015 and for the awards of restricted stock under the 2013 Stock Plan made in 2017 (equal to $702,750 for Mr. Godwin and $655,900 for Mr. Simon), calculated in accordance with FASB ASC Topic 718. Represents the fair value on the date of grant for the awards of Performance Shares to Mr. Bateman under the 2013 Stock Plan in 2017 and 2016 equal to $465,080 and $367,335, respectively, and in 2015 equal to $417,123, $455,431, and $287,105 for 2015-2017, 2014-2016, and 2013-2015, respectively, Performance Periods and for the award of restricted stock under the 2013 Stock Plan made in 2015 to Mr. Bateman equal to $612,846, calculated in accordance with FASB ASC Topic 718. The fair value of the Performance Shares is based upon the assumption that the

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

probable performance outcome will be at the targeted performance level; however, the actual amount may be more (up to two times the award for Performance Periods commencing in 2016 or 2015 and up to three times the award for Performance Periods commencing in 2017 or prior to 2015) or less (down to zero) if actual performance is above or below, respectively, the targeted performance level.

3	Rows may not cross-foot due to rounding.

4
Represents a discretionary bonus intended to compensate the executive for additional responsibilities assumed on August 1, 2017, which were not contemplated on March 2, 2017 when such executive’s 2017 incentive compensation opportunity was established.

5
Grant date fair value for performance at the maximum achievement level for the Performance Shares equals $1,395,239 for Messrs. Godwin, Bateman, Gober, Simon, and Pitrone in 2017; $734,670 for Messrs. Godwin, Bateman, Gober, Simon, and Pitrone in 2016; and $770,683 for Messrs. Gober, Simon, Godwin, and Pitrone in 2015. The maximum achievement level for the Performance Shares granted in 2017 is three times target, while the maximum achievement level for Performance Shares granted in 2016 and 2015 is two times target. Grant date fair value for performance at the maximum achievement level for the Performance Shares granted to Mr. Bateman in 2015 equals $834,245 for the 2015-2017 Performance Period.

6	Represents payments based upon performance for each year under the Annual Executive Bonus Plan.

7	Represents above market rate of interest on participant’s deferred compensation balance.

8
Includes i) automobile and homeowner’s insurance premiums of $5,060, $5,209, and $4,990 for Mr. Gober in 2017, 2016, and 2015, respectively, and of $5,279 for Mr. Godwin in 2016, ii) an automobile allowance of $7,073, $5,861, and $6,691 for Mr. Gober in 2017, 2016, and 2015, respectively, and iii) a retirement gift for Mr. Gober in 2017 for which the Company paid $16,940.

9
Includes a matching 401(k) contribution in 2017 of $13,500 for Messrs. Godwin, Bateman, Gober, Simon, and Pitrone, in 2016 of $13,250 for Messrs. Godwin, Bateman, Gober, and Pitrone and $11,646 for Mr. Simon, and in 2015 of $13,250 for Messrs. Godwin, Gober, Simon, and Pitrone.

10
Includes accrued but unpaid dividends on restricted stock during the restricted period of $14,887, $18,895 and $15,624 in 2017, 2016, and 2015, respectively, for Mr. Godwin; of $17,333, $15,540, and $3,213 in 2017, 2016 and 2015, respectively, for Mr. Bateman; of $11,591, $20,783, and $17,186, in 2017, 2016, and 2015, respectively, for Mr. Gober; of $14,597, $18,895 and $15,624 in 2017, 2016, and 2015, respectively, for Mr. Simon; and of $10,537, $18,895 and $15,624 in 2017, 2016, and 2015, respectively, for Mr. Pitrone.

11
Includes SERP matching contributions of $5,269, $25,748, $22,143, $27,795, and $12,873 for Messrs. Godwin, Bateman, Gober, Simon, and Pitrone, respectively, for 2017; $9,495, $25,005, $14,567, $19,222, and $7,644 for Messrs. Godwin, Bateman, Gober, Simon, and Pitrone, respectively, for 2016; $16,871, $24,849, $30,678, and $10,192, for Messrs. Godwin, Gober, Simon, and Pitrone, respectively, for 2015.

12
Includes $231,737 in payments under a relocation allowance provided pursuant to the terms of Mr. Bateman's employment arrangement with the Company. Such payment includes $118,882 in "grossed-up" compensation attributable to the payment of taxes and $12,467 in Company provided mandatory employee SERP contributions where the obligation for such contributions arose from employee's receipt of the relocation allowance.

13	Represents a payment in lieu of participation in the Annual Executive Bonus Plan for 2015 paid during the first quarter of 2016 pursuant to the terms of Mr. Bateman’s employment agreement.

14	Includes a severance payment of $1,241,730 in 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	Grant Date Fair Value of Stock and Option Awards ($) (l)
			Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Glen N. Godwin	3/2/2017	(1)	$0	$250,000	$500,000	—	—	—	—	—
	3/2/2017	(2)	—	—	—	0	4,812	14,436	—	$465,080	(3)
	11/2/2017		—	—	—	—	—	—	7,500	$702,250
Robert H. Bateman	3/2/2017	(1)	$0	$320,000	$640,000	—	—	—	—	—
	3/2/2017	(2)	—	—	—	0	4,812	14,436	—	$465,080	(3)
James R. Gober	3/2/2017	(1)	$0	$575,000	$1,150,000	—	—	—	—	—
	3/2/2017	(2)	—	—	—	0	4,812	14,436	—	$465,080	(3)
Samuel J. Simon	3/2/2017	(1)	$0	$250,000	$500,000	—	—	—	—	—
	3/2/2017	(2)	—	—	—	0	4,812	14,436	—	$465,080	(3)
	11/2/2017		—	—	—	—	—	—	7,000	$655,900
Scott C. Pitrone	3/2/2017	(1)	$0	$250,000	$500,000	—	—	—	—	—
	3/2/2017	(2)	—	—	—	0	4,812	14,436	—	$465,080	(3)

(1)
Our Compensation Committee approved the Annual Executive Bonus Plan for 2017 performance on March 2, 2017. The shareholders approved the Annual Executive Bonus Plan at the 2015 Annual Meeting of Shareholders on May 19, 2015.

(2)
Our Compensation Committee approved the Performance Goals for the 2017-2019 Performance Period (as such terms are defined in the 2013 Stock Plan) on March 2, 2017. The shareholders approved the 2013 Stock Plan at the 2013 Annual Meeting of Shareholders on May 21, 2013.

(3)	Represents the grant date fair value of the award, calculated in accordance with FASB ASC Topic 718, based upon the assumption that actual performance will be at the targeted performance level.
In keeping with his egalitarian-based philosophy towards executive compensation, Mr. Gober advised our Compensation Committee in 2008 that he would prefer that each NEO receive an identical annual award of Performance Share Units. In keeping with the practice it established in 2011, our Compensation Committee elected to award all NEOs an identical grant of Performance Shares at its March 2, 2017 meeting. For further information regarding the Annual Executive Bonus Plan for 2017, the 2013 Stock Plan, and the Performance Period for 2015-2017, 2016-2018, and 2017-2019, please refer to the Compensation Discussion and Analysis portion of Part III, Item 11 of this Form 10-K/A.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)			Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Glen N. Godwin	7,500	(1)	$795,000	4,812		(2)	$1,530,216	(4)
				4,841		(3)	$1,026,292	(5)
Robert H. Bateman	7,471	(6)	$791,926	4,812	(2)	(2)	$1,530,216	(4)
				4,841		(3)	$1,026,292	(5)
James R. Gober	—		$—	4,812		(2)	$1,530,216	(4)
				4,841		(3)	$1,026,292	(5)
Samuel J. Simon	7,000	(1)	$742,000	4,812	(2)	(2)	$1,530,216	(4)
				4,841		(3)	$1,026,292	(5)
Scott C. Pitrone	—		$—	—			$—

(1)	Represents restricted stock vesting on November 2, 2020.

(2)
Represents Performance Shares awarded for the 2017-2019 Performance Period (as such terms are defined in the 2013 Stock Plan). Each Performance Share will convert into 0 to 3 shares of common stock based upon actual performance against the pre-established Performance Goals (as defined in the 2013 Stock Plan) for the 2017-2019 Performance Period.

(3)
Represents Performance Shares awarded for the 2016-2018 Performance Period (as such terms are defined in the 2013 Stock Plan). Each Performance Share will convert into 0 to 2 shares of common stock based upon actual performance against the pre-established Performance Goals (as defined in the 2013 Stock Plan) for the 2016-2018 Performance Period.

(4)
Represents payout value at the maximum performance level under the 2017-2019 Performance Period with each Performance Share converting into 3 shares of common stock. Since interim performance under the 2017-2019 Performance Period as of December 31, 2017 exceeds the target performance level, the Company is required to disclose the payout value at the maximum performance level. Under the 2017-2019 Performance Period, payout value at the target performance level would be equal to one-third of the disclosed amount.

(5)
Represents payout value at the maximum performance level under the 2016-2018 Performance Period with each Performance Share converting into 2 shares of common stock. Since interim performance under the 2016-2018 Performance Period as of December 31, 2017 exceeds the target performance level, the Company is required to disclose the payout value at the maximum performance level. Under the 2016-2018 Performance Period, payout value at the target performance level would be equal to one-half of the disclosed amount.

(6)	Represents restricted stock vesting on October 19, 2018.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)		Value Realized On Vesting ($) (e)
Glen N. Godwin	11,913	(1) (2)	$1,137,873
Robert H. Bateman	2,829	(1)	$299,847
James R. Gober	12,821	(1) (3)	$1,221,636
Samuel J. Simon	11,913	(1) (2)	$1,137,873
Scott C. Pitrone	9,084	(2)	$837,999

(1)
Includes 2,829 shares of common stock ($299,874) distributed on March 15, 2018 under the Performance Share Plan upon the conversion into 0.556 shares of common stock for each Performance Share awarded for the 2015-2017 Performance Period (as such terms are defined in the 2013 Stock Plan) and which vested as of December 31, 2017.

(2)	Includes 9,084 shares of common stock ($837,999) from the vesting of restricted stock on August 5, 2017.

(3)	Includes 9,992 shares of common stock ($921,762) from the vesting of restricted stock on August 5, 2017.
NONQUALIFIED DEFERRED COMPENSATION

Name (a)	Plan	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)		Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Glen N. Godwin	DCP	$319,639	$0	$26,166	(1)	$0	$1,921,301	(2)
	SERP	$6,323	$5,269	$47,493		$0	$332,289	(3)
Robert H. Bateman	DCP	$0	$0	$0		$0	$0
	SERP	$30,898	$25,748	$7,890		$0	$119,094	(3)
James R. Gober	DCP	$575,863	$0	$125,472	(1)	$0	$8,941,755	(2)
	SERP	$26,572	$22,143	$99,614		$0	$867,522	(3)
Samuel J. Simon	DCP	$0	$0	$12,067	(1)	$0	$842,063	(2)
	SERP	$138,976	$27,795	$121,783		$0	$1,018,753	(3)
Scott C. Pitrone	DCP	$0	$0	$12,798	(1)	$0	$893,109	(2)
	SERP	$15,448	$12,873	$4,628		$0	$153,829	(3)

(1)
Includes $26,166, $125,472, $12,067, and $12,798 of above-market interest reported in Column (h), “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the above Summary Compensation Table for Messrs. Godwin, Gober, Simon, and Pitrone, respectively, for fiscal year 2017.

(2)
Includes above-market interest reported in Column (h), “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the above Summary Compensation Table in the amount of $18,062, $92,837, $9,549, and $10,128 for Messrs. Godwin, Gober, Simon, and Pitrone, respectively, for fiscal year 2016 and $7,060, $33,972, $3,733, and $3,847 for Messrs. Godwin, Gober, Simon, and Pitrone, respectively, for fiscal year 2015, and as previously reported in Column (h) “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the registrant’s Summary Compensation Tables for fiscal years preceding 2015, in the amount of $90,803, $352,891, $46,439, and $25,063 for Messrs. Godwin, Gober, Simon, and Pitrone, respectively.

(3)
Includes SERP contributions reported in Column (i), “All Other Compensation,” in the above Summary Compensation Table in the amount of $9,495, $25,005, $14,567, $19,222, and $7,644 for Messrs. Godwin, Bateman, Gober, Simon, and Pitrone, respectively, for fiscal year 2016 and $16,871, $24,849, $30,678, and $10,192 for Messrs. Godwin, Gober, Simon, and Pitrone, respectively, for fiscal year 2015, and as previously reported in Column (i) “All Other Compensation” in the registrant’s

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Summary Compensation Tables for fiscal years preceding 2015, in the amount of $56,494, $163,972, $136,458, and $29,930 for Messrs. Godwin, Gober, Simon, and Pitrone, respectively.
The table above contains data relating to two separate plans. One of these plans is the DCP, effective as of February 19, 2003, as amended and restated effective January 1, 2005. Certain members of management, including all NEOs, are eligible to participate in the DCP. For calendar year 2017, the interest rate paid on balances in the DCP was 3.98%. A participant in the DCP may elect to defer from 5% to 80% of his or her base salary during any calendar year period and/or from 10% to 80% of any direct lump sum incentive cash payment other than a long-term incentive compensation payment. Additionally, a participant is not permitted to make a deferral election that would reduce a participant’s paid compensation below the amount necessary to satisfy applicable employment taxes (e.g. FICA/Medicare) on amounts deferred, benefit plan withholding requirements, or income tax withholding for compensation that cannot be deferred. Upon making a deferral election, the participant must decide to either defer such compensation until the participant’s termination of employment with the Company or defer such compensation until the first day of a year selected by the participant (a “Fixed Date”). However, in the event that a participant is still an employee on the Fixed Date, then such distribution will not begin until after the participant’s termination of his or her employment with the Company. Distributions begin on January 15th or July 15th of a calendar year following the expiration of the participant’s employment or the Fixed Date. Pursuant to Section 409A of the IRC, the Company will generally need to wait a minimum of six (6) months following termination of employment before making a distribution to a participant. Participants may choose to receive such distributions in a lump sum payment or in annual installments, not to exceed ten (10) years. On or about November 15th of each year, the Company, acting through the Compensation Committee, establishes the interest rate, based on the general level of interest rates and as well as the interest rates the Company is paying on its debt obligations, to be paid on deferred compensation balances for the upcoming year.
The other plan is the SERP, effective as of May 1, 2003, as amended and restated effective January 1, 2010. Certain members of management, including all NEOs, are eligible to participate in the SERP. The SERP is a nonqualified deferred compensation plan that is intended to enable eligible employees to make contributions and to receive employer retirement contributions that are precluded by the provisions of the Company’s 401(k) retirement plan or by limitations on compensation which may be considered in making contributions to the Company’s 401(k) retirement plan. Effective January 1, 2010, the Company amended the SERP to permit participants to make contributions into the SERP and the Company to make matching contributions on such participants’ contributions that exceed the statutory annual compensation limit set forth in IRC Section 401(a)(17) of $270,000 in 2017 for qualified defined contribution plans.
Under the SERP, a participant may defer from 1% to 25% of his or her eligible compensation into the SERP. A participant is not permitted to make a deferral election that would reduce a participant’s paid compensation below the amount necessary to satisfy applicable employment taxes (e.g. FICA/Medicare) on amounts deferred, benefit plan withholding requirements, or income tax withholding for compensation that cannot be deferred. A deferral election under the SERP is applied only after any other deferral election made pursuant to another nonqualified deferred compensation plan is applied to a participant’s compensation. Each participant in the SERP directs his or her contributions into one or more of the investment options contained in the Company’s 401(k) retirement plan (excluding a stable value fund investment option, which is not available to SERP participants). Participant returns are dependent upon the performance of the investment options chosen by the participant. No participant may receive a distribution from the SERP prior to the participant’s death or the participant’s resignation, discharge, or retirement from the Company. Upon a participant’s death, the balance in the participant’s account shall be distributed to the participant’s beneficiaries

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

in a lump sum cash payment within 90 days of the participant’s death. Upon a participant’s resignation, discharge, or retirement from the Company, the participant shall be entitled to a distribution of his or her SERP account balance in a lump sum or in ten (10) or fewer equal annual installments that begin on the following January 15th or July 15th. A SERP participant must select the time and method of payment upon his or her enrollment in the SERP. Pursuant to Section 409A of the IRC, the Company will generally need to wait a minimum of six (6) months following termination of employment before making a distribution to a participant.
Employment Contracts / Change-in-Control Arrangements
The following table shows the compensation that would result, pursuant to the terms of each NEO’s employment agreement, from a termination of such NEO’s employment due to (i) Termination by the Company without Cause or by the NEO for “Good Reason,” as described in the Compensation Discussion and Analysis section of this Amendment and as defined in the NEOs’ employment agreements, (ii) Voluntary Termination by the NEO without “Good Reason” or Termination by the Company with Cause, and (iii) death or “disability” (as defined in each NEO’s employment agreement). Except as otherwise indicated in the footnotes below, the calculations used to prepare the following three tables assume the terminating event occurred on the last day of the Company’s most recently completed fiscal year and the price per share of the Company’s common stock is the closing market price as of the date on which the stock was last actively traded in the most recently completed fiscal year. An NEO is entitled to receive amounts earned during his term of employment regardless of the manner in which the NEO’s employment is terminated. These amounts include accrued but unpaid salary, payment of accrued but unused vacation time, and reimbursement of any incurred business expense prior to the date of termination. Except for unused vacation time, these amounts are not shown in the tables. Additionally, an NEO will be entitled to receive all amounts accrued and vested under our 401(k) Plan, the DCP, and the SERP, in which the NEO participates. These amounts will be determined and paid in accordance with the applicable plans and are not included in the tables because they are not termination payments. In order to receive the enhanced payments due to Termination by the Company without Cause or by the NEO for “Good Reason,” the NEO must enter into a binding general waiver and release of claims with the Company. For additional information on the employment contracts of the NEOs, please refer to the Compensation Discussion and Analysis section of this Amendment.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Name	Benefit	Termination by the Company without Cause or by the Officer for “Good Reason” ($)		Voluntary Termination by Officer without “Good Reason” or Termination by the Company with Cause ($)	Death or Disability ($)
Glen N. Godwin	Salary	$1,100,000		$0	$0
	Additional Cash Payment	$1,815,000		$0	$605,000
	Accelerated Restricted Stock Vesting	$799,350	(1)	$0	$0
	Unused Vacation Time	$65,577		$65,577	$65,577
	Life Insurance	$179,840		$0	$0
	Medical Insurance	$12,696		$0	$0
	Dental Insurance	$246		$0	$0
	Payout in Lieu of 401(k) Match and SERP Contribution	$28,154		$0	$0
Robert H. Bateman	Salary	$800,000		$0	$0
	Additional Cash Payment	$960,000		$0	$320,000
	Accelerated Restricted Stock Vesting	$828,012	(2)	$0	$0
	Unused Vacation Time	$44,647		$44,647	$44,647
	Life Insurance	$89,536		$0	$0
	Medical Insurance	$19,892		$0	$0
	Dental Insurance	$367		$0	$0
	Payout in Lieu of 401(k) Match and SERP Contribution	$58,872		$0	$0
James R. Gober	Salary	$1,150,000		$0	$0
	Additional Cash Payment	$1,725,000		$0	$575,000
	Accelerated Restricted Stock Vesting	$0		$0	$0
	Unused Vacation Time	$84,038		$84,038	$84,038
	Life Insurance	$173,524		$0	$0
	Medical Insurance	$12,696		$0	$0
	Dental Insurance	$228		$0	$0
	Payout in Lieu of 401(k) Match and SERP Contribution	$53,465		$0	$0
Samuel J. Simon	Salary	$950,000		$0	$0
	Additional Cash Payment	$1,425,000		$0	$475,000
	Accelerated Restricted Stock Vesting	$746,060	(3)	$0	$0
	Unused Vacation Time	$69,423		$69,423	$69,423
	Life Insurance	$180,478		$0	$0
	Medical Insurance	$19,892		$0	$0
	Dental Insurance	$246		$0	$0
	Payout in Lieu of 401(k) Match and SERP Contribution	$61,943		$0	$0
Scott C. Pitrone (4)	Salary	$530,000
	Additional Cash Payment	$586,233
	Accelerated Restricted Stock Vesting	$0
	Unused Vacation Time	$23,916
	Life Insurance	$34,700
	Medical Insurance	$12,447
	Dental Insurance	$224
	Payout in Lieu of 401(k) Match and SERP Contribution	$32,127

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

(1)	Includes $4,350 in accrued but unpaid dividends on restricted stock reported in Column (i), “All Other Compensation,” in the above Summary Compensation Table for fiscal year 2017.

(2)
Includes $17,333, $15,540, and $3,213 in accrued but unpaid dividends on restricted stock reported in Column (i), “All Other Compensation,” in the above Summary Compensation Table for fiscal years 2017, 2016, and 2015, respectively.

(3)	Includes $4,060 in accrued but unpaid dividends on restricted stock reported in Column (i), “All Other Compensation,” in the above Summary Compensation Table for fiscal year 2017.

(4)	Represents the benefits actually received by the executive upon termination of employment.
The following table shows the compensation that would result, pursuant to the terms of the 2013 Stock Plan and the form of the Performance Share Award Agreement and the Restricted Stock Agreement, from a termination of each NEO’s employment due to death, “disability,” or “change-in-control,” as such terms are used in the 2013 Stock Plan from the accelerated vesting of such awards. These costs are in addition to any costs that may be incurred pursuant to the terms of each NEO’s employment agreement.

Name	Benefit	Termination due to
		Change-in-Control		Death or Disability
Glen N. Godwin	2013 Stock Plan (Performance Shares)	$1,023,218	(1)	$700,554	(2)
	2013 Stock Plan (Restricted Stock)	$799,350	(3)		(4)
Robert H. Bateman	2013 Stock Plan (Performance Shares)	$1,023,218		$700,554
	2013 Stock Plan (Restricted Stock)	$828,012	(5)		(4)
James R. Gober	2013 Stock Plan (Performance Shares)	$1,023,218		$700,554
	2013 Stock Plan (Restricted Stock)	$—		—
Samuel J. Simon	2013 Stock Plan (Performance Shares)	$1,023,218		$700,554
	2013 Stock Plan (Restricted Stock)	$746,060	(6)		(4)
Scott C. Pitrone	2013 Stock Plan (Performance Shares)	$—		—
	2013 Stock Plan (Restricted Stock)	$—		—

(1)	Assumes payout at target performance for fully vested award using the closing price of the Company’s common stock on December 29, 2017, the last trading day of calendar year 2017.

(2)
Assumes payout at actual performance with pro-rata vesting as of December 31, 2017 using the closing price of the Company’s common stock on December 29, 2017, the last trading day of calendar year 2017.

(3)	Includes $4,350 in accrued but unpaid dividends on restricted stock reported in Column (i), “All Other Compensation,” in the above Summary Compensation Table for fiscal year 2017.

(4)	No incremental benefit beyond that provided in the NEO’s employment agreement and previously disclosed above.

(5)
Includes $17,333, $15,540, and $3,213 in accrued but unpaid dividends on restricted stock reported in Column (i), “All Other Compensation,” in the above Summary Compensation Table for fiscal years 2017, 2016, and 2015, respectively.

(6)	Includes $4,060 in accrued but unpaid dividends on restricted stock reported in Column (i), “All Other Compensation,” in the above Summary Compensation Table for fiscal year 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

DIRECTOR COMPENSATION
The Company uses a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on its Board. In setting director compensation, consideration is given to the limited pool of individuals with the necessary skills to serve as a director of a publicly-traded company and the significant time commitment required of each director, particularly with respect to the enhanced time commitments of those individuals that serve on one or more Board committees, as Chair of a Board committee, or as Lead Director.
Cash Compensation Paid to Board Members
For the fiscal year ended December 31, 2017, each non-employee director received an annual cash retainer of $40,000. Board members are eligible to receive additional annual cash retainers for service on Board committees as set forth in the following table:

Position	Additional Annual Cash Retainer
Lead Director	$30,000
Audit Committee Chair	$28,000
Audit Committee Member	$15,000
Compensation Committee Chair	$10,000
Investment Committee Chair	$10,000
Nominating and Corporate Governance Committee Chair	$5,000
Additionally, each non-employee director received a cash payment of $1,500 for each Board or committee meeting attended, whether in person or telephonically, except that, as noted above, Audit Committee members do not receive a fee for attending Audit Committee meetings. Board members who are employees of the Company are not entitled to cash compensation for their service on the Board or for attending Board or committee meetings.
In connection with the Merger, our Board established the Term Sheet Committee, which included Mr. Weinhoff serving as Chair and Ms. Canida and Messrs. Adamo, Bielen, and Weidner serving as members. As compensation for serving on the Term Sheet Committee throughout the negotiation of the Merger Agreement, the Nominating and Corporate Governance Committee approved an additional cash retainer to be paid in April 2018 of $25,000 to the Chair and $20,000 to each of the remaining members of the Term Sheet Committee.
Equity Compensation Paid to Board Members
The equity portion of a non-employee director’s annual retainer was $80,000 in 2017. One of the reasons that the Company established the 2013 Stock Plan was for the purpose of better aligning the interests of its non-employee directors with the interests of its shareholders by providing a portion of the non-employee directors’ annual compensation in the form of restricted stock. Pursuant to the 2013 Stock Plan, each non-employee director is entitled to receive a grant of restricted stock on or about June 1st of each year, which becomes transferable 6 months after the date of grant. Under the 2013 Stock Plan, each non-employee director annually receives a portion of his or her retainer in the form of a restricted stock grant. The number of shares annually granted to a non-employee director is determined by dividing the average closing trading price of the Company’s common stock for the five trading days preceding the date of grant into a predetermined dollar amount ($80,000 in 2017) and rounding any fractional result up to the nearest whole number. On February 12, 2018, our Board elected to issue an additional cash retainer of $80,000, payable

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

on June 1, 2018 in lieu of the annual equity retainer, the payment of which was contemplated to be prohibited by the terms of the Merger Agreement, for the non-employee directors in 2018.
In order to further align the non-employee directors’ interests with the interests of the Company’s shareholders, the Company’s Corporate Governance Guidelines specify that each director, within three years of receiving his or her first restricted stock grant, should beneficially own Company stock in an amount equal to at least $100,000 or three times the then-current cash portion of the annual Board retainer, whichever is less (the “Share Ownership Requirements”). Non-employee directors are not permitted to dispose of shares received as part of an annual restricted stock grant until satisfying the Share Ownership Requirements. Furthermore, non-employee directors are encouraged to retain, exclusive of any charitable contributions, beneficial ownership of any stock received as part of such Director’s annual Board retainer throughout the duration of such Director’s tenure on the Board. As of April 13, 2018, each non-employee director is in compliance with the Share Ownership Requirements.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	All Other Compensation ($) (g) (2)	Total ($) (h)
Victor T. Adamo	$74,500	$80,000	$967	$155,467
Richard J. Bielen	$76,000	$80,000	$967	$156,967
Angela Brock-Kyle	$81,500	$80,000	$967	$162,467
Teresa A. Canida	$81,500	$80,000	$967	$162,467
Harold E. Layman	$84,500	$80,000	$967	$165,467
E. Robert Meaney.	$79,000	$80,000	$967	$159,967
William Stancil Starnes	$28,664	$0	$0	$28,664
James L. Weidner	$76,000	$80,000	$967	$156,967
Samuel J. Weinhoff	$93,000	$80,000	$967	$173,967

(1)
Represents the fair value on the date of grant for the award of restricted stock, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7, Share-Based Compensation, to the Company’s audited financial statements for the fiscal year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K.

(2)	Includes dividends paid on restricted stock during the 6-month transfer restriction period.

ITEM 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following Equity Compensation Plan Information table presents information about the Company’s equity compensation plans (Employee Stock Purchase Plan and the 2013 Stock Plan) as of December 31, 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Plan Category	Number of Securities to be Issued upon Exercise of Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Awarded as Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plan approved by security holders:
Employee Stock Purchase Plan	0		0	0	923,474
Third Amended and Restated 2013 Stock Incentive Plan	53,124	(1)	0	95,037	511,539	(2)
Equity Compensation Plans not approved by security holders:
None	0		0	0	0

(1)
Represents outstanding awards of Performance Shares issued under the 2013 Stock Plan. Upon conversion, 19,364 Performance Shares will convert into between 0 to 2 shares of common stock, and 19,248 Performance Shares will convert into between 0 to 3 shares of common stock. This figure, 53,124, represents the number of shares of common stock that would be issued upon the conversion of the outstanding Performance Shares awards at December 31, 2017, based upon performance results as of December 31, 2017.

(2)
This figure includes 96,472 shares, which represent the maximum number of shares of common stock that could be issued upon the conversion of all Performance Share awards that remained outstanding at December 31, 2017.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following are the only shareholders that we know to beneficially own 5% or more of our outstanding common stock as of December 31, 2017. As permitted under the rules of the Securities and Exchange Commission, information regarding the following shareholders and contained in the table below has been obtained from reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	1,532,133	(1)	14.0%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	1,112,202	(2)	10.2%
Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, Texas 78746	928,171	(3)	8.5%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	873,682	(4)	7.9%
Macquarie Group Ltd. 50 Martin Place Sydney, NSW 2000 C3 2000	692,565	(5)	6.3%

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

(1)
According to the information contained in the Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) with the Securities and Exchange Commission on January 19, 2018: i) BlackRock has sole voting power as to 1,505,880 shares and sole dispositive power as to all of these shares, and ii) various persons have the right to receive or power to direct the receipt of dividends from, or the proceeds from the sale of the Company’s common stock. This information is provided as of December 31, 2017.

(2)
According to the information contained in the Schedule 13G/A filed by The Vanguard Group, Inc. (“Vanguard”) with the Securities and Exchange Commission on February 9, 2018: Vanguard has sole voting power as to 13,351 of these shares, shared voting power as to 600 of these shares, sole dispositive power as to 1,099,276 of these shares, and shared dispositive power as to 12,926 of these shares. This information is provided as of December 31, 2017.

(3)
According to the information contained in the Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the Securities and Exchange Commission on February 9, 2018: i) Dimensional has sole voting power and sole dispositive power as to all of these shares, ii) Dimensional serves as investment manager or sub-adviser, or its subsidiaries may act as an adviser or sub-adviser, to certain investment companies, commingled group trusts and separate accounts (collectively, “Dimensional Funds”), iii) Dimensional may possess voting and/or investment power over securities held by Dimensional Funds and may be deemed to be the beneficial owner of such securities, iv) all securities reported in such Schedule 13G/A filing are held by Dimensional Funds, and v) Dimensional disclaims beneficial ownership of all such shares. This information is provided as of December 31, 2017.

(4)
According to the information contained in the Schedule 13G/A filed by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price Small-Cap Stock Fund, Inc. with the Securities and Exchange Commission on February 14, 2018: i) Price Associates has sole voting power as to 145,554 of these shares and sole dispositive power as to all of these shares, and ii) Price Associates expressly deniesthe beneficial ownership of such securities. This information is provided as of December 31, 2017.

(5)
According to the information contained in the Schedule 13G/A filed by Macquarie Group Limited., Macquarie Bank Limited., Macquarie Investment Management Holdings Inc., and Macquarie Investment Management Business Trust (collectively, “Macquarie”) with the Securities and Exchange Commission on February 14, 2018, Macquarie has sole voting and dispositive power as to 690,490 of these shares. This information is provided as of December 31, 2017.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
The following table shows the beneficial ownership of common stock by each director and each NEO and by our directors and NEOs as a group, as of April 20, 2018. Additional information regarding the directors can be found under Part III, Item 10 of this Form 10-K/A.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Name	Position	Common Stock Subject to Options Exercisable Within 60 Days or to Distribution under the Performance Share Plan Within 60 Days	Other Common Stock Beneficially Owned		Total Common Stock Beneficially Owned
					Amount	Percentage
Glen N. Godwin	Chief Executive Officer	0	62,934	(1)	62,934	*
Robert H. Bateman	Executive Vice President, Chief Financial Officer, and Treasurer	0	6,639	(2)	6,639	*
James R. Gober	Executive Chairman of the Board	0	113,191		113,191	1.0%
Samuel J. Simon	President and General Counsel	0	74,100	(3)	74,100	*
Victor T. Adamo	Director	0	1,679		1,679	*
Richard J. Bielen	Director	0	1,679		1,679	*
Angela Brock-Kyle	Director	0	3,636		3,636	*
Teresa A. Canida	Director	0	8,847		8,847	*
Harold E. Layman	Director	0	18,918		18,918	*
E. Robert Meaney	Director	0	4,514		4,514	*
James L. Weidner	Director	0	2,378		2,378	*
Samuel J. Weinhoff	Director	0	15,864	(4)	15,864	*
All executive officers and directors as a group (12 persons)					314,379	2.9%

(1)	Does not include 7,500 shares of restricted stock over which the executive lacks voting or investment power.

(2)	Does not include 7,471 shares of restricted stock over which the executive lacks voting or investment power.

(3)	Does not include 7,000 shares of restricted stock over which the executive lacks voting or investment power.

(4)	Includes 500 shares held in trust for his son.

*	Less than 1%

ITEM 13
Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related-Party Transactions
Pursuant to the terms of its charter, our Nominating and Corporate Governance Committee is charged with considering questions involving potential conflicts of interest between any director or member of senior management and the Company. Pursuant to the terms of our Code of Ethics, all directors and officers are also required to fully disclose any conflicts of interest to the Audit Committee Chair. Finally, pursuant to the terms of its charter, our Audit Committee is charged with reviewing and approving or disapproving all related-party transactions. To the extent that a transaction may constitute both a potential conflict of interest and a related-party transaction, then both the Audit Committee and Nominating and Corporate Governance Committee would review and approve or disapprove of such transaction.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Director Independence and Committees of the Board of Directors
The directors have organized themselves into the Nominating and Corporate Governance Committee, Audit Committee, Investment Committee, Executive Committee, and Compensation Committee. Except for the Executive Committee, each of these Committees is composed exclusively of non-employee directors that meet the relevant independence requirements established by the NASDAQ Listing Rules, the Sarbanes-Oxley Act, and Securities Exchange Act Rule 10A-3 that apply to their particular assignments. Our Board has determined that all directors, with the exception of Messrs. Gober and Godwin, meet the independence standards of NASDAQ Listing Rule 5605. Each committee is governed by a charter and each committee’s charter is available under the Investor Relations section of our website located at www.infinityauto.com.

ITEM 14
Principal Accountant Fees and Services
Fees Paid to Independent Auditor
The Audit Committee approved all of the fees provided below. Aggregate fees billed by Ernst & Young (our “Independent Auditor”) for the fiscal years ended December 31, 2017 and December 31, 2016 were:

	2017	2016
Audit Fees	$1,512,000	$1, 476,000
Audit-Related Fees	$173,557	0
Tax Fees	0	0
All Other Fees	0	0
	$1,685,557	$1, 476,000
Pre-Approval of Audit and Non-Audit Services
The Audit Committee, or its Chair, pre-approves all audit and non-audit services (including the fees and terms of the services) performed by our Independent Auditor prior to the commencement of such services. The Chair reports to the full Audit Committee at each of its meetings, and the Audit Committee considers and ratifies, where appropriate, those items that the Chair properly authorized between meetings. For these purposes, the Audit Committee or its Chair is provided with information as to the nature, extent, and purpose of each proposed service, as well as the approximate timeframe and proposed cost arrangements for that service. No non-audit services were performed by our Independent Auditor for fiscal year 2016. For fiscal year 2017, our Independent Auditor performed certain audit-related services in the form of due diligence activities related to and in advance of Infinity’s entering into the Merger Agreement.

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

PART IV
ITEM 15
Exhibits and Financial Statement Schedules
(a)    Documents filed as part of this Amendment:

1.	Consolidated Financial Statements. Infinity's audited consolidated financial statements are included in Part II, Item 8 of the Original 10-K Filing.

2.	Consolidated Financial Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.
Exhibits. The exhibits listed in the Index to Exhibits of the Original 10-K Filing and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in, this Amendment.

The following additional exhibits are filed with this Amendment:
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.3	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a).

31.4	Certification of the Chief Financial Officer under Exchange Act Rule 15d-14(a).

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity Property and Casualty Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signed: April 23, 2018

Infinity Property and Casualty Corporation

By:	/S/ GLEN N. GODWIN
Glen N. Godwin
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

INFINITY PROPERTY AND CASUALTY CORPORATION 10-K/A

Signature	Capacity	Date

/S/ GLEN N. GODWIN	Director and Chief Executive Officer (principal executive officer)	April 23, 2018
Glen N. Godwin

/S/ ROBERT H. BATEMAN	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	April 23, 2018
Robert H. Bateman

/S/ AMY K. JORDAN	Senior Vice President (principal accounting officer)	April 23, 2018
Amy K. Jordan

/S/ JAMES R. GOBER**	Executive Chairman of the Board of Directors	April 23, 2018
James R. Gober

/S/ VICTOR T. ADAMO**	Director*	April 23, 2018
Victor T. Adamo

/S/ RICHARD J. BIELEN**	Director*	April 23, 2018
Richard J. Bielen

/S/ ANGELA BROCK-KYLE**	Director*	April 23, 2018
Angela Brock-Kyle

/S/ TERESA A. CANIDA**	Director	April 23, 2018
Teresa A. Canida

/S/ HAROLD E. LAYMAN**	Director*	April 23, 2018
Harold E. Layman

/S/ E. ROBERT MEANEY**	Director*	April 23, 2018
E. Robert Meaney

/S/ JAMES L. WEIDNER**	Director*	April 23, 2018
James L. Weidner

/S/ SAMUEL J. WEINHOFF**	Director	April 23, 2018
Samuel J. Weinhoff

*	Member of the Audit Committee

**	By Robert H. Bateman, Attorney-in-fact