Form 10-Q
period 2018-03-31
INFINITY PROPERTY & CASUALTY CORP
filed 2018-04-30
CIK 1195933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2018, there were 10,941,936 shares of the registrant’s common stock outstanding.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1
Financial Statements

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2018	2017	% Change
		(as adjusted)
Revenues:
Earned premium	$353,987	$341,368	3.7%
Installment and other fee income	27,395	26,739	2.5%
Net investment income	9,786	8,695	12.5%
Net realized (losses) gains on investments (1)	(2,832)	509	(656.2)%
Other income	430	275	56.3%
Total revenues	388,766	377,587	3.0%
Costs and Expenses:
Losses and loss adjustment expenses	264,552	270,676	(2.3)%
Commissions and other underwriting expenses	90,521	85,939	5.3%
Interest expense	3,509	3,512	(0.1)%
Corporate general and administrative expenses	4,743	2,271	108.9%
Other expenses	505	322	56.9%
Total costs and expenses	363,829	362,719	0.3%
Earnings before income taxes	24,937	14,868	67.7%
Provision for income taxes	4,853	4,358	11.4%
Net Earnings	$20,083	$10,510	91.1%
Net Earnings per Common Share:
Basic	$1.84	$0.96	91.7%
Diluted	1.82	0.94	93.6%
Average Number of Common Shares:
Basic	10,915	10,998	(0.8)%
Diluted	11,009	11,127	(1.1)%
Cash Dividends per Common Share	$0.58	$0.58	0.0%
(1) Net realized gains on sales	$1,363	$519	162.6%
Net holding period losses on equity securities	(2,607)	0	NM
Total other-than-temporary impairment (OTTI) losses	(1,468)	(46)	NM
Non-credit portion in other comprehensive income	158	36	341.9%
OTTI losses reclassified from other comprehensive income	(278)	0	NM
Net impairment losses recognized in earnings	(1,588)	(10)	NM
Total net realized (losses) gains on investments	$(2,832)	$509	(656.2)%
NM = Not Meaningful
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three months ended
	March 31,
	2018	2017
		(as adjusted)
Net earnings	$20,083	$10,510
Other comprehensive income before tax:
Net change in post-retirement benefit liability	(2)	(13)
Unrealized gains on investments(1):
Unrealized holding (losses) gains arising during the period	(18,344)	10,664
Less: Reclassification adjustments for losses (gains) included in net earnings	2,106	(509)
Unrealized (losses) gains on investments, net	(16,238)	10,155
Other comprehensive (loss) income, before tax	(16,240)	10,143
Income tax benefit (expense) related to components of other comprehensive income	3,410	(3,550)
Other comprehensive (loss) income, net of tax	(12,829)	6,593
Comprehensive income	$7,254	$17,102

(1) The amounts for 2018 are for fixed maturities only.
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts in line descriptions)

	March 31, 2018	December 31, 2017
	(unaudited)	(as adjusted)
Assets
Investments:
Fixed maturities – at fair value (amortized cost $1,512,939 and $1,439,878)	$1,497,930	$1,441,107
Equity securities – at fair value (cost $65,913 and $68,812)	90,498	96,004
Short-term investments – at fair value (amortized cost $0 and $2,541)	0	2,541
Total investments	1,588,428	1,539,653
Cash and cash equivalents	88,793	107,589
Accrued investment income	10,098	13,079
Agents’ balances and premium receivable, net of allowances for doubtful accounts of $13,238 and $15,262	557,206	507,963
Property and equipment, net of accumulated depreciation of $87,945 and $84,776	78,732	82,453
Prepaid reinsurance premium	482	1,032
Recoverables from reinsurers (includes $3,124 and $(1,269) on paid losses and LAE)	22,674	30,340
Deferred policy acquisition costs	98,672	88,300
Current and deferred income taxes	9,091	10,543
Receivable for securities sold	120	1,700
Other assets	21,896	16,557
Goodwill	75,275	75,275
Total assets	$2,551,466	$2,474,484
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$701,006	$715,098
Unearned premium	691,464	627,575
Long-term debt (fair value $286,330 and $290,824)	273,865	273,809
Commissions payable	15,844	16,743
Payable for securities purchased	40,375	5,615
Other liabilities	110,996	119,831
Total liabilities	1,833,550	1,758,672
Commitments and contingencies (See Note 9)
Shareholders’ equity:
Common stock, no par value (50,000,000 shares authorized; 21,879,505 and 21,867,436 shares issued)	21,908	21,888
Additional paid-in capital	385,346	383,567
Retained earnings	824,932	793,077
Accumulated other comprehensive income, net of tax	(11,202)	19,756
Treasury stock, at cost (10,937,569 and 10,932,539 shares)	(503,069)	(502,475)
Total shareholders’ equity	717,916	715,812
Total liabilities and shareholders’ equity	$2,551,466	$2,474,484
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total
Balance at December 31, 2016	$21,829	$378,745	$777,695	$7,907	$(486,990)	$699,187
Cumulative effect of change in accounting principle	—	—	(3,808)	—	—	(3,808)
Net earnings	—	—	10,510	—	—	10,510
Net change in post-retirement benefit liability	—	—	—	(8)	—	(8)
Change in unrealized gain on investments	—	—	—	6,579	—	6,579
Change in non-credit component of impairment losses on fixed maturities	—	—	—	22	—	22
Comprehensive income						17,102
Dividends paid to common shareholders	—	—	(6,402)	—	—	(6,402)
Shares issued and share-based compensation expense	18	1,430	—	—	—	1,449
Acquisition of treasury stock	—	—	—	—	(2,303)	(2,303)
Balance at March 31, 2017, as adjusted	$21,848	$380,175	$777,994	$14,500	$(489,293)	$705,225
Net earnings	—	—	34,214	—	—	34,214
Net change in post-retirement benefit liability	—	—	—	(124)	—	(124)
Change in unrealized gain on investments	—	—	—	5,074	—	5,074
Change in non-credit component of impairment losses on fixed maturities	—	—	—	306	—	306
Comprehensive income						39,469
Dividends paid to common shareholders	—	—	(19,131)	—	—	(19,131)
Shares issued and share-based compensation expense	40	3,391	—	—	—	3,432
Acquisition of treasury stock	—	—	—	—	(13,182)	(13,182)
Balance at December 31, 2017, as adjusted	$21,888	$383,567	$793,077	$19,756	$(502,475)	$715,812
Cumulative effect of change in accounting principle	$—	$—	18,118	$(18,128)	$—	(10)
Net earnings	—	—	20,083	—	—	20,083
Net change in post-retirement benefit liability	—	—	—	(1)	—	(1)
Change in unrealized gain on fixed maturity investments	—	—	—	(12,980)	—	(12,980)
Change in non-credit component of impairment losses on fixed maturities	—	—	—	152	—	152
Comprehensive income						7,254
Dividends paid to common shareholders	—	—	(6,346)	—	—	(6,346)
Shares issued and share-based compensation expense	21	1,779	—	—	—	1,800
Acquisition of treasury stock	—	—	—	—	(594)	(594)
Balance at March 31, 2018	$21,908	$385,346	$824,932	$(11,202)	$(503,069)	$717,916
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

INFINITY PROPERTY AND CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Three months ended
	March 31,
	2018	2017
		(as adjusted)
Operating Activities:
Net earnings	$20,083	$10,510
Adjustments:
Depreciation	3,696	4,177
Amortization	4,840	5,327
Net realized losses (gains) on investments	2,832	(509)
Loss (gain) on disposal of property and equipment	10	(2)
Share-based compensation expense	1,731	1,384
Activity related to rabbi trust	(13)	69
Change in accrued investment income	2,980	246
Change in agents’ balances and premium receivable	(49,243)	(17,118)
Change in reinsurance receivables	8,216	917
Change in deferred policy acquisition costs	(10,372)	(2,957)
Change in other assets	(804)	(4,505)
Change in unpaid losses and loss adjustment expenses	(14,092)	(6,508)
Change in unearned premium	63,889	26,943
Change in other liabilities	(9,815)	5,565
Net cash provided by operating activities	23,939	23,538
Investing Activities:
Purchases of fixed maturities	(403,516)	(120,831)
Purchases of equity securities	0	(1,900)
Purchases of property and equipment	(313)	(889)
Maturities and redemptions of fixed maturities	32,497	43,319
Proceeds from sale of fixed maturities	328,064	37,671
Proceeds from sale of equity securities	5,013	2,002
Proceeds from sale of short-term investments	2,528	2,400
Proceeds from sale of property and equipment	0	19
Net cash used in investing activities	(35,727)	(38,209)
Financing Activities:
Proceeds from stock options exercised and employee stock purchases	70	65
Principal payments under capital lease obligations	(138)	(135)
Acquisition of treasury stock	(594)	(2,296)
Dividends paid to shareholders	(6,346)	(6,402)
Net cash used in financing activities	(7,009)	(8,768)
Net decrease in cash and cash equivalents	(18,796)	(23,438)
Cash and cash equivalents at beginning of period	107,589	92,800
Cash and cash equivalents at end of period	$88,793	$69,361
See Condensed Notes to Consolidated Financial Statements.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Basis of Consolidation and Reporting
The accompanying consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017. This Quarterly Report on Form 10-Q, including the Condensed Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, focuses on our financial performance since the beginning of the year.
These financial statements reflect certain adjustments necessary for a fair presentation of our results of operations and financial position. Such adjustments consist of normal, recurring accruals recorded to accurately match expenses with their related revenue streams and the elimination of all significant intercompany transactions and balances.
We have evaluated events that occurred after March 31, 2018, for recognition or disclosure in our financial statements and the notes to the financial statements.
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
Recently Adopted Accounting Standards
In February 2018 the FASB issued an ASU allowing a reclassification from accumulated other comprehensive income to retained earnings and consequently eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. We elected to early adopt the ASU and applied the amendment in the period of adoption, with a cumulative-effect adjustment of $0.4 million reclassified from accumulated other comprehensive income to retained earnings.
In October 2016 the FASB issued an ASU related to the recognition of income tax on intra-entity transfers of assets other than inventory. The guidance requires the income tax to be recognized when the transfer occurs rather than when the asset is sold to an

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

outside party. We adopted the change on a modified retrospective basis, with a cumulative-effect adjustment of less than $(0.1) million recorded to retained earnings as of January 1, 2018.
In January 2016 the FASB issued an ASU amending the guidance on classifying and measuring financial instruments. The guidance requires equity securities to be measured at fair value and changes in that fair value to be recognized through net income. We adopted the change on a modified retrospective basis as of January 1, 2018, with a cumulative-effect adjustment of $17.7 million reclassified from other comprehensive income to retained earnings.
In May 2014 the FASB issued an ASU related to the accounting for revenue from contracts with customers. Insurance contracts were excluded from the scope of the guidance. As an insurance-entity, we are largely exempt from the provisions of this standard, with only fee income subject to this new standard. Processing and policy fees were generally earned at the inception of the policy under previous guidance but are earned over the life of the policy under current guidance. The guidance was adopted as of January 1, 2018, using a full retrospective approach with a cumulative-effect adjustment to the balance sheet, which reduced shareholders' equity by $4.5 million.
The following table illustrates the effect of adopting this standard on the Consolidated Balance Sheets ($ in millions):

	December 31, 2017
	As Reported	As Adjusted	Difference
Agents' balances and premium receivable	$508.1	$508.0	$(0.1)
Current and deferred income taxes	9.4	10.5	1.2
Total assets	2,473.4	2,474.5	1.1
Other liabilities	114.3	119.8	5.5
Shareholders' equity	720.3	715.8	(4.5)
Total liabilities and shareholders' equity	2,473.4	2,474.5	1.1

The following table illustrates the effect of adopting this standard on the Consolidated Statements of Earnings (in millions, except per share amounts):

	Three months ended March 31, 2017
	As Reported	As Adjusted	Difference
Installment and other fee income	$26.9	$26.7	$(0.2)
Total revenues	377.8	377.6	(0.2)
Earnings before income taxes	15.1	14.9	(0.2)
Provision for income taxes	4.4	4.4	(0.1)
Net earnings	10.6	10.5	(0.1)
Net earnings per common share:
Basic	$0.97	$0.96	$(0.01)
Diluted	0.96	0.94	(0.02)

We also adjusted the Consolidated Statements of Changes in Shareholders' Equity and the Consolidated Statements of Cash Flows for these changes for the three months ended March 31, 2017.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

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

	Three months ended
	March 31,
	2018	2017
Net earnings	$20,083	$10,510
Average basic shares outstanding	10,915	10,998
Basic net earnings per share	$1.84	$0.96

Average basic shares outstanding	10,915	10,998
Restricted stock not vested	8	33
Dilutive effect of Performance Share Plan	86	96
Average diluted shares outstanding	11,009	11,127
Diluted net earnings per share	$1.82	$0.94

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Note 3 Fair Value
Fair values of instruments are based on:

(i)	quoted prices in active markets for identical assets (Level 1);

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
The following tables present, for each of the fair value hierarchy levels, our assets and liabilities for which we report fair value on a recurring basis ($ in thousands):

	Fair Value
March 31, 2018	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$88,793	$0	$0	$88,793
Fixed maturity securities:
U.S. government	124,757	0	0	124,757
State and municipal	0	296,048	766	296,814
Mortgage-backed securities:
Residential	0	365,007	0	365,007
Commercial	0	59,204	2,857	62,061
Total mortgage-backed securities	0	424,211	2,857	427,068
Asset-backed securities	0	110,836	17,647	128,484
Corporates	0	520,698	109	520,807
Total fixed maturities	124,757	1,351,794	21,379	1,497,930
Equity securities	90,498	0	0	90,498
Short-term investments	0	0	0	0
Total cash and investments	$304,048	$1,351,794	$21,379	$1,677,221
Percentage of total cash and investments	18.1%	80.6%	1.3%	100.0%

December 31, 2017
Cash and cash equivalents	$107,589	$0	$0	$107,589
Fixed maturity securities:
U.S. government	60,528	0	0	60,528
State and municipal	0	490,724	3,488	494,211
Mortgage-backed securities:
Residential	0	350,992	0	350,992
Commercial	0	30,569	0	30,569
Total mortgage-backed securities	0	381,561	0	381,561
Asset-backed securities	0	62,266	152	62,418
Corporates	0	442,281	108	442,390
Total fixed maturities	60,528	1,376,832	3,748	1,441,107
Equity securities	96,004	0	0	96,004
Short-term investments	0	2,541	0	2,541
Total cash and investments	$264,121	$1,379,373	$3,748	$1,647,242
Percentage of total cash and investments	16.0%	83.7%	0.2%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

We do not report our long-term debt at fair value in the Consolidated Balance Sheets. The $286.3 million and $290.8 million fair value of our long-term debt at March 31, 2018, and December 31, 2017, respectively, would be included in Level 2 of the fair value hierarchy if it were reported at fair value.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

The following tables present the progression in the Level 3 fair value category ($ in thousands):

Three months ended March 31, 2018	State and Municipal	Mortgage- Backed Securities	Asset-Backed Securities	Corporates	Total
Balance at beginning of period	$3,488	$0	$152	$108	$3,748
Total (losses) gains, unrealized or realized
Included in net earnings	(10)	0	(0)	(0)	(10)
Included in other comprehensive income	3	10	27	1	41
Purchases	0	2,847	17,729	0	20,576
Sales	(3,360)	0	0	0	(3,360)
Settlements	0	0	(261)	0	(261)
Transfers in	645	0	0	0	645
Balance at end of period	$766	$2,857	$17,647	$109	$21,379

Three months ended March 31, 2017
Balance at beginning of period	$3,860	$0	$412	$666	$4,938
Total (losses) gains, unrealized or realized
Included in net earnings	(31)	0	0	1	(30)
Included in other comprehensive income	15	0	1	(22)	(6)
Purchases	0	0	4,259	2,000	6,259
Sales	(694)	0	0	0	(694)
Settlements	0	0	(88)	(92)	(180)
Transfers in	329	0	0	0	329
Balance at end of period	$3,479	$0	$4,584	$2,553	$10,616

Of the $21.4 million fair value of securities in Level 3 at March 31, 2018, which consisted of eleven securities, we priced six based on non-binding broker quotes, one was priced based on our unaffiliated money manager and four securities, which were included in Level 3 because they were not rated by a nationally recognized statistical rating organization, were priced by a nationally recognized pricing service.
During the three months ended March 31, 2018, eight securities were purchased and are new issues. One security, which was an exchange of a rated municipal bond for an unrated refunded bond, was transferred from Level 2 into Level 3. There were no transfers of securities between Levels 1 and 2. During the three months ended March 31, 2017, one security, which was an exchange of a rated municipal bond for an unrated refunded bond, was transferred from Level 2 into Level 3.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

The following table presents the carrying value and estimated fair value of our financial instruments ($ in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$88,793	$88,793	$107,589	$107,589
Available-for-sale securities:
Fixed maturities	1,497,930	1,497,930	1,441,107	1,441,107
Equity securities	90,498	90,498	96,004	96,004
Short-term investments	0	0	2,541	2,541
Total cash and investments	$1,677,221	$1,677,221	$1,647,242	$1,647,242
Liabilities:
Long-term debt	$273,865	$286,330	$273,809	$290,824
Refer to Note 4 – Investments to the Consolidated Financial Statements for additional information on investments and Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on long-term debt.
Note 4 Investments
We consider all fixed maturity and equity securities to be available-for-sale and report them at fair value. Net unrealized gains or losses on equity securities prior to January 1, 2018, and on fixed maturities are reported after-tax (net of any valuation allowance) as a component of other comprehensive income. As of January 1, 2018, changes in fair value of equity securities are recognized through net income. The proceeds from sales of securities for the three months ended March 31, 2018, and March 31, 2017, were $335.6 million and $42.1 million, respectively. Sales of securities were higher during the first quarter of 2018 as a result of our transition to a new investment policy statement and related portfolio repositioning. The proceeds for the three months ended March 31, 2018, were net of $0.1 million of receivable for securities sold as of March 31, 2018. The proceeds for the three months ended March 31, 2017, were net of $5.2 million of receivable for securities sold during the first quarter of 2017 that had not settled as of March 31, 2017.
Gross gains of $2.9 million and gross losses of $1.6 million were realized on sales of available-for-sale securities during the three months ended March 31, 2018, compared with gross gains of $0.7 million and gross losses of $0.2 million realized on sales during the three months ended March 31, 2017. Gains or losses on securities are determined on a specific identification basis.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Summarized information for the major categories of our investment portfolio follows ($ in thousands):

March 31, 2018	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI Recognized in Accumulated OCI(1)
Fixed maturities:
U.S. government	$125,887	$58	$(1,188)	$124,757	$0
State and municipal	297,994	1,031	(2,211)	296,814	0
Mortgage-backed securities:
Residential	372,319	669	(7,981)	365,007	(72)
Commercial	63,053	23	(1,016)	62,061	0
Total mortgage-backed securities	435,372	693	(8,996)	427,068	(72)
Asset-backed securities	129,010	104	(630)	128,484	0
Corporates	524,676	1,726	(5,595)	520,807	0
Total fixed maturities	1,512,939	3,612	(18,621)	1,497,930	(72)
Short-term investments	0	0	0	0	0
Total	$1,512,939	$3,612	$(18,621)	$1,497,930	$(72)

December 31, 2017
Fixed maturities:
U.S. government	$61,196	$0	$(668)	$60,528	$0
State and municipal	492,442	2,768	(999)	494,211	(46)
Mortgage-backed securities:
Residential	353,277	1,812	(4,097)	350,992	(1,479)
Commercial	31,204	18	(653)	30,569	0
Total mortgage-backed securities	384,481	1,830	(4,750)	381,561	(1,479)
Asset-backed securities	62,552	62	(196)	62,418	(8)
Corporates	439,208	4,610	(1,429)	442,390	(31)
Total fixed maturities	1,439,878	9,271	(8,042)	1,441,107	(1,564)
Equity securities	68,812	27,192	0	96,004	0
Short-term investments	2,541	0	0	2,541	0
Total	$1,511,232	$36,463	$(8,042)	$1,539,653	$(1,564)

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

The following tables set forth the amount of unrealized loss by investment category and length of time that individual securities have been in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months				12 Months or More
March 31, 2018	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost	Number of Securities with Unrealized Losses	Fair Value	Gross Unrealized Losses	Unrealized Losses as % of Cost
Fixed maturities:
U.S. government	28	$48,202	$(881)	1.8%	16	$12,743	$(307)	2.4%
State and municipal	99	184,046	(2,147)	1.2%	4	4,573	(64)	1.4%
Mortgage-backed securities:
Residential	263	144,098	(2,250)	1.5%	272	119,273	(5,730)	4.6%
Commercial	15	30,658	(177)	0.6%	8	23,206	(839)	3.5%
Total mortgage-backed securities	278	174,756	(2,427)	1.4%	280	142,480	(6,569)	4.4%
Asset-backed securities	43	74,670	(628)	0.8%	1	1,458	(2)	0.1%
Corporates	232	367,660	(5,168)	1.4%	15	18,126	(427)	2.3%
Total fixed maturities	680	849,333	(11,252)	1.3%	316	179,380	(7,369)	3.9%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	680	$849,333	$(11,252)	1.3%	316	$179,380	$(7,369)	3.9%

December 31, 2017
Fixed maturities:
U.S. government	25	$46,160	$(422)	0.9%	16	$14,368	$(246)	1.7%
State and municipal	82	163,997	(939)	0.6%	5	10,529	(60)	0.6%
Mortgage-backed securities:
Residential	154	81,841	(453)	0.6%	279	127,317	(3,644)	2.8%
Commercial	2	3,578	(30)	0.8%	9	23,066	(623)	2.6%
Total mortgage-backed securities	156	85,419	(483)	0.6%	288	150,383	(4,267)	2.8%
Asset-backed securities	31	35,407	(193)	0.5%	2	1,561	(3)	0.2%
Corporates	104	158,788	(1,197)	0.7%	13	16,468	(232)	1.4%
Total fixed maturities	398	489,771	(3,233)	0.7%	324	193,309	(4,809)	2.4%
Equity securities	0	0	0	0.0%	0	0	0	0.0%
Short-term investments	0	0	0	0.0%	0	0	0	0.0%
Total	398	$489,771	$(3,233)	0.7%	324	$193,309	$(4,809)	2.4%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

We regularly evaluate for potential impairment each security position that has either of the following: a fair value of less than 95% of its book value or an unrealized loss that equals or exceeds $100,000.
The following table summarizes those securities with unrealized gains or losses (2018 includes fixed maturity securities only):

	March 31, 2018	December 31, 2017
Number of positions held with unrealized:
Gains	302	496
Losses	996	722
Number of positions held that individually exceed unrealized:
Gains of $500,000	0	2
Losses of $500,000	0	0
Percentage of positions held with unrealized:
Gains that were investment grade	84%	81%
Losses that were investment grade	94%	97%
Percentage of fair value held with unrealized:
Gains that were investment grade	88%	81%
Losses that were investment grade	93%	95%
The following table sets forth the amount of unrealized losses by age and severity at March 31, 2018, ($ in thousands):

Age of Unrealized Losses	Fair Value of Securities with Unrealized Losses	Total Gross Unrealized Losses	Less Than 5%*	5% - 10%*	Total Gross Greater Than 10%*
Three months or less	$454,565	$(3,506)	$(3,394)	$(112)	$0
Four months through six months	247,851	(4,193)	(4,007)	(185)	0
Seven months through nine months	139,484	(3,392)	(3,392)	0	0
Ten months through twelve months	7,432	(161)	(161)	0	0
Greater than twelve months	179,380	(7,369)	(4,846)	(2,523)	0
Total	$1,028,713	$(18,621)	$(15,801)	$(2,820)	$0
* As a percentage of amortized cost or cost.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

The change in unrealized gains (losses) on marketable securities recognized through accumulated other comprehensive income included the following ($ in thousands):

	Pre-tax
Three months ended March 31, 2018	Fixed Maturities	Short-Term Investments	Tax Effects	Net
Unrealized holding (losses) gains on securities arising during the period	$(18,346)	$1	3,852	(14,492)
Realized losses (gains) on securities sold	519	(1)	(109)	409
Impairment loss recognized in earnings	1,588	0	(334)	1,255
Change in unrealized, net	$(16,238)	$0	$3,410	$(12,828)

	Pre-tax
Three months ended March 31, 2017	Fixed Maturities	Equity Securities	Short-Term Investments	Tax Effects	Net
Unrealized holding gains on securities arising during the period	$4,368	$6,294	$3	$(3,733)	$6,932
Realized losses (gains) on securities sold	52	(569)	(1)	182	(337)
Impairment loss recognized in earnings	10	0	0	(3)	6
Change in unrealized, net	$4,429	$5,725	$1	$(3,554)	$6,601
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
The following table is a progression of credit losses on fixed maturity securities that were bifurcated between a credit and non-credit component ($ in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$753	$557
Additions for:
Previously impaired securities	278	0
Newly impaired securities	7	10
Reductions for:
Securities sold and paid down	(41)	(24)
Ending balance	$996	$542

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2018, based on their fair values ($ in thousands). We report securities that do not have a single maturity date at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fair Value				Amortized Cost
Maturity	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities	All Fixed Maturity Securities
One year or less	$9,473	$24,024	$1,353	$34,850	$34,848
After one year through five years	188,968	453,537	7,187	649,692	653,913
After five years through ten years	68,219	157,207	649	226,075	228,286
After ten years	31,179	582	0	31,761	31,510
Mortgage- and asset-backed securities	143,210	393,363	18,979	555,552	564,382
Total	$441,049	$1,028,713	$28,168	$1,497,930	$1,512,939

The portion of unrealized gains and losses recorded during the three months ended March 31, 2018, that relate to equities still held at the end of the reporting date are as follows ($ in thousands):

Net losses recognized during the period on equity securities	$(726)
Less: Net gains recognized during the period on equity securities sold	(1,881)
Unrealized losses recognized during the period on equity securities still held at the reporting date	$(2,607)

Note 5 Long-Term Debt

($ in thousands)	March 31, 2018	December 31, 2017
Principal	$275,000	$275,000
Unamortized debt issuance costs	1,135	1,191
Long-term debt less unamortized debt issuance costs	$273,865	$273,809
In September 2012 we issued $275 million principal of senior notes due September 2022 (the “5.0% Senior Notes”). The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually. At the time we issued the 5.0% Senior Notes, we capitalized $2.2 million of debt issuance costs, which we are amortizing over the term of the 5.0% Senior Notes. We calculated the March 31, 2018, fair value of $286.3 million using a 124 basis point spread to the 10-year U.S. Treasury Note of 2.741%.
In August 2017 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of March 31, 2018, there were no borrowings outstanding against it.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Note 6 Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 21% and 35% for 2018 and 2017, respectively, to the effective provision for income taxes as shown in the Consolidated Statements of Earnings ($ in thousands):

	Three months ended
	March 31,
	2018	2017
Earnings before income taxes	$24,937	$14,868
Income taxes at statutory rate	5,237	5,204
Effect of:
Dividends-received deduction	(25)	(79)
Tax-exempt interest	(279)	(633)
Other	(80)	(134)
Provision for income taxes as shown on the Consolidated Statements of Earnings	$4,853	$4,358
GAAP effective tax rate	19.5%	29.3%
Note 7 Additional Information
Supplemental Cash Flow Information
We made the following payments that we do not separately disclose in the Consolidated Statements of Cash Flows ($ in thousands):

	Three months ended
	March 31,
	2018	2017
Income tax payments	$0	$3,100
Interest payments on debt	6,875	6,875
Interest payments on capital leases	15	21
Negative Cash Book Balances
Negative cash book balances, included in the line item “Other liabilities” in the Consolidated Balance Sheets, were $49.2 million and $49.7 million at March 31, 2018, and December 31, 2017, respectively.

Merger with Kemper Corporation

On February 13, 2018, Kemper Corporation (“Kemper”), a wholly owned subsidiary of Kemper (“Kemper Merger Sub”) and Infinity entered into a merger agreement (the “Merger Agreement”) under which Kemper will acquire Infinity in a cash and stock transaction valued at approximately $1.4 billion, plus assumption of certain of Infinity’s debt, or $129.00 per Infinity share; the exchange ratio for stock consideration to be issued in the merger is fixed and was determined based on Kemper’s 20-trading day volume weighted average price as of February 12, 2018 of $64.40. Based on Kemper’s February 12, 2018 closing stock price of $57.75, the implied total consideration is approximately $1.3 billion, or $121.01 per Infinity share. Pursuant to the Merger Agreement, Kemper Merger Sub will merge with and into Infinity, with Infinity surviving as a wholly owned subsidiary of Kemper. Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products to individuals and businesses. Kemper conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance. Kemper conducts its operations solely in the United States with approximately 5,550 full-time associates supporting their operations.

Under the terms of the Merger Agreement, as of the effective time of the merger (the “Effective Time”), each share of Infinity common stock issued and outstanding as of immediately prior to the Effective Time (other than as set forth in the Merger Agreement) will be canceled and converted into, at the election of the holder of such share and subject to an automatic adjustment as described below, the right to, receive (i) $51.60 in cash and 1.2019 Kemper common shares for each share of Infinity common stock, without

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

interest (the “Mixed Consideration”), (ii) an amount of cash for each share of Infinity common stock, without interest, equal to $129.00 (the “Cash Consideration”) or (iii) a number of shares of Kemper common stock equal to 2.0031 (the “Stock Consideration”). Holders of Infinity common stock who do not make an election will receive the Mixed Consideration. The consideration to be paid to holders of Infinity common stock electing to receive the Cash Consideration or the Stock Consideration in connection with the merger is subject to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of Kemper common stock issued in the merger is the same as what would be paid and issued if all holders of Infinity common stock were to receive the Mixed Consideration. Following the close of the merger, Infinity shareholders are expected to own approximately 20% of the combined company on a pro-forma basis.

The merger has been approved by the Board of Directors of each company and is expected to close in the third quarter of 2018, subject to the satisfaction or waiver of applicable closing conditions. During the first quarter of 2018, Kemper and Infinity received notice from the U.S. Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, thereby satisfying one of the applicable closing conditions. Remaining closing conditions to which the completion of the merger is subject include, among others, (i) adoption by Infinity shareholders of the Merger Agreement, (ii) approval by Kemper stockholders of the issuance of Kemper common stock in connection with the merger, (iii) the receipt of certain other regulatory approvals, (iv) the absence of any effective order issued by any court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the merger and (v) other closing conditions.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Note 8 Insurance Reserves
Insurance reserves include liabilities for unpaid losses, both known and estimated for incurred but not reported (IBNR), and unpaid loss adjustment expenses (LAE). The following table provides an analysis of changes in the liability for unpaid losses and LAE on a GAAP basis ($ in thousands):

	Three months ended
	March 31,
	2018	2017
Balance at Beginning of Period
Unpaid losses on known claims	$264,470	$238,412
IBNR losses	312,516	306,641
LAE	138,112	140,402
Total unpaid losses and LAE	715,098	685,455
Reinsurance recoverables	(31,609)	(17,130)
Unpaid losses and LAE, net of reinsurance recoverables	683,489	668,325
Current Activity
Loss and LAE incurred:
Current accident year	273,408	277,044
Prior accident years	(8,856)	(6,368)
Total loss and LAE incurred	264,552	270,676
Loss and LAE payments:
Current accident year	(89,106)	(96,869)
Prior accident years	(177,479)	(179,319)
Total loss and LAE payments	(266,585)	(276,187)
Balance at End of Period
Unpaid losses and LAE, net of reinsurance recoverables	681,457	662,814
Add back reinsurance recoverables	19,549	16,133
Total unpaid losses and LAE	701,006	678,947
Unpaid losses on known claims	247,940	233,303
IBNR losses	318,281	307,932
LAE	134,786	137,712
Total unpaid losses and LAE	$701,006	$678,947
The $8.9 million of favorable reserve development during the three months ended March 31, 2018, was primarily due to decreases in accident year 2017 estimates from California, with lower ultimate frequency estimates in collision and comprehensive coverages along with lower ultimate severity estimates for collision coverage, and from Florida, with decreased ultimate frequency estimates in collision, comprehensive and personal injury protection coverages.
The $6.4 million of favorable reserve development during the three months ended March 31, 2017, was primarily due to decreases in frequency estimates in California and Florida material damage coverages related to accident year 2016, partially offset by increases in severity estimates in personal injury protection coverages and in bodily injury coverages in our commercial auto product related to accident years 2016 and prior.
Note 9 Commitments and Contingencies
Commitments
There have been no material changes from the commitments discussed on Form 10-K for the year ended December 31, 2017. For a description of our previously reported commitments, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

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
As of March 31, 2018, pending putative (i.e., not certified) class action lawsuits that challenge certain of Infinity’s business operations and practices included the following:
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
For a description of previously reported contingencies, refer to Note 14 Commitments and Contingencies of our Form 10-K for the year ended December 31, 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

Note 10 Accumulated Other Comprehensive Income
The components of other comprehensive income before and after tax are as follows ($ in thousands):

	Three months ended March 31,
	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated change in post-retirement benefit liability, beginning of period	$829	$(290)	$539	$1,033	$(361)	$671
Cumulative effect of change in accounting principle	0	116	116	0	0	0
Effect on other comprehensive income	(2)	0	(1)	(13)	4	(8)
Accumulated change in post-retirement benefit liability, end of period	827	(174)	653	1,020	(357)	663
Accumulated unrealized gains on investments, net, beginning of period	28,421	(9,204)	19,217	11,133	(3,896)	7,236
Cumulative effect of change in accounting principle	(27,192)	8,948	(18,244)	0	0	0
Other comprehensive (loss) income before reclassification (1)	(18,344)	3,852	(14,492)	10,664	(3,733)	6,932
Reclassification adjustment for other-than-temporary impairments included in net income (1)	1,588	(334)	1,255	10	(3)	6
Reclassification adjustment for realized losses (gains) included in net income (1)	518	(109)	409	(519)	182	(337)
Effect on other comprehensive income	(16,238)	3,410	(12,828)	10,155	(3,554)	6,601
Accumulated unrealized (losses) gains on investments, net, end of period	(15,009)	3,154	(11,855)	21,288	(7,451)	13,837
Accumulated other comprehensive income, beginning of period	29,250	(9,494)	19,756	12,165	(4,258)	7,907
Cumulative effect of change in accounting principle	(27,192)	9,064	(18,128)	0	0	0
Change in post-retirement benefit liability	(2)	0	(1)	(13)	4	(8)
Change in unrealized (losses) gains on investments, net (1)	(16,238)	3,410	(12,828)	10,155	(3,554)	6,601
Effect on other comprehensive income	(43,432)	12,474	(30,958)	10,143	(3,550)	6,593
Accumulated other comprehensive (loss) income, end of period	$(14,182)	$2,980	$(11,202)	$22,308	$(7,808)	$14,500

(1) The amounts for 2018 are for fixed maturities only.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

All segment revenues are generated from external customers. The following table provides revenues by segment and a reconciliation to "Total revenues" as reported on the Consolidated Statements of Earnings ($ in thousands):

	Three months ended
	March 31,
Gross written premium:	2018	2017
Personal Auto	$370,193	$324,352
Commercial Auto	47,739	42,785
Classic Collector	3,660	3,565
Total gross written premium	421,592	370,702

Ceded reinsurance:
Personal Auto	(2,077)	(983)
Commercial Auto	(1,379)	(1,412)
Classic Collector	(260)	(213)
Total ceded reinsurance	(3,716)	(2,608)

Net written premium:
Personal Auto	368,116	323,369
Commercial Auto	46,360	41,373
Classic Collector	3,400	3,352
Total net written premium	417,876	368,094

Change in unearned premium:
Personal Auto	(57,817)	(20,983)
Commercial Auto	(6,532)	(6,170)
Classic Collector	460	428
Total change in unearned premium	(63,889)	(26,726)

Earned premium:
Personal Auto	310,298	302,386
Commercial Auto	39,828	35,203
Classic Collector	3,860	3,780
Total earned premium	353,987	341,368

Installment and other fee income:
Personal Auto	24,281	23,937
Commercial Auto	3,114	2,802
Classic Collector	0	0
Total installment and other fee income	27,395	26,739

Net investment income	9,786	8,695
Net realized gains on investments	(2,832)	509
Other income	430	275
Total revenues	$388,766	$377,587

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

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

	Three months ended March 31, 2018
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$6,311	94.8%	$812	95.2%	$613	88.1%	$7,737	94.7%
Bad debt charge-offs	3,363		392		(44)		3,711
Favorable (unfavorable) development on prior accident years	10,555		(1,362)		(337)		8,856
Statutory calendar year underwriting income	20,229	90.5%	(158)	97.8%	233	98.2%	20,304	91.3%
Statutory-to-GAAP underwriting income differences							6,005
GAAP calendar year underwriting income							26,309	92.6%

Net investment income							9,786
Net realized gains on investments							(2,832)
Other income							430
Interest expense							(3,509)
Corporate general and administrative expenses							(4,743)
Other expenses							(505)
Earnings before income taxes							$24,937
(1) Management includes the provision for uncollectible accounts in the underwriting income and combined ratio on both statutory accident year and GAAP calendar year bases.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

	Three months ended March 31, 2017
	Personal Auto		Commercial Auto		Classic Collector		Total
	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)	Pre-tax Profit (Loss)	Combined Ratio (1)
Statutory accident year underwriting income	$1,594	98.3%	$629	95.3%	$335	95.3%	$2,558	98.0%
Bad debt charge-offs	2,251		291		10		2,552
Favorable (unfavorable) development on prior accident years	6,986		(874)		256		6,368
Statutory calendar year underwriting income	10,831	95.2%	45	97.1%	602	88.3%	11,478	95.4%
Statutory-to-GAAP underwriting income differences							14
GAAP calendar year underwriting income							11,492	96.6%

Net investment income							8,695
Net realized gains on investments							509
Other income							275
Interest expense							(3,512)
Corporate general and administrative expenses							(2,271)
Other expenses							(322)
Earnings before income taxes							$14,868
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
The primary events or circumstances that could cause actual results to differ materially from what we expect include determinations with respect to reserve adequacy, realized gains or losses on the investment portfolio (including other-than-temporary impairments for credit losses), loss cost trends, and competitive conditions in our key Focus States (defined in Results of Operations – Underwriting – Premium). Additionally, risks and uncertainties related to the merger are set forth in the Joint Proxy Statement/Prospectus with Kemper, filed with the SEC on April 27, 2018, and incorporated herein by reference.We undertake no obligation to publicly update or revise any of the forward-looking statements. For a more detailed discussion of some of the foregoing risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements refer to Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.
OVERVIEW
On February 13, 2018, the Company entered into the Merger Agreement with Kemper and Kemper Merger Sub. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions set forth therein, Kemper Merger Sub will merge with and into the Company in accordance with the Ohio General Corporation Law (the “merger”), with the Company surviving such merger as a wholly owned subsidiary of Kemper. The Company expects the closing of the merger to occur in the third quarter of 2018.
Gross written premium grew 13.7% during the first quarter of 2018 compared with the first quarter of 2017 primarily due to an increase in new application counts and higher average premium in California, higher average premium on renewal business in Texas as well as policy growth and higher average premium in our Commercial Auto product. Partially offsetting the growth was a decline in renewal business in Florida. Refer to Results of Operations – Underwriting – Premium for a more detailed discussion of our gross written premium.
Net earnings and diluted earnings per share for the three months ended March 31, 2018, were $20.1 million and $1.82, respectively, compared with $10.5 million and $0.94, respectively, for the same period of 2017. The increase in net earnings and diluted earnings per share for the three months ended March 31, 2018, was primarily due to a decrease in the accident year combined ratio from 98.5% at March 31, 2017, to 95.1% at March 31, 2018,
Included in net earnings for the three months ended March 31, 2018, was $7.0 million ($8.9 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in accident year 2017 estimates from California, with lower ultimate frequency estimates in collision and comprehensive coverages along with lower ultimate severity estimates for collision coverage, and from Florida, with decreased ultimate frequency estimates in collision, comprehensive and personal injury protection coverages. Included in net earnings for the three months ended March 31, 2017, was $4.1 million ($6.4 million pre-tax) of favorable development on prior accident year loss and LAE reserves. This development was primarily due to decreases in frequency estimates in California and Florida material damage coverages related to accident year 2016, partially offset by increases in severity estimates in personal injury protection coverages and in bodily injury coverages in our commercial auto product related to accident years 2016 and prior.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays combined ratio results by accident year developed through March 31, 2018:

	Accident Year Combined Ratio Developed Through				Prior Accident Year (Favorable) Unfavorable Development ($ in millions)
	Dec 2016	Mar 2017	Dec 2017	Mar 2018	Q1 2018
Accident Year
Prior						$(0.2)
2010	99.3%	99.3%	99.3%	99.3%	(0.0)%	(0.1)
2011	99.8%	99.9%	99.9%	99.9%	0.0%	0.0
2012	99.6%	99.5%	99.4%	99.4%	(0.0)%	(0.0)
2013	94.8%	94.9%	94.8%	94.7%	(0.1)%	(1.4)
2014	94.4%	94.4%	94.5%	94.5%	(0.0)%	(0.6)
2015	98.3%	98.4%	98.5%	98.4%	(0.0)%	(0.6)
2016	98.4%	97.8%	96.7%	96.6%	(0.1)%	(0.8)
2017		98.5%	96.5%	96.1%	(0.4)%	(5.2)
2018 YTD				95.1%
						$(8.9)
Pre-tax net investment income increased from $8.7 million during the three months ended March 31, 2017, to $9.8 million during the three months ended March 31, 2018, primarily due to lower premium amortization on municipal bonds and commercial mortgage-backed securities during 2018.
Our book value per share increased 0.2% from $65.46 at December 31, 2017, to $65.61 at March 31, 2018. This increase was primarily due to earnings partially offset by a decrease in unrealized gains on fixed maturity investments and shareholder dividends.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net earned premium was as follows ($ in thousands):

	Three months ended March 31,
	2018	2017	Change	% Change
Gross written premium:
Personal Auto	$370,193	$324,352	$45,841	14.1%
Commercial Auto	47,739	42,785	4,954	11.6%
Classic Collector	3,660	3,565	95	2.7%
Total gross written premium	421,592	370,702	50,890	13.7%
Ceded reinsurance	(3,716)	(2,608)	(1,108)	42.5%
Net written premium	417,876	368,094	49,782	13.5%
Change in unearned premium	(63,889)	(26,726)	(37,163)	139.1%
Net earned premium	$353,987	$341,368	$12,618	3.7%
The following table summarizes our policies in force:

	At March 31,
	2018	2017	Change	% Change
Personal Auto	712,893	706,783	6,110	0.9%
Commercial Auto	58,708	53,756	4,952	9.2%
Classic Collector	41,009	41,547	(538)	(1.3)%
Total policies in force	812,610	802,086	10,524	1.3%
The increase in gross written premium in Personal Auto during the first quarter of 2018 was primarily due to premium growth in California and Texas, partially offset by a decline in Florida. New business in California grew during the first quarter of 2018 due to an increase in application counts and higher average premium. Growth during the first three months in Texas was primarily due to higher average premium on renewal business. This growth was offset by a decline in renewal business in Florida primarily as a result of rate increases of 14.4% implemented during 2017.
The gross written premium growth in our Commercial Auto product during the first quarter of 2018 was primarily due to new and renewal policy growth and higher average premium in Texas, California and Florida.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents statutory and GAAP combined ratios:

	Three months ended March 31,
	2018			2017			% Point Change
	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio	Loss & LAE Ratio	Underwriting Ratio	Combined Ratio
Personal Auto	74.3%	16.2%	90.5%	79.6%	15.6%	95.2%	(5.4)%	0.6%	(4.7)%
Commercial Auto	81.7%	16.1%	97.8%	81.0%	16.1%	97.1%	0.7%	0.0%	0.7%
Classic Collector	62.9%	35.3%	98.2%	51.0%	37.2%	88.3%	11.8%	(1.9)%	9.9%
Total statutory ratios	75.0%	16.3%	91.3%	79.5%	15.9%	95.4%	(4.5)%	0.5%	(4.1)%
Total statutory ratios excluding development	77.5%	16.3%	93.8%	81.4%	15.9%	97.3%	(3.9)%	0.5%	(3.4)%
GAAP ratios	74.7%	17.8%	92.6%	79.3%	17.3%	96.6%	(4.6)%	0.6%	(4.0)%
GAAP ratios excluding development	77.2%	17.8%	95.1%	81.2%	17.3%	98.5%	(3.9)%	0.6%	(3.4)%
The statutory combined ratio for the three months ended March 31, 2018, decreased by 4.1 points from the same period of 2017. The first quarter of 2018 included $8.9 million of favorable reserve development on prior accident year loss and LAE reserves primarily due to decreases in accident year 2017 estimates from California, with lower ultimate frequency estimates in collision and comprehensive coverages along with lower ultimate severity estimates for collision coverage, and from Florida, with decreased ultimate frequency estimates in collision, comprehensive and personal injury protection coverages. The first quarter of 2017 included $6.4 million of favorable development on prior accident year loss and LAE reserves primarily due to decreases in frequency estimates in California and Florida material damage coverages related to accident year 2016, partially offset by increases in severity estimates in personal injury protection coverages and in bodily injury coverages in our commercial auto product related to accident years 2016 and prior. Excluding the effect of development, the statutory combined ratio decreased 3.4 points during the first quarter of 2018, compared with the same period of 2017.
The GAAP combined ratio for the three months ended March 31, 2018, decreased by 4.0 points from the same period of 2017. Excluding the effect of development, the GAAP combined ratio decreased by 3.4 points during the first quarter of 2018 primarily due to an increase in average earned premium and lower estimates of ultimate frequency and severity.
Net recoveries from catastrophes were $0.1 million for the three months ended March 31, 2018, compared with net losses from catastrophes of $1.5 million for the same period of 2017.
The 4.7 points decrease in the Personal Auto combined ratio for the three months ended March 31, 2018, compared with the same period of 2017, was primarily due to relatively flat loss cost trends and an increase in average earned premium in California and lower frequency estimates in Florida.
The 0.7 point increase in the Commercial Auto combined ratio for the three months ended March 31, 2018, was primarily due to an increase in frequency and severity estimates in our bodily injury product.
Installment and Other Fee Income

	Three months ended
	March 31,
($ in thousands)	2018	2017
Installment and other fee income	$27,395	$26,739
The increase in installment and other fee income charged to policyholders during the first three months of 2018 was primarily related to an increase in installment fees.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
Net investment income is comprised of gross investment income less investment management fees and expenses, as shown in the following table ($ in thousands):

	Three months ended
	March 31,
	2018	2017
Gross investment income:
Interest income on fixed maturities, cash and cash equivalents	$10,017	$8,890
Dividends on equity securities	317	376
Gross investment income	10,335	9,266
Investment expenses	(548)	(570)
Net investment income	9,786	8,695
Average investment balance, at cost	$1,609,057	$1,542,245
Annualized returns excluding realized gains and losses	2.4%	2.3%
Annualized returns including realized gains and losses	2.4%	2.4%
Pre-tax net investment income increased from $8.7 million during the three months ended March 31, 2017, to $9.8 million during the three months ended March 31, 2018, primarily due to lower premium amortization on municipal bonds and commercial mortgage-backed securities during 2018.
New money rates are higher than the book yield on the portfolio. Therefore, we expect investment returns will gradually increase as proceeds from maturing or prepaid investments are reinvested at the higher yields.
The following table provides information about our fixed maturity investments at March 31, 2018, which are sensitive to interest rate risk. The table shows expected principal cash flows by expected maturity date for each of the five subsequent years and collectively for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage Backed Securities (MBS) and sinking fund issues are included based on maturity year adjusted for expected payment patterns.

	Expected Principal Cash Flows
($ in thousands)	MBS and ABS only	Excluding MBS and ABS	Total	Maturing Book Yield
For the period ending December 31,
2018	$29,268	$16,050	$45,318	3.1%
2019	44,763	128,762	173,524	2.4%
2020	53,990	165,164	219,153	2.8%
2021	51,694	199,374	251,069	2.9%
2022	53,905	153,245	207,150	2.8%
Thereafter	314,171	253,941	568,112	3.1%
Total	$547,791	$916,535	$1,464,326	2.9%
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses) on Investments
We recorded net realized gains (losses) on sales, impairments for unrealized losses deemed other-than-temporary and net holding period losses on equity securities as follows (before tax, $ in thousands):

	Three months ended March 31, 2018
	Net Realized (Losses) Gains on Sales	Net Impairment Losses Recognized in Earnings	Net Holding Period Losses	Total Net Realized (Losses) Gains on Investments
Fixed maturities	(519)	(1,588)	0	(2,107)
Equity securities	1,881	0	(2,607)	(726)
Short-term investments	1	0	0	1
Total	1,363	(1,588)	(2,607)	(2,832)

	Three months ended March 31, 2017
	Net Realized (Losses) Gains on Sales	Net Impairment Losses Recognized in Earnings	Total Net Realized (Losses) Gains on Investments
Fixed maturities	(52)	(10)	(62)
Equity securities	569	0	569
Short-term investments	1	0	1
Total	519	(10)	$509
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
Of the $1.6 million impairments recorded during the first quarter of 2018, $1.5 million were as a result of our transition to a new investment policy statement and the related repositioning of our portfolio. These securities, impaired as we have an intent to sell, are expected to be sold by the end of May 2018.
Interest Expense

	Three months ended
	March 31,
($ in thousands)	2018	2017
5.0% Senior Notes	$3,438	$3,438
Amortization of debt issuance costs	56	53
Capital leases	15	21
Total	$3,509	$3,512
At March 31, 2018, we had $275 million principal outstanding of senior notes. These notes carry a coupon rate of 5.0% and require no principal payment until maturity in September 2022. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for additional information on the 5.0% Senior Notes.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes
Our GAAP effective tax rate was 19.5% and 29.3% for the three months ended March 31, 2018, and 2017, respectively. The GAAP effective tax rate has decreased in 2018 primarily as a result of the enacted tax rate change from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (TCJA). Refer to Note 6 – Income Taxes to the Consolidated Financial Statements for additional information on income taxes.
The TCJA also changed the interest rate used to calculate the discounted tax loss reserves and required the setup of a transition liability to be ratably recognized in income over eight years. Since neither the new interest rate nor the discount factors have not been published by the Internal Revenue Service, we believe that the estimates used to calculate the deferred tax asset and liability relating to these two items as of December 31, 2017, continue to be reasonable estimates under SAB 118.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Funds
We are a holding company and our insurance subsidiaries conduct our operations. Accordingly, we will have continuing cash needs for administrative expenses, the payment of interest on borrowings, shareholder dividends, share repurchases and taxes.
Funds to meet expenditures at the holding company level come primarily from dividends and tax payments from the insurance subsidiaries, as well as cash and investments held by the holding company. As of March 31, 2018, the holding company had $170.7 million of cash and investments. In 2018 our insurance subsidiaries may pay us up to $67.9 million in ordinary dividends without prior regulatory approval. For the three months ended March 31, 2018, our insurance subsidiaries have paid us ordinary dividends of $16.8 million.
Our insurance subsidiaries generate liquidity to satisfy their obligations primarily by collecting and investing premiums in advance of paying claims and generating investment income on their $1.4 billion investment portfolio. Our insurance subsidiaries generated positive cash flows from operations of $30.9 million during the three months ended March 31, 2018, compared with positive operating cash flows of $28.4 million during the same period of 2017.
At March 31, 2018, we had $275 million principal outstanding of 5.0% Senior Notes. The 5.0% Senior Notes accrue interest at 5.0%, payable semiannually each March and September. Refer to Note 5 – Long-Term Debt to the Consolidated Financial Statements for more information on our long-term debt.
In August 2017 we renewed our agreement for a $50 million three-year revolving credit facility (the “Credit Agreement”) that requires us to meet certain financial and other covenants. We are currently in compliance with all covenants under the Credit Agreement, and as of March 31, 2018, there were no borrowings outstanding against it.
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
Uses of Funds
Our quarterly dividend is currently $0.58 per share. At this current amount, our 2018 annualized dividend payments would be approximately $25.4 million.
On November 4, 2014, our Board of Directors increased the authority of our share and debt repurchase program to a total of $75 million and extended the date to execute the program to December 31, 2016, from December 31, 2014. On November 1, 2016, our Board approved the extension of the date to execute the program from December 31, 2016, to December 31, 2017, and on November 2, 2017, approved an extension to December 31, 2018. In addition, the Merger Agreement prohibits us from repurchasing shares between the signing of the Merger Agreement (i.e., February 13, 2018) and the closing of the merger. There were no share repurchases during the first three months of 2018.
We believe that cash balances, cash flows generated from operations or borrowings, and maturities and sales of investments are adequate to meet our future liquidity needs and those of our insurance subsidiaries.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance
Premium ceded under all reinsurance agreements for the three months ended March 31, 2018, was $3.7 million compared with $2.6 million for the same period of 2017. Refer to Note 11 - Reinsurance to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2017, for more information on our reinsurance contracts.
Investments
Our consolidated investment portfolio at March 31, 2018, contained approximately $1.5 billion in fixed maturity securities and $90.5 million in equity securities. All of these are carried at fair value with unrealized gains and losses on fixed maturity securities reported in accumulated other comprehensive income, a separate component of shareholders’ equity, on an after-tax basis. As of January 1, 2018, unrealized gains and losses on equity securities are recognized through net income. At March 31, 2018, we had pre-tax net unrealized losses of $15.0 million on fixed maturities. The average option adjusted duration of our fixed maturity portfolio was 4.0 years at March 31, 2018, compared with 3.3 years at December 31, 2017.
Since we carry all of these securities at fair value in our balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.
Approximately 91.2% of our fixed maturity investments at March 31, 2018, were rated “investment grade,” and, as of the same date, the average credit rating of our fixed maturity portfolio was AA-. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
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

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summarized information for our investment portfolio at March 31, 2018, was as follows ($ in thousands):

	Amortized Cost	Fair Value	% of Total Fair Value
Fixed Maturities:
U.S. government	$125,887	$124,757	7.9%
State and municipal	297,994	296,814	18.7%
Mortgage- and asset-backed:
Residential mortgage-backed securities	372,319	365,007	23.0%
Commercial mortgage-backed securities	63,053	62,061	3.9%
Asset-backed securities (ABS):
Collateralized loan obligations	42,042	41,996	2.6%
Auto loans	32,383	32,162	2.0%
Equipment leases	5,983	5,969	0.4%
Credit card	24,785	24,530	1.5%
All other	23,818	23,827	1.5%
Total ABS	129,010	128,484	8.1%
Total mortgage- and asset-backed	564,382	555,552	35.0%
Corporates
Investment grade	401,681	398,594	25.1%
Non-investment grade	122,996	122,213	7.7%
Total corporates	524,676	520,807	32.8%
Total fixed maturities	1,512,939	1,497,930	94.3%
Equity securities	65,913	90,498	5.7%
Short-term investments	0	0	0.0%
Total investments	$1,578,852	$1,588,428	100.0%
We categorize securities by rating based upon available ratings issued by Moody's, Standard & Poor's or Fitch. If all three ratings are available but not equivalent, we exclude the lowest rating and the lower of the remaining ratings is used. If ratings are only available from two agencies, the lowest is used. This methodology is consistent with that used by the major bond indices.
The following table presents the credit rating and fair value of our fixed maturity portfolio by major security type at March 31, 2018 ($ in thousands):

	Rating
	AAA	AA	A	BBB	Non-investment Grade	Total Fair Value	% of Total Exposure
U.S. government	$124,757	$0	$0	$0	$0	$124,757	8.3%
State and municipal	44,719	168,372	80,741	2,216	766	296,814	19.8%
Mortgage- and asset-backed	480,097	49,168	10,573	6,450	9,263	555,552	37.1%
Corporates	0	19,712	175,310	203,572	122,213	520,807	34.8%
Total fair value	$649,573	$237,252	$266,624	$212,238	$132,243	$1,497,930	100.0%
% of total fair value	43.4%	15.8%	17.8%	14.2%	8.8%	100.0%

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2018, there were no material changes to the information provided on Form 10-K for the year ended December 31, 2017, under the caption “Exposure to Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to Item 2 Management’s Discussion and Analysis under the caption “Investments” for updates to disclosures made under the subcaption “Credit Risk” of our Form 10-K for the year ended December 31, 2017.
ITEM 4
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based on that evaluation, we concluded that the controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (SEC) under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2018, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 1
Legal Proceedings
We have not become a party to any material legal proceedings and there have not been any material developments in our legal proceedings disclosed on Form 10-K for the year ended December 31, 2017. For a description of our previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings of our Form 10-K for the year ended December 31, 2017.
ITEM 1A
Risk Factors
Other than the risks relating to entering into the Merger Agreement referred to in Part I, Item 2 "Cautionary Statement Regarding Forward-Looking Statements," there have been no material changes in our risk factors as disclosed on Form 10-K for the year ended December 31, 2017. For a description of our previously reported risk factors, refer to Part I, Item 1A, Risk Factors of our Form 10-K for the year ended December 31, 2017.

INFINITY PROPERTY AND CASUALTY CORPORATION FORM 10-Q

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2018 - January 31, 2018	0	$0.00	0	$22,531,509
February 1, 2018 - February 28, 2018	0	0.00	0	22,531,509
March 1, 2018 - March 31, 2018	5,030	118.10	0	22,531,509
Total	5,030	$118.10	0	$22,531,509

(a)	5,030 shares surrendered to cover the withholding taxes related to the issuance of shares under the performance share plan.

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

Infinity Property and Casualty Corporation

	BY:	/s/ ROBERT H. BATEMAN
April 30, 2018		Robert H. Bateman
Executive Vice President, Chief Financial Officer and Treasurer